Form 10-K
period 2009-12-31
Armour Residential REIT, Inc.
filed 2010-03-30
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2009

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ARMOUR RESIDENTIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	001-33736	26-1908763
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

956 Beachland Blvd., Suite 11, Vero Beach, FL  32963

(Address of principal executive offices)(zip code)

(772) 617-4340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.0001 par value Warrants to Purchase Common Stock	OTC Bulletin Board OTC Bulletin Board

Securities registered pursuant to Section 12(b) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    NO  ☐

As of June 30, 2009, there was no established public trading market for the registrant’s securities and the registrant had no voting common shares held by non-affiliates.

The number of outstanding shares of the Registrant’s common stock as of March 26, 2010 was 2,304,054.

PART I

Item 1. Business

General

References to “we”, “us”, "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which became a wholly-owned subsidiary of ARMOUR after completion of the business combination described below.

Overview

We are an externally-managed Maryland corporation organized in 2008, managed by ARMOUR Residential Management LLC. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities issued or guaranteed by a U.S. Government-chartered entity, such as the Federal National Mortgage Association (more commonly known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac), or guaranteed by the Government National Mortgage Administration, a U.S. Government corporation (more commonly known as Ginnie Mae) (collectively, "Agency Securities").  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). We generally will not be subject to federal income tax to the extent that we currently distribute our net income to our stockholders and qualify as a REIT.  Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and hedge effectively. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

Enterprise Acquisition Corp. (prior to November 6, 2009)

Enterprise Acquisition Corp. was a Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

On November 6, 2007, Staton Bell Blank Check LLC, an affiliate of certain of Enterprise's officers and directors ("SBBC"), purchased an aggregate of 7,500,000 Insider Warrants (the "Insider Warrants") from Enterprise in a private placement transaction at a purchase price of $1.00 per Insider Warrant (the "Private Placement").

On November 7, 2007, the registration statement (File No. 333-145154) for Enterprise's initial public offering of 25,000,000 units (the “IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock was declared effective by the Securities and Exchange Commission ("SEC"). Enterprise completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000. The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc. Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company.

On July 29, 2009, Enterprise entered into an Agreement and Plan of Merger (the "Merger Agreement"), with ARMOUR and ARMOUR Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR

("Merger Sub Corp."). The Merger Agreement provided for two primary transactions: (i) the merger of Merger Sub Corp. with and into Enterprise with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR, and (ii) ARMOUR becoming the new publicly-traded corporation of which the holders of Enterprise securities will be security holders.

Business Combination with Enterprise Acquisition Corp.

On November 5, 2009, the stockholders of Enterprise Acquisition Corp. approved certain proposals to: (i) amend Enterprise's amended and restated certificate of incorporation to allow for a business combination with ARMOUR, and (ii) adopt the Merger Agreement and approve the merger of Merger Sub Corp. with and into Enterprise (the "Business Combination”).

On November 6, 2009, Merger Sub Corp. merged with and into Enterprise pursuant to the Merger Agreement. In connection with the closing, the holders of Enterprise common stock and warrants became holders of the securities of ARMOUR after the business combination in the same proportion as their holdings in Enterprise  immediately before the business combination, except as (i) increased by (A) the cancellation of shares of Enterprise common stock held by Enterprise's initial stockholders, (B) conversion of shares of Enterprise common stock by holders thereof who exercised the right to have their shares converted into funds held in the trust account at a value of $9.98 per share and (C) the purchase of shares pursuant to forward contract arrangements that provided for Enterprise to purchase such shares after the closing of the business combination at a price of $9.98 per share.

At the closing of the merger with Enterprise, Enterprise had $249.5 million in cash and returned $226.5 million to stockholders who elected to exercise their conversion rights into a pro rata portion of the trust account.

In addition, in connection with the closing of the business combination, we entered into a supplement and amendment to the agreement that governs the warrants, the terms of which, among other things, (i) increased the exercise price of the warrants from $7.50 per share to $11.00 per share, (ii) extended the expiration date of the warrants from November 7, 2012 to November 7, 2013 and (iii) limited a holder’s ability to exercise warrants to ensure that such holder’s Beneficial Ownership or Constructive Ownership (each term as defined in our charter) do not exceed the restrictions contained in the charter limiting the ownership of shares of our common stock.

Our Formation and Structure

We plan to elect to be taxed as a REIT for the taxable year ending December 31, 2009 upon filing our federal income tax return for that year. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

Our Assets

Since our formation, our assets have been invested in either Agency Securities or money market instruments, primarily deposits at federally chartered banks.

Our Borrowings

We borrow against our Agency Securities using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our securities. Our total repurchase indebtedness was approximately $46.4 million at December 31, 2009, and had a weighted average maturity of 63 days. Depending on market conditions, we may enter into additional repurchase arrangements with similar longer-term maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. Despite recent credit market developments and prevailing trends, we believe Agency Securities will continue to be eligible for financing in the repurchase agreement market.

Our Hedging

Our hedging strategies are designed to reduce the impact on our income caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to mitigate the risk of adverse changes in interest rates on the value of our assets as well as the differences between the interest rate adjustments on our assets and borrowings. These techniques primarily consist of purchasing or selling futures contracts and may also include entering into interest rate swap agreements, interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Although we are not legally bound to our use of hedging, we intend to limit our use of hedging instruments to only those techniques described above and to enter into hedging transactions only with counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency. These transactions are entered into solely for the purpose of hedging interest rate and prepayment risk and not for speculative purposes.  Since we will not qualify for hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the hedging instruments may not be offset by changes in the fair values or cash flows of the related hedged transactions within the same accounting period, or ever.

Strategies

Our primary goal is to acquire Agency Securities, finance our acquisitions in the capital markets, use targeted leverage ratios and employ risk management in an effort to provide an attractive risk-adjusted return on stockholders' equity.  We seek to achieve this goal through the thoughtful and opportunistic application of our asset acquisition, leverage and interest rate management strategies.

Subsequent Events

As of January 26, 2010, we had substantially completed investment of our initial equity on a leveraged basis.  At that date, we owned approximately $183.7 million of Agency Securities at fair value.

On March 5, 2010, we announced that our Board of Directors (the “Board”) had voted to declare a first quarter 2010 dividend of $0.40 payable on April 29, 2010, to stockholders of record on March 15, 2010.

Policies With Respect To Certain Other Activities

If, when applicable, ARRM and our Board determine that additional funding is required, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

In the event that ARRM determines to raise additional equity capital, we have the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as we deem appropriate, at any time.

Although we have no present intention of doing so ARRM has the authority to have us repurchase or otherwise reacquire shares of our stock and may engage in such activities in the future.

Policy With Respect to Dividends and Distributions

As required in order to maintain our qualification as a REIT for U.S. federal income tax purposes, we intend to distribute with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to pay regular quarterly dividends of all or substantially all of our taxable income to holders of our common stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to holders of our common stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law (“MGCL”), and such other factors as our Board deems relevant.

Investment Company Act Exemption

We conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K.

Section 3(a)(1)(A) of the Investment Company Act of 1940 (“1940 Act”) defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the 1940 Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

To avoid registration as an investment company, we rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we intend to make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and real estate related assets. We generally expect that our investments in Agency Securities will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with the SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We invest at least 55% of our assets in whole pool Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying interests plus other real estate related assets.  Other real estate related assets would consist primarily of non-whole pool Agency Securities and funds awaiting investment. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in us holding assets we might wish to sell or selling assets we might wish to hold. Although we intend to monitor our portfolio relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through wholly-owned subsidiaries, such business will be conducted in such a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act. All wholly-owned subsidiaries that we elect to conduct our business through would qualify for the Section 3(c)(5)(C) exclusion discussed above and we would, accordingly, qualify for the Section 3(a)(1)(C) exemption because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We intend to monitor our portfolio periodically to insure compliance with the 40% test. In such case, we would be a holding company which conducts business exclusively through wholly-owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

Compliance with NYSE Amex Corporate Governance Standards

Although we are not currently listed on the NYSE Amex, LLC (the "NYSE Amex"), we comply substantially with the corporate governance standards of the NYSE Amex. Our audit committee is comprised entirely of independent directors and a majority of our directors are "independent" in accordance with the rules of the NYSE Amex.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring Agency Securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including Agency Securities, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.

In addition, the U.S. Federal Reserve has initiated a program to purchase $200.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.3 trillion in Agency Securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of Agency Securities began on January 5, 2009. Under the U.S. Federal Reserve’s program it has purchased $1.0 trillion in Agency Securities as of March 3, 2010.The program is expected to terminate on March 31, 2010. One of the effects of these programs has been to increase competition for available Agency Securities, with the result being an increase in market price. Once the program is terminated it may cause a decrease in demand for these securities, which could potentially reduce market prices.

Employees

We are managed by ARRM pursuant to the management agreement between us and ARRM. We do not have any employees whom we compensate directly with salaries or other cash compensation. ARRM currently has four full-time employees.

Facilities

Our principal offices are located at:

ARMOUR Residential REIT, Inc.

956 Beachland Blvd., Suite 11

Vero Beach, Florida 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.ARMOURREIT.com.

Legal Proceedings

We are not a party to any material legal proceedings.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains various “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. All forward-looking statements may be impacted by a number of risks and uncertainties, including statements regarding the following subjects:

•

our business and investment strategy;

•

our anticipated results of operations;

•

statements about future dividends;

•

our ability to obtain financing arrangements;

•

our understanding of our competition and ability to compete effectively;

•

market, industry and economic trends; and

•

interest rates.

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

(1)

the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

(2)

the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government and the federal reserve system;

(3)

mortgage loan modification programs and future legislative action;

(4)

availability, terms and deployment of capital;

(5)

changes in economic conditions generally;

(6)

changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

(7)

general volatility of the financial markets, including markets for mortgage securities;

(8)

inflation or deflation;

(9)

availability of suitable investment opportunities;

(10)

the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;

(11)

changes in our business and investment strategy;

(12)

our limited operating history;

(13)

our dependence on our manager and ability to find a suitable replacement if our manager were to terminate its management relationship with us;

(14)

the existence of conflicts of interest in our relationship with our manager, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

(15)

changes in personnel at our manager or the availability of qualified personnel at our manager;

(16)

limitations imposed on our business by our status as a REIT;

(17)

changes in accounting principles generally accepted in the United States (“GAAP”), including interpretations thereof; and

(18)

changes in applicable laws and regulations.

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this report. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise, except as required under the U.S. federal securities laws.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below,  together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Related to Our Business

We have a limited operating history and may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our stockholders.

We were organized in 2008 and began investment activity in November, 2009. We have a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our policies and strategies as described in this Form 10-K. Additionally, the past performance of ARRM and its key personnel should not be viewed as an indication of our future performance.

Continued adverse developments in the global capital markets, including defaults, credit losses and liquidity concerns, as well as mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, could make it difficult for us to borrow money to acquire Agency Securities on a leveraged basis, on favorable terms, or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire Agency Securities on a leveraged basis. Institutions from which we obtain financing may have owned or financed mortgage backed securities and other assets, which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing and, in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

While the overall financing environment has improved over the last twelve months, there can be no assurance that further credit losses or mergers, acquisitions, or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties will not occur.  This would result in a fewer number of potential repurchase agreement counterparties operating in the market and could potentially impact the pricing and availability of financing for our business.

Continued adverse developments in the residential mortgage market may adversely affect the value of the Agency Securities in which we invest.

During the past few years, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that adversely affected the performance and market value of the Agency Securities in which we invest. Agency Securities originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of Agency Securities may not be performing as expected. As a result, the market for these securities may be adversely affected for a significant period of time.

Conditions within the market are being driven primarily by:

•

Delinquencies across a broad scope of mortgage loans that include “subprime1” mortgage loans, “Alt-A2” mortgage loans,  and  “prime3” mortgage loans.

•

Declining housing prices and flattening of property values,

•

Resetting adjustable rate mortgages that result in increased mortgage payments, and

•

Constrained ability by borrowers to refinance or sell their properties.

1   Loans that are made to borrowers with impaired credit

2   Loans that are made to borrowers with limited documentation

3   Loans that are made to borrowers with excellent credit who provide full documentation

While we currently, and in the future, intend to only invest in Agency Securities, the conditions above could contribute to rising levels of delinquencies that  negatively affect the value of our Agency Securities or create market uncertainty about their true value, including their expected prepayment rate. At the same time, market uncertainty about residential mortgages in general could depress the market for Agency Securities, despite the U.S. Government conservatorship, making it more difficult for us to sell any Agency Securities  we own on favorable terms or at all.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency Securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the U.S. Treasury Secretary suggested that the guarantee payment structure of Fannie Mae and Freddie Mac should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency Security and could have broad adverse market implications.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. For example, in late January 2010, the Chairman of the House Financial Services Committee announced that the House Financial Services Committee will be recommending abolishing Fannie Mae and Freddie Mac in their current form and establishing a new system of providing housing finance. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency Securities from these companies, which would drastically reduce the amount and type of Agency Securities available for investment, which are our only targeted investments.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from Agency Securities that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of Agency Securities could also negatively affect the pricing of Agency Securities we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

In February 2010, Fannie Mae and Freddie Mac announced that they will be purchasing delinquent loans from mortgage pools guaranteed by them. Delinquent loans for this program will be those that are 120 days or greater delinquent as of the measurement date. Freddie Mac stated that it will be consummating all of its purchases at once, based on the delinquencies as of February 2010, with payments to securities holders on March 15th and April 15th. Fannie Mae’s repurchase program will occur over several months, the details of which are still forthcoming. These actions could decrease our income and book value. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

In addition, the U.S. Federal Reserve has initiated a program to purchase $200.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.3 trillion in Agency Securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of Agency Securities began on January 5, 2009. Under the U.S. Federal Reserve’s program it has purchased $1.0 trillion in Agency Securities as of March 3, 2010.The program is expected to terminate on March 31, 2010. One of the effects of these programs has been to increase competition for available Agency Securities, with the result being an increase in market price. Once the program is terminated it may cause a decrease in demand for these securities, which could potentially reduce market prices.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency Securities. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency Securities. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency Securities in which we invest.

During 2008, the U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency Securities in which we invest.

We may not be able to operate our business or implement our operating policies and strategies successfully.

The results of our operations depend on many factors, including, without limitation, the availability of opportunities for the acquisition of attractively priced Agency Securities, the level and volatility of interest rates, readily accessible  funding  in the financial markets and our ability to cost-effectively hedge risks as well as overall economic conditions. We may not be able to maintain any agreements with our lenders on favorable terms or at all. Furthermore, we may not be able to operate our business successfully or implement our operating policies and strategies as described in this Form 10-K, which could result in the loss of some or all of your investment.

An increase in interest rates may adversely affect our financial position.

Increases in interest rates may negatively affect the fair market value of our assets, which are primarily Agency Securities. When interest rates rise, the value of fixed rate Agency Securities generally declines. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow. The combination of rising interest rates and declining prepayments may negatively affect the price of Agency Securities, and the effect can be particularly pronounced with fixed rate Agency Securities. In accordance with GAAP, we will be required to reduce the carrying value of our Agency Securities by the amount of any decrease in the fair value of the Agency Securities compared to amortized cost. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholders’ equity without immediately affecting current earnings, depending on how we classify our assets under GAAP. In either case, our net book value will decrease to the extent of any realized or unrealized losses in fair value.

Increased levels of prepayments from mortgage backed securities may decrease our net interest income or result in a net loss.

Pools of mortgage loans underlie the Agency Securities that we acquire. We generally receive payments from the payments that are made on these underlying mortgage loans. When we acquire Agency Securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected, the related prepayments on the corresponding Agency Securities will be faster than expected.  Since we typically purchase Agency Securities at premium prices that reflect above market coupons, faster-than-expected prepayments reduce the period those above market coupons are outstanding and could potentially harm our financial position and results of operations.   Furthermore, while the Agency Securities we purchase are guaranteed against principal loss by Fannie Mae, Freddie Mac, or Ginnie Mae, defaults and loan modifications of the underlying mortgages result in prepayment of principal as well.  While we will seek to manage prepayment risk, in selecting investments, we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging its risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates and prepayments of the mortgages that underlie our Agency Securities. Changes in interest rates and prepayments affect the market price of the Agency Securities that we purchase and any Agency Securities that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio. In conducting our analysis, we depend on industry-accepted assumptions with respect to the relationship between interest rates and prepayments under normal market conditions. If the dislocation in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to assess the market value of our portfolio would be significantly affected and could materially adversely affect our financial position and results of operations.

If the entities that guarantee the payments on our Agency Securities cannot honor those guarantees, our results of operations would be adversely affected.

The payments we receive on the Agency Securities in which we primarily invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are now both under conservatorship of the U.S. Government and have the explicit capital support of the U.S. Treasury. The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

Changes in interest rates may adversely affect the results of our operations and our financial position.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, all of which are beyond our control. Our success depends on our ability to analyze the relationship changing interest rates may have on our results of operations and financial position in general, and the impact such rate changes may have on critical elements underlying Agency Securities and other investments’ values and borrowings in particular, as follows:

•

Changes in interest rates may inversely affect the fair market value of our assets, which are primarily Agency Securities. When interest rates rise, the value of fixed-rate Agency Securities generally declines, and when interest rates fall, the value of fixed-rate Agency Securities generally increase.

•

Changes in interest rates may inversely affect levels of prepayments on mortgages. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates has on these prepayments affects the price of Agency Securities, and the effect can be particularly pronounced with fixed rate Agency Securities.

•

Changes in interest rates may create mismatches between our assets, primarily Agency Securities, and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should rates increase, interest rate caps on our hybrid adjustable rate and adjustable rate mortgage backed securities would limit the income stream on these investments while our borrowings would not be subject to similar restrictions.

Interest rate fluctuations will also cause variations in the yield curve, which may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our Agency Security assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in Agency Securities, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion) in which event our borrowing costs may exceed our interest income and we could incur significant operating losses. This risk and the variables created by changing interest rates discussed above are integral to our business and our investment strategies. We will seek to mitigate these risks to the degree achievable through the active formulation and execution of our hedging strategies.

Hedging against interest rate exposure may adversely affect our earnings, and our hedges may fail to protect us from the losses that the hedges were designed to offset.

Subject to complying with REIT tax requirements, we employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on a portion of our short-term repurchase agreements and on a portion of the value of our assets. In general, our hedging strategy depends on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include purchasing or selling futures contracts, entering into interest rate swap agreements or interest rate cap or floor agreements, swaptions, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements.

Because a mortgage borrower typically has no restrictions on when a loan may be paid off either partially or in full, there are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our portfolio or may fail to recognize a risk entirely leaving us exposed to losses without the benefit of any offsetting hedging activities. The hedging instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur.

We may not be able to execute desired hedging transactions at favorable prices.

We will continue to execute hedging transactions to manage many, but not all, of the risks inherent in our portfolio. This strategy will potentially help us reduce our exposure to significant changes in interest rates but entails significant costs and other risks. These hedging instruments may not be attractively priced in the marketplace and may not be available to us given our financial condition in the future or as a result of other factors. Additionally, we may not successfully implement our business strategy, we may expose ourselves to additional risks and we could suffer significant losses.

Our use of hedging instruments may expose us to counterparty risk.

We enter into transactions to hedge risks associated with our business with counterparties that have a high-quality credit rating and with futures exchanges. If counterparties, or the exchange, cannot perform under the terms of our futures contracts, for example, we would not receive payments due under that agreement, and may lose any unrealized gain associated with the futures contract, and the hedged liability would cease to be hedged by the futures contract. We may also be at risk for any collateral we have pledged to secure our obligations under the futures contract if the counterparty became insolvent or filed for bankruptcy. Similarly, if a cap counterparty fails to perform under the terms of the cap agreement, in addition to not receiving payments due under that agreement that would offset our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement. Our hedging agreements require our counterparties to post collateral in certain events, generally related to their credit condition, to provide us some protection against their potential failure to perform. We, in turn, are subject to similar requirements.

Competition may prevent us from acquiring Agency Securities at favorable yields and that would harm our results of operations.

Our net income largely depends on our ability to acquire Agency Securities at favorable spreads over our borrowing costs. In acquiring Agency Securities, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase Agency Securities, many of which have greater financial resources than we do. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the 1940 Act. As a result, we may not be able to acquire sufficient Agency Securities at favorable spreads over our borrowing costs, which would harm our results of operations.

Risks Related to Debt Financing

There is no assurance that our current financing arrangements will remain in place.

During the credit crises which began in 2007 and which continues to this day, repurchase funding became increasingly more difficult to acquire. Our relationship with AVM, L.P. which we contract for clearing and settlement services for our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing and management of margin arrangements between us and our lenders for each of our repurchase agreements, is beneficial in addressing the potential scarcity of repurchase funding. Nonetheless we will depend on borrowings to fund our acquisitions of Agency Securities and reach our target leverage ratio. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. Currently, we have entered into several master agreements establishing the terms and conditions of borrowings, if any, made by lenders. There can be no assurance that these agreements will remain in place and, even if in place, the amount and definitive terms under which we would be able to borrow. Continued adverse developments in the residential and commercial mortgage markets could make it more difficult for us to borrow money to finance our acquisition of residential Agency Securities.

Institutions from which we seek to obtain financing may also originate and hold residential and commercial mortgage loans and may have suffered financial difficulties as a result of the market conditions described above. Further, even lenders that do not originate and hold mortgage loans may have suffered losses related to their lending and other financial relationships with the institutions that do so as part of their businesses. As a result, institutions that originate and hold loans, and other lenders that have been indirectly affected by losses in the mortgage market, may become insolvent or tighten their lending standards which could result in the following:

•

Our lenders may not be able to obtain financing to fund our borrowings,

•

Our lenders may require us to enter into restrictive covenants relating to our operations,

•

We may not be able to fund acquisitions of sufficient Agency Securities to reach our target leverage ratio, and

•

We may become dependent on one or a few lenders for all of our financing.

We may incur increased borrowing costs related to repurchase agreements which could harm our results of operations.

Our borrowing costs under repurchase agreements that we have arranged generally are adjustable and relate to short-term interest rates, such as the London Interbank Offered Rate (“LIBOR”). The price of these borrowings may vary depending upon a number of factors, including, without limitation:

•

The movement of interest rates;

•

The availability of financing in the market, including the financial stability of lenders; and

•

The value and liquidity of our Agency Securities.

We expect that most of our borrowings will be collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our results of operations will be harmed and we may have losses.

Our leverage strategy increases the risks of our operations, which could reduce our net income and the amount available for distributions or cause us to suffer a loss.

We generally seek to borrow so that our debt-to-equity ratio is between 6:1 and 10:1, but we are not explicitly bound by that range. We incur this leverage by borrowing against a substantial portion of the market value of our Agency Securities. The amount of leverage, however, is not expressly limited and will depend on our and our lenders’ estimate of the stability of our portfolio’s cash flow and our ability to service and repay additional debt. We may not be able to meet our debt service obligations and, to the extent we cannot, we may be forced to liquidate our assets at disadvantageous prices and you could lose some or all of your investment.

This leverage, which is fundamental to our investment strategy, also creates significant risks. For example:

•

Our borrowings are secured by our Agency Securities, generally under repurchase agreements. A decline in the market value of the Agency Securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency Securities under adverse market conditions. If these sales are made at prices lower than the carrying value of the Agency Securities, we would experience losses.

•

Certain lenders may require us to remain in compliance with all provisions of other material contracts, including other financing agreements. As a result, a default under one financing agreement could cause us to be in default under other financing agreements. If that occurs, our access to capital would be significantly impeded, which could materially and adversely affect our ability to operate our business.

•

To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our qualification as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders.

If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to our stockholders. Because the assets that we expect to acquire may experience periods of illiquidity, we may be prevented from selling our Agency Securities at opportune times and prices.

We bear the risk of being unable to dispose of our Agency Securities at advantageous times and prices or in a timely manner because Agency Securities may experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. As a result, the illiquidity of Agency Securities may harm our results of operations and could cause us to suffer a loss and reduce our distributions.

Risks Related to Our Corporate Structure

We may be harmed by changes in various laws and regulations.

Our business may be harmed by changes in laws and regulations affecting it, including changes to securities laws and changes to the Code applicable to the taxation of REITs. In addition, proposed changes to laws and regulations that could hinder a loan servicer’s ability to adjust loan interest rates upward or to foreclose promptly on defaulted mortgage loans could adversely affect the performance of the loans and the yield on and value of the mortgage securities. Any legislation requiring U.S. Government-chartered entities to reduce the amount of mortgages they own or for which they guarantee payments on Agency Securities could adversely affect the availability and pricing of Agency Securities and harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our stockholders, potentially with retroactive effect.

We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

Maintenance of our exemption from the Investment Company Act will impose limits on our business.

We conduct our business so as not to become regulated as an investment company under the 1940 Act. If we were to fall within the definition of investment company, we would be unable to conduct our business as described in this Form 10-K. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the 1940 Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

To avoid registration as an investment company, we rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we intend to make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and real estate related assets. We generally expect that our investments in Agency Securities will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with the SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. We invest at least 55% of our assets in whole pool Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying interests plus other real estate related assets. Other real estate related assets would consist primarily of non-whole pool Agency Securities and funds awaiting investment. As a result of the foregoing restrictions, we will be limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that it will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through wholly-owned subsidiaries, such business will be conducted in such a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act. All wholly-owned subsidiaries that we elect to conduct our business through would qualify for the Section 3(c)(5)(C) exclusion discussed above and we would, accordingly, qualify for the Section 3(a)(1)(C) exemption because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We monitor our portfolio periodically to insure compliance with the 40% test. In such case, we would be a holding company which conducts business exclusively through wholly-owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

Loss of our 1940 Act exemption would adversely affect us, the market price of shares of our common stock or warrants and our ability to distribute dividends.

As described above, we conduct our operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. There can be no assurance that the laws and regulations governing REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations.  Further, although we monitor our portfolio, there can be no assurance that we will be able to maintain our 1940 Act exemption. If we were to fail to qualify for this exemption in the future, we could be required to restructure our activities or the activities of our subsidiaries, if any, including effecting sales of assets in a manner that, or at a time when we would not otherwise choose, which could negatively affect the value of our common stock or warrants, the sustainability of our business model, and our ability to make distributions. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is appropriate.

We may not be able to acquire investments at favorable prices.

We may not be able to acquire Agency Securities at favorable prices. As a result, we may not be able to acquire enough Agency Securities in order to remain fully invested, or we may have to pay more for Agency Securities than we would expect. In either case, the return that we earn on our stockholders’ equity may be reduced.

Restrictions on ownership of our capital stock may limit your opportunity to receive a premium on our stock.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT).  This test is known as the “5/50 test.”  Attribution rules in the Internal Revenue Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement.  Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT).

As of December 31, 2009, our shareholder concentration did not comply with the 5/50 rule and, without change, would not allow us to qualify as a REIT after 2009. In order to qualify as a REIT after 2009, we must either increase our capital and/or reduce our shareholder concentration in order to maintain our REIT status. We intend to issue more common stock to new shareholders by the end of 2010 in either an accretive or dilutive sale to stockholders equity. To the extent we issue stock at a price which is dilutive to our stockholders equity, our common stock may decrease in value and our stockholders equity, as measured on a per share basis, will decrease.

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common or preferred stock in excess of our ownership limits without the consent of ARRM or our Board shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders. As of the close of the merger between Enterprise and ARMOUR our Board allowed certain investors to own more than 9.8% of our outstanding capital stock. This approval is subject to change.

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third party to acquire control of the company.

Certain provisions of the MGCL may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interests. Additionally, our charter and bylaws contain other provisions that may delay or prevent a change of control of the company.

If we have a class of equity securities registered under the Securities Exchange Act and meet certain other requirements, Title 3, Subtitle 8 of the MGCL permits ARRM without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect on behalf of the company to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, once we meet the applicable requirements, our charter provides that our Board will have the exclusive power to fill vacancies on our Board. As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing. ARRM may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time that we have a class of equity securities registered under the Securities Exchange Act and satisfy certain other requirements.

Federal Income Tax Risks

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

If the market value or income potential of our Agency Securities declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase certain types of our assets and income or liquidate our non-qualifying assets to maintain our REIT qualifications or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Our qualification as a REIT subjects us to a broad array of financial and operating parameters that may influence our business and investment decisions and limit our flexibility in reacting to market developments.

In order to qualify and maintain our qualification as a REIT, we must insure that:

•

That at least 75% of our gross income each year is derived from certain real estate related sources,

•

That at 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets at the end of each calendar quarter,

•

That the remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer, or more than 10% of the total value of the outstanding securities of any one issuer,

•

That no more than 5% of the value of our assets can consist of securities of any one issuer.

If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. If we fail to qualify as a REIT, we will be subject to federal income tax as a regular corporation and may face substantial tax liability.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. We have not requested, and do not intend to request, a ruling from the Internal Revenue Service (“IRS”), that we qualify as a REIT. Accordingly, we are not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, which could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

We would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate rates,

•

Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated, and

•

Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we do not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow. Further, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would decrease cash available for distribution to our stockholders. Complying with REIT requirements may limit our ability to hedge effectively or may require us to execute our hedge and derivative activities through a taxable REIT subsidiary (“TRS”).

The existing REIT provisions of the Code may substantially limit our ability to hedge Agency Securities and related borrowings by requiring us to limit our income in each year from hedging transactions, other than qualified REIT hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of our gross income. In addition, we must generally limit our aggregate income from hedging and services from all sources, other than from qualified REIT hedges, to less than 5% of our annual gross income. As a result, we may in the future need to conduct certain hedging and derivative activity through a TRS, the income from which will be fully subject to federal, state and local corporate income tax, and we may have to limit our use of hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect and we meet certain other technical requirements, we could lose our REIT status for federal income tax purposes. Even if our failure was due to reasonable cause, we may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.

As a REIT, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute 90% of our taxable income as required by the REIT rules. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in Agency Securities.

Plans should consider ERISA risks of investing in our common stock.

Investment in our common stock may not be appropriate for a pension, profit-sharing, employee benefit, or retirement plan, considering the plan’s particular circumstances, under the fiduciary standards of ERISA or other applicable similar laws including standards with respect to prudence, diversification and delegation of control and the prohibited transaction provisions of ERISA, the Code and any applicable similar laws.

ERISA and Section 4975 of the Code prohibit certain transactions that involve (i) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and (ii) any person who is a “party in interest” or “disqualified person” with respect to such plan. Consequently, the fiduciary of a plan contemplating an investment in our common stock should consider whether its company, any other person associated with the issuance of its common stock or any affiliate of the foregoing is or may become a “party in interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable.

ERISA may limit our ability to attract capital from Benefit Plan Investors.

It is unlikely that we will qualify as an operating company for purposes of ERISA. Consequently, in order to avoid our assets being deemed to include so-called “plan assets” under ERISA, we will initially limit equity ownership in us by Benefit Plan Investors to less than 25% of the value of each class or series of capital stock issued by us and to prohibit transfers of our common stock to Benefit Plan Investors. Our charter prohibits Benefit Plan Investors from holding any interest in any shares of our capital stock that are not publicly traded. These restrictions on investments in us by Benefit Plan Investors (and certain similar investors) may adversely affect the ability of our stockholders to transfer their shares of our common stock and our ability to attract private equity capital in the future.

Risks Related to Our Management and Conflicts of Interest

We have a limited operating history and may not be able to successfully operate our business strategies successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were organized in 2008 and began investment activity in November, 2009. We have a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our policies and strategies as described in this Form 10-K. Additionally, the past performance of ARRM, our manager, and ARRM’s key personnel should not be viewed as an indication of our future performance.

The results of our operations depend on many factors, including, without limitation, the availability of opportunities for the acquisition of attractively priced Agency Securities, the level and volatility of interest rates, readily accessible funding in the financial markets and our ability to cost-effectively hedge risks as well as overall economic conditions. We may not be able to maintain any agreements with our lenders on favorable terms or at all. Furthermore, we may not be able to operate our business successfully or implement our operating policies and strategies as described in this Form 10-K, which could result in the loss of some or all of your investment.

We depend on our manager, ARRM, and particularly key personnel including Mr. Ulm and Mr. Zimmer. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally-managed company, we depend on the diligence, experience and skill of our manager for the selection, acquisition, structuring, hedging and monitoring of our mortgage backed assets and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months and require the retention of an executive search firm, which may be expensive. Because we are a new company with no employees, the loss of Mr. Ulm and Mr. Zimmer could harm our business, financial condition, cash flow and results of operations. If we fail to maintain a relationship with AVM, L.P., as our clearing agent and repurchase agreement agent, we may have to reduce or delay our operations and/or increase our expenditures.

ARRM, has a long term successful relationship with AVM, L.P., a securities broker dealer, and we have a contract with AVM, L.P. to provide clearing and settlement services for our securities and derivative transactions. We have also entered into a second contract with AVM, L.P. to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our expected repurchase agreements. We rely on AVM, L.P. for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM, L.P. to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM, L.P. Until we elect to move those services in-house, we will remain dependent on AVM, L.P. or other third parties that provide similar services. If we are unable to maintain a relationship with AVM, L.P. or are unable to establish a successful relationship with other third parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of our manager’s experience will enable them to fill any needs created by discontinuing a relationship with AVM, L.P.

Our rights and the rights of our stockholders to take action against ARRM and any  directors and officers are limited, which could limit your recourse in the event of actions not in stockholders’ best interests.

Our charter limits the liability of ARRM and any directors and officers for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated. Our charter also authorizes us to indemnify ARRM and any directors and officers for actions taken by them in those capacities to the extent permitted by Maryland law, and our bylaws obligate us, to the maximum extent permitted by Maryland law, to indemnify any present or former director or officer from and against any claim or liability to which he or she may become subject by reason of his or her service in that capacity. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. Finally, we have entered into agreements with ARRM and any directors and executive officers pursuant to which we will agree to indemnify them to the maximum extent permitted by Maryland law.

There are conflicts of interest in our relationship with ARRM and its affiliates, which could result in decisions that are not in the best interests of our stockholders or warrant holders.

We are subject to conflicts of interest arising out of our relationship with ARRM and its affiliates. Each of our executive officers and certain of our non-independent directors is also an employee or partner of ARRM; they will not be exclusively dedicated to our business. Each of Scott J. Ulm and Jeffrey J. Zimmer is a partner and owner of equity interests in ARRM. In addition, Daniel C. Staton and Marc H. Bell own an interest in Sub-Manager, which, in consideration for services to be provided to ARRM under a sub-management agreement is entitled to receive a percentage of the net management fee earned by ARRM. As a result, the management agreement with ARRM may create a conflict of interest, and its terms, including fees payable to ARRM, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with ARRM. ARRM maintains a contractual as opposed to a fiduciary relationship with us. The management agreement with ARRM does not prevent ARRM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ARRM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours, and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ARRM and there is no guarantee that this allocation would be made in the best interest of our stockholders or warrant holders. We are not entitled to receive preferential treatment as compared with the treatment given by ARRM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ARRM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ARRM and its respective officers and employees to engage in other business activities may reduce the time spent managing our activities.

In the future, we may enter, or ARRM may cause us to enter, into additional transactions with ARRM or its affiliates. In particular, we may purchase, or ARRM may cause us to purchase, assets from ARRM or its affiliates or make co-purchases alongside ARRM or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between our interests and the interests of ARRM and/or its affiliates in obtaining favorable terms and conditions. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders or warrant holders.

Our executive officers and the employees of ARRM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ARRM allocate some, or a material portion, of their time to other businesses and activities. For example, each of our executive officers is also an employee or partner of ARRM. None of these individuals is required to devote a specific amount of time to our affairs. Accordingly, we compete with ARRM, its existing funds, investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers.

If ARRM ceases to be our investment manager, financial institutions providing any financing arrangements to us may not provide future financing to us.

Financial institutions that we seek to finance our investments may require that ARRM continue to act in such capacity. If ARRM ceases to be our manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, it is likely that we would be materially and adversely affected.

ARRM’s failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time in the future would materially and adversely affect us.

Our ability to achieve our investment objective depends on ARRM’s personnel and their ability to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time in the future. Accomplishing this result is also a function of ARRM’s ability to execute our financing strategy on favorable terms.

The manner of determining the management fee may not provide sufficient incentive to ARRM to maximize risk-adjusted returns on our investment portfolio since it is based on our gross equity raised and not on our performance.

ARRM is entitled to receive a monthly management fee that is based on the total of all “gross equity raised” (as defined in the management agreement), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ARRM for a given month despite the fact that we could experience a net loss during that month. ARRM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ARRM to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock or warrants. Further, the management fee structure gives ARRM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ARRM primarily based on the size of our equity, and not on our financial returns to stockholders.

The termination of the management agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with ARRM.

Termination of the management agreement with ARRM without cause is difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreement with ARRM. The management agreement provides that, in the absence of cause, it may be terminated by us only without cause and only during any renewal term following the initial 5-year term of the management agreement. ARRM will be provided 180 days prior notice of any such termination by us without cause. Additionally, upon a termination by us without cause, the management agreement provides that we will pay ARRM a termination payment equal to three times the sum of the base management fee received by ARRM during the 12-month period before such termination, calculated as of the effective date of termination. This provision increases the effective cost to us of electing to terminate the management agreement, thereby adversely affecting our inclination to end our relationship with ARRM prior to the expiration of any renewal term, even if we believe ARRM’s performance is not satisfactory.

ARRM may terminate the management agreement at any time and for any reason upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the initial 5-year term, the management agreement will automatically renew for successive 1-year renewal terms unless either we or ARRM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the initial term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

ARRM’s liability is limited under the management agreement and we have agreed to indemnify ARRM and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which ARRM would not be liable.

Pursuant to the management agreement, ARRM will not assume any responsibility other than to render the services called for there under and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ARRM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents, and any affiliates thereof, will not be liable to us, our shareholders, any subsidiary of ours, the shareholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ARRM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the management agreement, except if ARRM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the management agreement. We have agreed to indemnify ARRM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents, and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the management agreement or pursuant to any underwriting or similar agreement to which ARRM is a party that is related to our activities, unless ARRM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the management agreement. As a result, we could experience poor performance or losses for which ARRM would not be liable.

In addition, our articles of incorporation provide that no director or officer of ours shall be personally liable to us or our stockholders for money damages. Furthermore, our articles of incorporation permit, and our by-laws require, us to indemnify, pay or reimburse any present or former director or officer of ours who is made or threatened to be made a party to a proceeding by reason of his or her service to us in such capacity. Officers and directors of ours who are also officers and board members of ARRM will therefore benefit from the exculpation and indemnification provisions of our articles of incorporation and by-laws, and accordingly may not be liable to us in such circumstances.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Facilities

We do not own any real estate or other physical properties.  We maintain our executive offices at 956 Beachland Blvd., Suite 11, Vero Beach, Florida  32963.  We consider our current office space adequate for our current operations.

Item 3.

Legal Proceedings

We and our manager are not currently subject to any material legal proceeds.

Item 4.

Reserved and Removed

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock and warrants are currently listed on the OTC Bulletin Board under the symbols “AMRR.OB,” and “AMRRW.OB”, respectively. Prior to trading on OTC Bulletin Board, from November 5, 2009 to February 1, 2010, our common stock and warrants were traded on the NYSE Amex under the symbols "ARR" and "ARR.W.”  The following table sets forth the range of high and low closing prices for the common stock and warrants for the period indicated since the consummation of the business combination with Enterprise on November 5, 2009:

	Common Stock		Warrants
	High	Low	High	Low
Fourth Quarter (from November 6, 2009)	$ 9.00	$ 7.35	$ 0.25	$ 0.15

Holders of Common Equity

As of March 29, 2010, we had one stockholder of record of our outstanding common stock, and two holders of record of our outstanding warrants.  We believe that there are a greater number of beneficial owners of shares of our common stock and warrants.

Dividend Policy

We intend to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board deems relevant. For 2009, we paid $0.13 per share to common stock holders of record as of October 5, 2009. Of the $0.13, 100.0% represented ordinary income, and 0.0% represented return of capital, for tax purposes. This dividend is taxable as 2009 income to holders of shares of our common stock.

Graph

The following graph compares the shareholder’s cumulative total return, assuming $100 invested at November 6, 2009 (the date of our business combination), with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”); (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Return
Assumed Initial Investment of $100
110
105
100
95
90
85
80
October 30, 2009
11/3/2009
11/5/2009
11/9/2009
11/11/2009
11/13/2009
11/17/2009
11/19/2009
11/23/2009
11/25/2009
11/27/2009
12/1/2009
12/3/2009
12/7/2009
12/9/2009
12/11/2009
12/15/2009
12/17/2009
12/21/2009
12/23/2009
12/25/2009
12/29/2009
12/31/2009
NAREIT Mortgage REIT
S&P 500
ARMOUR Residential REIT
*NAREIT Mortgage REIT is a monthly number. **Merger of ARMOUR and Enterprise formally completed on 11/6/09.

 ;

Item 6.   Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K for the year ended December 31, 2009.  The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Form 10-K. Results of operations for periods prior to the Business Combination are those of Enterprise.

	Year Ended December 31, 2009	Year Ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007
Balance Sheet Data
Total Assets	$126,693,608	$250,189,469	$249,200,417
Repurchase Agreements	$46,388,602	$-	$-
Payable for unsettled securities	$58,559,479	$-	$-
Statement of Income Data
Interest Income	$446,598	$5,425,560	$1,652,252
Interest Expense	(14,153)	-	-
Net Interest Income	432,445	5,425,560	1,652,252
Operating Expenses	$2,026,925	$2,309,375	$163,275
Net (Loss) Income	$(1,149,427)	$1,074,435	$867,315
Earnings per share - common stock, basic and diluted	$(0.06)	$0.02	$0.07
Weighted average shares outstanding	20,509,542	23,750,001	12,990,330
Cash dividends declared per common share	$0.13	$-	$-
Key Portfolio Statistics
*Average Agency Securities (1)	$10,670,293	$-	$-
Average Repurchase Agreements (2)	$5,531,866	$-	$-
Average Equity (3)	$21,491,094	$-	$-
Average Portfolio Yield (4)	4.59%	-	-
Average Cost of Funds (5)	0.72%	-	-
Interest Rate Spread (6)	3.87%	-	-
Return on Average Equity (7)	(0.80)%	-	-
Average Annual Portfolio Repayment Rate (8)	8.60%	-	-
Debt to Equity (at period end) (9)	2.16:1	-	-
Debt to Additional Paid in Capital (at period end) (10)	2.22:1	-	-

* Average numbers for each period are weighted based on days on  books and records. All percentages are annualized.

(1)   Our daily average investment in Agency Securities was calculated by dividing the sum of our daily Agency Securities investments during the year by the number of days in the period.

(2)   Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the year by the number of days in the period.

(3)   Our daily average shareholders’ equity was calculated by dividing the sum of our daily shareholders’ equity during the year by the number of days in the period.

(4)   Our average portfolio yield was calculated by dividing our net interest income by our average Agency Securities.

(5)   Our average cost of funds was calculated by dividing our total interest expense (including hedges) by our average borrowings.

(6)   Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.

(7)   Our return on average equity was calculated by dividing net income by average equity.

(8)   Our average annual principal repayment rate was calculated by dividing our total principal payments received during the year (scheduled and unscheduled) by our average Agency Securities.

(9)   Our debt to equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.

(10) Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains various “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. All forward-looking statements may be impacted by a number of risks and uncertainties, including statements regarding the following subjects:

•

our business and investment strategy;

•

our anticipated results of operations;

•

statements about future dividends;

•

our ability to obtain financing arrangements;

•

our understanding of our competition and ability to compete effectively;

•

market, industry and economic trends; and

•

interest rates.

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

(1)

the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

(2)

the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government and the federal reserve system;

(3)

mortgage loan modification programs and future legislative action;

(4)

availability, terms and deployment of capital;

(5)

changes in economic conditions generally;

(6)

changes in interest rates, interest rate spreads, the yield curve or prepayment rates;

(7)

general volatility of the financial markets, including markets for mortgage securities;

(8)

inflation or deflation;

(9)

availability of suitable investment opportunities;

(10)

the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;

(11)

changes in our business and investment strategy;

(12)

our limited operating history;

(13)

our dependence on our manager and ability to find a suitable replacement if our manager were to terminate their management relationship with us;

(14)

the existence of conflicts of interest in our relationship with our manager, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

(15)

changes in personnel at our manager or the availability of qualified personnel at our manager;

(16)

limitations imposed on our business by our status as a REIT;

(17)

changes in accounting principles generally accepted in the United States, including interpretations thereof; and

(18)

changes in applicable laws and regulations.

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this report. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise, except as required under the U.S. federal securities laws.

Overview

We are an externally-managed Maryland corporation organized in 2008, managed by ARMOUR Residential Management LLC; a Delaware limited liability company (“ARRM”). We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities issued or guaranteed by a U.S. Government-chartered entity, such as the Federal National Mortgage Association (more commonly known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac), or guaranteed by the Government National Mortgage Administration, a U.S. Government corporation (more commonly known as Ginnie Mae) (collectively, "Agency Securities").  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrows, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). We generally will not be subject to federal income tax to the extent that we currently distribute our net income to our stockholders and qualify as a REIT.  Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge a portion of our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan will require us to address interest rate risk, maintain adequate liquidity and hedge effectively. We will execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

Enterprise Acquisition Corp. (prior to November 6, 2009)

Enterprise Acquisition Corp. ("Enterprise") was a Delaware Blank Check Company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

On November 6, 2007, Staton Bell Blank Check LLC, an affiliate of certain of Enterprise's officers and directors ("SBBC"), purchased an aggregate of 7,500,000 Insider Warrants (the "Insider Warrants") from Enterprise in a private placement transaction at a purchase price of $1.00 per Insider Warrant.

On November 7, 2007, the registration statement (File No. 333-145154) for Enterprise's initial public offering of 25,000,000 units (the “IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). Enterprise completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000. The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc. Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the "Trust Account").

On July 29, 2009, Enterprise entered into an Agreement and Plan of Merger, dated as of July 29, 2009 (the "Merger Agreement"), with ARMOUR and ARMOUR Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR ("Merger Sub Corp."). The Merger Agreement provided for two primary transactions: (i) the merger of Merger Sub Corp. with and into Enterprise with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR, and (ii) ARMOUR becoming the new publicly-traded corporation of which the holders of Enterprise securities will be security holders.

Business Combination with Enterprise Acquisition Corp.

On November 5, 2009, the stockholders of Enterprise Acquisition Corp. approved certain proposals to: (i) amend Enterprise's amended and restated certificate of incorporation to allow for a business combination with ARMOUR, and (ii) adopt the Merger Agreement and approve the merger of Merger Sub Corp. with and into Enterprise (the "Business Combination”).

On November 6, 2009, Merger Sub Corp. merged with and into Enterprise pursuant to the Merger Agreement. In connection with the closing, the holders of Enterprise common stock and warrants became holders of the securities of ARMOUR after the business combination in the same proportion as their holdings in Enterprise  immediately before the business combination, except as (i) increased by (A) the cancellation of shares of Enterprise common stock held by Enterprise's initial stockholders, (B) conversion of shares of Enterprise common stock by holders thereof who exercised the right to have their shares converted into funds held in the trust account at a value of $9.98 per share and (C) the purchase of shares pursuant to forward contract arrangements that provided for Enterprise to purchase such shares after the closing of the business combination at a price of $9.98 per share.

At the closing of the merger with Enterprise, Enterprise had $249.5 million in cash and returned $226.5 million to stockholders who elected to exercise their conversion rights into a pro rata portion of the trust account.

In addition, in connection with the closing of the business combination, we entered into a supplement and amendment to the agreement that governs the warrants, the terms of which, among other things, (i) increased the exercise price of the warrants from $7.50 per share to $11.00 per share, (ii) extended the expiration date of the warrants from November 7, 2012 to November 7, 2013 and (iii) limited a holder’s ability to exercise warrants to ensure that such holder’s Beneficial Ownership or Constructive Ownership (each term as defined in our charter) do not exceed the restrictions contained in the charter limiting the ownership of shares of our common stock.

ARMOUR and Enterprise were formed for two very different businesses purposes. ARMOUR was formed to invest in Agency Securities only and is a REIT which uses borrowings to fund its purchase of Agency Securities. Enterprise was formed solely for the purpose of merging with another business enterprise. Enterprise was a “Special Purpose Acquisition Corporation,” more commonly referred to as a “SPAC.” Prior to merging with ARMOUR, the management of Enterprise spent the majority of their efforts finding suitable candidates with which to merge. The only investments that Enterprise made were in short-term U.S. government bonds. They did this to protect the value of the cash in the trust until a merger could be consummated.  Enterprise did not use leverage. Because these two business models are quite different, the financial reports filed by Enterprise on Forms 10-K and Forms 10-Q, cannot be compared substantively with those filed by ARMOUR.

As of December 31, 2009, our Agency Security portfolio, both trades that had settled and forward settling trades that we had committed to settle, consisted of approximately $118.6 million, in market value, of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and 15 years.

The following table represents key data regarding our company since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Diluted Earnings Per Share
December 31, 2009	$118,648,724	$46,388,602	$21,491,096	2,304,054	$9.33	$(0.08)

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, such as discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our shareholders.

Prepayments on Agency Securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control; and consequently such prepayment rates cannot be predicted with certainty. To the extent we have acquired Agency Securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our Agency Securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. The current climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

While we intend to use hedging to mitigate some of our interest rate risk, we do not intend to hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our portfolio.

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance. These factors include:

•

our degree of leverage;

•

our access to funding and borrowing capacity;

•

our hedging activities; and

•

the REIT requirements, the requirements to qualify for an exemption under the Investment Company Act and other regulatory and accounting policies related to our business.

ARRM, our manager, is entitled to receive a management fee that is based on our equity (as defined in our management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business see “Risk Factors”.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past three years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including Agency Securities and other high-quality Residential Mortgage Backed Securities (“RMBS”). As a result, values for RMBS, including some Agency Securities, have been negatively impacted. Further increased volatility and deterioration in the broader RMBS markets may adversely affect the performance and market value of the Agency Securities in which we invest. In addition, we rely on the availability of financing to acquire Agency Securities on a leveraged basis. As values for certain types of Agency Securities declined many lenders in the Agency Securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and Agency Securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. If these market conditions persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

Developments at Fannie Mae and Freddie Mac

Payments on the Agency Securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying Agency Securities, Agency Securities historically have had high stability in value and been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government due to the significant weakness of their financial condition. The turmoil in the residential mortgage sector and concern over the future role of Fannie Mae and Freddie Mac have generally increased credit spreads and decreased price stability of Agency Securities.

In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions in 2008 aimed at stabilizing the financial markets in general, and the mortgage market in particular. These actions include the large-scale buying of mortgage backed securities, significant equity infusions into banks and aggressive monetary policy.

In February 2010, Fannie Mae and Freddie Mac announced that they will be purchasing delinquent loans from mortgage pools guaranteed by them. Delinquent loans for this program will be those that are 120 days or greater delinquent as of measurement date. Freddie Mac stated that it will be consummating all of its purchases at once, based on the delinquencies as of February 2010, with payments to securities holders on March 15th and April 15th. Fannie Mae’s repurchase program will occur over several months, the details of which are forthcoming. These actions could decrease our income and book value. We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

In addition, the U.S. Federal Reserve has initiated a program to purchase $200.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.3 trillion in Agency Securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of

Agency Securities began on January 5, 2009. Under the U.S. Federal Reserve’s program it has purchased $1.0 trillion in Agency Securities as of March 3, 2010.The program is expected to terminate on March 31, 2010. One of the effects of these programs has been to increase competition for available Agency Securities, with the result being an increase in market price. Once the program is terminated it may cause a decrease in demand for these securities, which could potentially reduce market prices.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 4.75% to 1.0% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. Our funding costs, which traditionally have tracked the 30 day London Interbank Offered Rate (“LIBOR”) have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target Federal Funds Rate. The difference between 30-day LIBOR and the Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. Towards the end of the third quarter of 2008 this difference increased to historically high levels. Although this difference had returned to more normal levels by the end of December 2008, the volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows the 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds

December 31, 2009	0.23%	0.05%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities and the yields which those new securities may add to our portfolio. The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate	Average Principal Repayment Rate Annualized
December 31, 2009	8.6%	8.6%

Book Value per Share

As of December 31, 2009, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $9.33. U.S. Government actions, particularly the large-scale purchasing of Agency Securities, the availability of historically low funding rates to fund asset purchases and decreasing turmoil in the financial markets increased values on our securities modestly between our commencement of operations and December 31, 2009. Our interest rate hedges, which consist of using Eurodollar futures to replicate a pay fixed and receive floating swap format, act to fix the borrowing cost on a portion of our financing and generally help to mitigate some of the change in our book value. Generally, the value of our interest rate hedges move in the opposite direction of the value of our Agency Securities. However, during the fourth quarter of 2009, both our Eurodollar futures positions and our Agency Securities increased in value. The following table shows the components of our book value on a per share basis at each period end:

As of	Common Equity	Accumulated Deficit	Unrealized Gain/(Loss) on Agency Securities	Book Value Per Share
December 31, 2009	$9.82	$(0.51)	$0.02	$9.33

Investments

Agency Securities

As of December 31, 2009, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.07%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2009 the Company had approximately $4.6 million of unamortized premium included in the cost basis of the Company investments, inclusive of both settled and forward settle securities.

As of December 31, 2009, our investment portfolio of settled securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.48%	1.6	$ 5,568,961	2.79%	$102.03	$ 5,681,963	$ 102.34	$5,699,059
19-36	2.65	30.4	1,512,149	5.38	102.60	1,551,508	105.27	1,591,791
37-60	39.12	54.5	22,268,269	5.50	105.18	23,421,507	105.64	23,523,759
61-80	17.95	66.4	10,214,641	5.43	105.61	10,787,220	105.64	10,790,323
Totals/Averages		49.4	$39,564,020	5.11%	$104.76	$ 41,442,198	$ 105.17	$41,604,932

Fixed Rate Settled Securities

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	2.89	73.3	$ 1,628,086	6.18%	$107.11	$ 1,743,902	$106.87	$ 1,739,867
91-180	27.91	167.2	16,026,317	4.97	106.18	17,016,808	104.72	16,782,673
Totals/Averages		158.4	$17,654,403	5.08%	$106.27	$18,760,710	$104.92	$18,522,540

All Settled Securities

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$57,218,423	5.10%	$105.23	$60,202,908	$105.10	$ 60,127,472

We have committed to purchase securities for settlements in January and February of 2010. The information below is accurate as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities are adjustable rate with a minimum expected months to reset of eleven months and a maximum expected months to reset of 71 months.

Adjustable Rate Forward Settle Securities

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	91.0%	59.0	$51,636,165	4.29%	$102.89	$53,126,166	$103.19	$ 53,282,749

Fixed Rate Forward Settled Securities

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	9.0%	163.0	$ 5,132,846	4.50%	$102.84	$ 5,278,811	$102.06	$ 5,238,503

All Forward Settle Securities

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$56,769,011	4.31%	$102.89	$58,404,977	$103.09	$ 58,521,252

All Settled and Forward Settle Securities

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$113,987434	4.71%	$104.07	$118,607,885	$104.10	$118,648.724

(1)

The current face is the current monthly remaining dollar amount of principal of an Agency Security. We compute current face by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

(2)

For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid.

(3)

Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal repayments.

(4)	Amortized cost is our total purchase price for the Agency Security, adjusted for amortization as a result of scheduled and unscheduled principal repayments.

(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We utilize a third party pricing service to determine pricing for our portfolio. In certain circumstances, we may disagree with the pricing service analysis and we will request a price from third party broker dealers who actively trade in the specific securities. We may seek one or more prices from broker dealers to assess fair market value. Generally, the securities we purchase can be fully analyzed using software available from Bloomberg L.P. This software is utilized by the counterparties with whom we trade.

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae,  Freddie Mac and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	24.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae	15,150,000	12.8

Total Securities	$118,648,724	100.0%

As of December 31, 2009, the settled adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed interest rates for an average period of approximately 49 months,  after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2009, we had established borrowing relationships with numerous investment banking firms and other lenders, three of which we had done repurchases trades with as of December 31, 2009. We had outstanding balances under our repurchase agreements at December 31, 2009 of $46.4 million.

Hedging Instruments

We generally intend to hedge as much of our interest rate risk as our manager deems prudent in light of market conditions and the costs associated with hedging. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. We do not qualify for, and have not elected hedge accounting treatment under the authoritative guidance. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•

available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•

the duration of the hedge may not match the duration of the related liability;

•

the party owing money in the hedging transaction may default on its obligation to pay;

•

the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our net income.

As of December 31, 2009 we had entered into $21.0 million Eurodollar Futures swap equivalents traded in 292 individual contract transactions designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins.  Such hedges are based on assumptions about prepayments which, if not realized, will cause hedge results to differ from expectations.  Eurodollar Futures are traded on the Chicago Mercantile Exchange (CME) and have limited counterparty risk because of daily mark-to-market and collateral requirements.  In addition, substantial credit support for the futures contracts is provided by the CME.

Results of Operations

We commenced our operations in November 2009 upon completion of the merger with Enterprise Acquisition Corp. Under our investment strategy, it generally takes some time to deploy significant amounts investment capital. Consequently, comparison of year over year data or quarter over quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

Fiscal 2009 Compared to Fiscal 2008

Our net loss attributable to stockholders not subject to possible converison for the year ended December 31, 2009 was $(2.3) million, or $(0.11) per weighted average share. This was a significant decrease from the year ended December 31, 2008 of net income $0.6 million or $0.2 per weighted average share. The main drivers of the difference were the additional interest income attributable to larger number of stockholders who elected to have their shares redeemed and the expenses related to the merger of Enterprise and ARMOUR.

Our net interest income for the year ended December 31, 2009 was $0.4 million compared to $5.4 million for the year ended December 31, 2008. As of December 31, 2009, our Agency Securities portfolio consisted of $60.1 million of settled securities and $58.5 million of unsettled securities, or commitments we had to buy securities for future settle dates. Our settled securities had an average yield of 4.59% and a cost of funds (including hedges) of 0.72%. This resulted in a net interest margin (or spread) of 3.86% for the year ended December 31, 2009. The average yield of 4.59% and the net interest margin are significantly higher than we estimate will be the case in the future as the securities that we owned as of December 31, 2009 had limited amortization expense during the average 18 day holding period in which we owned Agency Securities during 2009. The average cost of funds incorporates repurchase placement fees as well as certain hedging expenses incurred during the year ended December 31, 2009. The weighted average repurchase rate alone, excluding fees and hedges was 26 basis points. For the year ended December 31, 2008, our investments had a yield of 2.17% and we had no borrowings. As a result, our net interest margin equaled our yield of 2.17%.

While the relative difference between our interest income and interest expense is more important to our performance than the absolute level of rates, the yield on our assets is a significant indicator of performance. Our gross yield in 2009, as stated above, is estimated to be lower in 2010 as we own securities over a longer period of time and normal amortization occurs. At the end of 2009, we had invested in Agency Securities with a weighted average coupon of 5.10% for those Agency Securities which had settled as of December 31, 2009. As of December 31, 2008, we primarily held cash for our investments.

After coupon rate, the yield on our assets is most directly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the year ended December 31, 2009 was 8.6%. This represents just one month of prepayment reports the Agency Securities we owned in 2009.. We did not own Agency Securities as of the year ended December 31, 2008. Low overall mortgage rates combined with U.S. government intervention in the mortgage market created a significant increase in residential mortgage refinancing, and is a risk to earnings in the future. At December 31, 2009, our portfolio of settled securities had an average dollar price of $105.23 per $100 of face value and an average dollar price of $104.07 for all securities, settled or not settled.

Our weighted average cost of funds (not including hedges and fees to AVM LP) for the year ended December 31, 2009 was 0.26%. There were no borrowings as of December 31, 2008. The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. This rate (LIBOR) dropped throughout 2009, ending 2009 at 0.23%. In 2009, we realized expense related to our interest rate hedges of $720, as compared to no expense for the preceding year. We increased our total Eurodollar future swap equivalent notional amount from no amount at December 31, 2008 to $21.0 million at December 31, 2009 with a weighted average swap equivalent average rate of 2.22% and weighted average term of 42 months.

Our total operating expenses for the year ended December 31, 2009 were $2.0 million as compared to the previous year’s total expenses of $2.3 million.

We incurred substantial non-recurring expenses of $1.6 million in 2009 related to the merger of Enterprise and ARMOUR.

Contractual Obligations and Commitments

We had the following contractual obligations under repurchase agreements as of December 31, 2009:

	Payments Due By Period
Obligations:	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
Repurchase Agreements (1)	$46,388,602	$46,388,602	$-	$-	$-
Related Party Fees (2)	1,074,555	214,911	429,822	429,822	-
Other
Total	$47,463,157	$46,603,513	$429,822	$429,822	$-
Notes:

(1) Excludes interest on Repurchase Agreements.

(2)  Represent fees to be paid to ARRM under the terms of our Management Agreement with them (Refer to Note 7 to our Consolidated Financial Statements entitled “Commitments and Contingencies” for further detail). On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12 of 1% until gross equity raised is more than $50.0 million.

We had contractual commitments under Eurodollar Futures as of December 31, 2009. These agreements were for a total notional amount of $21.0 million, had an average rate of 2.22% and average term of 42 months.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments, proceeds from equity offerings, and cash generated from our operating results. Other sources of funds may include proceeds from debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations, and pay dividends. During 2009, we purchased for either settlement in 2009 or for settlement in 2010 $118.6 million of Agency Securities using proceeds from the merger transaction, repurchase agreements and cash. During 2009, we received cash of $0.2 million from prepayments and scheduled amortization on our investment securities. We had a net cash increase from our repurchase agreements of $46.4 million. We did not make any cash interest payments on our borrowings in 2009. Part of funding our operations includes providing cash margin to offset liability balances on our hedges. This required $0.3 million of cash to be placed in a restricted account with our counterparty as of the end of 2009. As the long term outlook for rates increases, and as time passes, we expect to receive this cash back.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have Master Repurchase Agreements, which are uncommitted repurchase facilities with eight lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with three of these counterparties.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2009:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman Sachs	$31,692,000	$1,683,203	81	68.3%
MF Global	10,730,188	385,340	22	23.1
South Street Securities	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of December 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.1% (weighted by borrowing amount). Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

As discussed above under “Market and Interest Rate Trends and the Effect on our Portfolio,” the residential mortgage market in the United States has recently experienced difficult economic conditions including:

•

increased volatility of many financial assets, including Agency Securities and other high-quality RMBS assets;

•

increased volatility and deterioration in the broader residential mortgage and RMBS markets; and

•

significant disruption in financing of RMBS.

If these conditions persist, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing.

Our Agency Securities have values that fluctuate according to market conditions and, as discussed above, the market value of our Agency Securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the Agency Securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled pay downs are announced monthly.

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for Agency Securities, we experience margin calls at least monthly. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency Securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

As of December 31, 2009, the weighted average haircut under our repurchase agreements was approximately 5.4%.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At December 31, 2009, our total borrowings were approximately $46.4 million (excluding accrued interest), which represented a leverage ratio of approximately 2.16:1.This leverage ratio was lower than our target range because we had not completed our initial investment process following the November 6, 2009 merger with Enterprise. We expect to increase our leverage in 2010 to a level within our normal expected range.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

Revenue Recognition: Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities is amortized or accreted into interest income over the actual lives of the securities.

Market Valuation of Investment Securities: We invest in Agency Securities representing interests in or obligations backed by pools of single-family adjustable-rate, hybrid adjustable-rate and fixed rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available-for-sale or held-to-maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. We utilize a third party pricing service to determine pricing for our portfolio. In certain circumstances, we may disagree with the pricing service analysis and we will request a price from third party broker dealers who actively trade in the specific securities. We may seek one or more prices from broker dealers to assess fair market value. Generally, the securities we purchase can be fully analyzed using software available from Bloomberg L.P. This software is utilized by the counterparties we trade with.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date. As of December 31, 2009, there have been no sales of securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Impairment of Assets: We assess our investment securities for other-than-temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.” In deciding on whether or not a security is other than temporarily impaired, we use a two step evaluation process. First, we determine whether we have made any decision to sell a security that is in an unrealized loss position, or, if not, is it more likely than not that we will be forced to sell the security prior to recovering its amortized cost basis. If we determine that the answer to either of these questions is “yes” then the security is considered other-than-temporarily impaired. There were no such impairment losses recognized during the periods presented.

Derivative Instruments: We account for derivative instruments in accordance with the guidance for Derivatives and Hedging. This guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The guidance requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

We do not designate our hedging activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both hedging transactions and repurchase agreements.  Operational issues and credit market volatility make such matching impractical for us.  Since we will not qualify for hedge accounting treatment as prescribed by this accounting standard, our operating results may suffer because losses on the hedging instruments may not be offset by a changes in the fair value or cash flows of the related hedged transaction. Consequently, any declines in the hedged interest rates would result in a charge to earnings. We will continue to designate hedging transactions as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our Board based in part on our REIT taxable income as calculated according to the requirements of the Code; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2009, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to shareholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate, Cap, and Mismatch Risk

We invest in adjustable-rate, hybrid and fixed-rate Agency Securities. Hybrid mortgages are adjustable rate mortgages (“ARMs”) that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARM-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM-related asset’s interest rate can change during any given period. ARM securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage-related assets could be limited. This problem would be magnified to the extent we acquire Agency Securities that are not fully indexed. Further, some ARM-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARM-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock. Most of our adjustable-rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

Our ARM-related assets and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

Further, our net income may vary somewhat as the spread between one-month interest rates, the typical term for our repurchase agreements and six- and twelve-month interest rates, the typical reset term of adjustable rate Agency Securities, varies.

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. To date, all of our Agency Securities have been purchased at a premium.

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our Agency Securities. We face the risk that the market value of our Agency Securities will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

We primarily assess our interest rate risk by estimating the effective duration of our assets and the effective duration of our liabilities and by estimating the time difference between the interest rate adjustment of our assets and the interest rate adjustment of our liabilities. Effective duration essentially measures the market price volatility of financial instruments as interest rates change. We generally estimate effective duration using various financial models and empirical data. Different models and methodologies can produce different effective duration estimates for the same securities.

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of December 31, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Hedges
1.00%	(6.09)%	(1.12)%
0.50%	(2.73)%	(0.55)%
(0.50)%	(1.12)%	0.78%
(1.00)%	(3.89)%	0.99%

While the table above reflects the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above, and such difference might be material and adverse to our shareholders.

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our interest rate hedges, should interest rates immediately change. Given the low level of interest rates at December 31, 2009, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity Agency Securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate Agency Securities. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from Agency Securities.

Item 8.

Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes of Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, the Company implemented new systems, processes and controls in connection with the business combination and the beginning of operations as a REIT.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Scott J. Ulm	51	Co-Chief Executive Officer, Vice Chairman, Chief Investment Officer and Head of Risk Management
Jeffrey J. Zimmer	52	Co-Chief Executive Officer, Vice Chairman, President and Chief Financial Officer
Daniel C. Staton	56	Chairman
Marc H. Bell	41	Director
Thomas K. Guba	59	Independent Director
John P. Hollihan, III	59	Independent Director
Stewart J. Paperin	61	Independent Director
Jordan Zimmerman	53	Independent Director
Robert C. Hain	56	Independent Director

Below is a summary of the business experience of each of our executive officers and directors.

Scott J. Ulm is the Co-Chief Executive Officer, Vice Chairman, Chief Investment Officer, and Head of Risk Management of ARMOUR. Mr. Ulm has 23 years of structured finance and debt capital markets experience, including mortgage backed securities.  Since 2005, Mr. Ulm has been Chief Executive Officer of Litchfield Capital Holdings. From 1986 to 2005, he held a variety of senior positions at Credit Suisse both in New York and London including Global Head of Asset-Backed Securities, Head of United States and European Debt Capital Markets and the Global Co-Head of Collateralized Debt Obligations, both cash and synthetic. While at Credit Suisse, Mr. Ulm was responsible for the underwriting and execution of more than $100 billion of mortgage and asset-backed securities.   Mr. Ulm has advised numerous U.S., European, and Asian financial institutions and corporations on balance sheet and capital raising matters.  At Credit Suisse, he was a member of the Fixed Income Operating Committee and the European Investment Banking Operating Committee. Mr. Ulm holds a BA summa cum laude from Amherst College, an MBA from Yale School of Management and a JD from Yale Law School.

Jeffrey J. Zimmer is the Co-Chief Executive Officer, Vice Chairman, President and Chief Financial Officer of ARMOUR. Mr. Zimmer has significant experience in the mortgage backed securities market over a 25 year period. From 2003 through April 2008 he was President and Chief Executive Officer of Bimini Capital Management, Inc. a publicly traded REIT which owned as much as $4 billion of agency mortgage assets. He was co-founder of the company, took it public, and orchestrated secondary public offerings and long term debt issuance. Prior to that he was a managing Director at RBS/Greenwich Capital in the Mortgage-Backed and Asset-Backed Department from 1990 through 2003 where he held various positions that included working closely with some of the nation’s largest mortgage banks, hedge funds, and investment management firms on various mortgage backed securities investments.  He has sold and researched almost every type of mortgage backed security in his many years in the mortgage business.  He has negotiated terms on and participated in the completion of dozens of new underwritten public and privately placed mortgage backed deals. Mr. Zimmer was employed at Drexel Burnham Lambert in the institutional mortgage backed sales area from 1984 until 1990.  He received his MBA in finance from Babson College and a BA in economics and speech communication from Denison University.

Daniel C. Staton was the President, CEO and Director of Enterprise Acquisition Corp. and is the Non-Executive Chairman of ARMOUR.  Mr. Staton has over 10 years experience sourcing private equity and venture capital investments.  Since 2003, he has been Managing Director of private equity firm Staton Capital LLC.  Between 1997 and 2007, Mr. Staton was President of The Walnut Group, a private investment firm, where he served as initial investor Director of Build-A-Bear Workshop, initial investor in Deal$: Nothing Over a Dollar (until its sale to Supervalu Inc.), and Director of Skylight Financial.  Prior to The Walnut Group, Mr. Staton was General Manager and Partner of Duke Associates from 1981 until its IPO in 1993, and then served as COO and Director of Duke Realty Investments, Inc. (NYSE: DRE) until 1997.  Mr. Staton also served as Chairman of the Board of Storage Realty Trust from 1997 to 1999, when he led its merger with Public Storage (NYSE: PSA), where he continues to serve as a Director.  Mr. Staton supplements his professional network by co-producing and investing in numerous Broadway musicals as well as relationships with not-for-profit organizations.  Mr. Staton majored in Finance at the University of Missouri and holds a B.S. degree in Specialized Business from Ohio University and a B.S. degree in Business (Management) from California Coast University.

Marc H. Bell was the Chairman of the Board of Directors and Treasurer of Enterprise Acquisition Corp. and is a Director of ARMOUR.  Mr. Bell has served as Managing Director of Marc Bell Capital Partners LLC, an investment firm which invests in media and entertainment ventures, real estate, and distressed assets since 2003, and has also served as the President and Chief Executive Officer of FriendFinder Networks Inc. since 2004.  Previously, Mr. Bell was the founder and President of Globix Corporation, a full-service commercial Internet Service Provider with data centers and a private network with over 20,000 miles of fiber spanning the globe.  Mr. Bell served as Chairman of the Board of Globix Corporation from 1998 to 2002 and Chief Executive Officer from 1998 to 2001.  Mr. Bell was also a member of the Board of Directors of EDGAR Online, Inc. (NASDAQ: EDGR), an Internet-based provider of filings made by public companies with the SEC, from 1998 to 2000.  Mr. Bell has also been a co-producer of Broadway musicals, and serves as a member of the Board of Trustees of New York University and New York University School of Medicine.  Mr. Bell holds a B.S. degree in Accounting from Babson College and an M.S. degree in Real Estate Development from New York University.

Thomas K. Guba has been the senior executive or head trader of various Wall Street mortgage and government departments in his thirty four years in the securities business. From 2002 through 2008, Mr. Guba was President and Principal of the Winter Group, a fully integrated mortgage platform and money management firm. He was Managing Director of Structured Product Sales at Credit Suisse First Boston from 2000 to 2002, Managing Director and Department Manager of Mortgages and U.S. Treasuries at Donaldson Lufkin Jenrette, which was subsequently purchased by Credit Suisse First Boston from 1994 to 2000, Executive Vice President and Head of Global Fixed Income at Smith Barney from 1993 to 1994, Managing Director of the Mortgage and U.S. Treasuries Department at Mabon Securities from 1990 to 1993, Senior Vice President and Mortgage Department Manager at Drexel Burnham Lambert from 1984 to 1990, Senior Vice President and Head Mortgage Trader at Paine Webber from 1977 to 1984, and a trader of mortgaged backed securities at Bache & Co. from 1975 to 1977. Mr. Guba was also a Second Lieutenant, Military Police Corps, in the United States Army from 1972 to 1974. Mr. Guba received his BA in political science from Cornell University in 1972 and his MBA in finance from New York University in 1979.

John “Jack” P. Hollihan, III has over 25 years of investment banking and investment experience and is currently the lead independent director of City Financial Investment Company Limited (London) and Executive Chairman of Litchfield Capital Holdings (Connecticut). Mr. Hollihan was formerly the Head of European Investment Banking for Banc of America Securities (“BAS”), where he was a member of the BAS European Capital Committee and Board, and where he had responsibility for a loan book of $8 billion. Prior to that, Mr. Hollihan was Head of Global Project and Asset Based Finance and Leasing at Morgan Stanley and was a member of the Morgan Stanley International Investment Banking Operating Committee. In that capacity, he managed $45 billion in asset based and structured financings and leasing arrangements. He is a former trustee of American Financial Realty Trust (NYSE: “AFR”). Mr. Hollihan received B.S. (Wharton) and B.A. degrees from the University of Pennsylvania, and a J.D. from the University of Virginia School of Law.

Stewart J. Paperin has served as a member of Enterprise Acquisition Corp.'s Board of Directors from its inception to its business combination with ARMOUR. Mr. Paperin has served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, since 1996, where he oversees financial, administrative and economic development activities. From 1996 to July 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and since July 2005 has served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services which was controlled by Brooke Group, from 1989 to 1991. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1989 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin also served as a member of the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (AMEX: BTC). Mr. Paperin holds a B.A. degree and an M.S. degree from the State University of New York at Binghamton. He is a member of the Council for Foreign Relations and was awarded an honorary Doctor of Humane Letters by the State University of New York.

Jordan Zimmerman has served as a member of Enterprise Acquisition Corp.'s Board of Directors from its inception to its business combination with ARMOUR. Mr. Zimmerman is Founder and Chairman of Zimmerman Advertising, the 15th largest advertising agency in the country, with published annual billings in excess of $2 billion. Since its founding in 1984, Mr. Zimmerman led his agency from its origin as a regional automotive advertising agency into a national retail firm, with more than 1,000 associates and 22 offices, serving clients in virtually every retail sector, including: fast food, sports, real estate, spirits, furniture, financial services, office supply retailers, travel and retail discounters. Zimmerman Advertising clients include: HH Gregg, Longs Drugs, Crocs, Six Flags, Miami Dolphins, Papa John's, Fris Vodka, AutoNation, Nissan, Lennar Homes, ShopKo, Value City, Mattress Firm, Vitamin Shoppe, Wickes Furniture, S&K Men's Warehouse and Office Depot. In 1999, Mr. Zimmerman sold Zimmerman Advertising to Omnicom, a leading global marketing and corporate communications company and a premier holding company for such top advertising agencies as BBDO, DDB, TBWA Chiat and others. Mr. Zimmerman was recognized as the University of South Florida Alumni Entrepreneur of the Year in 1991. In 2004, he was one of ten people honored with South Florida Business Journal's Diamond Award. Most recently, South Florida CEO Magazine honored Mr. Zimmerman as their “One Hundred Most Powerful People in South Florida”. Mr. Zimmerman has supported and led many local and national nonprofit organizations and charities, including: Make a Wish Foundation, Crohn's and Colitis Foundation and Songs for Love. He is a member of the board for Take Stock in Children, Pine Crest School of Boca Raton and the Cleveland Clinic Florida. Mr. Zimmerman is also a co-owner of the Florida Panthers, an NHL hockey team. Mr. Zimmerman holds an M.B.A. degree from the University of South Florida.

Robert C. Hain has been Chairman of City Financial Investment Company Limited since 2006 and a member of Shadbolt Partners LLP since 2005, both companies of which are engaged in asset management in the United Kingdom and Europe. City Financial and its affiliates acquire, rejuvenate and grow mutual fund and similar investment management businesses, and provide strategic advice to a select group of owners of investment management firms. Previously Mr. Hain was Chief Executive Officer of Invesco Perpetual, a prominent British asset manager, from 2002 to 2004, and Chief Executive Officer of Invesco Trimark, a Canadian mutual fund company, from 1998 to 2002. Mr. Hain was a member of the Executive Management Committee of Amvescap Plc (now Invesco Ltd), from 1998 to 2005. Mr. Hain's career in financial services includes senior executive positions in marketing, private banking and retail financial services in North America and Europe, and has comprised major acquisitions, integrations, and product and service delivery innovations that altered the competitive landscape. In addition, Mr. Hain has served on the boards and committees of financial services, business, arts, health and social services organizations at the national and local levels in Toronto, Zurich, Winnipeg, Halifax and London. He received degrees from the University of Toronto (Innis College) and the University of Oxford (Merton College) in 1976 and 1978 respectively.

Independence of Directors

Although our securities are no longer listed on the NYSE Amex, we adhere to the rules of that exchange in determining whether a director is independent. The NYSE Amex requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our Board of Directors (the “Board”) has affirmatively determined that Messrs. Guba, Hollihan, Paperin, Zimmerman and Hain are independent directors.

Role of the Board of Directors; Risk Management

Our Board plays an active role in overseeing management and representing the interests of stockholders. Management, which is responsible for day-to-day risk management, conducts a risk assessment of ARMOUR’s business annually. The risk assessment process is global in nature and has been developed to identify and assess ARMOUR's risks, including the nature of the risk, as well as to identify steps to mitigate and manage each risk. Oversight responsibility for each risk is allocated among the full Board and its Committees, and specific Board and Committee agendas are developed accordingly.

Board Meetings

During the year ended December 31, 2009, our Board held three meetings. Each of our directors attended at least 75% of the meetings of the Board and of the Board’s committees on which they served during 2009.

ARMOUR Board Committees

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee and adopted charters for each of these committees. Each of these committees have three directors and is composed exclusively of independent directors, as defined by the listing standards of the NYSE Amex. Moreover, the compensation committee is composed exclusively of individuals intended to be, to the extent required by Rule 16b-3 of the Exchange Act, non-employee directors and will, at such times as we are subject to Section 162(m) of the Code, qualify as outside directors for purposes of Section 162(m) of the Code.

Audit Committee Information

The members of our audit committee are Mr. Paperin, Mr. Hollihan and Mr. Hain, with Mr. Paperin serving as chairman. Each member is an independent director under the NYSE Amex listing standards. The audit committee is responsible for engaging independent certified public accountants, preparing audit committee reports, reviewing with the independent certified public accountants the plans and results of the audit engagement, approving professional services provided by the independent certified public accountants, reviewing the independence of the independent certified public accountants, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are "financially literate” as defined under NYSE Amex listing standards. The definition of "financially literate” generally means being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

In addition, a listed company must certify to the exchange that the committee will have at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The Board has determined that Mr. Paperin satisfies the definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under rules and regulations of the SEC.

AUDIT COMMITTEE REPORT

The audit committee oversees our financial reporting process on behalf of the Board, in accordance with the audit committee charter. Management is responsible for the Company’s financial statements and the financial reporting process, including the system of internal controls. The Company’s independent registered public accounting firm, Eisner LLP, is responsible for expressing an opinion on the conformity of the Company’s audited financial statements with GAAP.

In fulfilling its oversight responsibilities, the audit committee reviewed with management and Eisner LLP the audited financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and discussed with management the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. The audit committee also reviewed and discussed with management and Eisner LLP the disclosures made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures” included in the Annual Report on Form 10-K for the year ended December 31, 2009.

In reliance on the reviews and discussions referred to above, prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with the SEC, the audit committee recommended to the Board (and the Board approved) that the audited financial statements be included in such Annual Report for filing with the SEC.

The members of the audit committee are not professionally engaged in the practice of auditing or accounting. Members of the audit committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent registered public accountants. Accordingly, the audit committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the audit committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with the standards of the PCAOB, that the financial statements are presented in accordance with GAAP or that Eisner LLP is in fact “independent.”

Submitted by the audit committee of the Board of Directors:

Stewart J. Paperin (Chairman)

John P. Hollihan, III

Robert C. Hain

Compensation Committee

The compensation committee consists of Mr. Hollihan, Mr. Paperin and Mr. Guba, each of whom is an independent director. Mr. Hollihan chairs our compensation committee. The principal functions of the compensation committee are to:

•

evaluate the performance of our officers,

•

review any compensation payable to our directors and officers;

•

evaluate the performance of ARRM;

•

review the compensation and fees payable to ARRM under the management agreement;

•

prepare compensation committee reports; and

•

administer the issuance of any common stock or other equity awards issued to personnel of ARRM who provide services to us.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Mr. Hain, Mr. Zimmerman and Mr. Guba, each of whom is an independent director. Mr. Hain chairs our nominating and corporate governance committee. The nominating and corporate governance committee is responsible for seeking, considering and recommending to the Board qualified candidates for election as directors and will approve and recommend to the full Board the appointment of each of our executive officers. It also will periodically prepare and submit to the Board for adoption the committee's selection criteria for director nominees. It will review and make recommendations on matters involving the general operation of the Board and our corporate governance, and will annually recommend to the Board nominees for each committee of the Board. In addition, the committee will annually facilitate the assessment of the Boards’ performance as a whole and of the individual directors and report thereon to the Board.

ARMOUR Director Compensation

Following completion of the business combination with Enterprise, each of our directors waived their right to receive fees or restricted stock for fiscal year ended 2009.  When our equity capital exceeds $100 million, we expect to pay a $50,000 annual director's fee to each of our independent directors who are not our officers or employees, payable, at the director’s choice, of either all in cash or half in cash and half in shares of restricted stock. All members of our Board will be reimbursed for their costs and expenses of serving on the Board, including costs and expenses of attending all meetings of our Board and our committees. When our equity capital exceeds $100 million, we will also pay an annual fee of $25,000 to the chair of our audit committee, payable, at the director’s choice of all in cash or half in cash and half in shares of restricted stock. Fees to the directors made by the issuance of shares will be based on the value of such shares of common stock at the date of issuance.

Compensation Committee Interlocks and Insider Participation

None of our directors currently serves on the compensation committee of any other company on which any other director or any officer or director of our Board is currently a member.

Management Agreement with ARRM

On November 5, 2009, we entered into a management agreement with ARRM. Pursuant to the management agreement, ARRM provides for the day-to-day management of our operations and performs services and activities relating to our assets and operations in accordance with the terms of the management agreement

Incentive Compensation

Our Stock Incentive Plan (as discussed in Item 11 below) has reserved the right to make grants of restricted common stock, stock options and other equity and cash-based awards to our officers and directors, including officers of ARRM that serve as ours. No plan for any such awards has been developed, and no such compensation was granted in the year ended December 31, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2009, all such filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with, except for a late Form 4 filing for Mr. John Hollihan filed on March 23, 2010 for a transaction on December 14, 2009.

Item 11.  Executive Compensation

Executive Officer Compensation for 2009

We are managed by ARRM pursuant to the management agreement between us. We do not have any employees whom we compensate directly with salaries or other cash compensation. Our executive officers are officers of, and hold an ownership interest in our manager, and are compensated by our manager, in part, for their services to the Company.

Director Compensation for 2009

Each of our directors has waived their right to receive fees or restricted stock for the year ended 2009.

ARMOUR 2009 Stock Incentive Plan

In connection with the business combination with Enterprise, we adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees, and other persons who provide services to us ("Eligible Individuals"). The Plan will allow us to grant a variety of stock-based and cash-based awards to Eligible Individuals.

The Plan is administered by the compensation committee. The compensation committee, appointed by the Board, has the full authority to administer and interpret the Plan, to authorize the granting of awards, to determine the eligibility to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the limitations provided in the Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish required periods of employment and/or performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The compensation committee administering the Plan will consist of two or more non-employee directors, each of whom is intended to be, to the extent required by Rule 16b-3 under the Exchange Act, a non-employee director and will, at such times as we are is subject to Section 162(m) of the Code, qualify as an outside director for purposes of Section 162(m) of the Code, or, if no committee exists, the Board. References below to the compensation committee include a reference to the Board for those periods in which the Board is acting.

Available Shares

The Plan provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity-based and cash-based awards, and will be subject to a ceiling amount of           shares available for issuance under the Plan. The Board has not allocated shares available under the Plan. In considering such allocation, the Board will consider the size of the Plan relative to our capital base and our current and potential future performance and capitalization. While no size has been determined, the Plan may be material in size relative to our capital base.

The Plan allows for the Board to expand the types of awards available under the Plan. The maximum number of shares that may underlie awards in any one year to any eligible person will be determined by the Board. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

Awards under the Plan

Restricted Shares of Common Stock. A restricted share award is an award of shares of common stock that is subject to restrictions on transferability and such other restrictions, if any, the compensation committee may impose at the date of grant. Grants of restricted shares of common stock will be subject to vesting schedules as determined by the compensation committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the compensation committee may determine. Except to the extent restricted under the award agreement relating to the restricted shares of common stock, a participant granted restricted shares of common stock has all of the rights of a stockholder, including, without limitation, the right to vote and the right to receive dividends or distributions on the restricted shares of common stock. Such dividends and distributions, however, may be held in escrow until all restrictions on the underlying shares have lapsed. Although dividends may be paid on restricted shares of common stock, whether or not vested, at the same rate and on the same date as on shares of our common stock, holders of restricted shares of common stock are generally prohibited from selling such shares until they vest.

Stock Options and Stock Appreciation Rights. A stock option is a right to purchase a specified number of shares of our common stock at an exercise price established at the date of grant. Stock options granted may be either non−qualified stock options or incentive stock options (which are intended to qualify as "incentive stock options" within Section 422 of the Code). A stock appreciation right ("SAR") entitles the recipient to receive, upon surrender of the SAR, an amount of cash or number of shares of our common stock having a fair market value equal to the positive difference, if any, between the fair market value of one share of common stock on the date of exercise and the exercise price of the SAR. The compensation committee will specify at the time an option or SAR is granted when and in what proportions an option or SAR becomes vested and exercisable in accordance with the Plan.

Performance-Based Awards. The compensation committee may grant performance awards, which may be cash or equity based, including performance units and performance shares. Generally, performance awards require satisfaction of pre−established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria as a condition of awards being granted, becoming exercisable or settleable, or as a condition to accelerating the timing of such events. The compensation committee will set the performance goals used to determine the amount payable pursuant to a performance award.

Other Awards. The compensation committee may also award to certain eligible persons shares of our common stock, or phantom stock or other awards whose value is based, in whole or in part, on our common stock. Such awards may be in addition to any other awards made under the Plan, and subject to such other terms and restrictions as determined by the compensation committee in its discretion.

Change in Control

Upon a change in control, as defined in the Plan, the compensation committee may make certain adjustments which it, in its discretion, determines are necessary or appropriate in light of the change in control, these include, accelerating the vesting of some or all of the awards under the Plan, terminating all awards under the Plan (allowing for either the exercise of vested awards or a cash payment in lieu of vested awards), converting the awards to the right to receive proceeds in the event of liquidation, or a combination of any of the foregoing. In the event that the compensation committee does not terminate or convert an award upon a change in control, then the award shall be assumed, or substantially equivalent awards shall be substituted, by the acquiring, or succeeding corporation (or an affiliate thereof).

Our Board may amend, alter or discontinue the Plan but cannot take any action that would impair the rights of a participant without such participant's consent. To the extent necessary and desirable, the Board must obtain approval of our stockholders for any amendment that would:

•

other than through adjustment as provided in the Plan, increase the total number of shares of common stock reserved for

•

issuance under the Plan;

•

change the class of persons eligible to participate in the Plan;

•

reprice any stock option awards under the Plan; or

•

otherwise require such approval.

The compensation committee may amend the terms of any award granted under the Plan, prospectively or retroactively, but generally may not impair the rights of any participant without his or her consent.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2010 by:

•

each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•

each of our officers and directors; and

•

all of our officers and directors as a group.

As of March 29, 2010, we had 2,304,054 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Approximate Percentage of Outstanding Common Stock (3)

Scott J. Ulm	55,000 (4)	2.3%
Jeffrey J. Zimmer	50,200 (4)	2.2%
Staton Bell Blank Check LLC(5)	225,797 (5)	9.8%
Daniel C. Staton (5)	225,797 (5)	9.8%
Marc H. Bell (5)	225,797 (5)	9.8%
Thomas K. Guba	0	0.0%
Stewart J. Paperin	0	0.0%
John P. Hollihan, III	100	*
Jordan Zimmerman	0	0.0%
Robert C. Hain	0	0.0%
All directors and executive officers as a group (9 individuals)	732,591	31.8%

5% Holders

Wells Fargo and Company (5)	1,007,684	43.7%
Staton Bell Blank Check LLC (6)	225,797 (5)	9.8%
QVT Financial LP (7)	225,797 (6)	9.8%
Integrated Core Strategies (US) LLC (8)	225,797 (7)	9.8%
Credit Suisse AG (9)	201,000	8.7%

*less than 1%

(1)	Unless otherwise noted, the business address of each of the following is 956 Beachland Blvd., Suite 11, Vero Beach, Florida 32963.
(2)	Includes shares of common stock which the person has the right to acquire within 60 days of March 26, 2010.
(3)

As per ARMOUR’s Warrant Agreement and the Issuer’s Articles of Amendment and Restatement, ARMOUR’s warrants contain an issuance limitation prohibiting the holder of such warrants from exercising the warrants to the extent that such exercise would result in beneficial ownership by such holder of more than 9.8% of the common stock then issued and outstanding (the “9.8% Blocker”).

(4)	Includes 50,000 warrants, each warrant exercisable for one share of common stock.
(5)

Wells Fargo and Company and its affiliates (“Wells Fargo”) owns 1,007,684 shares of ARMOUR common stock and 559,503 warrants. Each warrant entitles the holder to purchase one shares of common stock from ARMOUR at an exercise price of $11.00 per share. Notwithstanding the foregoing, due to limitations on the concentration of ownership described above, Wells Fargo cannot exercise any of its warrants. The business address of Wells Fargo and Company is 420 Montgomery Street, San Francisco, California 94104.

(6)

Represents 6,940,497 warrants, each warrant exercisable for one share of common stock, held by Staton Bell Blank check LLC, 3,470,248 warrants which are beneficially owned by Daniel C. Staton and Maria Balodimas Staton, and 3,470,248 warrants which are beneficially owned by Marc H. Bell. Due to the 9.8% Blocker, each of Staton Bell Blank Check LLC, Mr. Staton and Mr. Bell is deemed to own 225, 797 warrants. The business address of Staton Bell Blank Check LLC is 6800 Broken Sound Parkway, Suite 200, Boca Raton, Florida 33487.

(7)

QVT Fund LP (the “Fund”) holds warrants to purchase 1,852,941 shares of ARMOUR common stock. Quintessence Fund L.P. (“Quintessence”) holds warrants to purchase 200,605 shares of common stock. QVT Financial LP (“QVT Financial”) is the investment manager for the Fund and Quintessence and has the power to direct the vote and disposition of the common stock held by the Fund and Quintessence. Due to the issuance limitation described above, the Fund may be deemed to beneficially own not more than 225,797 shares of Common Stock issuable upon exercise of the Warrants, and Quintessence may be deemed to beneficially own not more than 200,605 shares of common stock. Accordingly, taking into account the issuance limitation, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of not more than 225,797 shares of Common Stock, consisting of the warrants owned by the Fund and Quintessence. The aggregate number of shares of which the Fund would be deemed to be the beneficial owner if the Fund fully exercised all of its warrants is 1,852,941. The aggregate number of shares of which Quintessence would be deemed to be the beneficial owner if Quintessence exercised all of its Warrants is 200,605. The aggregate number of shares of which QVT Financial would be deemed to be the beneficial owner if the Fund and Quintessence fully exercised all of the Warrants is 2,053,546. The business addresses of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

(8)

Integrated Core Strategies (US) LLC, a Delaware limited liability company ("Integrated Core Strategies"), holds 282,241 warrants. Each warrant entitles the holder to purchase one share of common stock from the Issuer at an exercise price of $11.00 per share. Notwithstanding the foregoing, due to limitations on the concentration of ownership described above, Integrated Core Strategies beneficially owns 225,797 shares of ARMOUR's Common Stock, which represents approximately 9.8% of the outstanding shares of ARMOUR's Common Stock. Millennium Management LLC, a Delaware limited liability company ("Millennium Management"), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Israel A. Englander ("Mr. Englander"), is the managing member of Millennium Management. Consequently, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core Strategies. The business address of Integrated Core Strategies (US) LLC is c/o Millennium Management LLC, 666 Fifth Avenue New York, New York 10103.

(9)	The address of the principal business and office of Credit Suisse AG in the United States is Eleven Madison Avenue, New York, New York 10010.

Item 13.  Certain Relationships and Related Transactions

Management Agreement

On November 5, 2009, in connection with the consummation of the business combination, we entered into a management agreement with ARRM which requires ARRM to manage our business affairs in conformity with certain restrictions contained in the management agreement, including any material operating policies adopted by us.

Pursuant to the terms of the management agreement, ARRM is responsible for (i) advising us with respect to, arrange for, and manage the acquisition, financing, management and disposition of, our investments, (ii) evaluating the duration risk and prepayment risk of our investments and arranging borrowing and hedging strategies, and (iii) coordinating our capital raising activities. In conducting these activities, ARRM advises us on the formulation of, and implementation of, our operating strategies and policies, arranges our acquisition of assets, monitors the performance of our assets, arrange for various types of financing and hedging strategies, and provides administrative and managerial services in connection with our day-to-day operations, as may be required from time to time for management of our assets.  In addition, ARRM provides us with executive personnel along with administrative personnel, office space, and other appropriate services required in rendering ARRM’s management services to us.

On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12th of 1% of the gross equity raised until the gross equity raised is $50.0 million or greater. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.

We rely on the facilities and resources of ARRM to conduct our operations. Costs and expenses incurred by ARRM on behalf of us or our subsidiaries are reimbursed to ARRM in cash on a monthly basis. Costs and expense reimbursement to ARRM are subject to adjustment at the end of each calendar year in connection with our annual audit.

Upon reaching a gross equity raise of $50.0 million or greater as referenced above, we will pay ARRM a monthly management fee in an amount equal to the sum of (a) 1.5% of all the “gross equity raised”, which means an amount in dollars calculated as of the date of determination that is equal to (i) our initial equity capital following the consummation of the merger, plus (ii) equity capital raised in public or private issuances of our equity securities (calculated before underwriting fees and distribution expenses, if any), less (iii) capital returned to our stockholders, as adjusted to exclude (iv) one-time charges pursuant to changes in GAAP and certain non-cash charges after discussion between ARRM and the Board and approved by a majority of the Board, until gross equity raised reaches $1 billion and (b) 0.75% of the gross equity raised in excess of $1 billion divided by twelve (12), calculated and payable monthly in arrears. The monthly management fee shall never be less than 1/12th of $900,000, unless ARRM determines it will accept less than that amount. Payment of the management fee will not be affected by impairment to assets acquired. We will not pay ARRM any incentive fees.

ARRM uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

We may not terminate the management agreement during its initial five-year term, except for cause. After the initial term, if we terminate the management agreement without cause, we will be obligated to pay ARRM a termination fee equal to three (3) times the fees paid to ARRM in the preceding full twelve (12) months, calculated as of the effective date of the termination of the management agreement. In such event ARRM is obligated to pay a termination fee to Sub-Manager (see discussion below) under the sub-management agreement. In addition, if on expiration of the initial five-year term, Sub-Manager elects to terminate the sub-management agreement, we will be obligated to make a final payment to Sub-Manager of 6.16 times the annualized rate of the last three (3) monthly payments of the Sub-Manager Base Management Fee, as such term is defined in the management agreement.

Sub-Management Agreement

On November 6, 2009, ARRM entered into a sub-management agreement with Staton Bell Blank Check LLC (the “Sub-Manager”), an entity affiliated with Daniel C. Staton and Marc H. Bell. Pursuant to the sub-management agreement, Sub-Manager has agreed to provide certain services to ARRM. In exchange for such services, Sub-Manager will receive a sub-management fee of 25% of the net management fee earned by ARRM under its management agreement with us. The sub-management agreement will continue in effect until it is terminated in accordance with its terms.

If the sub-management is terminated upon expiration of the initial 5-year term of the management agreement at the election of Sub-Manager, we will pay Sub-Manager a final payment equal to 6.16 times the annualized rate of the last three (3) monthly payments to Sub-Manager. The sub-management agreement provides that if, during its term, ARRM or its affiliates manage certain other investment vehicles, including other REITs, ARRM will negotiate in good faith to provide Sub-Manager the right to enter into a sub-management agreement on substantially the same terms as the sub-management agreement or an alternative arrangement reasonably acceptable to ARRM and Sub-Manager.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested independent directors or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Independence of Directors

Please refer to "Directors, Executive Officers and Corporate Governance -- Independence of Directors" in Item 10 above.

Item 14.  Principal Accountant Fees and Services

Audit Fees. The aggregate fees for professional services rendered by Eisner LLP, our independent auditors, for the audits of our financial statements during the year 2009 was approximately $89,000.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by Eisner LLP.

Tax Fees. There were no fees paid for tax compliance, tax planning and tax advice rendered by Eisner LLP for the fiscal year ended December 31, 2009.

All Other Fees. There were no fees paid to Eisner LLP for services other than audit services rendered by Eisner LLP during the year ended December 31, 2009.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(1)     Financial Statements

See Item 8 - Financial Statements and Supplementary Data.

(2)     Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)     Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Article of Incorporation.*
3.2	Amended Bylaws.**
10.1	Management Agreement dated November 5, 2009***
10.2	Amended and Restated Management Agreement dated November 5, 2009†
10.3	Sub-Management Agreement dated November 5, 2009††
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350*

*     Incorporated by reference to Exhibit 3.4 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

**   Incorporated by reference to Exhibit 3.5 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

*** Incorporated by reference to Exhibit 10.5 to ARMOUR's Registration Statement on Form S-4 or amendment thereto, filed with the SEC on October 13, 2009.

†   Incorporated by reference to Exhibit 10.8 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009.

†† Incorporated by reference to Exhibit 10.7 to ARMOUR's Registration Statement on Form S-4 or amendment thereto, filed with the SEC on October 13, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ARMOUR Residential REIT, Inc.

We have audited the accompanying balance sheets of ARMOUR Residential REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations , stockholders’ equity, and cash flows for the years ended December 31, 2009, and 2008, and the period from July 9, 2007 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from July 9, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ EISNER LLP

New York, New York

March 29, 2010

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets	December 31, 2009	December 31, 2008
Cash	$6,653,331	$2,086
Cash held in trust available for operations	-	250,124,502
Restricted cash	299,280	-
Agency Securities Available for Sale, at fair value (including pledged assets of $48,886,278)	118,648,724	-
Prepaid and other assets	162,366	35,927
Refundable income taxes	393,725	26,954
Accrued interest receivable	412,114	-
Principal payments receivable	73,705	-
Interest rate contracts, at fair value	50,363	-
Total Assets	$126,693,608	$250,189,469

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$46,388,602	$-
Payable for unsettled securities	58,559,479	-
Accounts payable and accrued expenses	76,493	593,269
Dividends payable	177,938	-
Deferred underwriters fee	-	8,375,000
Total Liabilities	105,202,512	8,968,269

Commitments and contingencies:

Common Stock subject to possible redemption (7,499,999 shares at an estimated $9.90 redemption value)		74,249,990
Interest income attributable to common stock subject to possible conversion (net of income taxes of $340,665 at December 31, 2008)		587,577

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, none outstanding at December 31, 2009 and 2008	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 2,304,054 and 31,250,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	230	3,125
Additional paid-in capital	22,647,201	165,026,335
(Accumulated deficit) Retained earnings	(1,197,174)	1,354,173
Accumulated other comprehensive income	40,839	-
Total Stockholders’ Equity	21,491,096	166,383,633
Total Liabilities and Stockholders’ Equity	$126,693,608	$250,189,469

See accompanying notes to financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007
Revenues:
Interest income net of amortization of premium and discount	$446,598	$5,425,560	$1,652,252
Interest expense	(14,153)	-	-
Net interest income	432,445	5,425,560	1,652,252
Other Income:
Misc. income	500	-	-
Non-interest income, change in value of interest rate hedge	50,363	-	-
Total net revenues	483,308	5,425,560	1,652,252
Expenses:
Professional fees	28,523
Insurance	114,391
Management fee	112,184
Merger expenses	1,610,437
Formation and operating costs	-	2,309,375	163,275
Franchise tax expense	151,407
Other	9,983
Total expenses	2,026,925	2,309,375	163,275
Net (loss) income before taxes	(1,543,617)	3,116,185	1,488,977
Income tax benefit (expense)	394,190	(2,041,750)	(621,662)
Net (Loss) Income	(1,149,427)	1,074,435	867,315
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $657,000, $340,665 and $0)	(1,200,614)	(587,577)	-
Net (loss) income attributable to common stock not subject to possible conversion	$(2,350,041)	$486,858	$867,315
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	7,569,179	7,499,999	7,499,999
Income per share amount (basic and diluted)	$0.16	$0.08	$-
Weighted average shares outstanding not subject to conversion:
Basic and diluted	20,459,664	23,750,001	12,990,330
Pro forma diluted	20,456,664	29,697,713	16,129,865
Net (loss) income per share
Basic and diluted	$(0.11)	$0.02	$0.07
Pro forma diluted	$(0.11)	$0.02	$0.05

See accompanying notes to financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total
	Shares	Amount
Balance , July 9, 2007(inception)	-	-	-	-	-	-	-
Common shares issued to founders at $.03 per share(includes 937,500 subject to forfeiture)	7,187,500	$719	$24,281	$-	$-	$-	$25,000
Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	-	-	7,500,000
Sale of 25,000,000 units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses(which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	-	-	231,754,450
Less: Proceeds applicable to 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	-	-	(74,249,990)
Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-	-	-
Net Income	-	-	-	867,315	-	867,315	867,315
Comprehensive income	-	-	-	-	-	$867,315
Balance, December 31, 2007	31,250,000	$3,125	$165,026,335	$867,315	$-		$165,896,775
Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(587,577)	-	-	(587,577)
Net Income	-	-	-	1,074,435	-	1,074,435	1,074,435
Comprehensive income	-	-	-	-	-	$1,074,435
Balance, December 31, 2008	31,250,000	$3,125	$165,026,335	$1,354,173	$-		$166,383,633
Trust account income relating to common stock redeemed	-	-	-	(1,200,614)	-	-	(1,200,614)
Shares contributed by founders and shares redeemed in excess of number estimated	(28,945,946)	(2,895)	(150,436,980)	-	-	-	(150,439,875)
Waiver of accrued underwriters fees	-	-	8,057,846	-	-	-	8,057,846
Dividends declared	-	-	-	(201,306)	-	-	(201,306)
Net loss	-	-	-	(1,149,427)	-	(1,149,427)	(1,149,427)
Net unrealized gain on investment in Available for Sale securities	-	-	-	-	40,839	40,839	40,839
Comprehensive loss	-	-	-	-	-	$(1,108,588)
Balance, December 31, 2009	2,304,054	$230	$22,647,201	$(1,197,174)	$40,839		$21,491,096

See accompanying notes to financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007
Cash Flows From Operating Activities:
Net (loss) income	$(1,149,427)	$1,074,435	$867,315
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net amortization of premium and discount on Agency Securities	15,063	-	-
Interest rate contracts	(50,363)	-	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(412,114)	-	-
Increase in prepaid income taxes and other assets	(493,210)	-	-
Increase in accrued interest payable and accrued expenses	5,099	-	-
(Decrease) increase in accounts payable and accrued expenses	(521,874)	(112,337)	643,652
Net cash (used in) provided by operating activities	(2,606,826)	1,063,827	1,373,311
Cash Flows From Investing Activities:
Purchases of Agency Securities	(118,874,939)	-	-
Principal repayments of Agency Securities	178,286	-	-
Unsettled security purchases	58,559,479	-	-
Cash held in trust account	-	-	(247,575,000)
Investment income in trust account, net of expenses and taxes	-	(1,095,122)	(1,454,380)
Net cash used in investing activities	(60,137,174)	(1,095,122)	(249,029,380)
Cash Flows From Financing Activities:
Proceeds from offerings	-	-	257,525,000
Cash received from Trust	249,807,349	-	-
Cash paid for stock redemptions (including converted common shares)	(226,478,058)	-	-
Proceeds from repurchase agreements	46,388,602	-	-
Payment of costs associated with Offering	-	-	(9,835,550)
Proceeds from note payable to related party	-	-	350,000
Repayment of note payable to related party	-	-	(350,000)
Increase in restricted cash	(299,280)	-	-
Dividends paid	(23,368)	-	-
Net cash provided by financing activities	69,395,245	-	247,689,450
Increase (Decrease) in Cash	6,651,245	(31,295)	33,381
Cash – Beginning	2,086	33,381	-
Cash – End	$6,653,331	$2,086	$33,381
SUPPLEMENTAL DISCLOSURE
Cash paid for income taxes	-	2,595,366	95,000
Non-Cash Financing Activities
Accrued offering costs	-	-	35,000
Accrual of deferred underwriters’ fees		-	8,375,000
Increase in capital due to waiver of accrued deferred underwriters’ fees	8,057,846	-	-

See accompanying notes to financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – DECEMBER 31, 2009

Note 1 — Organization and Nature of Business Operations

Business

References to “we”, “us”, "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company.

We are an externally-managed Maryland corporation organized in 2008, managed by ARMOUR Residential Management LLC. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities issued or guaranteed by a U.S. Government-chartered entity, such as the Federal National Mortgage Association (more commonly known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac), or guaranteed by the Government National Mortgage Administration, a U.S. Government corporation (more commonly known as Ginnie Mae) (collectively, "Agency Securities").  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

We plan to elect to be taxed as a REIT for the taxable year ended December 31, 2009 and thereafter upon filing our federal income tax return for that year. Our qualification as a REIT depends on our ability  to meet,  on a continuing basis, various complex requirements under the Internal Revenue Code (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

Enterprise Acquisition Corp. (“Enterprise”) was formed in 2007 as a Delaware corporation to acquire through a merger, stock exchange, asset acquisition or similar business combination an operating business or businesses.  Prior to the Merger Transaction (described below), Enterprise had not commenced any operations, and all activity was related to Enterprises’ formation, an initial public offering (the “Offering”) and efforts to identify potential business combinations.

Enterprise closed the Offering on November 14, 2007 and remitted $247.6 million of the Offering proceeds into a trust account, the disposition of which was subject to (i) the consummation of a qualifying business combination (as defined and amended per the terms of the Offering) or (ii) the liquidation of Enterprise.  The consummation of the Merger Agreement (described below) allowed for the disposition of funds from the trust account as follows:

Enterprise Trust Funds

Funds available for distribution at October 31, 2009	$249,479,648
Add:
Interest income	410
Less:
Reimbursement of Company expenses	(19,709)
Conversion of redeemable common stock	74,837,567
Return of capital	(226,478,056)
Transaction fees	(912,584)
Investment in subsidiary	(22,069,709)
Funds remaining for distribution	$-

Merger Transaction

On July 29, 2009, ARMOUR entered into an Agreement and Plan of Merger (the "Merger Agreement") with Enterprise.   On November 5, 2009, the stockholders of Enterprise approved certain proposals to: (i) amend Enterprise's amended and restated certificate of incorporation to allow for a business combination with ARMOUR, and (ii) adopt the Agreement and Plan of Merger, dated as of July 29, 2009, by and among Enterprise, ARMOUR and ARMOUR Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR ("Merger Sub Corp."), and approve the merger of Merger Sub Corp. with and into Enterprise (the "Business Combination”).

On November 6, 2009, Merger Sub Corp. merged with and into Enterprise pursuant to the Merger Agreement. The Merger Agreement provided for two primary transactions: (i) the merger of Merger Sub Corp. with and into Enterprise with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR, and (ii) ARMOUR becoming the new publicly-traded corporation of which the holders of Enterprise securities will be security holders. The ARMOUR securities have the same terms as the Enterprise securities for which they were exchanged.

At the closing of the merger with Enterprise, Enterprise had $249.5 million in cash and returned $226.5 million to stockholders who elected to exercise their conversion rights into a pro rata portion of the trust account.

The principal equity capitalization and financing transactions occurred in connection with consummation of the Merger Agreement are as follows:

•

The outstanding common stock and warrants of Enterprise were converted into like securities of ARMOUR,

•

The holders of Enterprise common stock and warrants became holders of the securities of ARMOUR after the merger in the same proportion as their current holdings, except as increased by:

o

The cancellation immediately prior to the record date for a distribution to the holders of Enterprise common stock of 6,250,000 shares of common stock of Enterprise acquired immediately prior to the Offering, and

o

The conversion of shares of common stock sold in the Offering by any holder thereof exercising its conversion rights.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of ARMOUR and all subsidiaries; all intercompany accounts and transactions have been eliminated.  The consolidated financial statements have been prepared as if the Company had been in place for all periods presented. All references to “period ending December 31, 2007” indicate the period from July 9, 2007 (Inception) to December 31, 2007.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure. Although management is not currently aware of any factors that would significantly change these estimates and assumptions in the near term, future changes in market conditions may occur with could cause actual results to differ materially.

Cash

Cash includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at time of purchase. The company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The carrying amount of cash is deemed to be its fair value.

Restricted Cash

Restricted cash includes approximately $0.3 million held by counterparties as collateral for hedging instruments.

Acquisition Costs

In December 2007, the FASB updated the authoritative guidance to expand  the definition of transactions and events that qualify as business combinations; require that the entire enterprise, not just the acquired assets and liabilities, including contingencies be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of this authoritative guidance is required for combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

We adopted the new authoritative guidance as of January 1, 2009.  As a result, total acquisition costs incurred through December 31, 2008 of approximately $1.6 million were included in “Formation and operating costs” in our consolidated statements of operations.   These acquisition costs consist primarily of approximately $1.1 million for legal services, $0.4 million for fairness opinion services directly associated with the negotiation and execution of the Merger Agreement and $0.2 million for other professional services and related costs.

 Agency Securities, at Fair Value

We invest primarily in Agency Securities. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. We have committed ourselves to the Agency asset class by including in our charter a requirement that all of our financial instrument investments will consist of Agency Securities, Agency Debt, U.S. Treasuries and money market instruments (including reverse repurchase agreements) and hedging and other derivative instruments related to the foregoing investments.

We classify our Agency Securities as either trading, available-for-sale or held-to-maturity securities.  Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

We recognize impairments in our investment portfolio which, among other things, requires: the determination as to when an investment is considered impaired; whether that impairment is other-than-temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other-than-temporary impairment; and certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

We assess our investment portfolio for other-than-temporary impairment at least on a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other-than-temporary.”

Fair Value of Financial Instruments

We consider our cash, restricted cash, Agency Securities Available for Sale (settled and unsettled), accrued interest receivable, accounts payable, interest rate hedges, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See footnotes 4 and 5, respectively, for discussion of the fair value of Agency Securities Available for Sale and interest rate hedges. The carrying amount of repurchase agreements and accrued interest payable is deemed to approximate fair value due to the short term maturities of these instruments.

Repurchase Agreements

We finance the acquisition of elements of our investment portfolio through the use of repurchase agreements.  Our repurchase agreements are secured by our Agency Securities and bear interest rates that have historically moved in close relationship to the London Interbank Offered Rate (“LIBOR”). Under these agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate.  The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivatives and Hedging Activities

In accordance with the authoritative literature, we recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We do not designate our hedging activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both hedging transactions and repurchase agreements.   Operational issues and credit market volatility make such matching impractical for us.  Since we will not qualify for hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case,  because gains or losses on the hedging instruments may not be offset by changes in the fair value or cash flows of the related hedged transaction within the same accounting period, or ever. Consequently, any declines in the hedged interest rates would result in a charge to earnings. We will continue to designate hedging transactions as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board or a committee thereof.

Common Stock and Warrants

The Company has 2,304,054 shares of common stock issued and outstanding, and has authorized 250,000,000 shares of common stock, par value $0.001.  At December 31, 2009, the Company had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

Income per Common Share

Basic income per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued by the Company in the offering and sponsor warrants were contingently exercisable upon consummation of a business combination.  Hence these are presented in the pro forma diluted income per share for the year ended December 31, 2009 and for the period from July 9, 2007(inception) through December 31, 2007.  The pro forma diluted loss per common share for the year ended December 31, 2009 does not include 32,500,000 warrants as the effect of including such warrants would be anti-dilutive. Pro forma diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

The Company’s statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($1,200,614 and $587,577 for the year ended December 31, 2009 and 2008, respectively) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro forma diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity.  Other comprehensive income arises from unrealized gains or losses generated from changes in market values of our Agency Securities held as available-for-sale.

Revenue Recognition

Interest income is earned and recognized based on the outstanding principal amount of the investment securities and their contractual terms.  Premiums and discounts associated with the purchase of investment securities are amortized or accreted into interest income over the actual lives of the securities.

Income Taxes

We will elect to be taxed as a REIT for the taxable year ending December 31, 2009 and thereafter upon filing our federal income tax return for that year. We will generally not be subject to Federal income tax to the extent that we distribute 90% of our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. As of December 31, 2009, we do not meet the stock ownership tests, we plan on taking the actions necessary to comply with the ownership tests, however there are no assurances that we can do so.

Note 3 —Recent Accounting Pronouncements

In May 2009, the FASB issued general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards set forth:

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and

•

The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and

•

The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standards are effective for interim or annual financial periods ending after June 15, 2009. The impact the adoption of these standards did not have a material impact on our financial statements.

In June 2009, the FASB issued new authoritative literature on the transfer and servicing of assets which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Topic No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do not anticipate that the adoption of this literature will have a material impact on our financial statements.

In August 2009, the FASB issued new authoritative literature which provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

•

A valuation technique that uses:

o

The quoted price of the identical liability when traded as an asset, or

o

Quoted prices for similar liabilities or similar liabilities when traded as assets, or

•

Another valuation technique that is consistent with the principles of the authoritative literature.

The adoption of this authoritative guidance did not have a material impact on our financial statements.

Note 4 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available-for-sale and, as such, are reported at their estimated fair value. The fair values of Agency Securities are generally determined by management by obtaining a valuation for each Agency Security from an independent pricing service. If the fair value of a security is not available from the independent pricing service or such data appears unreliable, we obtain quotes from up to three dealers. At December 31, 2009, all of our Agency Security values were based solely on third-party sources.

We monitor the performance and market value of our Agency Securities portfolio on an ongoing basis. As of December 31, 2009, we had the following securities in an unrealized loss and/or a gain position as presented below:

	Fair Market Value	Unrealized Loss	Unrealized Gain	Total Gain (Loss)
Fannie Mae Certificates	$40,879,103	$(125,238)	$136,831	$11,593
Freddie Mac Certificates	62,365,433	(217,647)	239,897	22,250
Ginnie Mae Certificates	15,404,188	-	6,996	6,996

Total Agency Securities	$118,648,724	$(342,885)	$383,724	$40,839

The components of the carrying value of available-for-sale Agency Securities at December 31, 2009 are presented below.

December 31, 2009
Principal balance settled securities	$57,218,423
Forward settle securities	56,769,011
Unamortized premium settled securities	2,984,485
Unamortized premium forward settle securities	1,635,966
Gross unrealized gains	383,724
Gross unrealized losses	(342,885)
Carrying value/estimated fair value	$118,648,724

As of December 31, 2009, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.07%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2009 we had approximately $4.6 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settled securities. All unsettled purchases of securities as of December 31, 2009 were settled in January and February 2010.

As of December 31, 2009, our investment portfolio of settled securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.48%	1.6	$ 5,568,961	2.79%	$102.03	$ 5,681,963	$ 102.34	$5,699,059
19-36	2.65	30.4	1,512,149	5.38	102.60	1,551,508	105.27	1,591,791
37-60	39.12	54.5	22,268,269	5.50	105.18	23,421,507	105.64	23,523,759
61-80	17.95	66.4	10,214,641	5.43	105.61	10,787,220	105.64	10,790,323
Totals/Averages		49.4	$39,564,020	5.11%	$104.76	$ 41,442,198	$ 105.17	$41,604,932

Fixed Rate Settled Securities

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	2.89	73.3	$ 1,628,086	6.18%	$107.11	$ 1,743,902	$106.87	$ 1,739,867
91-180	27.91	167.2	16,026,317	4.97	106.18	17,016,808	104.72	16,782,673
Totals/Averages		158.4	$17,654,403	5.08%	$106.27	$18,760,710	$104.92	$18,522,540

All Settled Securities

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$57,218,423	5.10%	$105.23	$60,202,908	$105.10	$ 60,127,472

(1)

The current face is the current monthly remaining dollar amount of principal of an Agency Security. We compute current face by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

(2)

For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid.

(3)

Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal repayments.

(4)	Amortized cost is our total purchase price for the Agency Security, adjusted for amortization as a result of scheduled and unscheduled principal repayments.

(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We utilize a third party pricing service to determine pricing for our portfolio. In certain circumstances, we may disagree with the pricing service analysis and we will request a price from third party broker dealers who actively trade in the specific securities. We may seek one or more prices from broker dealers to assess fair market value. Generally, the securities we purchase can be fully analyzed using software available from Bloomberg L.P. This software is utilized by the counterparties with whom we trade.

(6)	Market value is the total market value for the security.

We have committed to purchase securities for settlements in January and February of 2010. The information below is accurate as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities are adjustable rate with a minimum expected months to reset of eleven months and a maximum expected months to reset of 71 months.

Adjustable Rate Forward Settle Securities

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	91.0%	59.0	$51,636,165	4.29%	$102.89	$53,126,166	$103.19	$ 53,282,749

Fixed Rate Forward Settled Securities

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	9.0%	163.0	$ 5,132,846	4.50%	$102.84	$ 5,278,811	$102.06	$ 5,238,503

All Forward Settle Securities

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$56,769,011	4.31%	$102.89	$58,404,977	$103.09	$ 58,521,252

All Settled and Forward Settle Securities

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$113,987434	4.71%	$104.07	$118,607,885	$104.10	$118,648.724

(1)

The current face is the current monthly remaining dollar amount of principal of an Agency Security. We compute current face by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is essentially a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

(2)

For a pass-through certificate, the coupon reflects the weighted average nominal rate of interest paid on the underlying mortgage loans, net of fees paid to the servicer and the agency. The coupon for a pass-through certificate may change as the underlying mortgage loans are prepaid.

(3)

Amortized purchase price is the dollar amount, per $100 of current face, of our purchase price for the security, adjusted for amortization as a result of scheduled and unscheduled principal repayments.

(4)	Amortized cost is our total purchase price for the Agency Security, adjusted for amortization as a result of scheduled and unscheduled principal repayments.

(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We utilize a third party pricing service to determine pricing for our portfolio. In certain circumstances, we may disagree with the pricing service analysis and we will request a price from third party broker dealers who actively trade in the specific securities. We may seek one or more prices from broker dealers to assess fair market value. Generally, the securities we purchase can be fully analyzed using software available from Bloomberg L.P. This software is utilized by the counterparties with whom we trade.

(6)	Market value is the total market value for the mortgage.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae	15,150,000	12.8

Total Securities	$118,648,724	100.0%

As of December 31, 2009, the settled adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed interest rates for an average period of approximately 49 months,  after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

Note 5 – Interest Rate Contracts

We enter into transactions to manage our interest rate risk exposure. These transactions are purchasing or selling Eurodollar futures contracts (“Futures Contracts”) designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins.  Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges, and as such, we recognize changes in the fair value of these transactions through earnings (See Note 2). Our derivative instruments are carried on our balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

As of December 31, 2009, we had entered into $21.0 million (notional amount) of Eurodollar Future swap equivalents traded in 292 individual contract transactions. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and have limited counterparty risk because of the daily mark-to-market collateral requirements and the substantial credit support provided by the CME. We were not party to any such swaps or arrangements at December 31, 2008.

The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities, and these requirements may vary and change over time based on the market value, notional amount, and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.  We believe we are in compliance with all margin requirements under our Futures Contracts as of December 31, 2009.  We had $0.3 million of restricted cash related to margin posted for Futures Contracts as of December 31, 2009.

The following table presents information about Eurodollar Futures Contracts as of December 31, 2009:

	Notional Amount	Value as of December 31, 2009	Weighted Average Rate
Eurodollar futures strips maturing 3/18/2012	$3,000,000	$3,875	1.35%
Eurodollar futures strips maturing 3/18/2013	5,000,000	6,625	2.01
Eurodollar futures strips maturing 3/18/2014	13,000,000	39,862	2.50
Totals	$21,000,000	$50,363	2.22%

Other Transactions - We may, but have not yet, entered into other forms of transactions which may include interest rate swaps, caps, floors, or other derivative transactions.

Note 6 – Repurchase Agreements

At December 31, 2009, we had repurchase agreements in place in the amount of $46.4 million to finance Agency Security purchases.  During the fourth quarter of 2009, the weighted average interest rate on cost of funds was 0.26%.  At December 31, 2009 we had repurchase agreements outstanding with 3 counterparties with a weighted average maturity of 2 months.  The following table represents the contractual repricing information regarding our repurchase agreements:

December 31, 2009
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments
Within 30 Days	$14,696,602	0.27%	$2,898
30 Days to 90 Days	31,692,000	0.25	2,201
Total	$46,388,602	0.26%	$5,099

At December 31, 2009, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Reurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

Goldman Sachs	$31,692,000	$1,683,203	81	68.3%
MF Global	10,730,188	385,340	22	23.1
South Street Securities	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of December 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.4%.

Note 7 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 11 “Related Party Transactions,” we are party to a management agreement with ARRM (the “Management Agreement”) which requires, among other things, the payment of a monthly management fee of not less than $75,000 over an initial 5 year term.  This fee may be adjusted upwards depending on levels of qualifying “gross equity raised” (as defined in the Management Agreement) as follows:

•

For qualifying amounts totaling between $50 million and $1 billion in equity, an annual fee increase representing 1.5% of equity raised, payable on a monthly basis, and

•

For qualifying amounts exceeding $1 billion in equity, an annual fee increase 0.75% of equity raised, payable in twelve equal monthly installments in arrears.

On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the management fee to 1/12th of 1% of the gross equity raised until the gross equity raised is $50.0 million or greater. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Additionally, we may be required to tender lump sum payments to ARRM should we elect to discontinue the Management Agreement for reasons other than cause after the initial 5 year term, and to Staton Bell Blank Check LLC (“Staton-Bell”) should Staton-Bell terminate its sub-management agreement with ARRM after the initial 5 year term of the Management Agreement expires.

Under the management agreement, ARRM provides us with portfolio management services, executive services, accounting services and record keeping and general and administrative corporate costs. We bear our own professional fees and costs for public filings.

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any significant leases for office, computer and other equipment or office furnishings.

Litigation

We are not party to any pending, threatened or contemplated litigation.

Deferred Underwriting Fees

In connection with the Offering (as described in Note 1), Enterprise paid a fee of 3.65% of the gross offering proceeds to the underwriters at the closing of the Offering.  In addition, Enterprise committed to pay a deferred fee of 3.35% of the gross proceeds to the underwriters on the completion of the merger.  Enterprise paid the underwriters $9.1 million upon the closing of the Offering on November 2007.  Upon completion of the merger the remaining $8.4 million of deferred underwriting fees were settled for cash payment of $0.3 million and the balance was waived by the underwriters.

Note 8 — Share-Based Compensation

 2009 Stock Incentive Plan

In connection with the Merger Agreement with Enterprise, we  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of  ours, and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards”), and will be subject to a ceiling amount of shares available for issuance under the plan. The Board has not allocated shares available under the Plan. In considering such allocation, the Board will consider the size of the Plan relative to our capital base and our current and potential future performance and capitalization. While no size has been determined, the Plan may be material in size relative to our capital base.

The Plan allows for the Board to expand the types of awards available under the Plan and determine the maximum number of shares that may underlie these awards in any one year to any Eligible Individual. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

Awards Under the Plan

There were no awards made for the year ended December 31, 2009.

Note 9 – Fair Value of Financial Instruments

We have established and documented processes for determining fair values.   The fair values of Agency Securities are generally determined by management by obtaining a valuation for each Agency Security from an independent pricing service. If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers. At December 31, 2009, all of our Agency Security values were based solely on third-party sources.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following describes the valuation methodologies used for our Agency Securities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

a. Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on information provided by an independent pricing service.  If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. Our Agency Securities are valued based upon readily observable market parameters and are classified as Level 2 fair values.

 b. Derivative Transactions - The fair value of our derivative transactions, Eurodollar Futures Contracts, is based on closing prices on the Chicago Mercantile Exchange.  Our Futures Contracts are classified as Level 1 fair values.

The following table presents our financial instruments measured at fair value as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency Securities available for sale	$-	$118,648,724	$-	$118,648,724
Interest rate contracts	50,363	-	-	50,363
Total	$50,363	$118,648,724	$-	$118,699,087

Note 10 – Income Taxes

Commencing in the year ended December 31, 2009, we plan to elect to be taxed as a REIT and intend to comply with the provisions of the Code regarding U.S. federal income taxes with respect thereto in future periods.  We will not generally be subjected to federal income tax as long as all taxable income and gain and certain asset, income and stock ownership tests are met. We have also elected to treat Enterprise as a Taxable REIT Subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. We have recognized refundable income taxes of $0.4 million as of December 31, 2009 related to the carry back of net operating losses incurred by Enterprise in 2009 to prior years in which Enterprise reported taxable income.

For the years ended December 31, 2009 and 2008 and the period ended December 31, 2007, our provision for income taxes consisted of:

	Year Ended December 31, 2009	Year Ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007
Current:
Federal	$(393,700)	$1,743,250	$530,800
State	(490)	298,500	90,862
Total current	(394,190)	2,041,750	621,662
Deferred	-	-	-

(Benefit) provision for income taxes	$(394,190)	$2,041,750	$621,662

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	Year Ended December 31, 2009	Year Ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007
Computed expected tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.6	3.6	3.6
Change in valuation allowance	(16.2)	26.9	3.2

Effective tax rate	22.4%	65.5%	41.8%

We recorded a deferred income tax asset of $1.0 million at December 31, 2008 and $0.06 million at December 31, 2007 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of our operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of these deferred tax assets, a fully offsetting valuation allowance was established as it was not more likely than not that the benefit would be realized. The valuation allowance (decreased) increased ($1.0 million), $0.94 million and $0.06 million during the years (or period) ended December 31, 2009, 2008 and 2007, respectively.

Note 11 – Related Party Transactions

Post consummation of the Merger Agreement

On November 5, 2009, in connection with the consummation of the Merger Agreement, we entered into the Management Agreement (see Note 7 “Commitments and Contingencies” for additional discussion) with ARRM to manage our business affairs  in conformity with certain restrictions contained in the management agreement, including any material operating policies adopted by us.  Pursuant to the terms of the management agreement, ARRM will be responsible for the following primary roles:

•

Advising us with respect to, arrange for, and manage the acquisition, financing, management and disposition of, elements of our investment portfolio,

•

Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies,

•

Coordinating capital raising activities,

•

Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets, arranging for various types of financing and hedging strategies, and provide administrative and managerial services in connection with our day-to-day operations, and

•

Provide executive personnel along with administrative personnel, office space, and other appropriate services required in rendering management services to us.

In return for these services, we paid $0.01 million of management fees to ARRM, and did not reimburse any expenses incurred by ARRM on our behalf for the year ended December 31, 2009.

Pre consummation of the Merger Agreement

Enterprise agreed to pay $7,500 per month for office space and general and administrative services.  The office space was leased from Bell & Staton, Inc., an affiliate of our officers and directors.   For the years ended December 31, 2009 and 2008 and  the period from July 9, 2007 (inception) through December 31, 2007, Enterprise paid $76,500, $90,000 and $13,250 of expense, respectively related to this agreement which is included in formation and operating costs in the accompanying Statements of Operations.

Pursuant to an agreement between us and Staton-Bell, Staton-Bell agreed to purchase of to $10,000,000 of our common stock in the open market at a price not to exceed an agreed upon price as specified in the agreement.  At December 31 2008, Staton-Bell acquired 138,300 shares of our common stock pursuant to a Rule 10b-5 of the Securities and Exchange Act of 1934 plan (the “10b-5 Plan”).  The 10b-5 plan terminated with the consummation of the Merger Agreement.

On January 10, 2008, the Chief Financial Officer of Enterprise purchased 25,000 shares of common stock from Staton-Bell in a private placement transaction at $0.0035 per share. We measured the fair value of this transaction on January 10, 2008 to be $229,500.  The Chief Financial Officer surrendered his shares upon the consummation of the Merger Agreement.

Note 12 – Subsequent Events

As of January 26, 2010, we had substantially completed investment of our initial equity on a leveraged basis. At that date, we owned approximately $183.7 million of Agency Securities at fair value and repurchase agreements totaling $169.6 million.

On March 5, 2010, we announced that our Board had voted to declare a first quarter 2010 dividend of $0.40 payable on April 29, 2010 to stockholders of record on March 15, 2010.

Note 13. – Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters. Results of operations for periods prior to the Business Combination are those of Enterprise.

	Three Months Ended
	Mar. 31, 2009	Jun. 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Formation and operating costs	$241,834	$720,821	$1,099,797	$(35,527)
Net loss from operations	(241,834)	(720,821)	(1,099,797)	35,527
Other income – interest	145,396	96,365	59,342	182,205
(Loss) income before taxes	(96,438)	(624,456)	(1,040,455)	217,732
Income tax benefit (loss)	114,000	132,700	147,490	-
Net (loss) income	17,562	(491,756)	(892,965)	217,732
Less: Interest attributable to common stock attributable to possible conversion (net of income taxes of $31,364, $10,904, $6,716 and $249,731)	(27,209)	(18,019)	(11,098)	(1,144,288)
Net (loss) income attributable to common stock not subject to possible conversion	$(9,647)	$(509,775)	$(904,063)	$(926,556)
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	7,499,999	7,499,999	7,499,999	7,738,287
Income per share amount (basic and diluted)	$-	$-	$-	$0.15
Weighted averages shares outstanding not subject to conversion
Basic and diluted	23,750,001	23,750,001	23,750,001	11,120,721
Pro forma diluted	23,750,001	23,750,001	23,750,001	11,120,721
Net income per shares
Basic and diluted	$-	$(0.02)	$(0.04)	$(0.08)
Pro forma diluted	$-	$(0.02)	$(0.04)	$(0.08)

	Three Months Ended
	Mar. 31, 2008	Jun. 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Formation and operating costs	$186,002	$136,718	$160,671	$1,825,984
Net loss from operations	(186,002)	(136,718)	(160,671)	(1,825,984)
Other income – interest	2,224,407	1,425,983	1,271,156	504,014
(Loss) income before taxes	2,038,405	1,289,265	1,110,485	(1,321,970)
Income tax benefit (loss)	(838,750)	(535,000)	(478,500)	(189,500)
Net (loss) income	1,199,655	754,265	631,985	(1,511,470)
Less: Interest attributable to common stock attributable to possible conversion (net of income taxes of $6,716, $154,213 $34,085 and $389,649)	-	(197,248)	(215,766)	(174,563)
Net (loss) income attributable to common stock not subject to possible conversion	$1,199,655	$557,017	$416,219	$(1,686,033)
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	7,499,999	7,499,999	7,499,999	7,499,999
Income per share amount (basic and diluted)	$-	$-	$0.03	$(0.02)
Weighted averages shares outstanding not subject to conversion:
Basic and diluted	23,750,001	23,750,001	23,750,001	23,750,001
Pro forma diluted	29,639,739	23,750,001	30,236,860	29,076,088
Net income per shares
Basic and diluted	$0.05	$0.02	$0.02	$(0.07)
Pro forma diluted	$0.04	$0.02	$0.01	$(0.06)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2010	ARMOUR RESIDENTIAL REIT, INC.
/s/ Scott J. Ulm
Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Vice Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Vice Chairman	March 30, 2010
Scott J. Ulm	(Principal Executive Officer)
/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, Chief Financial Officer, President and Vice Chairman	March 30, 2010
Jeffrey J. Zimmer	(Principal Financial Officer)
/s/ Daniel C. Staton	Chairman	March 30, 2010
Daniel C. Staton

/s/ Marc H. Bell	Director	March 30, 2010
Marc H. Bell

/s/ Thomas K. Guba	Director	March 30, 2010
Thomas K. Guba

/s/ Stewart J. Paperin	Director	March 30, 2010
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	March 30, 2010
John P. Hollihan, III

/s/ Jordan Zimmerman	Director	March 30, 2010
Jordan Zimmerman

/s/ Robert C. Hain	Director	March 30, 2010
Robert C. Hain