Form 10-Q
period 2010-03-31
Armour Residential REIT, Inc.
filed 2010-05-13
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Quarter Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant’s common stock as of May 5, 2010 was 2,304,054.

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

PART I. Financial Information

Item 1. Financial Statements

Assets	(Unaudited) March 31, 2010	December 31, 2009
Cash	$2,781,756	$6,653,331
Due from broker	1,216,464	299,280
Agency securities available for sale, at fair value (including pledged assets of $178,228,702 and $48,886,278)	164,583,811	118,648,724
Receivable for unsettled securities (including $15,780,558 at fair value)	15,927,169	-
Principal payments receivable	5,588,925	73,705
Accrued interest receivable	962,168	412,114
Interest rate contracts, at fair value	-	50,363
Prepaid and other assets	186,662	162,366
Refundable income taxes	393,725	393,725
Total Assets	$191,640,680	$126,693,608

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$168,525,093	$46,388,602
Payable for unsettled securities	-	58,559,479
Interest rate contracts, at fair value	546,562	-
Accounts payable and accrued expenses	122,187	76,493
Dividends payable	1,029,113	177,938
Total Liabilities	170,222,995	105,202,512

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, none outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 2,304,054 shares issued and outstanding at March 31, 2010 and December 31, 2009	230	230
Additional paid-in capital	22,647,201	22,647,201
Accumulated deficit	(1,812,963)	(1,197,174)
Accumulated other comprehensive income	583,257	40,839
Total Stockholders’ Equity	21,417,725	21,491,096
Total Liabilities and Stockholders’ Equity	$191,640,680	$126,693,608

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Revenues:
Interest income, net of amortization of premium	$1,108,138	$145,396
Interest expense	(120,646)	-
Net interest income	987,492	145,396
Change in fair value of interest rate contracts	(603,579)	-
Net interest income after change in fair value adjustments	383,913	-
Gain on sale of agency securities	208,199	-
Total net revenues	592,112	145,396
Expenses:
Professional fees	146,030	-
Insurance	51,912	-
Management fee	57,598	-
Formation and operating costs	-	241,834
Other	28,339	-
Total expenses	283,879	241,834
Net income (loss) before taxes	308,233	(96,438)
Income tax (expense) benefit	(2,400)	114,000
Net Income	305,833	17,562
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $0 and $31,364)	-	(27,209)
Net income (loss) attributable to common stock not subject to possible conversion	$305,833	$(9,647)
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	-	7,499,999
Income per share amount (basic and diluted)	$-	$-
Weighted average shares outstanding not subject to conversion:
Basic and diluted	2,304,054	23,750,001
Pro forma diluted	2,304,054	23,750,001
Net income per share
Basic and diluted	$0.13	$-
Pro forma diluted	$0.13	$-

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2009	2,304,054	$230	$22,647,201	$(1,197,174)	$40,839		$21,491,096
Dividends declared	-	-	-	(921,622)	-	-	(921,622)
Net income	-	-	-	305,833	-	$305,833	305,833
Net unrealized gain on investment in available for sale securities	-	-	-	-	542,418	542,418	542,418
Comprehensive income	-	-	-	-	-	$848,251	-
Balance, March 31, 2010	2,304,054	$230	$22,647,201	$(1,812,963)	$583,257		$21,417,725

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash Flows From Operating Activities:
Net income	$305,833	$17,562
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	610,659	-
Unrealized loss on interest rate contracts	596,925	-
Gain on sale of Agency Securities	(208,199)	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(550,054)	-
Increase in prepaid income taxes and other assets	(24,296)	(105,390)
Increase in accrued interest payable and accrued expenses	32,265	-
Increase in accounts payable and accrued expenses	13,429	107,386
Net cash provided by operating activities	776,562	19,558
Cash Flows From Investing Activities:
Purchases of Agency Securities	(147,963,888)	-
Principal repayments of Agency Securities	6,562,794	-
Proceeds from sales of Agency Securities	31,531,266	-
Unsettled security sales	(15,927,169)	-
Margin advances to broker	(1,325,000)	-
Margin return from broker	407,816	-
Investment income in trust account, net of expenses and taxes	-	38,354
Net cash (used in) provided by investing activities	(126,714,181)	38,354
Cash Flows From Financing Activities:
Increase in restricted cash	(367,720)	-
Proceeds from repurchase agreements	306,657,050	-
Principal repayments on repurchase agreements	(184,520,559)	-
Dividends paid	(70,447)	-
Net cash provided by financing activities	122,066,044	-
(Decrease) Increase in Cash	(3,871,575)	57,912
Cash – Beginning	6,653,331	2,086
Cash – End	$2,781,756	$59,998
Supplemental Disclosure:
Cash paid during the period for interest	$88,381	-
Non-Cash Financing Activities
Dividends declared, to be paid in subsequent period	$921,622	-

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

Note 1 — Organization and Nature of Business Operations

Business

References to “we”, “us”, "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which became a wholly-owned subsidiary of ARMOUR after completion of the business combination (“Merger Transaction”) described below.

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

Enterprise Trust Funds
Funds available for distribution at October 31, 2009	$249,479,648
Add:
Interest income	410
Less:
Reimbursement of Company expenses	(19,709)
Conversion of redeemable common stock	(74,837,567)
Trust account income relating to common stock redeemed	(1,200,614)
Shares contributed & shares redeemed in excess of estimates	(150,439,875)
Transaction fees	(912,584)
Investment in subsidiary	(22,069,709)
Funds remaining for distribution	$-

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

Merger Transaction

On July 29, 2009, ARMOUR entered into an Agreement and Plan of Merger (the "Merger Agreement") with Enterprise.   On November 5, 2009, the stockholders of Enterprise approved certain proposals to: (i) amend Enterprise's amended and restated certificate of incorporation to allow for a business combination with ARMOUR, and (ii) adopt the Agreement and Plan of Merger, dated as of July 29, 2009, by and among Enterprise, ARMOUR and ARMOUR Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR ("Merger Sub Corp."), and approve the merger of Merger Sub Corp. with and into Enterprise (the “Merger Transaction”).

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

•

The outstanding common stock and warrants of Enterprise were converted into like securities of ARMOUR,

•

The holders of Enterprise common stock and warrants became holders of the securities of ARMOUR after the merger in the same proportion as their current holdings, except as increased by:

o

The cancellation immediately prior to the record date for a distribution to the holders of Enterprise common stock of 6,150,000 shares of common stock of Enterprise acquired immediately prior to the Offering, and

o

The conversion of shares of common stock sold in the Offering by any holder thereof exercising its conversion rights.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the inherent volatility of the securities markets and interest rate environment operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of Agency Securities and interest rate contracts.

Cash

Cash includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at time of purchase. The company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The carrying amount of cash is deemed to be its fair value.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

Due From Broker

Due from Broker at March 31, 2010, includes approximately $1.2 million held by counterparties as collateral for interest rate contracts.

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

We classify our Agency Securities as either trading, available for sale or held to maturity securities.  Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

We recognize impairments in our investment portfolio which, among other things, requires: the determination as to when an investment is considered impaired; whether that impairment is other than temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other than temporary impairment; and certain disclosures about unrealized losses that have not been recognized as other than temporary impairments.

We assess our investment portfolio for other than temporary impairment at least on a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other than temporary.”

Fair Value of Financial Instruments

We consider our cash, restricted cash, Agency Securities, Available for Sale (settled and unsettled), accrued interest receivable, accounts payable, interest rate contracts, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See footnotes 4 and 5, respectively, for discussion of the fair value of Agency Securities, Available for Sale and interest rate contracts. The carrying amount of repurchase agreements and accrued interest payable is deemed to approximate fair value due to the short term maturities of these instruments.

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

Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We do not designate our interest rate risk mitigation activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both hedging transactions and repurchase agreements.   Operational issues and credit market volatility make such matching impractical for us.  Since we will not qualify for hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the interest rate risk mitigation instruments may not be offset by changes in the fair value or cash flows of the hedged transaction within the same accounting period, or ever. Consequently, any declines in the hedged interest rates would result in a charge to earnings. We will continue to designate interest rate risk mitigation activities as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board or a committee thereof.

Common Stock and Warrants

We have 2,304,054 shares of common stock issued and outstanding, and have authorized 250,000,000 shares of common stock, par value $0.0001.  At March 31, 2010, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

Income per Common Share

Basic income per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued by the Company in the offering and sponsor warrants were contingently exercisable upon consummation of a business combination.  Hence these are presented in the pro forma diluted income per share for the quarter ended March 31, 2009.  The pro forma diluted loss per common share for the quarter ended March 31, 2009 does not include 32,500,000 warrants as the effect of including such warrants would be anti-dilutive. Pro forma diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

The Company’s statement of operations for the three months ended March 31, 2009 includes a presentation of earnings per share for common stock subject to possible conversion for prior periods in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($27,209 for the three months ended March 31, 2009) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro forma diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity.  Other comprehensive income arises from unrealized gains or losses generated from changes in market values of our Agency Securities held as available for sale.

Revenue Recognition

Interest income is earned and recognized based on the outstanding principal amount of the investment securities and their contractual terms.  Premiums and discounts associated with the purchase of investment securities are amortized or accreted into interest income over the actual lives of the securities.

Income Taxes

We plan to elect to be taxed as a REIT as of the taxable year ending December 31, 2009 and thereafter upon filing our federal income tax return for that year. We will generally not be subject to Federal income tax to the extent that we distribute 90% of our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Although as of March 31, 2010, we would not meet the stock ownership tests if they applied in the first half of the year, we plan on taking the actions necessary to comply with the ownership tests; however there is no assurance that we can do so.

Note 3 —Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board or FASB issued authoritative guidance related to investments in debt and equity securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) of debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Under the guidance, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other comprehensive income. This guidance was effective for all interim and annual periods ending after June 15, 2009.   The adoption of this guidance did not have a material impact on the Company’s financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

In June 2009, the FASB issued new authoritative literature on the transfer and servicing of assets which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of this literature did not have a material impact on our financial statements.

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

In January 2010, the FASB issued new authoritative literature, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of this standard are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010. We adopted the guidance related to Level 1 and Level 2 disclosures and the adoption did not have a material effect on the our financial statements.

Note 4 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. The fair values of Agency Securities are generally determined by management by obtaining a valuation for each Agency Security from an independent pricing service. If the fair value of a security is not available from the independent pricing service or such data appears unreliable, we obtain quotes from up to three dealers. At March 31, 2010 and December 31, 2009, all of our Agency Security values were based solely on third-party sources.

As of March 31, 2010, we had the following securities in an unrealized loss and/or a gain position as presented below. The table below includes $15.8 million of current carrying value of forward settle security sales. The table below includes $15.8 million of current carrying value of Freddie Mac forward settle security sales.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain
Fannie Mae Certificates	$87,532,334	$87,774,493	$(174,903)	$417,062	$242,159
Freddie Mac Certificates	78,487,526	78,809,270	(140,579)	462,323	321,744
Ginnie Mae Certificates	13,761,252	13,780,606	(12,310)	31,665	19,354
Total Agency Securities	$179,781,112	$180,364,369	$(327,792)	$911,050	$583,257

We monitor the performance and market value of our Agency Securities portfolio on an ongoing basis. As of December 31, 2009, we had the following securities in an unrealized loss and/or a gain position as presented below. The table below includes $58.6 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain
Fannie Mae Certificates	$40,867,510	$40,879,103	$(125,238)	$136,831	$11,593
Freddie Mac Certificates	62,343,183	62,365,433	(217,647)	239,897	22,250
Ginnie Mae Certificates	15,397,192	15,404,188	-	6,996	6,996
Total Agency Securities	$118,607,885	$118,648,724	$(342,885)	$383,724	$40,839

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

The components of the carrying value of available for sale Agency Securities at March 31, 2010 are presented below. The table below includes $15.8 million of current carrying value of forward settle security sales.

March 31, 2010
Principal balance settled securities	$157,475,130
Forward settle securities (at current value)	15,780,560
Unamortized premium settled securities	6,525,422
Gross unrealized gains	911,050
Gross unrealized losses	(327,793)
Carrying value/estimated fair value	$180,364,369

The components of the carrying value of available for sale Agency Securities at December 31, 2009 are presented below.

December 31, 2009
Principal balance settled securities	$57,218,423
Forward settle securities	56,769,011
Unamortized premium settled securities	2,984,485
Unamortized premium forward settle securities	1,635,966
Gross unrealized gains	383,724
Gross unrealized losses	(342,885)
Carrying value/estimated fair value	$118,648,724

As of March 31, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settled securities, of 104.03%, due to the average interest rates on these securities being higher than prevailing market rates. As of March 31, 2010 we had approximately $7.0 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. The table below includes $15.8 million of current carrying value of adjustable rate 37-60 months to reset of forward settle security sales which were settled in April 2010.

Adjustable Rate Securities

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	11.17%	7.3	$19,439,658	4.57%	$103.92	$20,202,643	$103.67	$20,153,538
19-36	1.13	29.0	1,945,399	5.17	102.55	1,994,986	104.77	2,038,138
37-60	46.99	55.3	81,327,867	4.56	103.71	84,347,347	104.21	84,749,203
61-80	17.37	64.0	30,059,610	4.79	103.94	31,245,203	104.22	31,327,076
Totals/Averages	76.66%	49.9	$132,772,534	4.62%	$103.78	$137,790,179	$104.14	$138,267,955

Fixed Rate Securities

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.92%	72.7	$1,540,539	6.18%	$107.15	$1,650,615	$107.86	$1,661,619
91-180	22.42	168.1	38,501,116	4.90	104.78	40,340,317	105.02	40,434,795
Totals/Averages	23.34%	164.4	$40,041,655	4.95%	$104.87	$41,990,932	$105.13	$42,096,414

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

All Securities

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$172,814,189	4.70%	$104.03	$179,781,111	$104.37	$180,364,369

(1)

The current face is the current monthly remaining dollar amount of principal of an Agency Security. We compute current face by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

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

As of December 31, 2009, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settles securities, of 104.07%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2009 we had approximately $4.6 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settled securities. All unsettled purchases of securities as of December 31, 2009 were settled in January and February 2010.

As of December 31, 2009, our investment portfolio of settled securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.48%	1.6	$5,568,961	2.79	$102.03	$5,681,963	$102.34	$5,699,059
19-36	2.65	30.4	1,512,149	5.38	102.60	1,551,508	105.27	1,591,791
37-60	39.12	54.5	22,268,269	5.50	105.18	23,421,507	105.64	23,523,759
61-80	17.95	66.4	10,214,641	5.43	105.61	10,787,220	105.64	10,790,323
Totals/Averages	69.20%	49.4	$39,564,020	5.11	$104.76	$41,442,198	$105.17	$41,604,932

Fixed Rate Settled Securities

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	2.89%	73.3	$1,628,086	6.18%	$107.11	$1,743,902	$106.87	$1,739,867
91-180	27.91	167.2	16,026,317	4.97	106.18	17,016,808	104.72	16,782,673
Totals/Averages	30.80%	158.4	$17,654,403	5.08%	$106.27	$18,760,710	$104.92	$18,522,540

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

All Settled Securities

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$57,218,423	5.10%	$105.23	$60,202,908	$105.10	$60,127,472

(1)

The current face is the current monthly remaining dollar amount of principal of an Agency Security. We compute current face by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

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

As of December 31, 2009, we had committed to purchase securities for settlements in January and February of 2010. The information below is accurate as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities are adjustable rate with a minimum expected months to reset of eleven months and a maximum expected months to reset of 71 months.

Adjustable Rate Forward Settle Securities

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	91.0%	59.0	$51,636,165	4.29%	$102.89	$53,126,166	$103.19	$53,282,749

Fixed Rate Forward Settled Securities

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	9.0%	163.0	$5,132,846	4.50%	$102.84	$5,278,811	$102.06	$5,238,503

All Forward Settle Securities

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$56,769,011	4.31%	$102.89	$58,404,977	$103.09	$58,521,252

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

All Settled and Forward Settle Securities

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$113,987,434	4.71%	$104.07	$118,607,885	$104.10	$118,648,724

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

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at March 31, 2010. The table below includes $15.8 million of current carrying value of Freddie Mac forward settle security sales.

Agency Securities	March 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$87,774,493	48.7%
Freddie Mac Certificates	78,809,270	43.7
Ginnie Mae	13,780,606	7.6

Total Securities	$180,364,369	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae	15,150,000	12.8

Total Securities	$118,648,724	100.0%

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

As of March 31, 2010 and December 31, 2009, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed interest rates for an average period of approximately 50 months and 49 months respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap, after the initial adjustment cap, on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

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

As of March 31, 2010 and December 31, 2009, we had entered into $60.0 million and $21.0 million (notional amount), respectively, of Eurodollar Future swap equivalents traded in 716 and 292 individual contract transactions, respectively. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and have limited counterparty risk because of the daily mark-to-market collateral requirements and the substantial credit support provided by the CME.

The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities, and these requirements may vary and change over time based on the market value, notional amount, and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.  We believe we are in compliance with all margin requirements under our Futures Contracts as of March 31, 2010 and December 31, 2009.  We had $0.7 million and $0.3 million of restricted cash related to margin posted for Futures Contracts as of March 31, 2010 and December 31, 2009, respectively.

The following table presents information about Eurodollar Futures Contracts as of March 31, 2010:

	Notional Amount	Value as of March 31, 2010	Weighted Average Rate
Eurodollar futures strips maturing 3/18/2012	$20,000,000	$(90,340)	1.17%
Eurodollar futures strips maturing 3/18/2013	21,000,000	(148,260)	1.81
Eurodollar futures strips maturing 3/18/2014	19,000,000	(307,962)	2.44
Totals	$60,000,000	$(546,562)	1.79%

The following table presents information about Eurodollar Futures Contracts as of December 31, 2009:

	Notional Amount	Value as of December 31, 2009	Weighted Average Rate
Eurodollar futures strips maturing 3/18/2012	$3,000,000	$3,875	1.35%
Eurodollar futures strips maturing 3/18/2013	5,000,000	6,625	2.01
Eurodollar futures strips maturing 3/18/2014	13,000,000	39,863	2.50
Totals	$21,000,000	$50,363	2.22%

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

Other Transactions - We may, but have not yet, entered into other forms of transactions which may include interest rate swaps, caps, floors, or other derivative transactions.

Note 6 —Repurchase Agreements

At March 31, 2010 and December 31, 2009, we had repurchase agreements in place in the amount of $168.5 million and $46.4 million, respectively, to finance Agency Security purchases.  For the period ended March 31, 2010 and the year ended December 31, 2009, the weighted average interest rate or cost of funds was 0.27% and 0.26%, respectively.  At March 31, 2010 and December 31, 2009 we had repurchase agreements outstanding with five and three counterparties, respectively, with a weighted average maturity of 44 days and 2 months, respectively.  The following tables represent the contractual repricing information regarding our repurchase agreements:

March 31, 2010	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$81,024,093	0.26%	$20,709	$81,044,802
30 days to 90 days	87,501,000	0.29	73,237	87,574,237
Total	$168,525,093	0.27%	$93,946	$168,619,039

December 31, 2009	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$14,696,602	0.27%	$2,898	$14,699,500
30 days to 90 days	31,692,000	0.25	2,201	31,694,201
Total	$46,388,602	0.26%	$5,099	$46,393,701

At March 31, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

MF Global	$66,434,000	$3,425,353	55	39.4%
Goldman Sachs	43,508,000	2,091,153	26	25.8
Nomura	26,340,093	1,199,539	26	15.7
South Street Securities	25,957,000	1,483,654	72	15.4
Jefferies	6,286,000	327,100	23	3.7
Total	$168,525,093	$8,526,799		100.0%

(1)   Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

At December 31, 2009, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

Goldman Sachs	$31,692,000	$1,683,203	81	68.3%
MF Global	10,730,188	385,340	22	23.1
South Street Securities	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)   Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of March 31, 2010 and December 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.2% and 5.4%, respectively.

Note 7 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 11 “Related Party Transactions,” we are party to a management agreement with ARRM. Pursuant to the management agreement, as amended, ARRM is entitled to receive a monthly management fee equal to 1/12th of 1% of  gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50 million, inclusive of gross merger equity. Thereafter, the management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1 billion and (b) 0.75% of gross equity raised in excess of $1 billion, with a monthly minimum based on 1/12th of $900,000.

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any significant leases for office, computer and other equipment or office furnishings.

Litigation

We are not party to any pending, threatened or contemplated litigation.

Note 8 – Share-Based Compensation

 2009 Stock Incentive Plan

In connection with the Merger Agreement with Enterprise, we  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of  ours, and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards”), and will be subject to a ceiling amount of shares available for issuance under the plan. On May 12, 2010, the Board allocated up to 250,000 shares available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

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

Awards Under the Plan

There have been no awards made under this plan.

Note 9 – Fair Value of Financial Instruments

We have established and documented processes for determining fair values.   The fair values of Agency Securities are generally determined by management by obtaining a valuation for each Agency Security from an independent pricing service. If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers. At March 31, 2010 and December 31, 2009, all of our Agency Security values were based solely on third-party sources.

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

a. Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on information provided by an independent pricing service.  If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. At March 31, 2010, approximately $154.0 million of our Agency Securities were valued using the independent pricing service and approximately $26.4 million were valued using valuations from dealers.

 b. Derivative Transactions - The fair value of our derivative transactions, Eurodollar Futures Contracts, is based on closing prices on the Chicago Mercantile Exchange.  Our Futures Contracts are classified as Level 1 fair values.

The following table presents our financial instruments measured at fair value as of March 31, 2010. The table below includes $15.8 million of current carrying value of forward settle security sales.

	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency Securities available for sale	$-	$180,364,369	$-	$180,364,369
Liabilities carried at fair value:
Interest rate contracts	$546,562	$-	$-	$546,562

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

The following table presents our financial instruments measured at fair value as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency Securities available for sale	$-	$118,648,724	$-	$118,648,724
Interest rate contracts	50,363	-	-	50,363
Total	$50,363	$118,648,724	$-	$118,699,087

Note 10 – Income Taxes

We plan to elect to be taxed as a REIT as of the year taxable ended December 31, 2009 and thereafter upon filing our federal income tax return for that year and intend to comply with the provisions of the Code regarding U.S. federal income taxes with respect thereto in future periods.  We will not generally be subjected to federal income tax as long as all taxable income and gain and certain asset, income and stock ownership tests are met. We have also plan to elect to treat Enterprise as a Taxable REIT Subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. We have recognized refundable income taxes of $0.4 million as of March 31, 2010 and December 31, 2009 related to the carry back of net operating losses incurred by Enterprise in 2009 to prior years in which Enterprise reported taxable income. Income tax expense for the three months ended March 31, 2010 consists of income taxes incurred because of undistributed REIT taxable income for the year ending December 31, 2009.

The Company’s provision for income taxes consists of:

Three Months Ended March 31, 2009
Current:
Federal	$(114,000)
State	-
Total current	(114,000)
Deferred	-
Benefit for income taxes	$(114,000)

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

Three Months Ended March 31, 2009
Computed expected tax rate	(35.0)%
State income tax, net of federal benefit	(3.6)
Change in valuation allowance	(79.6)
Effective tax rate	(118.2)%

We recorded a deferred income tax asset of $0.9 million at March 31, 2009 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of our operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it was not more likely than not that the benefit would be realized.

During the quarter ended March 31, 2009, costs of approximately $1.7 million related to an acquisition became deductible for tax purposes because the transaction to which such costs relate was terminated.

Note 11 —Related Party Transactions

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – March 31, 2010

(Unaudited)

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

In return for these services, we paid $0.06 million of management fees to ARRM, and did not reimburse any expenses incurred by ARRM on our behalf for the quarter ended March 31, 2010.

Pre consummation of the Merger Agreement

Enterprise agreed to pay $7,500 per month for office space and general and administrative services.  The office space was leased from Bell & Staton, Inc., an affiliate of our officers and directors.   For the quarter ended March 31, 2009 Enterprise paid $0.02 million of expense related to this agreement.

Note 12 – Subsequent Events

On April 29, 2010, we paid a first quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate,  to holders of record on March 15, 2010.

Item 2.

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

(6)

changes in interest rates, interest rate spreads, and the yield curve or prepayment rates;

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

Overview

We are an externally-managed Maryland corporation organized in 2008, managed by ARMOUR Residential Management LLC, a Delaware limited liability company, or ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities issued or guaranteed by a U.S. Government-chartered entity, such as the Federal National Mortgage Association (more commonly known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac), or guaranteed by the Government National Mortgage Administration, a U.S. Government corporation (more commonly known as Ginnie Mae), which we refer to collectively as Agency Securities.  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities, which we refer to as Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust, or REIT.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and plan to elect to be taxed as a REIT under the Internal Revenue Code, or the Code. We generally will not be subject to federal income tax to the extent that we currently distribute our net income to our stockholders and qualify as a REIT.  Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively mitigate interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

Our Manager

We are managed by ARRM pursuant to a management agreement between us and ARRM.  As an externally-managed company, we depend on the diligence, experience and skill of ARRM for the selection, acquisition, structuring, hedging and monitoring of our Agency Securities and associated borrowings.  Pursuant to the management agreement, ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity (including initial gross merger equity as well as any future equity raised), as measured as of the date of determination, regardless of our performance.  The management agreement became effective on November 6, 2009 and has an initial term of 5 years; following the initial term, the management agreement automatically renews for successive 1-year renewal terms unless we or ARRM give notice to the respective other of its intent not to renew the agreement 180 days prior to the expiration of the initial term or any renewal term, as applicable.  On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12th of 1% of  gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50.0 million or greater, inclusive of gross merger equity.

Enterprise Acquisition Corp. (prior to November 6, 2009)

Enterprise Acquisition Corp. was a Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

On July 29, 2009, Enterprise entered into an Agreement and Plan of Merger, with ARMOUR and ARMOUR Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR, which we refer to as Merger Sub Corp.  The Merger Agreement provided for two primary transactions: (i) the merger of Merger Sub Corp. with and into Enterprise with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR, and (ii) ARMOUR becoming the new publicly-traded corporation of which the holders of Enterprise securities will be security holders.

Business Combination with Enterprise Acquisition Corp.

On November 5, 2009, the stockholders of Enterprise Acquisition Corp. approved certain proposals to: (i) amend Enterprise's amended and restated certificate of incorporation to allow for a business combination with ARMOUR, and (ii) adopt the Merger Agreement and approve the merger of Merger Sub Corp. with and into Enterprise, which we refer to as the Business Combination.

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

In addition, in connection with the closing of the business combination, Enterprise and ARMOUR entered into a supplement and amendment to the agreement that governs the warrants, the terms of which, among other things, (i) increased the exercise price of the warrants from $7.50 per share to $11.00 per share, (ii) extended the expiration date of the warrants from November 7, 2012 to November 7, 2013 and (iii) limited a holder’s ability to exercise warrants to ensure that such holder’s Beneficial Ownership or Constructive Ownership (each term as defined in our charter) do not exceed the restrictions contained in the charter limiting the ownership of shares of our common stock.

ARMOUR and Enterprise were formed for two very different businesses purposes. ARMOUR was formed to invest in Agency Securities only and is a REIT which uses borrowings to fund its purchase of Agency Securities. Enterprise was formed solely for the purpose of merging with another business enterprise. Enterprise was a “Special Purpose Acquisition Corporation,” more commonly referred to as a “SPAC.” Prior to merging with ARMOUR, the management of Enterprise spent the majority of their efforts finding suitable candidates with which to merge. Enterprise invested in short-term U.S. government bonds. They did this to protect the value of the cash in the trust until a merger could be consummated.  Enterprise did not use leverage. Because these two business models are quite different, the financial reports filed by Enterprise on Forms 10-K and Forms 10-Q, cannot be compared substantively with those filed by ARMOUR.

As of March 31, 2010, our Agency Security portfolio, both trades that have settled and forward settling trades that we have committed to settle, consisted of approximately $180.4 million, in market value, of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and 15 years.

The following table represents key data regarding our company since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Equity	Shares Outstanding	Book Value Per Share	Quarterly Diluted Earnings Per Share
March 31, 2010	$180,364,369	$168,525,093	$21,417,725	2,304,054	$9.30	$0.13
December 31, 2009	$118,648,724	$46,388,602	$21,491,096	2,304,054	$9.33	$(0.08)

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

Prepayments on Agency Securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic, geographic, policy decisions by Fannie Mae, Freddie Mac and Ginnie Mae as well as other factors beyond our control. Consequently prepayment rates cannot be predicted with certainty. To the extent we have acquired Agency Securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our Agency Securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. The recent climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

While we intend to use strategies to mitigate some of our interest rate risk, we do not intend to mitigate all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our portfolio.

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

For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past three years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including Agency Securities and other high-quality Residential Mortgage Backed Securities (“RMBS”). As a result, values for RMBS, including some Agency Securities, have been negatively impacted. Further increased volatility and deterioration in the broader RMBS markets may adversely affect the performance and market value of the Agency Securities in which we invest. In addition, we rely on the availability of financing to acquire Agency Securities on a leveraged basis. As values for certain types of Agency Securities declined many lenders in the Agency Securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and Agency Securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. If these market conditions become more difficult, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

Developments at Fannie Mae and Freddie Mac

Payments on the Agency Securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying Agency Securities, Agency Securities historically have had high stability in value and been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. government due to the significant weakness of their financial condition. The turmoil in the residential mortgage sector and concern over the future role of Fannie Mae and Freddie Mac have generally increased credit spreads and decreased price stability of Agency Securities. It is unclear how and when Fannie Mae and Freddie Mac may be restructured by the Federal Government and the impact that may have on our existing portfolio and continuing investment strategy.

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

In addition, the U.S. Federal Reserve initiated a program in 2008 to purchase $200.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.3 trillion in Agency Securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally.

The purchase program was completed on March 31, 2010. It is unclear the degree to which the completion of this program and withdrawal of substantial demand for Agency Securities by the Federal Reserve will affect the price and liquidity of Agency Securities. We are unable to predict whether or when the US Treasury or the Federal Reserve will make further interventions in the Agency Securities markets, or what impact, if any; such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition. It is unclear the timing or manner in which the Federal Reserve might dispose of the Agency Securities it has acquired and, consequently, any impact on the Agency Securities market and the Agency Securities we hold.

In February of 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. This action temporarily decreased the value of these securities until complete details of the programs and the timing were announced, and have or will reduce the yield and our book value in the months of repayment. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent.

These actions by Fannie Mae, Freddie Mac, the US Treasury, Federal Reserve and Congress could decrease our income and book value. We cannot predict whether or when new actions may occur, the timing and place of current actions already implemented, or what impact if any, such actions, or future actions could have on our business, results of operations and financial condition.

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

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds Rate. Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target Federal Funds Rate. The difference between 30-day LIBOR and the Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. Towards the end of the third quarter of 2008 this difference increased to historically high levels. Although this difference had returned to more normal levels by the end of December 2008, the volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows 30-day LIBOR as compared to the Federal Funds rate at each period end:

	30-Day LIBOR	Federal Funds
March 31, 2010	0.25%	0.09%
December 31, 2009	0.23%	0.05%

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also to consider the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, and our hedging strategy. We expect that prepayment rates will be elevated over the next several months as Fannie Mae repurchases its120 day or more delinquent loans.  Over the longer term, prepayment rates will likely be higher than recent history due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.  The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for 2009 for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate	Average Principal Repayment Rate Annualized
March 31, 2010	14.5%	14.5%
December 31, 2009	8.6%	8.6%

Book Value per Share

As of March 31, 2010, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $9.30, a decrease of $0.03 from $9.33 at December 31, 2010. U.S. Government actions, particularly the large-scale purchasing of Agency Securities, the availability of historically low funding rates to fund asset purchases and decreasing turmoil in the financial markets increased values on our securities modestly between our commencement of operations and December 31, 2009. Our interest rate contracts, which consist of using Eurodollar futures to replicate a pay fixed and receive floating swap format, act to fix the borrowing cost on a portion of our financing and generally help to mitigate some of the change in our book value. Generally, the value of our interest rate contracts move in the opposite direction of the value of our Agency Securities. During the first quarter of 2010, our Eurodollar futures positions declined by $0.6 million and our Agency Securities increased by $0.6 million in value.

Investments

Agency Securities

As of March 31, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settles securities, of 104.03%, due to the average interest rates on these securities being higher than prevailing market rates. As of March 31, 2010 we had approximately $7.0 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settled securities. The table below includes $15.8 million of current carrying value of forward settle security sales.

Adjustable Rate Securities

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	11.17%	7.3	$19,439,658	4.57%	$103.92	$20,202,643	$103.67	$20,153,538
19-36	1.13	29.0	1,945,399	5.17	102.55	1,994,986	104.77	2,038,138
37-60	46.99	55.3	81,327,867	4.56	103.71	84,347,347	104.21	84,749,203
61-80	17.37	64.0	30,059,610	4.79	103.94	31,245,203	104.22	31,327,076
Totals/Averages	76.66%	49.9	$132,772,534	4.62%	$103.78	$137,790,179	$104.14	$138,267,955

Fixed Rate Securities

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.92%	72.7	$1,540,539	6.18%	$107.15	$1,650,615	$107.86	$1,661,619
91-180	22.42	168.1	38,501,116	4.90	104.78	40,340,317	105.02	40,434,795
Totals/Averages	23.34%	164.4	$40,041,655	4.95%	$104.87	$41,990,932	$105.13	$42,096,414

All Securities

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$172,814,189	4.70%	$104.03	$179,781,111	$104.37	$180,364,369

(1)

The current face is the current monthly remaining dollar amount of principal of an Agency Security. We compute current face by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

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

As of December 31, 2009, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settles securities, of 104.07%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2009 we had approximately $4.6 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. All unsettled purchases of securities as of December 31, 2009 were settled in January and February 2010. As of December 31, 2009, our investment portfolio of settled securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.48%	1.6	$5,568,961	2.79	$102.03	$5,681,963	$102.34	$5,699,059
19-36	2.65	30.4	1,512,149	5.38	102.60	1,551,508	105.27	1,591,791
37-60	39.12	54.5	22,268,269	5.50	105.18	23,421,507	105.64	23,523,759
61-80	17.95	66.4	10,214,641	5.43	105.61	10,787,220	105.64	10,790,323
Totals/Averages	69.20%	49.4	$39,564,020	5.11	$104.76	$41,442,198	$105.17	$41,604,932

Fixed Rate Settled Securities

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	2.89%	73.3	$1,628,086	6.18%	$107.11	$1,743,902	$106.87	$1,739,867
91-180	27.91	167.2	16,026,317	4.97	106.18	17,016,808	104.72	16,782,673
Totals/Averages	30.80%	158.4	$17,654,403	5.08%	$106.27	$18,760,710	$104.92	$18,522,540

All Settled Securities

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$57,218,423	5.10%	$105.23	$60,202,908	$105.10	$60,127,472

As of December 31, 2009, we had committed to purchase securities for settlements in January and February of 2010. The information below is accurate as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities are adjustable rate with a minimum expected months to reset of eleven months and a maximum expected months to reset of 71 months.

Adjustable Rate Forward Settle Securities

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	91.0%	59.0	$51,636,165	4.29%	$102.89	$53,126,166	$103.19	$53,282,749

Fixed Rate Forward Settled Securities

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	9.0%	163.0	$5,132,846	4.50%	$102.84	$5,278,811	$102.06	$5,238,503

All Forward Settle Securities

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$56,769,011	4.31%	$102.89	$58,404,977	$103.09	$58,521,252

All Settled and Forward Settle Securities

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.00%	$113,987,434	4.71%	$104.07	$118,607,885	$104.10	$118,648,724

(1)

The current face is the current monthly remaining dollar amount of principal of an Agency Security. We compute current face by multiplying the original face value of the security by the current principal balance factor. The current principal balance factor is a fraction, where the numerator is the current outstanding balance and the denominator is the original principal balance.

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

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at March 31, 2020. The table below includes $15.8 million of current carrying value of forward settle security sales.

Agency Securities	March 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$87,774,493	48.7%
Freddie Mac Certificates	78,809,270	43.7
Ginnie Mae	13,780,606	7.6
Total Securities	$180,364,369	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae	15,150,000	12.8

Total Securities	$118,648,724	100.0%

As of March 31, 2010 and December 31, 2009, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed interest rates for an average period of approximately 50 and 49 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap, after the initial adjustment cap, on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to LIBOR. We had established borrowing relationships with several investment banking firms and other lenders, five of which we had done repurchase trades with as of March 31, 2010 and three of which we had done repurchases trades with as of December 31, 2009. We had outstanding balances under our repurchase agreements at March 31, 2010 and December 31, 2009 of $168.5 million and $46.4 million, respectively.

Derivative Instruments

We generally intend to mitigate as much of our interest rate risk as our manager deems prudent in light of market conditions and the associated costs. No assurance can be given that our interest rate contracts will have the desired beneficial impact on our results of operations or financial condition. We do not qualify for, and have not elected hedge accounting treatment under the authoritative guidance. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to mitigate.

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

•

available interest rate contracts may not correspond directly with the interest rate risk for which protection is sought;

•

the duration of the interest rate contracts may not match the duration of the related liability;

•

the party owing money on the interest rate contracts may default on its obligation to pay;

•

the credit quality of the party owing money on the interest rate contracts may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of interest rate contracts may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our net income.

As of March 31, 2010 and December 31, 2009 we had entered into $60.0 million and $21.0 million, respectively, Eurodollar Futures swap equivalents traded in 716 and 292 individual contract transactions, respectively, designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins.  Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.  Eurodollar Futures are traded on the Chicago Mercantile Exchange (CME) and have limited counterparty risk because of daily mark-to-market and collateral requirements.  In addition, substantial credit support for the futures contracts is provided by the CME.

Results of Operations

We commenced our operations in November 2009 upon completion of the merger with Enterprise Acquisition Corp. Under our investment strategy, it requires a period of time to deploy investment capital. Consequently, comparison of quarter over quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

Three Months ended March 31, 2010 and March 31, 2009

Our primary source of income is the interest income we earn on our investment portfolio. Our net income attributable to stockholders for the quarter ended March 31, 2010 was $0.3 million, or $0.13 per weighted average share. This was a significant increase from the quarter ended March 31, 2009 of net loss of $9,000 or $0.00 per weighted average share. The main drivers of the difference were the implementation of ARMOUR’s investment strategy and the expenses related to the merger of Enterprise and ARMOUR.

Our net interest income for the quarter ended March 31, 2010 was $1.0 million compared to $0.1 million for the quarter ended March 31, 2009. As of March 31, 2010, our Agency Securities portfolio consisted of $180.4 million of securities, including $15.8 million of current carrying value of forward settle security sales. Our securities had an average yield of 3.06% and a cost of funds (including the effect of derivative instruments) of 0.38%. This resulted in a net interest margin (or spread) of 2.68% for the quarter ended March 31, 2010. The average yield of 3.06% and the net interest margin were significantly higher than the quarter ended March 31, 2009 because we implemented our investment strategy in Agency Securities on a leveraged basis. The average cost of funds incorporates repurchase placement fees as well as certain losses on derivative instruments expenses incurred during the quarter ended March 31, 2010. The weighted average repurchase rate alone, excluding fees and interest rate risk mitigation was 27.4 basis points. For the quarter ended March 31, 2009 our investments were short term government bonds and had a yield of 0.06%.  We had no borrowings and no hedging costs. As a result, our net interest margin equaled our yield of 0.06%.

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended March 31, 2010 was 14.5% on a Constant Prepayment Basis (CPR). Our portfolio was not fully invested until January 26, 2010, so this represents less than a full quarter of prepayment reports on the entire invested portfolio.  We did not own Agency Securities as of the quarter ended March 31, 2009.  Our prepayment rates were significantly faster in March at 20.7% CPR versus 10.0% CPR in February principally due to Freddie Mac’s repurchase of all 120 day or more delinquent loans from its pools.  We expect that prepayment rates will be elevated over the next several months as Fannie Mae repurchases its120 day or more delinquent loans.  Over the longer term, prepayment rates will likely be higher than recent history due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

As of March 31, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settles securities, of 104.03%, due to the average interest rates on these securities being higher than prevailing market rates.

The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. LIBOR was 0.25% at March 31, 2010. During the quarter ended March 31, 2010, we realized expense related to our interest rate contracts of $6,654, as compared to no expense for the quarter ended March 31, 2009. We increased our total Eurodollar future swap equivalent notional amount from no amount during the quarter ended March 31, 2009 to $60.0 million at March 31, 2010 with a weighted average swap equivalent average rate of 1.79% and weighted average term of 35 months.

Our total operating expenses for the quarter ended March 31, 2010 were $0.3 million as compared to $0.2 million for the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments, and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations, and pay dividends. During the first quarter of 2010, we purchased for settlement in the first quarter, $7.7 million of Agency Securities using proceeds from the merger transaction, repurchase agreements and cash. During the first quarter 2010, we received cash of $6.6 million from prepayments and scheduled amortization on our investment securities. We had a net cash increase from our repurchase agreements of $45.9 million. We made cash interest payments of approximately $88,000 on our borrowings in the first quarter as well. Part of funding our operations includes providing cash margin to offset liability balances on our interest rate contracts. This required $0.7 million of cash to be placed in a restricted account with our counterparty as of the end of the first quarter 2010. As the long term outlook for rates increases, and as time passes, we expect to receive this cash back.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have Master Repurchase Agreements, which are uncommitted repurchase facilities with eight lending counterparties to finance this portfolio, subject to certain conditions, and have borrowings outstanding with five of these counterparties.

On April 29, 2010, we paid a first quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate,  to holders of record on March 15, 2010.

Our board of directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our board of directors declares a dividend.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize or avoid corporate income tax and the nondeductible excise tax. However, REIT taxable income is calculated according to the requirements of the Internal Revenue Code rather than GAAP which can cause differences between GAAP income reported by the Company and taxable income calculated to determine distribution requirements to stockholders. These differences are primarily due to non-taxable unrealized changes in the value of our interest rate contracts. These differences may be large and can be either positive or negative variances from GAAP income. In addition, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to avoid corporate income tax and the nondeductible excise tax.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2010 and December 31, 2009, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of March 31, 2010:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
MF Global	$66,434,000	$3,425,353	55	39.4%
Goldman Sachs	43,508,000	2,091,153	26	25.8
Nomura	26,340,093	1,199,539	26	15.6
South Street Securities	25,957,000	1,483,654	72	15.4
Jefferies	6,286,000	327,100	23	3.8
Total	$168,525,093	$8,526,799		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2009:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman Sachs	$31,692,000	$1,683,203	81	68.3%
MF Global	10,730,188	385,340	22	23.1
South Street Securities	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of March 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.2% (weighted by borrowing amount). As of December 31, 2009, the weighted average margin requirement, under all our repurchase agreements was approximately 5.4%. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

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

Effects of Margin Requirements, Leverage and Credit Spreads

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

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for Agency Securities, we may experience margin calls monthly or more frequently. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness.

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

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our common equity, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to shareholders and general corporate expenses.

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and/or equity capital. We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At March 31, 2010 and December 31, 2009, our total borrowings were approximately $168.5 million and $46.4 million (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.9:1 and 2.16:1, respectively. The March 31, 2010 leverage ratio was approximately our target level of leverage in current market conditions.

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to those policies during 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate, Cap, and Mismatch Risk

We invest in adjustable rate, hybrid and fixed rate Agency Securities. Hybrid mortgages are adjustable rate mortgages (“ARMs”) that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

We fund the purchase of a substantial portion of our ARM-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock. Most of our adjustable rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2010 and December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of March 31, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(12.96)%	(1.79)%
0.50%	(5.81)%	(0.79)%
(0.50)%	(0.36)%	0.38%
(1.00)%	(4.34)%	0.28%

As of December 31, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(6.09)%	(1.12)%
0.50%	(2.73)%	(0.55)%
(0.50)%	(1.12)%	0.78%
(1.00)%	(3.89)%	0.99%

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our interest rate contracts, should interest rates immediately change. Given the low level of interest rates at March 31, 2010 and December 31, 2009, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity Agency Securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable rate Agency Securities. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from Agency Securities.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our co-chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.  Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II. Other Information

Item 1.   Legal Proceedings

Our company and our manager are not currently subject to any material legal proceedings.

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 29, 2010 with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010	ARMOUR RESIDENTIAL REIT, INC.
/s/ Scott J. Ulm
Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Vice Chairman (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Article of Incorporation.*
3.2	Amended Bylaws.**
4.1

Warrant Agreement between Continental Stock Transfer & Trust Company and Enterprise Acquisition Corp. (incorporated by reference to Enterprise Acquisition Corp.'s Current Report on Form 8-K filed with the SEC on July 29, 2009)

4.2	Amendment to Warrant Agreement dated November 5, 2009 (incorporated by reference to Exhibit 4.4 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009)
4.3	Specimen Common Stock Certificate of ARMOUR (incorporated by reference to Amendment No. 4 to Registration Statement on Form S-4 filed with the SEC on October 13, 2009)
4.4	Specimen Warrant Certificate of ARMOUR (incorporated by reference to Amendment No. 4 to Registration Statement on Form S-4 filed with the SEC on October 13, 2009)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)***
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)***
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350***

*     Incorporated by reference to Exhibit 3.4 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

**   Incorporated by reference to Exhibit 3.5 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

*** Filed herewith