Form 10-Q
period 2010-06-30
Armour Residential REIT, Inc.
filed 2010-08-05
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Quarter Ended June 30, 2010

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

(772) 617-4340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.001 par value Warrants to Purchase Common Stock	NYSE Amex LLC NYSE Amex LLC

Securities registered pursuant to Section 12(b) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ¨    NO  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant’s common stock as of August 5, 2010 was 7,414,054.

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

PART I. Financial Information

Item 1. Financial Statements

Assets	(Unaudited) June 30, 2010	December 31, 2009
Cash	$21,887,268	$6,653,331
Restricted cash	3,860,176	299,280
Agency securities available for sale, at fair value (including pledged assets of $353,362,132 and $48,886,278)	477,579,500	118,648,724
Principal payments receivable	1,778,381	73,705
Accrued interest receivable	1,548,678	412,114
Interest rate contracts, at fair value	-	50,363
Prepaid and other assets	114,802	162,366
Refundable income taxes	393,725	393,725
Total Assets	$507,162,530	$126,693,608

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$334,703,323	$46,388,602
Payable for unsettled securities	114,870,537	58,559,479
Interest rate contracts, at fair value	2,003,086	-
Accounts payable and accrued expenses	237,107	76,493
Dividends payable	1,029,113	177,938
Total Liabilities	452,843,166	105,202,512

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,7,414,054 and 2,304,054 shares issued and outstanding at June 30, 2010 and December 31, 2009	7,414	2,304
Additional paid-in capital	54,765,390	22,645,127
Accumulated deficit	(3,435,350)	(1,197,174)
Accumulated other comprehensive income	2,981,910	40,839
Total Stockholders’ Equity	54,319,364	21,491,096
Total Liabilities and Stockholders’ Equity	$507,162,530	$126,693,608

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Revenues:
Interest income, net of amortization of premium	$1,415,686	$96,365	2,523,761	$241,761
Interest expense	(173,082)	-	(293,728)	-
Net interest income	1,242,604	96,365	2,230,033	241,761
Change in fair value of interest rate contracts	(1,456,525)	-	(2,053,450)	-
Net interest (expense) income after change in fair value adjustments	(213,921)	96,365	176,583	241,761
Realized gain (loss) on interest rate contracts	6,611	-	(43)	-
Realized gain on sale of agency securities	-	-	208,094	-
Total net revenues	(207,310)	96,365	384,634	241,761
Expenses:
Professional fees	80,982	-	227,012	-
Insurance	51,107	-	103,020	-
Management fee	85,398	-	142,996	-
Formation,operating and other costs	275,546	720,821	304,139	962,655
Total expenses	493,033	720,821	777,167	962,655
Net (loss) before taxes	(700,343)	(624,456)	(392,533)	(720,894)
Income tax (expense) benefit	-	132,700	(2,400)	246,700
Net loss	(700,343)	(491,756)	(394,933)	(474,194)
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $10,094 and $42,268)	-	(18,019)	-	(45,228)
Net (loss) attributable to common stock not subject to possible conversion	$-	$(509,775)	$-	$(519,422)
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	-	7,499,999	-	7,499,999
Income per share amount (basic and diluted)	$-	$-	$-	$0.01
Weighted average shares outstanding not subject to conversion:
Basic and diluted	3,146,362	23,750,001	2,727,535	23,750,001
Pro forma diluted	3,146,362	23,750,001	2,727,535	23,750,001
Net loss per common share
Basic and diluted	$(0.22)	$(0.02)	$(0.14)	$(0.02)
Pro forma diluted	$(0.22)	$(0.02)	$(0.14)	$(0.02)
Dividends per share	$0.40	$-	$0.80	$-

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2009	2,304,054	$2,304*	$22,645,127*	$(1,197,174)	$40,839		$21,491,096
Dividends declared	-	-	-	(1,843,243)	-	-	(1,843,243)
Sale of 5,110,000 shares, net of underwriters’ discount and offering expenses	5,110,000	5,110	32,120,263	-	-	-	32,125,373
Net loss	-	-	-	(394,933)	-	(394,933)	(394,933)
Net change in unrealized gain(loss) on investment in available for sale securities	-	-	-	-	2,941,071	2,941,071	2,941,071
Comprehensive income	-	-	-	-	-	$2,546,138
Balance, June 30, 2010	7,414,054	$7,414	$54,765,390	$(3,435,350)	$2,981,910		$54,319,364

*   These amounts have been reclassified to properly reflect the par value of the shares issued.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash Flows From Operating Activities:
Net loss	$(394,933)	$(474,194)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	1,376,198	-
Unrealized loss on interest rate contracts	2,053,449	-
Gain on sale of Agency Securities	(208,094)	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(1,136,564)	-
Decrease (increase) in prepaid income taxes and other assets	47,564	(264,957)
Increase in accrued interest payable and accrued expenses	160,613	478,282
Net cash provided by (used in) operating activities	1,898,233	(260,869)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(418,550,949)	-
Principal repayments of Agency Securities	27,318,471	-
Proceeds from sales of Agency Securities	31,531,266	-
Unsettled security purchases	57,149,785	-
Investment income in trust account, net of expenses and taxes	-	317,990
Net cash (used in) provided by investing activities	(302,551,427)	317,990
Cash Flows From Financing Activities:
Increase in restricted cash	(3,560,896)	-
Proceeds from repurchase agreements	891,030,868	-
Principal repayments on repurchase agreements	(602,716,146)	-
Sale of common stock, net of expenses	32,125,373	-
Dividends paid	(992,068)	-
Net cash provided by financing activities	315,887,131	-
Increase in Cash	15,233,937	57,121
Cash – Beginning	6,653,331	2,086
Cash – End	$21,887,268	$59,207
Supplemental Disclosure:
Cash paid during the period for interest	$200,223	$-
Non-Cash Financing Activities
Dividends declared, to be paid in subsequent period	$921,622	$-

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

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

We are an externally-managed Maryland corporation organized in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities issued or guaranteed by a U.S. Government-chartered entity, such as the Federal National Mortgage Association (more commonly known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac), or guaranteed by the Government National Mortgage Administration, a U.S. Government corporation (more commonly known as Ginnie Mae) (collectively, "Agency Securities").  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

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

At the closing of the merger with Enterprise, Enterprise had $249.5 million in cash and returned $226.5 million to stockholders who elected to exercise their conversion rights into a pro rata portion of the trust account. In the second quarter of 2010, the company recorded a charge to operations for a payment to a related party related to a contingent obligation of the merger agreement that came due as the result of the subsequent equity capital raise.

In connection with the consummation of the Merger Agreement, the following transactions took place:

•

The outstanding common stock and warrants of Enterprise were converted into like securities of ARMOUR,

•

The holders of Enterprise common stock and warrants became holders of the securities of ARMOUR after the merger in the same proportion as their current holdings, except as increased by:

o

The cancellation immediately prior to the record date for a distribution to the holders of Enterprise common stock of 6.2 million shares of common stock of Enterprise acquired immediately prior to the Offering, and

o

The conversion of shares of common stock sold in the Offering by any holder thereof exercising its conversion rights.

Note 2  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the inherent volatility of the securities markets and interest rate environment operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of Agency Securities and interest rate contracts.

Cash

Cash includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at time of purchase. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The carrying amount of cash is deemed to be its fair value.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

Restricted Cash

Restricted cash at June 30, 2010, includes approximately $3.9 million held by counterparties as collateral for interest rate contracts.

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

We may recognize impairments in our investment portfolio which, among other things, requires: the determination as to when an investment is considered impaired; whether that impairment is other than temporary; the measurement of an impairment loss; accounting considerations subsequent to the recognition of an other than temporary impairment; and certain disclosures about unrealized losses that have not been recognized as other than temporary impairments.

We assess our investment portfolio for other than temporary impairment on a quarterly basis, or more frequently if conditions merit.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other than temporary.”

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

Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. We do not designate our interest rate risk mitigation activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both hedging transactions and repurchase agreements.   Operational issues and credit market volatility make such matching impractical for us.  Since we will not qualify for hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the interest rate risk mitigation instruments may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period, or ever. Consequently, any declines in the hedged interest rates would result in a charge to earnings. We will continue to designate interest rate risk mitigation activities as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board or a committee thereof.

Common Stock and Warrants

We have 7,414,054 shares of common stock issued and outstanding, and have authorized 250,000,000 shares of common stock, par value $0.001.  At June 30, 2010, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

(Loss) per Common Share

Basic loss per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued in the offering and sponsor warrants were contingently exercisable upon consummation of a business combination. The basic and pro forma diluted loss per common share for the three and six months ended June 30, 2010 and June 30, 2009 does not include 32,500,000 warrants as the effect of including such warrants would be anti-dilutive. Pro forma diluted loss per share would reflect the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

Our consolidated statements of operations for the three and six months ended June 30, 2009 includes a presentation of earnings per share for common stock subject to possible conversion for prior periods in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion (18,019 and 45,228 for the three and six months ended June 30, 2009) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro forma diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity.  Other comprehensive income arises primarily from changes in unrealized gains or losses generated from changes in market values of our Agency Securities held as available for sale.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings.

Note 3 —Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of this standard are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010. We adopted the guidance related to Level 1 and Level 2 disclosures and the adoption did not have a material effect on the our financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

Note 4 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. Management generally determines the fair values of Agency Securities by obtaining a valuation for each Agency Security from an independent pricing service. If the fair value of a security is not available from the independent pricing service or such data appears unreliable, we obtain quotes from up to three dealers. At June 30, 2010 and December 31, 2009, all of our Agency Security values were based solely on third-party sources.

As of June 30, 2010, we had the following securities in an unrealized loss and/or a gain position as presented below. The table below includes $114.8 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain/(Loss)
Fannie Mae Certificates	$265,364,437	$267,130,283	$(345,385)	$2,111,231	$1,765,846
Freddie Mac Certificates	151,378,577	152,609,040	(116,794)	1,347,258	1,230,463
Ginnie Mae Certificates	57,854,576	57,840,177	(270,342)	255,943	(14,399)
Total Agency Securities	$474,597,590	$477,579,500	$(732,521)	$3,714,432	$2,981,910

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

The components of the carrying value of available for sale Agency Securities at June 30, 2010 are presented below.

June 30, 2010
Principal balance settled securities	$345,342,751
Principal balance forward settle securities	109,471,211
Unamortized premium settled securities	14,499,759
Unamortized premium forward settle securities	5,283,868
Gross unrealized gains	3,714,432
Gross unrealized losses	(732,521)
Carrying value/estimated fair value	$477,579,500

The components of the carrying value of available for sale Agency Securities at December 31, 2009 are presented below.

December 31, 2009
Principal balance settled securities	$57,218,423
Principal balance forward settle securities	56,769,011
Unamortized premium settled securities	2,984,485
Unamortized premium forward settle securities	1,635,966
Gross unrealized gains	383,724
Gross unrealized losses	(342,885)
Carrying value/estimated fair value	$118,648,724

As of June 30, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settled securities, of 104.35%, due to the average interest rates on these securities being higher than prevailing market rates. As of June 30, 2010 we had approximately $19.8 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of June 30, 2010 our investment portfolio of settled securities consisted of Agency Securities as follows.

Adjustable Rate Settled Securities as of June 30, 2010

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.3%	5.65	$32,383,725	3.89%	$104.39	$33,805,567	$104.23	$33,753,488
19-36	5.6	31.47	19,547,327	4.17	103.53	20,237,684	104.49	20,425,023
37-60	40.0	54.86	138,320,444	4.66	103.75	143,508,986	104.82	144,982,995
61-84	23.7	79.55	82,141,055	4.16	104.11	85,516,973	104.50	85,837,056
Totals/Averages	78.6%	54.78	$272,392,551	4.39%	$103.92	$283,069,210	$104.63	$284,998,562

Fixed Rate Settled Securities as of June 30, 2010

Weighted Average Months to Maturity	Percentage of Portfolio		Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.4%		66.68	$1,358,806	6.17%	$107.16	$1,456,121	$108.18	$1,470,016
91-180	21.0	0	167.61	71,591,394	4.90	105.20	75,317,179	106.52	76,261,798
Totals/Averages	21.4	2%	165.70	$72,950,200	4.92%	$105.24	$76,773,300	$106.55	$77,731,814

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

All Settled Securities as of June 30, 2010

	Percentage Of Settled Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$345,342,751	4.50%	$104.20	$359,842,510	$105.03	$362,730,376

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

As of June 30, 2010, we had committed to purchase securities for settlements in July. The information below is current as of June 30, 2010, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Adjustable Rate Forward Settle Securities as of June 30, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	68.1%	55.60	$75,030,015	4.39%	$104.00	$78,030,975	$104.24	$78,209,689

Fixed Rate Forward Settled Securities as of June 30, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	31.9%	173.7	$34,441,196	4.87%	$106.63	$36,725,200	$106.38	$36,639,435

All Forward Settle Securities as of June 30, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$109,471,211	4.54%	$104.83	$114,756,175	$104.91	$114,849,124

All Settled and Forward Settle Securities as of June 30, 2010

	Percentage Of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$454,813,962	4.51%	$104.35	$474,598,685	$105.01	$477,579,500

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

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

As of December 31, 2009, our investment portfolio of settled securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities as of December 31, 2009

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.5%	1.6	$5,568,961	2.79%	$102.03	$5,681,963	$102.34	$5,699,059
19-36	2.7	30.4	1,512,149	5.38	102.60	1,551,508	105.27	1,591,791
37-60	39.1	54.5	22,268,269	5.50	105.18	23,421,507	105.64	23,523,759
61-80	17.9	66.4	10,214,641	5.43	105.61	10,787,220	105.64	10,790,323
Totals/Averages	69.2%	49.4	$39,564,020	5.11%	$104.76	$41,442,198	$105.17	$41,604,932

Fixed Rate Settled Securities as of December 31, 2009

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	2.9%	73.3	$1,628,086	6.18%	$107.11	$1,743,902	$106.87	$1,739,867
91-180	27.9	167.2	16,026,317	4.97	106.18	17,016,808	104.72	16,782,673
Totals/Averages	30.8%	158.4	$17,654,403	5.08%	$106.27	$18,760,710	$104.92	$18,522,540

All Settled Securities as of December 31, 2009

	Percentage Of Settled Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$57,218,423	5.10%	$105.23	$60,202,908	$105.10	$60,127,472

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

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

As of December 31, 2009, we had committed to purchase securities for settlements in January and February of 2010. The information below was current as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities was adjustable rate with a minimum expected months to reset of eleven months and a maximum expected months to reset of 71 months.

Adjustable Rate Forward Settle Securities as of December 31, 2009

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	91.0%	59.0	$51,636,165	4.29%	$102.89	$53,126,166	$103.19	$53,282,749

Fixed Rate Forward Settled Securities as of December 31, 2009

	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	9.0%	163.0	$5,132,846	4.50%	$102.84	$5,278,811	$102.06	$5,238,503

All Forward Settle Securities as of December 31, 2009

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$56,769,011	4.31%	$102.89	$58,404,977	$103.09	$58,521,252

All Settled and Forward Settle Securities as of December 31, 2009

	Percentage Of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$113,987,434	4.71%	$104.07	$118,607,885	$104.10	$118,648,724

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at June 30, 2010.

Agency Securities	June 30, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$213,373,807	44.7%
Freddie Mac Certificates	100,724,372	21.0
Ginnie Mae	48,632,197	10.2

Forward Settle Securities
Fannie Mae Certificates	53,756,476	11.3
Freddie Mac Certificates	51,884,668	10.9
Ginnie Mae	9,207,980	1.9

Total Securities	$477,579,500	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae	15,150,000	12.8

Total Securities	$118,648,724	100.0%

As of June 30, 2010 and December 31, 2009, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed interest rates for an average period of approximately 55 months and 49 months respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap, after the initial adjustment cap, on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

Note 5 – Interest Rate Contracts

We enter into transactions to manage our interest rate risk exposure. These transactions are purchasing or selling Eurodollar futures contracts (“Futures Contracts”) designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins.  Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges, and as such, we recognize changes in the fair value of these transactions through earnings (See Note 2). For the three and six months ended June 30, 2010, we recognized non-cash losses of $1.5 million and $2.1 million, respectively. Our derivative instruments are carried on our consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

As of June 30, 2010 and December 31, 2009, we had entered into $165.0 million and $21.0 million (notional amount), respectively, of Eurodollar Future swap equivalents traded in 1,990 and 292 individual contract transactions, respectively. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and have limited counterparty risk because of the daily mark-to-market collateral requirements and the substantial credit support provided by the CME.

The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities, and these requirements may vary and change over time based on the market value, notional amount, and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.  We believe we are in compliance with all margin requirements under our Futures Contracts as of June 30, 2010 and December 31, 2009.  We had $3.9 million and $0.3 million of restricted cash related to margin posted for Futures Contracts as of June 30, 2010 and December 31, 2009, respectively.

The following table presents information about Eurodollar Futures Contracts as of June 30, 2010:

	Notional Amount	Value as of June 30, 2010	Weighted Average Rate
Eurodollar futures strips maturing 9/17/2012	$34,000,000	$(255,837)	1.1%
Eurodollar futures strips maturing 9/16/2013	72,000,000	(687,087)	1.5
Eurodollar futures strips maturing 9/15/2014	49,000,000	(1,037,912)	2.1
Eurodollar futures strips maturing 9/14/2015	10,000,000	(22,250)	2.1
Totals	$165,000,000	$(2,003,086)	1.6%

The following table presents information about Eurodollar Futures Contracts as of December 31, 2009:

	Notional Amount	Value as of December 31, 2009	Weighted Average Rate
Eurodollar futures strips maturing 3/18/2012	$3,000,000	$3,875	1.4%
Eurodollar futures strips maturing 3/18/2013	5,000,000	6,625	2.0
Eurodollar futures strips maturing 3/18/2014	13,000,000	39,863	2.5
Totals	$21,000,000	$50,363	2.2%

Note 6 —Repurchase Agreements

At June 30, 2010 and December 31, 2009, we had repurchase agreements in place in the amount of $334.7 million and $46.4 million, respectively, to finance Agency Security purchases.  For the period ended June 30, 2010 and the year ended December 31, 2009, the weighted average interest rate or cost of funds was 0.30% and 0.26%, respectively.  At June 30, 2010 and December 31, 2009 we had repurchase agreements outstanding with seven and three counterparties, respectively, with a weighted average maturity of 25 days and 2 months, respectively.  The following tables represent the contractual repricing information regarding our repurchase agreements:

June 30, 2010	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$270,867,323	0.30%	$66,407	$270,933,730
30 days to 60 days	63,836,000	0.30	29,008	63,865,008
Total	$334,703,323	0.30%	$95,415	$334,798,738

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

December 31, 2009	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$14,696,602	0.27%	$2,898	$14,699,500
30 days to 90 days	31,692,000	0.25	2,201	31,694,201
Total	$46,388,602	0.26%	$5,099	$46,393,701

At June 30, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

MF Global	$83,392,000	$4,154,532	36	25.0%
Goldman Sachs	81,359,000	4,302,930	19	24.3
South Street Securities	52,908,360	2,760,596	17	15.8
Cantor Fitzgerald	35,879,000	2,386,207	29	10.7
RBS Securities Inc.	34,572,000	1,797,820	23	10.3
Nomura	26,816,963	1,593,840	26	8.0
Jefferies	19,776,000	1,043,725	22	5.9
Total	$334,703,323	$18,039,650		100.0%

(1)   Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

At December 31, 2009, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding

Goldman Sachs	$31,692,000	$1,683,203	81	68.3%
MF Global	10,730,188	385,340	22	23.1
South Street Securities	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)   Equal to the fair value of securities sold minus the sum of repurchase agreement liabilities plus accrued interest expense.

As of June 30, 2010 and December 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.2% and 5.4%, respectively.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

Note 7 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 13 “Related Party Transactions,” we are party to a management agreement with ARRM. Pursuant to the management agreement, as amended, ARRM is entitled to receive a monthly management fee equal to 1/12th of 1% of  gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50 million, inclusive of gross merger equity. Thereafter, the management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1 billion and (b) 0.75% of gross equity raised in excess of $1 billion, with a monthly minimum based on 1/12th of $900,000.

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any significant leases for office, computer and other equipment or office furnishings.

Litigation

We are not party to any pending, threatened or contemplated litigation.

Note 8 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes changes in unrealized gains or losses, net of tax, on securities available for sale during the year and is reported in our consolidated statements of stockholder’s equity.

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009

Net loss	$(700,343)	$(491,756)	(394,933)	$(474,194)
Net change in unrealized gain on investment on available for sale securities	2,398,653	-	2,941,071	-
Comprehensive income	1,698,310	(491,756)	2,546,138	(474,194)

Note 9 – Share-Based Compensation

2009 Stock Incentive Plan

In connection with the Merger Agreement with Enterprise, we  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of  ours, and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards”), and will be subject to a ceiling amount of shares available for issuance under the plan. On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

Awards Under the Plan

There have been no awards made under this plan.

Note 10 – Shareholders’ Equity

On June 21, 2010, we completed an underwritten secondary public offering of 5,110,000 shares of common stock. An additional 766,500 shares of common stock could have been issued pursuant to the underwriters’ over-allotment option at $6.75 per share. This option expired on July 31, 2010. Net proceeds were $31.9 million, net of issuance costs of approximately $2.6 million.

On April 29, 2010, we paid a first quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on March 15, 2010.

On July 29, 2010, we paid a second quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on June 3, 2010.

Note 11 – Fair Value of Financial Instruments

We have established and documented processes for determining fair values.   The fair values of Agency Securities are generally determined by management by obtaining a valuation for each Agency Security from an independent pricing service. If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers. At June 30, 2010 and December 31, 2009, all of our Agency Security values were based solely on third-party sources.

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

a. Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on information provided by an independent pricing service.  If the fair value of a security is not available from the independent pricing service, orsuch data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Values obtained from the independent pricing service or from dealers for similar instruments are classified as Level 2 securities. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. At June 30, 2010, all of our Agency Securities were valued using the independent pricing service.

b. Derivative Transactions - The fair value of our derivative transactions, Eurodollar Futures Contracts, is based on closing prices on the CME.  Our Futures Contracts are classified as Level 1 fair values.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – June 30, 2010

(Unaudited)

The following table presents our financial instruments measured at fair value as of June 30, 2010.

	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency Securities available for sale	$-	$477,579,500	$-	$477,579,500
Liabilities carried at fair value:
Interest rate contracts	(2,003,086)	-	-	(2,003,086)

The following table presents our financial instruments measured at fair value as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency Securities available for sale	$-	$118,648,724	$-	$118,648,724
Interest rate contracts	50,363	-	-	50,363
Total	$50,363	$118,648,724	$-	$118,699,087

Note 12 – Income Taxes

We plan to elect to be taxed as a REIT as of the taxable year ended December 31, 2009 and thereafter upon filing our federal income tax return for that year and intend to comply with the provisions of the Code regarding U.S. federal income taxes with respect thereto in future periods.  We will not generally be subjected to federal or state income tax as long as all taxable income and gain and certain asset, income and stock ownership tests are met. Our income tax provision for 2010 reflects our plan to elect REIT status.  Income tax expense for the six months ended June 30, 2010 consists of income taxes incurred because of undistributed REIT taxable income for the year ending December 31, 2009.

We also plan to elect to treat Enterprise as a Taxable REIT Subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. We have recognized refundable income taxes of $0.4 million as of June 30, 2010 and December 31, 2009 related to the carry back of net operating losses incurred by Enterprise in 2009 to prior years in which Enterprise reported taxable income.

Prior to the merger, our provision for income taxes consisted of:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Current:
Federal	$(132,700)	$(246,700)
State	-	-
Total current	(132,700)	(246,700)
Deferred	-	-
Benefit for income taxes	$(132,700)	$(246,700)

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Computed expected tax rate	35.0%	35.0%
State income tax, net of federal benefit	3.6	3.6
Change in valuation allowance	(17.4)	(4.4)
Effective tax rate	21.2%	34.2%

At June 30, 2009, we recorded a deferred income tax asset of $1.3 million for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of our operating expenses for income tax purposes.

However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it was not more likely than not that the benefit would be realized. During the six months ended June 30, 2009, costs of approximately $1.7 million related to an acquisition became deductible for tax purposes because the transaction to which such costs relate was terminated.

Note 13 —Related Party Transactions

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

In return for these services, we paid $0.09 million and $0.14 million of management fees to ARRM, respectively, for the three and six months ended June 30, 2010. We did not reimburse any expenses incurred by ARRM on our behalf for the three and six months ended June 30, 2010.

Pre consummation of the Merger Agreement

Enterprise agreed to pay $7,500 per month for office space and general and administrative services.  The office space was leased from Bell & Staton, Inc., an affiliate of our officers and directors.   For the three and six months ended June 30, 2009 Enterprise paid $22,500 and $45,000 respectively, of expense related to this agreement.

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

Recent Developments

On June 21, 2010, we completed an underwritten follow-on public offering of 5,110,000 shares of common stock at $6.75 per share. The net proceeds to us were $32.1 million, net of approximately $2.4 million in expenses. The underwriters had the option to purchase an additional 766,500 shares of common stock pursuant to an over-allotment option until July 30, 2010. This option expired unexercised.

We have actively worked to deploy the proceeds from our follow-on public offering. As of June 30, 2010:

•

We invested the net proceeds from our follow-on public offering as well as monies that we borrowed under repurchase agreements to increase our investment portfolio to $477.6 million of Agency Securities.

•

We borrowed an aggregate $334.7 million (an increase of $288.3 million) under our master repurchase agreements a weighted average rate of 0.30% through an expanded group of seven investment banking firms and other lenders.

•

We entered into hedging transactions through Eurodollar futures for a notional amount of $165.0 million, increasing our holdings to 1,990 individual futures contracts. The contracts are designed to mitigate the effects of increases in interest rates under a portion of our repurchase agreements.

Our Manager

We are managed by ARRM pursuant to a management agreement between ourselves and ARRM.  As an externally-managed company, we depend on the diligence, experience and skill of ARRM for the selection, acquisition, structuring, hedging and monitoring of our Agency Securities and associated borrowings.  Pursuant to the management agreement, ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity (including initial gross merger equity as well as any future equity raised), as measured as of the date of determination, regardless of our performance.  The management agreement became effective on November 6, 2009 and has an initial term of 5 years; following the initial term, the management agreement automatically renews for successive 1-year renewal terms unless we or ARRM give notice to the respective other of its intent not to renew the agreement 180 days prior to the expiration of the initial term or any renewal term, as applicable.  On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12th of 1% of gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50.0 million or greater, inclusive of gross merger equity.

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

As of June 30, 2010, our Agency Security portfolio, both trades that have settled and forward settling trades that we have committed to settle, consisted of approximately $477.6 million, in market value, of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and 15 years.

The following table represents key data regarding our company since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Unsettled Security Purchases	Equity	Shares Outstanding	Book Value Per Share	Dividends Paid	Quarterly Diluted Earnings Per Share
June 30, 2010	$477,579,500	$334,703,323	$114,870,537	$54,319,365	7,414,054	$7.33	$0.40	$(0.22)
March 31, 2010	180,364,369	168,525,093	-	21,417,725	2,304,054	9.30	0.40	0.13
December 31, 2009	118,648,724	46,388,602	58,559,479	21,491,096	2,304,054	9.33	-	(0.08)

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, such as those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

The purchase program was completed on March 31, 2010. It is unclear the degree to which the completion of this program and withdrawal of substantial demand for Agency Securities by the Federal Reserve will affect the price and liquidity of Agency Securities. We are unable to predict whether or when the US Treasury or the Federal Reserve will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any; such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition. It is unclear the timing or manner in which the Federal Reserve might dispose of the Agency Securities it has acquired and, consequently, any impact on the Agency Securities market and the Agency Securities we hold.

In February of 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. This action temporarily decreased the value of these securities until complete details of the programs and the timing were announced, and reduced our yield in the months of repayment. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 4.75% to 1.0% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0 and 0.25%. To date, the Federal Reserve has maintained that target range. Our funding costs, which traditionally have tracked the 30 day London Interbank Offered Rate (“LIBOR”) have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

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

	30-Day LIBOR	Federal Funds
June 30, 2010	0.35%	0.09%
March 31, 2010	0.25	0.09
December 31, 2009	0.23	0.05

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, and our hedging strategy. We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.  The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for 2009 for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate
June 30, 2010	15.4%
March 31, 2010	14.5
December 31, 2009	8.6

Book Value per Share

As of June 30, 2010, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $7.33, a decrease of $2.00 from $9.33 at December 31, 2009. This decline was primarily attributable to shareholder dilution from our issuance of 5,110,000 shares at a price of $6.75 on June 21, 2010. U.S. Government actions, particularly the large-scale purchasing of Agency Securities, the availability of historically low funding rates to fund asset purchases and decreasing turmoil in the financial markets increased values on our securities modestly between December 31, 2009 and June 30, 2010. Our interest rate contracts, which consist of using Eurodollar futures to replicate a pay fixed and receive floating swap format, act to fix the borrowing cost on a portion of our financing and generally help to mitigate some of the change in our book value. Generally, the value of our interest rate contracts move in the opposite direction of the value of our Agency Securities. For the six months ending June 30, 2010, our Eurodollar futures positions declined by $2.1 million, and our Agency Securities increased by $2.9 million in value.

Investments

Agency Securities

As of June 30, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.35%, due to the average interest rates on these securities being higher than prevailing market rates. As of June 30, 2010 we had approximately $19.8 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities.  As of June 30, 2010, our investment portfolio of settled securities as follows.

Adjustable Rate Settled Securities as of June 30, 2010

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.3%	5.65	$32,383,725	3.89%	$104.39	$33,805,567	$104.23	$33,753,488
19-36	5.6	31.47	19,547,327	4.17	103.53	20,237,684	104.49	20,425,023
37-60	40.0	54.86	138,320,444	4.66	103.75	143,508,986	104.82	144,982,995
61-84	23.7	79.55	82,141,055	4.16	104.11	85,516,973	104.50	85,837,056
Totals/Averages	78.6%	54.78	$272,392,551	4.39%	$103.92	$283,069,210	$104.63	$284,998,562

Fixed Rate Settled Securities as of June 30, 2010

Weighted Average Months to Maturity	Percentage of Portfolio		Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.4%		66.68	$1,358,806	6.17%	$107.16	$1,456,121	$108.18	$1,470,016
91-180	21.0	0	167.61	71,591,394	4.90	105.20	75,317,179	106.52	76,261,798
Totals/Averages	21.4	2%	165.70	$72,950,200	4.92%	$105.24	$76,773,300	$106.55	$77,731,814

All Settled Securities as of June 30, 2010

	Percentage Of Settled Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$345,342,751	4.50%	$104.20	$359,842,510	$105.03	$362,730,376

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

As of June 30, 2010, we had committed to purchase securities for settlements in July. The information below is current as of June 30, 2010, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Adjustable Rate Forward Settle Securities as of June 30, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	68.1%	55.60	$75,030,015	4.39%	$104.00	$78,030,975	$104.24	$78,209,689

Fixed Rate Forward Settled Securities as of June 30, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	31.9%	173.7	$34,441,196	4.87%	$106.63	$36,725,200	$106.38	$36,639,435

All Forward Settle Securities as of June 30, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$109,471,211	4.54%	$104.83	$114,756,175	$104.91	$114,849,124

All Settled and Forward Settle Securities as of June 30, 2010

	Percentage Of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$454,813,962	4.51%	$104.35	$474,598,685	$105.01	$477,579,500

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

Adjustable Rate Settled Securities as of December 31, 2009

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.5%	1.6	$5,568,961	2.79%	$102.03	$5,681,963	$102.34	$5,699,059
19-36	2.7	30.4	1,512,149	5.38	102.60	1,551,508	105.27	1,591,791
37-60	39.1	54.5	22,268,269	5.50	105.18	23,421,507	105.64	23,523,759
61-80	17.9	66.4	10,214,641	5.43	105.61	10,787,220	105.64	10,790,323
Totals/Averages	69.2%	49.4	$39,564,020	5.11%	$104.76	$41,442,198	$105.17	$41,604,932

Fixed Rate Settled Securities as of December 31, 2009

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	2.9%	73.3	$1,628,086	6.18%	$107.11	$1,743,902	$106.87	$1,739,867
91-180	27.9	167.2	16,026,317	4.97	106.18	17,016,808	104.72	16,782,673
Totals/Averages	30.8%	158.4	$17,654,403	5.08%	$106.27	$18,760,710	$104.92	$18,522,540

All Settled Securities as of December 31, 2009

	Percentage Of Settled Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$57,218,423	5.10%	$105.23	$60,202,908	$105.10	$60,127,472

As of December 31, 2009, we had committed to purchase securities for settlements in January and February of 2010. The information below was current as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities was adjustable rate with a minimum expected months to reset of eleven months and a maximum expected months to reset of 71 months.

Adjustable Rate Forward Settle Securities as of December 31, 2009

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	91.0%	59.0	$51,636,165	4.29%	$102.89	$53,126,166	$103.19	$53,282,749

Fixed Rate Forward Settled Securities as of December 31, 2009

	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	9.0%	163.0	$5,132,846	4.50%	$102.84	$5,278,811	$102.06	$5,238,503

All Forward Settle Securities as of December 31, 2009

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$56,769,011	4.31%	$102.89	$58,404,977	$103.09	$58,521,252

All Settled and Forward Settle Securities as of December 31, 2009

	Percentage Of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$113,987,434	4.71%	$104.07	$118,607,885	$104.10	$118,648,724

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

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at June 30, 2010.

Agency Securities	June 30, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$213,373,807	44.7%
Freddie Mac Certificates	100,724,372	21.0
Ginnie Mae	48,632,197	10.2

Forward Settle Securities
Fannie Mae Certificates	53,756,476	11.3
Freddie Mac Certificates	51,884,668	10.9
Ginnie Mae	9,207,980	1.9

Total Securities	$477,579,500	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae	15,150,000	12.8

Total Securities	$118,648,724	100.0%

As of June 30, 2010 and December 31, 2009, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed interest rates for an average period of approximately 55 and 49 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap, after the initial adjustment cap, on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, seven of which we had done repurchase trades with as of June 30, 2010 and three of which we had done repurchases trades with as of December 31, 2009. We had outstanding balances under our repurchase agreements at June 30, 2010 and December 31, 2009 of $334.7 million and $46.4 million, respectively.

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

As of June 30, 2010 and December 31, 2009 we had entered into $165.0 million and $21.0 million, respectively, of Eurodollar Futures contracts used as swap equivalents traded in 1,990 and 292 individual contract transactions, respectively, designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins.  Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.  Eurodollar Futures are traded on the Chicago Mercantile Exchange (CME) and have limited counterparty risk because of daily mark-to-market and collateral requirements.  In addition, substantial credit support for the futures contracts is provided by the CME.

Results of Operations

We commenced our operations in November 2009 upon completion of the merger with Enterprise Acquisition Corp. In addition, on June 21, 2010, we completed an underwritten follow-on public offering of 5,100,000 shares of common stock at $6.75 per share. The net proceeds were $31.9 million, net of  approximately $2.6 million in expenses. Under our investment strategy, it requires a period of time to deploy investment capital. Consequently, comparison of quarter over quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

Three and six Months ended June 30, 2010 and June 30, 2009

Our primary source of income is the interest income we earn on our investment portfolio. Our loss attributable to stockholders for the three and six months ended June 30, 2010 was $(0.7) million and $(0.4) million, or $(0.22) and $(0.14) per weighted average share, respectively. Compared to a net loss of $(0.5) million and $(0.5) million or $(0.02) and $(0.02), respectively per weighted average share for the three and six months ended June 30, 2009. The main drivers of the difference were the implementation of ARMOUR’s investment strategy, unrealized losses from our hedging strategy and the expenses related to the merger of Enterprise and ARMOUR.

Our net interest income for the three and six months ended June 30, 2010 was $1.2 million and $2.2 million compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2009. As of June 30, 2010, our Agency Securities portfolio consisted of $477.6 million of securities, including $114.9 million of current carrying value of forward settle security sales. Our securities had an average yield of 2.98% and a cost of funds (including the effect of derivative instruments) of 0.37%. This resulted in a net interest margin (or spread) of 2.61% for the three months ended June 30, 2010. For the six months ended June 30, 2010, our securities had an average yield of 3.01% and a cost of funds (including the realized cost of derivative instruments) of 0.38%. This resulted in a net interest margin of 2.61%.The three and six month average yield of 2.98% and 3.01%, respectively and the net interest margin were significantly higher than the three and six months ended June 30, 2009 because we implemented our investment strategy in Agency Securities on a leveraged basis. The average cost of funds incorporates repurchase placement fees as well as realized costs on derivative instruments and expenses incurred during the three and six months ended June 30, 2010. The weighted average repurchase rate alone, excluding fees and interest rate risk mitigation was 30 and 34 basis points, respectively for the three and six months ended June 30, 2010. For the period ended June 30, 2009 our investments were short term government bonds and had a yield of 0.2%.  We had no borrowings and no hedging costs. As a result, our net interest margin equaled our yield of 0.2%.

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the three and six months ended June 30, 2010 was 15.4% and 15.0%, respectively, on a Constant Prepayment Basis (CPR). We did not own Agency Securities as of the three and six months ended June 30, 2009.  Our prepayment rates were faster in the quarter ended June 30, 2010 principally due to Fannie Mae’s completion of its repurchase of all 120 day or more delinquent loans from its pools.  Over the longer term, prepayment rates will likely be higher than recent history due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

As of June 30, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settles securities, of 104.35%, due to the average interest rates on these securities being higher than prevailing market rates.

The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. LIBOR was 0.35% at June 30, 2010. During the three months ended June 30, 2010, we realized income of $6,611 related to our interest rate contracts and for the six months ended June 30, 2010, we realized expense of $43 related to interest rate contracts compared to zero income or expense for the three and six months ended June 30, 2009. We increased our total Eurodollar future swap equivalent notional amount from zero during the period ended June 30, 2009 to $165.0 million at June 30, 2010 with a weighted average swap equivalent average rate of 1.64% and weighted average term of 42 months.

Our total operating expenses for the three and six months ended June 30, 2010 were $0.5 million and $0.8 million as compared to $0.7 million and $1.0 million for the three and six months ended June 30, 2009.

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) as of June 30, 2010, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes, and not our net income computed in accordance with GAAP as reported in the accompanying consolidated financial statements.

For the three and six months ended June 30, 2010 our estimated REIT taxable income was approximately $0.9 million and $1.9 million, respectively. The most significant difference was the unrealized loss on interest rate contracts which is reflected in GAAP earnings but does not reduce REIT taxable income.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations, and pay dividends. During the period ended June 30, 2010, we purchased, $418.6 million current face amount of Agency Securities using proceeds from the merger transaction, the follow-on equity raise, repurchase agreements, principal repayemtns and cash. During the period ended June 30, 2010, we received cash of $27.3 million, from prepayments and scheduled amortization on our investment securities and we received $31.9 million from the follow-on equity issuance. We had a net cash increase from our repurchase agreements of $288.3 million for the period ended June 30, 2010. We made cash interest payments of approximately $0.1 million and $0.2 million, respectively on our borrowings for the three and six months ended June 30, 2010. Part of funding our operations includes providing cash margin to offset liability balances on our interest rate contracts. This required $3.9 million of cash to be placed in a restricted account with our counterparty as of ended June 30, 2010. If rates increase over time, we may recover some or all of this cash.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have Master Repurchase Agreements, which are uncommitted repurchase facilities with eight lending counterparties to finance the portfolio, subject to certain conditions, and have borrowings outstanding with seven of these counterparties.

On April 29, 2010, we paid a first quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on March 15, 2010.

On July 29, 2010, we paid a second quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on June 3, 2010.

Our board of directors (the “Board”) will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board declares a dividend.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize corporate income tax and the nondeductible excise tax. However, REIT taxable income is calculated according to the requirements of the Internal Revenue Code rather than generally accepted accounting principles (“GAAP”) which can cause differences between GAAP income reported by the Company and taxable income calculated to determine distribution requirements to stockholders. These differences are primarily due to non-taxable unrealized changes in the value of our interest rate contracts. These differences may be large and can be either positive or negative variances from GAAP income. In addition, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to minimize corporate income tax and the nondeductible excise tax.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2010 and December 31, 2009, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of June 30, 2010:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
MF Global	$83,392,000	$4,154,532	36	25.0%
Goldman Sachs	81,359,000	4,302,930	19	24.3
South Street Securities	52,908,360	2,760,596	17	15.8
Cantor Fitzgerald	35,879,000	2,386,207	29	10.7
RBS Securities Inc.	34,572,000	1,797,820	23	10.3
Nomura	26,816,963	1,593,840	26	8.0
Jefferies	19,776,000	1,043,725	22	5.9
Total	$334,703,323	$18,039,650		100.0%

(1)	Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2009:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman Sachs	$31,692,000	$1,683,203	81	68.3%
MF Global	10,730,188	385,340	22	23.1
South Street Securities	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)	Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

As of June 30, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.2% (weighted by borrowing amount). As of December 31, 2009, the weighted average margin requirement, under all our repurchase agreements was approximately 5.4%. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At June 30, 2010 and December 31, 2009, our total borrowings were approximately $334.7 million and $46.4 million (excluding accrued interest), respectively, which represented a leverage ratio of approximately 6.2:1 and 2.16:1, respectively.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2010 and December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of June 30, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	3.58%	(0.86)%
0.50	2.76	(0.29)
(0.50)	(13.17)	0.03
(1.00)	(27.05)	0.00

As of December 31, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(6.09)%	(1.12)%
0.50	(2.73)	(0.55)
(0.50)	(1.12)	0.78
(1.00)	(3.89)	0.99

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our interest rate contracts, should interest rates immediately change. Given the low level of interest rates at June 30, 2010 and December 31, 2009, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our co-chief executive officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our co-chief executive officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP(United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART II. Other Information

Item 1.   Legal Proceedings

Our company and our manager are not currently subject to any legal proceedings.

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 29, 2010 with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.   Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010	ARMOUR RESIDENTIAL REIT, INC.
/s/ Scott J. Ulm
Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)

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