Form 10-Q
period 2010-09-30
Armour Residential REIT, Inc.
filed 2010-11-12
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Quarter Ended September 30, 2010

OR

☐

TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ARMOUR RESIDENTIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	001-33736	26-1908763
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

3001 Ocean Drive, Suite 201, Vero Beach, FL  32963

(Address of principal executive offices)(zip code)

(772) 617-4340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.001 par value Warrants to Purchase Common Stock	NYSE Amex LLC NYSE Amex LLC

Securities registered pursuant to Section 12(b) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant’s common stock as of November 9, 2010 was 12,014,054.

ARMOUR Residential REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

PART I. Financial Information

Item 1. Financial Statements

Assets	(Unaudited) September 30, 2010	December 31, 2009
Cash	$11,964,520	$6,653,331
Restricted cash	6,862,088	299,280
Agency Securities, available for sale, at fair value (including pledged assets of $518,185,596 and $48,886,278)	540,070,197	118,648,724
Principal payments receivable	2,739,224	73,705
Accrued interest receivable	2,176,568	412,114
Interest rate contracts, at fair value	-	50,363
Prepaid and other assets	178,391	162,366
Refundable income taxes	393,725	393,725
Total Assets	$564,384,713	$126,693,608

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$490,727,022	$46,388,602
Payable for unsettled securities	11,130,519	58,559,479
Interest rate contracts, at fair value	5,394,674	-
Accounts payable and accrued expenses	320,398	76,493
Dividends payable	2,776,550	177,938
Total Liabilities	510,349,163	105,202,512

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 7,414,054 and 2,304,054 shares issued and outstanding at September 30, 2010 and December 31, 2009	7,414	2,304
Additional paid-in capital	54,702,873	22,645,127
Accumulated deficit	(6,562,624)	(1,197,174)
Accumulated other comprehensive income	5,887,887	40,839
Total Stockholders’ Equity	54,035,550	21,491,096
Total Liabilities and Stockholders’ Equity	$564,384,713	$126,693,608

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months Ended September 30, 2010	Three months Ended September 30, 2009	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009
Revenues:
Interest income, net of amortization of premium	$3,891,240	$59,342	$6,415,001	$301,103
Interest expense	(386,602)	-	(680,330)	-
Net interest income	3,504,638	59,342	5,734,671	301,103
Change in fair value of interest rate contracts	(3,391,588)	-	(5,445,038)	-
Net interest income after change in fair value of interest rate contracts	113,050	59,342	289,633	301,103
Realized loss on interest rate contracts	(187,783)	-	(187,825)	-
Realized gain on sale of agency securities	-	-	208,094	-
Total net (losses) revenues	(74,733)	59,342	309,902	301,103
Expenses:
Professional fees	84,497	-	311,509	-
Insurance	37,241	-	140,261	-
Management fee	225,000	-	367,996	-
Formation, operating and other costs	36,541	1,099,797	340,801	2,062,452
Total expenses	383,279	1,099,797	1,160,567	2,062,452
Net loss before taxes	(458,012)	(1,040,455)	(850,665)	(1,761,349)
Income tax (expense) benefit	(82)	147,490	(2,482)	394,190
Net loss	(458,094)	(892,965)	(853,147)	(1,367,159)
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $6,716 and $34,085)	-	(11,098)	-	(56,326)
Net loss attributable to common stock not subject to possible conversion	$(458,094)	$(904,063)	$(853,147)	$(1,423,485)
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	-	7,499,999	-	7,499,999
Income per share amount (basic and diluted)	$-	$-	$-	$0.01
Weighted average shares outstanding not subject to conversion:
Basic and diluted	7,414,054	23,750,001	4,306,875	23,750,001
Pro forma diluted	7,414,054	23,750,001	4,306,875	23,750,001
Net loss per common share
Basic and diluted	$(0.06)	$(0.04)	$(0.20)	$(0.06)
Pro forma diluted	$(0.06)	$(0.04)	$(0.20)	$(0.06)
Dividends per share	$0.36	$-	$1.16	$-

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2009	2,304,054	$2,304*	$22,645,127*	$(1,197,174)	$40,839	-	$21,491,096
Dividends declared	-	-	-	(4,512,303)	-	-	(4,512,303)
Sale of 5,110,000 shares, net of underwriters’ discount and offering expenses	5,110,000	5,110	32,057,746	-	-	-	32,062,856
Net loss	-	-	-	(853,147)	-	$(853,147)	(853,147)
Net change in unrealized gain on investment in available for sale securities	-	-	-	-	5,847,048	5,847,048	5,847,048
Comprehensive income	-	-	-	-	-	$4,993,901	-
Balance, September 30, 2010	7,414,054	$7,414	$54,702,873	$(6,562,624)	$5,887,887		$54,035,550

*   These amounts have been reclassified to properly reflect the par value of the shares issued.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash Flows From Operating Activities:
Net loss	$(853,147)	$(1,367,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	2,426,552	-
Change in fair value of interest rate contracts	5,445,038	-
Gain on sale of Agency Securities	(208,094)	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(1,764,454)	-
(Increase) decrease in prepaid income taxes and other assets	(16,026)	713,476
Increase in accounts payable and accrued expenses	243,905	130,649
Net cash provided by (used in) operating activities	5,273,774	(523,034)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(502,388,124)	-
Principal repayments of Agency Securities	49,559,729	-
Proceeds from sales of Agency Securities	31,531,266	-
Decrease in payable for unsettled securities	(46,590,233)	-
Investment income in trust account, net of expenses and taxes	-	634,647
Net cash (used in) provided by investing activities	(467,887,362)	634,647
Cash Flows From Financing Activities:
Increase in restricted cash	(6,562,808)	-
Proceeds from repurchase agreements	2,236,866,975	-
Principal repayments on repurchase agreements	(1,792,528,555)	-
Sale of common stock, net of expenses	32,062,856	-
Dividends paid	(1,913,691)	-
Net cash provided by financing activities	467,924,777	-
Increase in Cash	5,311,189	111,613
Cash – Beginning	6,653,331	2,086
Cash – End	$11,964,520	$113,699
Supplemental Disclosure:
Cash paid during the period for interest	$515,779	$-
Non-Cash Financing Activities
Dividends declared, to be paid in subsequent period	$2,776,550	$-

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

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

We intend to qualify and have elected to be taxed as a REIT for the taxable year ended December 31, 2009 and thereafter upon filing our federal income tax return for that year. Our qualification as a REIT depends on our ability  to meet,  on a continuing basis, various complex requirements under the Internal Revenue Code (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

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

On November 6, 2009, Merger Sub Corp. merged with and into Enterprise pursuant to the Merger Agreement. The Merger Agreement provided for two primary transactions: (i) the merger of Merger Sub Corp. with and into Enterprise with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR and (ii) ARMOUR becoming the new publicly-traded corporation of which the holders of Enterprise securities will be security holders. The ARMOUR securities have the same terms as the Enterprise securities for which they were exchanged.

At the closing of the merger with Enterprise, Enterprise had $249.5 million in cash and returned $226.5 million to stockholders who elected to exercise their conversion rights into a pro rata portion of the trust account. In the second quarter of 2010, we recorded a charge to operations for a payment to a related party related to a contingent obligation of the merger agreement that came due as the result of the subsequent equity capital raise.

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

Note 2  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the inherent volatility of the securities markets and interest rate environment, operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our annual report on Form 10-K for the ye ar ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of Agency Securities and interest rate contracts.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

Restricted Cash

Restricted cash at September 30, 2010, includes approximately $7.3 million held by counterparties as collateral for interest rate contracts net of $0.4 million pledged to us by counterparties as collateral for Agency Securities.

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

Repurchase Agreements

We finance the acquisition of elements of our investment portfolio through the use of repurchase agreements.  Our repurchase agreements are secured by our Agency Securities and bear interest rates that have historically moved in close relationship to the London Interbank Offered Rate (“LIBOR”). Under these agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  We retain beneficial ownership of the pledged collate ral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate.  The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value on our condensed consolidated balance sheet. We do not designate our interest rate risk mitigation activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both hedging transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we will not qualify for hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the interest rate risk mitigation instruments may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period, or ever. Consequently, any declines in our interest rate contracts would result in a charge to earnings. We will continue to designate interest rate risk mitigation activities as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors (“Board”) or a committee thereof.

Common Stock and Warrants

At September 30, 2010, we had 7,414,054 shares of common stock issued and outstanding, and have authorized 250,000,000 shares of common stock, par value $0.001.  At September 30, 2010, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

Loss per Common Share

Basic loss per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued in the offering and sponsor warrants were contingently exercisable upon consummation of a business combination. The basic and pro forma diluted loss per common share for the three and nine months ended September 30, 2010 and September 30, 2009, does not include 32,500,000 warrants as the effect of including such warrants would be anti-dilutive. Pro forma diluted loss per share would reflect the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2009, includes a presentation of earnings per share for common stock subject to possible conversion for prior periods in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($11,098 and $56,326 for the three and nine months ended September 30, 2009) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro forma diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains and losses that are recorded directly as an adjustment to shareholders’ equity.  Other comprehensive income arises primarily from changes in unrealized gains or losses generated from changes in market values of our Agency Securities held as available for sale.

Revenue Recognition

Interest income is earned and recognized based on the outstanding principal amount of the investment securities and their contractual terms.  Premiums and discounts associated with the purchase of investment securities are amortized or accreted into interest income over the actual lives of the securities.

Income Taxes

We intend to qualify and have elected to be taxed as a REIT as of the taxable year ending December 31, 2009 and thereafter upon filing our federal income tax return for that year. We will generally not be subject to federal income tax to the extent that we distribute 90% of our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

Note 3 —Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of this standard are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010. We adopted the guidance related to Level 1 and Level 2 disclosures effective January 1, 2010 and the adoption did not have a material effect on the our financial statements.

In July 2010, the FASB issued guidance that primarily requires additional disaggregated disclosures of (i) credit risks associated with financing receivables, and (ii) impaired financing receivables and the related allowance for credit losses. The guidance is generally effective for the first interim or annual period ending after December 15, 2010; however certain disclosures are not required until the first interim or annual period beginning after December 15, 2010. The adoption of the guidance may require us to include additional disclosures in the notes to our condensed consolidated financial statements.

Note 4 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. Management generally determines the fair values of Agency Securities by obtaining a valuation for each Agency Security from an independent pricing service. If the fair value of a security is not available from the independent pricing service or such data appears unreliable, we obtain quotes from up to three dealers. At September 30, 2010 and December 31, 2009, all of our Agency Security values were based solely on third-party sources.

As of September 30, 2010, we had the following securities in an unrealized loss and/or a gain position as presented below. The table below includes $11.1 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain
Fannie Mae Certificates	$147,770,861	$149,572,080	$(76,089)	$1,877,308	$1,801,219
Freddie Mac Certificates	329,883,035	333,302,471	(221,981)	3,641,417	3,419,436
Ginnie Mae Certificates	56,528,414	57,195,646	(85,385)	752,617	667,232
Total Agency Securities	$534,182,310	$540,070,197	$(383,455)	$6,271,342	$5,887,887

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

The components of the carrying value of available for sale Agency Securities at September 30, 2010 are presented below.

September 30, 2010
Principal balance settled securities	$501,236,488
Principal balance forward settle securities	10,667,379
Unamortized premium settled securities	21,838,407
Unamortized premium forward settle securities	440,036
Gross unrealized gains	6,271,342
Gross unrealized losses	(383,455)
Carrying value/estimated fair value	$540,070,197

The components of the carrying value of available for sale Agency Securities at December 31, 2009 are presented below.

December 31, 2009
Principal balance settled securities	$57,218,423
Principal balance forward settle securities	56,769,011
Unamortized premium settled securities	2,984,485
Unamortized premium forward settle securities	1,635,966
Gross unrealized gains	383,724
Gross unrealized losses	(342,885)
Carrying value/estimated fair value	$118,648,724

As of September 30, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settled securities, of 104.35%, due to the average interest rates on these securities being higher than prevailing market rates. As of September 30, 2010, we had approximately $22.3 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of September 30, 2010, our investment portfolio of securities consisted of Agency Securities as follows. The table below includes $11.1 million of current carrying value of forward settle security purchases.

Adjustable Rate Securities as of September 30, 2010

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	8.9%	5.86	$46,082,838	3.41%	$104.28	$48,053,300	$104.33	$48,078,873
19-36	3.8	29.64	19,601,939	4.17	103.68	20,322,976	104.56	20,496,360
37-60	37.0	53.99	189,338,700	4.16	103.97	196,859,920	105.45	199,665,435
61-80	27.2	80.39	139,809,345	3.97	103.83	145,170,262	105.05	146,866,818
Totals/Averages	76.9%	56.51	$394,832,822	4.01%	$103.94	$410,406,458	$105.13	$415,107,486

Fixed Rate Securities as of September 30, 2010

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.2%	65.05	$1,244,275	6.16%	$107.19	$1,333,694	$107.82	$1,341,576
91-180	22.9	167.05	115,826,770	4.74	105.71	122,442,157	106.73	123,621,135
Totals/Averages	23.1%	166.00	$117,071,045	4.76%	$105.73	$123,775,851	$106.74	$124,962,711

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

All Securities as of September 30, 2010

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$511,903,867	4.18%	$104.35	$534,182,310	$105.50	$540,070,197

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

As of December 31, 2009, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.07%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2009, we had approximately $4.6 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. All unsettled purchases of securities as of December 31, 2009, were settled in January and February 2010. As of December 31, 2009, our investment portfolio of settled securities consisted of Agency Securities as follows:

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

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

As of December 31, 2009, we had committed to purchase securities for settlements in January and February of 2010. The information below was current as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities was adjustable rate with a minimum expected reset of eleven months and a maximum expected reset of 71 months.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

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

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at September 30, 2010.

Agency Securities	September 30, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$322,846,409	59.8%
Freddie Mac Certificates	149,572,080	27.7
Ginnie Mae Certificates	56,447,344	10.5

Forward Settle Securities
Fannie Mae Certificates	10,456,062	1.9
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	748,302	0.1
Total Securities	$540,070,197	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae Certificates	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae Certificates	15,150,000	12.8
Total Securities	$118,648,724	100.0%

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

As of September 30, 2010 and December 31, 2009, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed interest rates for an average period of approximately 56 months and 49 months respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap, after the initial adjustment cap, on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

Note 5 – Interest Rate Contracts

We enter into transactions to manage our interest rate risk exposure. These transactions are purchasing or selling Eurodollar futures contracts (“Futures Contracts”) designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins.  Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges, and as such, we recognize changes in the fair value of these transactions through earnings (See Note 2). For the three and nine months ended September 30, 2010, we recognized non-cash losses of $3.4 million and $5.4 million, respectively. Our derivative instruments are carried on our condensed consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

As of September 30, 2010 and December 31, 2009, we had entered into $195.0 million and $21.0 million (notional amount), respectively, of Eurodollar Future swap equivalents traded in 2,480 and 292 individual contract transactions, respectively. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and have limited counterparty risk because of the daily mark-to-market collateral requirements and the substantial credit support provided by the CME.

The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities, and these requirements may vary and change over time based on the market value, notional amount, and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.  We believe we are in compliance with all margin requirements under our futures contracts as of September 30, 2010 and December 31, 2009. We had $7.3 million and $0.3 million of restricted cash related to margin posted for Futures Contracts as of September 30, 2010 and December 31, 2009, respectively.

The following table presents information about Futures Contracts as of September 30, 2010:

	Notional Amount	Value as of September 30, 2010	Weighted Average Rate
Eurodollar futures strips maturing 09/17/2012	$44,000,000	$(549,825)	1.1%
Eurodollar futures strips maturing 12/16/2013	87,000,000	(1,982,175)	1.4
Eurodollar futures strips maturing 09/15/2014	49,000,000	(2,301,863)	2.1
Eurodollar futures strips maturing 09/14/2015	15,000,000	(560,811)	2.1
Totals	$195,000,000	$(5,394,674)	1.6%

The following table presents information about Futures Contracts as of December 31, 2009:

	Notional Amount	Value as of December 31, 2009	Weighted Average Rate
Eurodollar futures strips maturing 03/18/2012	$3,000,000	$3,875	1.4%
Eurodollar futures strips maturing 03/18/2013	5,000,000	6,625	2.0
Eurodollar futures strips maturing 03/18/2014	13,000,000	39,863	2.5
Totals	$21,000,000	$50,363	2.2%

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

Note 6 —Repurchase Agreements

At September 30, 2010 and December 31, 2009, we had repurchase agreements in place in the amount of $490.7 million and $46.4 million, respectively, to finance Agency Security purchases.  For the period ended September 30, 2010 and the year ended December 31, 2009, the weighted average interest rate or cost of funds was 0.30% and 0.26%, respectively.  At September 30, 2010 and December 31, 2009, we had repurchase agreements outstanding with eight and three counterparties, respectively, with a weighted average maturity of 39 days and 2 months, respectively.

The following tables represent the contractual repricing information regarding our repurchase agreements:

September 30, 2010	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$282,138,022	0.30%	$25,554	$282,163,576
30 days to 90 days	183,821,000	0.31	37,247	183,858,247
Greater than 90 days	24,768,000	0.32	1,541	24,769,541
Total	$490,727,022	0.30%	$64,342	$490,791,364

December 31, 2009	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$14,696,602	0.27%	$2,898	$14,699,500
30 days to 90 days	31,692,000	0.25	2,201	31,694,201
Total	$46,388,602	0.26%	$5,099	$46,393,701

At September 30, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman, Sachs & Co.	$87,338,000	$5,010,545	18	17.9%
MF Global Inc.	77,286,000	2,793,484	68	15.7
Nomura Securities International	71,969,000	3,864,161	74	14.7
Guggenheim Liquidity Services, LLC	70,784,000	3,822,739	45	14.4
Cantor Fitzgerald & Co. Inc.	65,353,000	5,016,538	22	13.3
South Street Securities LLC	54,940,022	2,642,841	18	11.2
RBS Securities Inc.	53,069,000	2,836,192	22	10.8
Jefferies & Company, Inc.	9,988,000	551,690	20	2.0
Total	$490,727,022	$26,538,190		100.0%

(1)   Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

At December 31, 2009, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman, Sachs & Co.	$31,692,000	$1,683,203	81	68.3%
MF Global Inc.	10,730,188	385,340	22	23.1
South Street Securities LLC	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)   Equal to the fair value of securities sold minus the sum of repurchase agreement liabilities plus accrued interest expense.

As of September 30, 2010 and December 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.3% and 5.4%, respectively.

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

Note 8 – Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes changes in unrealized gains or losses on securities available for sale during the period and is reported in our condensed consolidated statements of stockholder’s equity.

	Three months Ended September 30, 2010	Three months Ended September 30, 2009	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009
Net loss	$(458,094)	$(892,965)	(853,147)	$(1,367,159)
Net change in unrealized gain on investment in available for sale securities	2,905,977	-	5,847,048	-
Comprehensive income (loss)	$2,447,883	$(892,965)	$4,993,901	$(1,367,159)

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

Note 9 – Share-Based Compensation

2009 Stock Incentive Plan

In connection with the Merger Agreement with Enterprise, we  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of ours, and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards”), and will be subject to a ceiling amount of shares available for issuance under the Plan. On May 12, 2010, our Board of Directors (“Board”) allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization.

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

Note 10 – Shareholders’ Equity

On June 21, 2010, we completed an underwritten secondary public offering of 5,110,000 shares of common stock. An additional 766,500 shares of common stock could have been issued pursuant to the underwriters’ over-allotment option at $6.75 per share. This option expired on July 31, 2010. Net proceeds were $32.1 million, net of issuance costs of approximately $2.4 million.

On April 29, 2010, we paid a first quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on March 15, 2010.

On July 29, 2010, we paid a second quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on June 3, 2010.

On September 14, 2010, we declared a third quarter 2010 cash dividend of $0.36 per common share, or $2.7 million in the aggregate, to holders of record on September 23, 2010. The dividend was paid on October 29, 2010.

Note 11 – Fair Value of Financial Instruments

We have established and documented processes for determining fair values. The fair values of Agency Securities are generally determined by management by obtaining a valuation for each Agency Security from an independent pricing service. If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers. At September 30, 2010 and December 31, 2009, all of our Agency Security values were based solely on third-party sources.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

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

 Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on information provided by an independent pricing service.  If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Values obtained from the independent pricing service or from dealers for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. At September 30, 2010, all of our Agency Securities were valued using the independent pricing service.

Derivative Transactions - The fair value of our derivative transactions, Eurodollar Futures Contracts, is based on closing prices on the CME.  Our Futures Contracts are classified as Level 1 fair values.

The following table presents our financial instruments measured at fair value as of September 30, 2010.

	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency Securities, available for sale	$-	$540,070,197	$-	$540,070,197
Liabilities carried at fair value:
Interest rate contracts	(5,394,674)	-	-	(5,394,674)
Total	$(5,394,674)	$540,070,197	$-	$534,675,523

The following table presents our financial instruments measured at fair value as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency Securities, available for sale	$-	$118,648,724	$-	$118,648,724
Interest rate contracts	50,363	-	-	50,363
Total	$50,363	$118,648,724	$-	$118,699,087

Note 12 – Income Taxes

We intend to qualify and have elected to be taxed as a REIT as of the taxable year ended December 31, 2009 and thereafter upon filing our federal income tax return for that year and intend to comply with the provisions of the Code regarding U.S. federal income taxes with respect thereto in future periods.  We will not generally be subjected to federal or state income tax as long as all taxable income and gain and certain asset, income and stock ownership tests are met. Our income tax provision for 2010 reflects the fact that we have elected REIT status.  Income tax expense for the nine months ended September 30, 2010 consists of income taxes incurred because of undistributed REIT taxable income for the year ending December 31, 2009.

We have elected to treat Enterprise as a taxable REIT subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. We have recognized refundable income taxes of $0.4 million as of September 30, 2010 and December 31, 2009, related to the carry back of net operating losses incurred by Enterprise in 2009 to prior years in which Enterprise reported taxable income.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

Prior to the merger, our provision for income taxes consisted of:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Current:
Federal	$(147,000)	$(393,700)
State	(490)	(490)
Total current	(147,490)	(394,190)
Deferred	-	-
Benefit for income taxes	$(147,490)	$(394,190)

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Computed expected tax rate	35.0%	35.0%
State income tax, net of federal benefit	3.6	3.6
Change in valuation allowance	(24.4)	(16.2)
Effective tax rate	14.2%	22.4%

At September 30, 2009, we recorded a deferred income tax asset of $1.3 million for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of our operating expenses for income tax purposes.

However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it was not more likely than not that the benefit would be realized. During the nine months ended September 30, 2009, costs of approximately $1.7 million related to an acquisition became deductible for tax purposes because the transaction to which such costs related was terminated.

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

•

Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies,

•

Coordinating capital raising activities,

•

Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets, arranging for various types of financing and hedging strategies, and providing administrative and managerial services in connection with our day-to-day operations and

•

Providing executive personnel along with administrative personnel, office space, and other appropriate services required in rendering management services to us.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – September 30, 2010

(Unaudited)

In return for these services, we paid $0.2 million and $0.4 million of management fees to ARRM, respectively, for the three and nine months ended September 30, 2010. We did not reimburse any expenses incurred by ARRM on our behalf for the three and nine months ended September 30, 2010. In the second quarter of 2010, we recorded a charge to operations for a payment to a related party related to a contingent obligation of the merger agreement that came due as the result of the subsequent equity capital raise.

Pre consummation of the Merger Agreement

Enterprise agreed to pay $7,500 per month for office space and general and administrative services.  The office space was leased from Bell & Staton, Inc., an affiliate of our officers and directors.   For the three and nine months ended September 30, 2009 Enterprise paid $22,500 and $67,500 respectively, of expense related to this agreement.

Note 14 —Subsequent Event

On November 9, 2010, we completed an underwritten secondary public offering of 4,600,000 shares of common stock at $7.25 per share, including 600,000 shares of common stock issued pursuant to the full exercise of the underwriters' over-allotment option. Proceeds were $31.3 million, net of issuance costs of approximately $2.0 million.

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

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code, or the Code. We generally will not be subject to federal income tax to the extent that we currently distribute our net income to our stockholders and qualify as a REIT.  Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively mitigate interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

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

Enterprise Acquisition Corp. (prior to November 6, 2009)

Enterprise Acquisition Corp. (“Enterprise”) was a Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

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

As of September 30, 2010, our Agency Security portfolio, both trades that have settled and forward settling trades that we have committed to settle, consisted of approximately $540.1 million, in market value, of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and 15 years.

The following table represents key data regarding our company since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Unsettled Security Purchases	Equity	Shares Outstanding	Book Value Per Share	Dividends Declared	Quarterly Diluted Earnings (Loss) Per Share
September 30, 2010

$

	540,070,197	$490,727,022	$11,130,519	$54,035,550	7,414,054	$7.29	$ 0.36	$ (0.06)
June 30, 2010	477,579,500	334,703,323	114,870,537	54,319,365	7,414,054	7.33	0.40	(0.22)
March 31, 2010	180,364,369	168,525,093	-	21,417,725	2,304,054	9.30	0.40	0.13
December 31, 2009	118,648,724	46,388,602	58,559,479	21,491,096	2,304,054	9.33	-	(0.08)

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

Prepayments on Agency Securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic and geographic factors beyond our control, as well as, policy decisions by Fannie Mae, Freddie Mac and Ginnie Mae. Consequently prepayment rates cannot be predicted with certainty. To the extent we have acquired Agency Securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our Agency Securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. The recent climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

•

our use of derivatives to mitigate interest rate risk; and

•

the REIT requirements, the requirements to qualify for an exemption under the Investment Company Act and other regulatory and accounting policies related to our business.

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

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past three years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements. Liquidating sales by several large institutions have increased the volatility of many financial assets, including Agency Securities and other high-quality Residential Mortgage Backed Securities (“RMBS”). As a result, values for RMBS, including some Agency Securities, have been negatively impacted. Further increased volatility and deterioration in the broader RMBS markets may adversely affect the performance and market value of the Agency Securities in which we invest. In addition, we rely on the availability of financing to acquire Agency Securities on a leveraged basis. As values for certain types of Agency Securities declined many lenders in the Agency Securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and Agency Securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. Although market conditions have returned to more normal circumstances, if they were to worsen again, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

Developments at Fannie Mae and Freddie Mac

Payments on the Agency Securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying Agency Securities, Agency Securities historically have had high stability in value and been considered to present low credit risk. In 2008, Fannie Mae and Freddie Mac were placed under the conservatorship of the U.S. Government due to the significant weakness of their financial condition. The turmoil in the residential mortgage sector and concern over the future role of Fannie Mae and Freddie Mac have generally increased credit spreads and decreased price stability of Agency Securities. It is unclear how and when Fannie Mae and Freddie Mac may be restructured by the U.S. Government and the impact that may have on our existing portfolio and continuing investment strategy.

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

The purchase program was completed on March 31, 2010. It is unclear the degree to which the completion of this program and withdrawal of substantial demand for Agency Securities by the Federal Reserve will affect the price and liquidity of Agency Securities. We are unable to predict whether or when the US Treasury or the Federal Reserve will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition. It is unclear the timing or manner in which the Federal Reserve might dispose of the Agency Securities it has acquired and, consequently, any impact on the Agency Securities market and the Agency Securities we hold.

In February of 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. This action temporarily decreased the value of these securities until complete details of the programs and the timing were announced and reduced our yield in the months of repayment. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 4.75% to 1.0% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0.00% and 0.25%. To date, the Federal Reserve has maintained that target range. Our funding costs, which traditionally have tracked the 30-day London Interbank Offered Rate (“LIBOR”) have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

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

	30-Day LIBOR	Federal Funds
September 30, 2010	0.26%	0.15%
June 30, 2010	0.35	0.09
March 31, 2010	0.25	0.09
December 31, 2009	0.23	0.05

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio, and our h edging strategy. We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for 2009 for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate
September 30, 2010	11.1%
June 30, 2010	15.4
March 31, 2010	14.5
December 31, 2009	8.6

Book Value per Share

As of September 30, 2010, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $7.29, a decrease of $2.04 from $9.33 at December 31, 2009. This decline was primarily attributable to shareholder dilution from our issuance of 5,110,000 shares at a price of $6.75 on June 21, 2010. U.S. Government actions, particularly the large-scale purchasing of Agency Securities, the availability of historically low funding rates to fund asset purchases and decreasing turmoil in the financial markets increased values on our securities modestly between December 31, 2009 and September 30, 2010. Our interest rate contracts, which consist of using Eurodollar futures to replicate a pay fixed and receive floating swap format, act to fix the borrowing cost on a portion of our financing and generally help to mitigate some of the change in our book value. Generally, the value o f our interest rate contracts move in the opposite direction of the value of our Agency Securities. In an environment of very low interest rates, further interest rate reductions may cause the value of our Eurodollar futures positions to decline more than the absolute and pro rata increase in the value of our Agency Securities. For the nine months ending September 30, 2010, our Eurodollar futures positions declined by $5.4 million, and our Agency Securities increased by $5.8 million in value.

Investments

Agency Securities

As of September 30, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.35%, due to the average interest rates on these securities being higher than prevailing market rates. As of September 30, 2010 we had approximately $22.3 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities.  As of September 30, 2010, our investment portfolio of securities as follows. The table below includes $11.1 million of current carrying value of forward settle security purchases.

Adjustable Rate Securities as of September 30, 2010

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	8.9%	5.86	$46,082,838	3.41%	$104.28	$48,053,300	$104.33	$48,078,873
19-36	3.8	29.64	19,601,939	4.17	103.68	20,322,976	104.56	20,496,360
37-60	37.0	53.99	189,338,700	4.16	103.97	196,859,920	105.45	199,665,435
61-84	27.2	80.39	139,809,345	3.97	103.83	145,170,262	105.05	146,866,818
Totals/Averages	76.9%	56.51	$394,832,822	4.01%	$103.94	$410,406,458	$105.13	$415,107,486

Fixed Rate Securities as of September 30, 2010

Weighted Average Months to Maturity	Percentage of Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.2%	65.05	$1,244,275	6.16%	$107.19	$1,333,694	$107.82	$1,341,576
91-180	22.9	167.05	115,826,770	4.74	105.71	122,442,157	106.73	123,621,135
Totals/Averages	23.1%	166.00	$117,071,045	4.76%	$105.73	$123,775,851	$106.74	$124,962,711

All Securities as of September 30, 2010

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$511,903,867	4.18%	$104.35	$534,182,310	$105.50	$540,070,197

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

As of December 31, 2009, we had committed to purchase securities for settlements in January and February of 2010. The information below was current as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities was adjustable rate with a minimum expected reset of eleven months and a maximum expected reset of 71 months.

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

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at September 30, 2010.

Agency Securities	September 30, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$322,846,409	59.8%
Freddie Mac Certificates	149,572,080	27.7
Ginnie Mae Certificates	56,447,344	10.5

Forward Settle Securities
Fannie Mae Certificates	10,456,062	1.9
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	748,302	0.1
Total Securities	$540,070,197	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae Certificates	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae Certificates	15,150,000	12.8
Total Securities	$118,648,724	100.0%

As of September 30, 2010 and December 31, 2009, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed interest rates for an average period of approximately 56 and 49 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury, or CMT, rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap, after the initial adjustment cap, on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, eight of which we had done repurchase trades with as of September 30, 2010 and three of which we had done repurchases trades with as of December 31, 2009. We had outstanding balances under our repurchase agreements at September 30, 2010 and December 31, 2009 of $490.7 million and $46.4 million, respectively.

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

As of September 30, 2010 and December 31, 2009 we had entered into $195.0 million and $21.0 million (notional amount), respectively, of Eurodollar Futures contracts used as swap equivalents traded in 2,480 and 292 individual contract transactions, respectively, designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins.  Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.  Eurodollar Futures are traded on the Chicago Mercantile Exchange (CME) and have limited counterparty risk because of daily mark-to-market and collateral requirements.  In addition, substantial credit support for the futures contracts is provided by the CME.

Results of Operations

We commenced our operations in November 2009 upon completion of the merger with Enterprise In addition, on June 21, 2010, we completed an underwritten follow-on public offering of 5,100,000 shares of common stock at $6.75 per share. The net proceeds were $32.1 million, net of  approximately $2.4 million in expenses. Under our investment strategy,  a period of time is required to deploy investment capital. Consequently, comparison of quarter over quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

Three and Nine Months ended September 30, 2010 and September 30, 2009

Our primary source of income is the interest income we earn on our investment portfolio. Our loss attributable to stockholders for the three and nine months ended September 30, 2010 was $(0.5) million and $(0.9) million, or $(0.06) and $(0.20) per weighted average share, respectively. These results compare to a net loss of $(0.9) million and $(1.4) million or $(0.04) and $(0.06), respectively, per weighted average share for the three and nine months ended September 30, 2009. The main drivers of the difference were the implementation of ARMOUR’s investment strategy, unrealized losses from our hedging strategy and the expenses related to the merger of Enterprise and ARMOUR.

Our net interest income for the three and nine months ended September 30, 2010, was $3.5 million and $5.7 million, respectively, compared to $0.06 million and $0.3 million for the three and nine months ended September 30, 2009. As of September 30, 2010, our Agency Securities portfolio consisted of $540.1 million of securities, including $11.1 million of current carrying value of forward settle security sales. For the period ended September 30, 2009 our investments were short term government bonds and had a yield of 0.2%.  We had no borrowings and no hedging costs. As a result, our net interest margin equaled our yield of 0.2%.

For the Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
September 30, 2010	3.32%	0.44%	2.88%	0.27%
June 30, 2010	2.98%	0.37%	2.61%	0.30%
March 31, 2010	3.06%	0.38%	2.68%	0.27%
December 31, 2009	4.59%	0.72%	3.86%	0.26%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the three and nine months ended September 30, 2010 was 11.1% and 13.7%, respectively, on a Constant Prepayment Basis (CPR). We did not own Agency Securities as of the three and nine months ended September 30, 2009. Over the longer term, prepayment rates will likely be higher than recent history due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

As of September 30, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.35%, due to the average interest rates on these securities being higher than prevailing market rates.

The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. LIBOR was 0.26% at September 30, 2010. During the three and nine months ended September 30, 2010, we realized an expense of $187,783 and $187,825, respectively, related to our interest rate contracts compared to zero income or expense for the three and nine months ended September 30, 2009. We increased our total Eurodollar future swap equivalent notional amount from zero during the period ended September 30, 2009 to $195.0 million at September 30, 2010, with a weighted average swap equivalent average rate of 1.6% and weighted average term of 39 months.

Our total operating expenses for the three and nine months ended September 30, 2010 were $0.4 million and $1.2 million as compared to $1.1 million and $2.1 million for the three and nine months ended September 30, 2009. Operating expenses for the three and nine months ended September 30, 2010, related to the maintenance of our investment portfolio while operating expenses for the three and nine months ended September 30, 2009 related to Enterprise being a SPAC that was primarily engaged in efforts to find suitable candidates with which to merge.

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying condensed consolidated financial statements) as of September 30, 2010, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes, and not our net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”) as reported in the accompanying condensed consolidated financial statements.

For the three and nine months ended September 30, 2010, our estimated REIT taxable income was approximately $2.9 million and $4.8 million, respectively. The most significant difference was the unrealized loss on interest rate contracts which is reflected in GAAP earnings but does not reduce REIT taxable income.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the period ended September 30, 2010, we purchased, $502.4 million current face amount of Agency Securities using proceeds from the merger transaction, the follow-on equity raise, repurchase agreements, principal repayments and cash. During the period ended September 30, 2010, we received cash of $49.6 million, from prepayments and scheduled amortization on our investment securities and we received $32.1 million from the follow-on equity issuance. We had a net cash increase from our repurchase agreements of $444.3 million for the period ended September 30, 2010. We made cash interest payments of approximately $0.4 million and $0.7 million, respectively on our borrowings for the three and nine months ended September 30, 2010. Part of funding our operations includes providing cash marg in to offset liability balances on our interest rate contracts. This required $7.3 million of cash to be placed in a restricted account with our counterparty as of the period ended September 30, 2010. If rates increase over time, we may recover some or all of this cash.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have Master Repurchase Agreements, which are uncommitted repurchase facilities with ten lending counterparties to finance the portfolio, subject to certain conditions, and have borrowings outstanding with eight of these counterparties.

On April 29, 2010, we paid a first quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on March 15, 2010.

On July 29, 2010, we paid a second quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on June 3, 2010.

On September 14, 2010, we declared a third quarter 2010 cash dividend of $0.36 per common share, or $2.7 million in the aggregate, to holders of record on September 23, 2010. The dividend was paid on October 29, 2010.

Our board of directors  (“Board”) will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board declares a dividend.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize corporate income tax and the nondeductible excise tax. However, REIT taxable income is calculated according to the requirements of the Code rather than GAAP which can cause differences between GAAP income reported by the Company and taxable income calculated to determine distribution requirements to stockholders. These differences are primarily due to non-taxable unrealized changes in the value of our interest rate contracts. These differences may be large and can be either positive or negative variances from GAAP income. In addition, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to minimize corporate income tax and the nondeductible excise tax.

On November 9, 2010, we completed an underwritten secondary public offering of 4,600,000 shares of common stock at $7.25 per share, including 600,000 shares of common stock issued pursuant to the full exercise of the underwriters' over-allotment option. Proceeds were $31.3 million, net of issuance costs of approximately $2.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2010 and December 31, 2009, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of September 30, 2010:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman, Sachs & Co.	$87,338,000	$5,010,545	18	17.9%
MF Global Inc.	77,286,000	2,793,484	68	15.7
Nomura Securities International	71,969,000	3,864,161	74	14.7
Guggenheim Liquidity Services, LLC	70,784,000	3,822,739	45	14.4
Cantor Fitzgerald & Co. Inc.	65,353,000	5,016,538	22	13.3
South Street Securities LLC	54,940,022	2,642,841	18	11.2
RBS Securities Inc.	53,069,000	2,836,192	22	10.8
Jefferies & Company, Inc.	9,988,000	551,690	20	2.0
Total	$490,727,022	$26,538,190		100.0%

(1)	Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2009:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman, Sachs & Co.	$31,692,000	$1,683,203	81	68.3%
MF Global Inc.	10,730,188	385,340	22	23.1
South Street Securities LLC	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)	Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

As of September 30, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.3% (weighted by borrowing amount). As of December 31, 2009, the weighted average margin requirement, under all our repurchase agreements was approximately 5.4%. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

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

Effects of Margin Requirements, Leverage and Credit Spreads

Our Agency Securities have values that fluctuate according to market conditions and, as discussed above, the market value of our Agency Securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase loan decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the Agency Securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At September 30, 2010 and December 31, 2009, our total borrowings were approximately $490.7 million and $46.4 million (excluding accrued interest), respectively, which represented a leverage ratio of approximately 9.08:1 and 2.16:1, respectively.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2010 and December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of September 30, 2010

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(21.77)%	0.28%
0.50	(8.50)	0.16
(0.50)	(1.81)	(0.19)
(1.00)	(12.72)	(0.26)

As of December 31, 2009

Change in Interest rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(6.09)%	(1.12)%
0.50	(2.73)	(0.55)
(0.50)	(1.12)	0.78
(1.00)	(3.89)	0.99

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our interest rate contracts, should interest rates immediately change. Given the low level of interest rates at September 30, 2010 and December 31, 2009, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our condensed consolidated balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our co-chief executive officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our co-chief executive officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Date: November 12, 2010	ARMOUR RESIDENTIAL REIT, INC.

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