Form 10-K
period 2010-12-31
Armour Residential REIT, Inc.
filed 2011-03-10
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    NO  ☐

On June 30, 2010, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $27,600,000, based on the closing sales price of our common stock on such date as reported on the NYSE Amex.

The number of outstanding shares of the Registrant’s common stock as of March 9, 2011 was 32,254,054.

PART 1

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

Enterprise Acquisition Corp. (prior to November 6, 2009)

Enterprise was a Delaware blank check company incorporated on July 9, 2007, in order to serve as a vehicle for the acquisition of one or more operating businesses.

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

Our Formation and Structure

We intend to qualify and have elected to be taxed as a REIT. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

Our Assets

Since our formation, our assets have been invested in Agency Securities or money market instruments, primarily deposits at federally chartered banks.

Our Borrowings

We borrow against our Agency Securities using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our securities. Our total repurchase indebtedness was approximately $971.7 million at December 31, 2010, and had a weighted average maturity of 32 days. Depending on market conditions, we may enter into additional repurchase arrangements with similar longer-term maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Despite recent credit market developments and prevailing trends, we believe Agency Securities will continue to be eligible for financing in the repurchase agreement market.

Our Hedging

Our hedging strategies are designed to reduce the impact on our income caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to mitigate the risk of adverse changes in interest rates on the value of our assets as well as the differences between the interest rate adjustments on our assets and borrowings. These techniques primarily consist of entering into interest rate swap agreements, purchasing or selling futures contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Although we are not legally bound to our use of hedging, we intend to limit our use of hedging instruments to only those techniques described above and to enter into hedging transactions only with counterparties that we believe have a strong credit rating to help mitigate the risk of counterparty default or insolvency. These transactions are entered into solely for the purpose of hedging interest rate and prepayment risk and not for speculative purposes.  Since we will not qualify for hedge accounting treatment as prescribed by Generally Accepted Accounting Principles, (“GAAP”), our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the hedging instruments may not be offset by changes in the fair values or cash flows of the related hedged transactions within the same accounting period, or ever.

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

Our Manager

We are managed by ARRM pursuant to a management agreement between ourselves and ARRM.  As an externally-managed company, we depend on the diligence, experience and skill of ARRM for the selection, acquisition, structuring, hedging and monitoring of our Agency Securities and associated borrowings. Pursuant to the management agreement, ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity (including initial gross merger equity as well as any future equity raised), as measured as of the date of determination, regardless of our performance.  The management agreement became effective on November 6, 2009 and has an initial term of 5 years. Following the initial term, the management agreement automatically renews for successive 1-year renewal terms unless we or ARRM give notice to the respective other of its intent not to renew the agreement 180 days prior to the expiration of the initial term or any renewal term, as applicable.  On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12th of 1% of gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50.0 million, inclusive of gross merger equity. Thereafter, the monthly management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1.0 billion and (b) 0.75% of gross equity raised in excess of $1.0 billion, with a monthly minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity). As of December 31, 2010, ARRM has been paid an aggregate of $0.7 million in management fees for services provided to us during 2010. There is no incentive compensation payable to ARRM pursuant to the management agreement.

Subsequent Events

On January 26, 2011, we completed an underwritten secondary public offering of 6,000,000 shares of common stock. The underwriters fully exercised the over-allotment option for 900,000 additional shares at a price of $7.55 per share. Net proceeds were $49.2 million, net of issuance costs of approximately $2.9 million.

On January 28, 2011, a cash dividend of $0.12 per common share, or $2.0 million in the aggregate, was paid to holders of record on January 15, 2011.

On February 8, 2011, we completed an underwritten secondary public offering of 7,750,000 shares of common stock. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares at a price of $7.60 per share. Net proceeds were $64.1 million, net of estimated issuance costs of approximately $3.6 million.

On February 25, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on February 15, 2011.

On March 30, 2011, a cash dividend of $0.12 per common share, will be paid to holders of record on March 15, 2011.

Policies With Respect To Certain Other Activities

If, when applicable, ARRM and our board of directors (“Board”) determine that additional funding is required, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

In the event that ARRM determines to raise additional equity capital, we have the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as we deem appropriate, at any time.

Although we have no present intention of doing so, ARRM has the authority to have us repurchase or otherwise reacquire shares of our stock and may engage in such activities in the future.

Policy With Respect to Dividends and Distributions

As required in order to maintain our qualification as a REIT for U.S. federal income tax purposes, we intend to distribute with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our common stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to holders of our common stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law (“MGCL”), and such other factors as our Board deems relevant.

Investment Company Act Exemption

We conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K.

Section 3(a)(1)(A) of the Investment Company Act of 1940 (“1940 Act”) defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a) (1) (C) of the 1940 Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a) (1) (C) of the 1940 Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c) (1) or Section 3(c) (7) of the 1940 Act.

To avoid registration as an investment company, we rely on the exclusion provided by Section 3(c) (5) (C) of the 1940 Act. To qualify for the exclusion, we intend to make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and real estate related assets. We generally expect that our investments in Agency Securities will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with the Securities Exchange Commission (“SEC”) staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We invest at least 55% of our assets in whole pool Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying interests plus other real estate related assets.  Other real estate related assets would consist primarily of non-whole pool Agency Securities and funds awaiting investment. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in us holding assets we might wish to sell or selling assets we might wish to hold. Although we intend to monitor our portfolio relying on the Section 3(c) (5) (C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

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

Compliance with NYSE Corporate Governance Standards

We comply with the corporate governance standards of the NYSE Amex LLC (“NYSE Amex”). Our Audit committee is comprised entirely of independent directors and a majority of our directors are “independent” in accordance with the rules of the NYSE Amex.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring Agency Securities, we compete with mortgage REITs, mortgage finance, and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including Agency Securities, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.

Employees

We are managed by ARRM pursuant to the management agreement between us and ARRM. We do not have any employees whom we compensate directly with salaries or other compensation. ARRM currently has six full-time employees.

Facilities

Our principal offices are located at:

ARMOUR Residential REIT, Inc.

3001 Ocean Drive, Suite 201

Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.armourreit.com.

Legal Proceedings

Our company and our manager are not currently subject to any legal proceedings.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report (referred to hereafter as the “report” or “Form 10-K”) contains various “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. All forward-looking statements may be impacted by a number of risks and uncertainties, including statements regarding the following subjects:

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

(17)

changes in GAAP in the United States, including interpretations thereof; and

(18)

changes in applicable laws and regulations.

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

We were organized in 2008 and began investment activity in November, 2009. We have a limited operating history on which to evaluate the current and past performance of ARRM and its key personnel, and should not be viewed as an indication of future performance.

The results of our operations depend on many factors, including, without limitation:

•

the availability of opportunities for the acquisition of attractively priced Agency Securities;

•

the level and volatility of interest rates;

•

the availability of readily accessible funding in the financial markets;

•

our ability to cost-effectively hedge risks; and

•

overall and general economic conditions.

We may not be able to maintain any agreements with our lenders on favorable terms or at all. Furthermore, we may not be able to operate our business successfully or implement our operating policies and strategies as described in this Form 10-K, which would harm our financial results and could result in the loss of some or all of your investment.

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including mortgage-backed securities, as well as the broader financial markets and the economy generally. Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. More recently, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These factors have impacted investor perception of the risk associated with residential mortgage backed securities, real estate-related securities and various other asset classes in which we may invest. As a result, values for residential mortgage backed securities, real estate-related securities and various other asset classes in which we may invest have experienced volatility. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Further increased volatility and deterioration in the broader residential mortgage and mortgage backed securities markets may adversely affect the performance and market value of our investments.

Continued adverse developments in the global capital markets, including defaults, credit losses and liquidity concerns, as well as mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, could make it difficult for us to borrow money to acquire Agency Securities on a leveraged basis, on favorable terms, or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire Agency Securities on a leveraged basis. Institutions from which we obtain financing may have invested in or financed mortgage backed securities and other assets that have declined in value as a result of the recent downturn in the residential mortgage market, causing these institutions to suffer losses. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount required to obtain financing. Under such circumstances, it could be more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

While the overall financing environment has improved over the last several months, further credit losses or mergers, acquisitions, or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties may occur. This would result in a fewer number of potential repurchase agreement counterparties operating in the market and could potentially impact the pricing and availability of financing for our business.

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

While we intend to primarily invest in Agency Securities, rising levels of delinquencies could negatively affect the value of our Agency Securities or create market uncertainty about their true value. At the same time, market uncertainty about residential mortgages in general could depress the market for Agency Securities, making it more difficult for us to sell Agency Securities we own on favorable terms or at all.

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

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, but their guarantees are not backed by the full faith and credit of the United States.

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

Those efforts resulted in significant U.S. Government financial support and increased control of the Government Sponsored Enterprises (“GSEs”). In December 2010, the FHFA reported that, from the time of execution of the preferred stock purchase agreements through September 30, 2010, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements amounted to approximately $88 billion and $63 billion, respectively. The U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases as necessary, through 2012. Those agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency Securities portfolios (they were limited to $900 billion as of December 31, 2009, and to $810 billion as of December 31, 2010, and must be reduced each year until their respective mortgage assets reach $250 billion).

Both the secured short-term credit facility and the Agency Securities program initiated by the U.S. Treasury expired on December 31, 2009. However, through that securities purchase program (from September 2008 through December 2009), the U.S. Treasury acquired approximately $220 billion of Agency Securities. In addition, while the U.S. Federal Reserve’s program of Agency Securities purchases terminated in 2010, the FHFA reported that through January 2010, the U.S. Federal Reserve had purchased $1.03 trillion net of Agency Securities. Subject to specified investment guidelines, the portfolios of Agency Securities purchased through the programs established by the U.S. Treasury and the U.S. Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency Securities that we seek to acquire during the remaining term of these portfolios.

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac through 2012, there can be no assurance that these actions will be adequate for their needs. These uncertainties lead to questions about the availability of, and trading market for, Agency Securities. Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency Securities. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac, resulting in their being placed into federal conservatorship and receiving significant U.S. Government support, have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited, relative to historical measurements. Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency Security and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency Securities and our existing Agency Securities could be materially and adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our Agency Securities as collateral for our financings under our repurchase agreements. Any decline in their value or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency Securities on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency Securities, thereby tightening the spread between the interest we earn on our Agency Securities and the cost of financing those assets. A reduction in the supply of Agency Securities could also negatively affect the pricing of Agency Securities, by reducing the spread between the interest we earn on our portfolio of Agency Securities and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in Agency Securities guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our business, operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency Securities in which we invest.

The U.S. Government, through the Federal Reserve, the Federal Housing Administration (”FHA”) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (“H4H Program”), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125 percent without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with Non-Agency Securities, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our Agency Securities.

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

Pools of mortgage loans underlie the Agency Securities that we acquire. We generally receive payments from the payments that are made on these underlying mortgage loans. When we acquire Agency Securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected, the related prepayments on the corresponding Agency Securities will be faster than expected.  Since we typically purchase Agency Securities at premium prices that reflect above market coupons, faster-than-expected prepayments reduce the period those above market coupons are outstanding and could potentially harm our financial position and results of operations.   Furthermore, while the Agency Securities we purchase are guaranteed against principal loss by Fannie Mae, Freddie Mac, or Ginnie Mae, defaults, serious delinquencies, and loan modifications of the underlying mortgages result in prepayment of principal as well. Continuing poor credit results at Fannie Mae, Freddie Mac, and Ginnie Mae would suggest higher rates of prepayments from defaults and serious delinquencies.  While we will seek to manage prepayment risk, in selecting investments, we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging its risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

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

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing or reforming the financial markets, or market response to those actions, may not achieve the intended effect or benefit our business, and may adversely affect our business.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act (or EESA), was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the Agency Securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency Securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of Agency Securities, both of which may have an adverse effect on our business.

In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

The increasing number of proposed U.S. federal, state and local laws and regulations may affect certain mortgage-related assets in which we intend to invest and could increase our cost of doing business.

Legislation has been proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process. For example, the Dodd-Frank Act permits borrowers to assert certain defenses to foreclosure against an assignee for certain violations in the mortgage loan origination process. We cannot predict whether or in what form the U.S. Congress, the various state and local legislatures or the various federal, state or local regulatory agencies may enact legislation affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could affect our practices and results of operations. We are unable to predict whether the U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future and any such changes could adversely affect our cost of doing business and profitability.

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

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, all of which are beyond our control. Our success depends on our ability to analyze the relationship changing interest rates may have on our results of operations and financial position in general, and the impact such rate changes may have on critical elements underlying Agency Securities and other investments’ values and borrowings in particular, as follows:

•

changes in interest rates may inversely affect the fair market value of our assets, which are primarily Agency Securities. When interest rates rise, the value of fixed-rate Agency Securities generally declines, when interest rates fall, the value of fixed-rate Agency Securities generally increase.

•

changes in interest rates may inversely affect levels of prepayments on mortgages. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates has on these prepayments affects the price of Agency Securities and the effect can be particularly pronounced with fixed rate Agency Securities.

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

Interest rate fluctuations will also cause variations in the yield curve, which may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our Agency Security assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in Agency Securities, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur significant operating losses. This risk and the variables created by changing interest rates discussed above are integral to our business and our investment strategies. We will seek to mitigate these risks to the degree achievable through the active formulation and execution of our hedging strategies.

Interest rate mismatches between our agency securities and our borrowings used to fund our purchases of these securities may reduce our income during periods of changing interest rates.

Historically, we have funded most of our investments in adjustable-rate agency securities with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of our agency securities. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our adjustable-rate securities adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

Our investment strategy focuses on the acquisition of adjustable-rate agency securities. This means that their interest rates may vary over time based upon changes in an identified short-term interest rate index. In most cases, the interest rate indices and repricing terms of the agency securities that we acquire and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect our dividends and the market price of our common stock.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control.

Interest rate caps on our adjustable rate agency securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable rate securities typically will be subject to periodic and lifetime interest rate caps. Additionally, we may invest in adjustable rate mortgages (“ARMs”), with an initial “teaser” rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such teaser rates. Periodic interest rate caps limit the amount an interest rate can increase during a given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan. If these interest rate caps apply to the mortgage loans underlying our adjustable rate securities, the interest distributions made on the related securities will be similarly impacted. Our borrowings may not be subject to similar interest rate caps. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable rate agency securities. Further, some of the mortgage loans underlying our adjustable rate agency securities may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding. As a result, we could receive less interest distributions on adjustable rate agency securities, particularly those with an initial teaser rate, than we need to pay interest on our related borrowings. These, factors could lower our net interest income, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Because we may acquire fixed-rate securities, an increase in interest rates may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our agency securities. Any fixed rate securities we invest in generally will be more negatively affected by these increases than adjustable rate securities. In accordance with accounting rules, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third party bid price indications provided by dealers who make markets in these securities or by third party pricing services. If the fair value of a security is not available from a dealer or third party price service, we estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by accounting rules to reduce the value of one or more agency securities on our balance sheet then our shareholders’ equity would be correspondingly reduced. Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

Mitigating against interest rate exposure may adversely affect our earnings, and our interest rate risk mitigation transactions  may fail to protect us from the losses that they were designed to offset.

Subject to complying with REIT tax requirements, we employ techniques that limit the adverse effects of rising interest rates on a portion of our short-term repurchase agreements and on a portion of the value of our assets. In general, our interest rate mitigation strategy depends on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our portfolio or the market. Our interest rate risk mitigation activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual interest rate risk mitigation decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated strategy. These techniques may include purchasing or selling futures contracts, entering into interest rate swap agreements or interest rate cap or floor agreements, swaptions, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements.

Because a mortgage borrower typically has no restrictions on when a loan may be paid off, either partially or in full, there are no perfect interest rate risk mitigation strategies, and interest rate mitigation may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our portfolio or may fail to recognize a risk entirely leaving us exposed to losses without the benefit of any offsetting interest rate mitigation activities. The derivative instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of interest rate risk mitigation transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, interest rate risk mitigation activities could result in losses if the event against which we mitigate does not occur.

We may not be able to execute desired interest risk mitigation transactions at favorable prices.

We will continue to execute derivative instrument transactions to manage many, but not all, of the risks inherent in our portfolio. This strategy will potentially help us reduce our exposure to significant changes in interest rates but entails significant costs and other risks. These derivative instruments may not be attractively priced in the marketplace and may not be available to us given our financial condition in the future or as a result of other factors. Additionally, we may not successfully implement our business strategy, we may expose ourselves to additional risks and we could suffer significant losses.

Our use of derivative instruments may expose us to counterparty risk.

We enter into transactions to mitigate interest rate risks associated with our business with counterparties that have a high-quality credit rating and with futures exchanges. If counterparties, or the exchange, cannot perform under the terms of our futures contracts, for example, we would not receive payments due under that agreement, and may lose any unrealized gain associated with the futures contract, and the mitigated liability would cease to be mitigated by the futures contract. We may also be at risk for any collateral we have pledged to secure our obligations under the futures contract if the counterparty became insolvent or filed for bankruptcy. Similarly, if a counterparty to a cap agreement fails to perform under the terms of the agreement, in addition to not receiving payments due under that agreement that would offset our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement. Our derivative instrument agreements require our counterparties to post collateral in certain events, generally related to their credit condition, to provide us some protection against their potential failure to perform. We, in turn, are subject to similar requirements.

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

We may be harmed by changes in various laws and regulation.

Our business may be harmed by changes in laws and regulations affecting it, including changes to securities laws and changes to the Code applicable to the taxation of REITs. In addition, proposed changes to laws and regulation that could hinder a loan servicer’s ability to adjust loan interest rates upward or to foreclose promptly on defaulted mortgage loans could adversely affect the performance of the loans and the yield on and value of the mortgage securities. Any legislation requiring U.S. Government-chartered entities to reduce the amount of mortgages they own or for which they guarantee payments on Agency Securities could adversely affect the availability and pricing of Agency Securities and harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our stockholders, potentially with retroactive effect.

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

During the credit crisis which began in 2007, and which continues to this day, repurchase funding became increasingly more difficult to acquire. Our relationship with AVM, L.P. (“AVM”), a securities broker dealer which we contract for clearing and settlement services for our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing and management of margin arrangements between us and our lenders for each of our repurchase agreements, is beneficial in addressing the potential scarcity of repurchase funding. Nonetheless we will depend on borrowings to fund our acquisitions of Agency Securities and reach our target leverage ratio. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. Currently, we have entered into several master agreements establishing the terms and conditions of borrowings, if any, made by lenders. There can be no assurance that these agreements will remain in place and, even if in place, the amount and definitive terms under which we would be able to borrow. Continued adverse developments in the residential and commercial mortgage markets could make it more difficult for us to borrow money to finance our acquisition of residential Agency Securities.

Institutions from which we seek to obtain financing may also originate and hold residential and commercial mortgage loans and may have suffered financial difficulties as a result of the market conditions described above. Further, even lenders that do not originate and hold mortgage loans may have suffered losses related to their lending and other financial relationships with the institutions that do so as part of their businesses. As a result, institutions that originate and hold loans, and other lenders that have been indirectly affected by losses in the mortgage market, may become insolvent or tighten their lending standards which could result in the following:

•

our lenders may not be able to obtain financing to fund our borrowings;

•

our lenders may require us to enter into restrictive covenants relating to our operations;

•

we may not be able to fund acquisitions of sufficient Agency Securities to reach our target leverage ratio;

•

we may become dependent on one or a few lenders for all of our financing; and

•

our size may impact our ability to obtain financing on favorable terms or at all.

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

We expect that most of our borrowings will be collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our results of operations may be harmed and we may have losses.

We leverage our portfolio investments in Agency Securities, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

We leverage our portfolio investments in Agency Securities through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our ability to obtain these financing facilities and the lender’s and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

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

This leverage, which is fundamental to our investment strategy, also creates significant risks. For example:

•

our borrowings are secured by our Agency Securities, generally under repurchase agreements. A decline in the market value of the Agency Securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency Securities under adverse market conditions. If these sales are made at prices lower than the carrying value of the Agency Securities, we would experience losses;

•

certain lenders may require us to remain in compliance with all provisions of other material contracts, including other financing agreements. As a result, a default under one financing agreement could cause us to be in default under other financing agreements. If that occurs, our access to capital would be significantly impeded, which could materially and adversely affect our ability to operate our business; and

•

to the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our qualification as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders.

•

in addition, certain of our master repurchase agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity.

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

We intend to continue to make regular cash distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

Although we have no intention to do so, we may use proceeds from equity and debt offerings and other financings to fund distributions, which will decrease the amount of capital available for purchasing our target assets.

We presently have no intention of using the proceeds of any offering of our equity or debt or other financings to fund distributions to stockholders. However, there are no restrictions in our charter or in any agreement to which we are a party that prohibits us from doing so. In the event that we elect to fund any distribution to our stockholders from sources other than our earnings, the amount of capital available to us to purchase our target assets would decrease, which could have an adverse effect on our overall financial results and performance.

Maintenance of our exemption from the 1940 Act will impose limits on our business.

We conduct our business so as not to become regulated as an investment company under the 1940 Act. If we were to fall within the definition of investment company, we would be unable to conduct our business as described in this Form 10-K. Section 3(a) (1) (A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a) (1) (C) of the 1940 Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a) (1) (C) of the 1940 Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c) (1) or Section 3(c) (7) of the 1940 Act.

To avoid registration as an investment company, we rely on the exclusion provided by Section 3(c) (5) (C) of the 1940 Act. To qualify for the exclusion, we intend to make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and real estate related assets. We generally expect that our investments in Agency Securities will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with the SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. We invest at least 55% of our assets in whole pool Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying interests plus other real estate related assets. Other real estate related assets would consist primarily of non-whole pool Agency Securities and funds awaiting investment. As a result of the foregoing restrictions, we will be limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio relying on the Section 3(c) (5) (C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that it will be able to maintain this exclusion.

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

As described above, we conduct our operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. As described above, we conduct our operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. Although we monitor our portfolio, we may not be able to maintain our 1940 Act exemption. If we were to fail to qualify for this exemption in the future, we could be required to restructure our activities or the activities of our subsidiaries, if any, including effecting sales of assets in a manner that, or at a time when we would not otherwise choose, which could negatively affect the value of our common stock or warrants, the sustainability of our business model, and our ability to make distributions. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is appropriate.

There are significant restrictions on ownership of our stock and warrants.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT).  This test is known as the “5/50 test.”  Attribution rules in the Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement, including without limitation, a rule that deems a holder of a warrant or option to purchase stock as owning the shares underlying such warrant or option and a rule that treats shares owned (or treated as owned, including shares underlying warrants) by entities in which an individual has a direct or indirect interest as if they were owned by such individual.  Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT).  While we believe that we currently meet the 5/50 test, no assurance can be given that we will continue to meet this test.

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. In each case, such prohibition includes a prohibition on owning warrants or options to purchase stock if ownership of the underlying stock would cause the holder or beneficial owner to exceed the prohibited thresholds. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common or preferred stock or warrants in excess of our ownership limits without the consent of ARRM or our Board shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders. Currently, there are holders of our capital stock and/or warrants whose ownership exceeds the thresholds set forth in our charter. We have granted waivers from the 9.8% charter restriction for holders where, based on representations, covenants and agreements received from certain equity holders; we determined that such waivers would not jeopardize our status as a REIT.

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

Risks Related to Our Management and Conflicts of Interest

We depend on our manager, ARRM, and particularly key personnel including Mr. Ulm and Mr. Zimmer. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally-managed company, we depend on the diligence, experience and skill of our manager for the selection, acquisition, structuring, hedging and monitoring of our mortgage backed assets and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months. Because we are a new company with no employees, the loss of Mr. Ulm and Mr. Zimmer could harm our business, financial condition, cash flow and results of operations.

Messrs. Ulm and Zimmer have a long term relationship with AVM and we have a contract with AVM to provide clearing and settlement services for our securities and derivative transactions.  We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our expected repurchase agreements. We rely on AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM.  Until we elect to move those services in-house, we will remain dependent on AVM or other third parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of our manager's experience will enable them to fill any needs created by discontinuing a relationship with AVM.

There are conflicts of interest in our relationship with ARRM and its affiliates, which could result in decisions that are not in the best interests of our stockholders or warrant holders.

We are subject to conflicts of interest arising out of our relationship with ARRM and its affiliates. Each of our executive officers and certain of our non-independent directors is also an employee or partner of ARRM and they will not be exclusively dedicated to our business. Each of Mr. Ulm and Mr. Zimmer is a partner and owner of equity interests in ARRM.

In addition, Daniel C. Staton and Marc H. Bell, two of our directors, are principal owners of Staton Bell Blank Check LLC, (“SBBC”), or Sub-Manager, which, in consideration for services to be provided to ARRM under a sub-management agreement is entitled to receive a percentage of the net management fee earned by ARRM from us. As a result, the management agreement with ARRM may create a conflict of interest, and its terms, including fees payable to ARRM, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with ARRM. ARRM maintains a contractual as opposed to a fiduciary relationship with us. The management agreement with ARRM does not prevent ARRM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ARRM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours, and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ARRM and there is no guarantee that this allocation would be made in the best interest of our stockholders or warrant holders. We are not entitled to receive preferential treatment as compared with the treatment given by ARRM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ARRM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ARRM and its respective officers and employees to engage in other business activities may reduce the time spent managing our activities.

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

Termination of the Management Agreement with ARRM without cause is difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreement with ARRM. The Management Agreement provides that, in the absence of cause, it may be terminated by us only without cause and only during any renewal term following the initial 5-year term of the management agreement. ARRM will be provided 180 days prior notice of any such termination by us without cause. Additionally, upon a termination by us without cause, the management agreement provides that we will pay ARRM a termination payment equal to three times the sum of the base management fee received by ARRM during the twelve month period before such termination, calculated as of the effective date of termination. This provision increases the effective cost to us of electing to terminate the management agreement, thereby adversely affecting our inclination to end our relationship with ARRM prior to the expiration of any renewal term, even if we believe ARRM’s performance is not satisfactory.

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

The Management Agreement limits the liability of ARRM and any directors and officers of ARRM for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

In order to qualify and maintain our qualification as a REIT, we must insure:

•

that at least 75% of our gross income each year is derived from certain real estate related sources;

•

that at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets at the end of each calendar quarter;

•

that the remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer, or more than 10% of the total value of the outstanding securities of any one issuer; and

•

that no more than 5% of the value of our assets can consist of securities of any one issuer.

If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. If we fail to qualify as a REIT, we will be subject to federal income tax as a regular corporation and may face substantial tax liability.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. We believe we currently satisfy all the requirements of a REIT. However, the determination that we satisfy all REIT requirements requires an analysis of various factual matters and circumstances that may not be totally within our control. We have not requested, and do not intend to request, a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Accordingly, we are not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, which could make it more difficult or impossible for us to qualify as a REIT.

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

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow. Further, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would decrease cash available for distribution to our stockholders. Complying with REIT requirements may limit our ability to mitigate interest rate risk effectively or may require us to execute our risk mitigation and derivative activities through a taxable REIT subsidiary (“TRS”).

The existing REIT provisions of the Code may substantially limit our ability to hedge Agency Securities and related borrowings, by requiring us to limit our income in each year from hedging transactions, other than qualified REIT hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of our gross income. In addition, we must generally limit our aggregate income from hedging and services from all sources, other than from qualified REIT hedges, to less than 5% of our annual gross income. As a result, we may in the future need to conduct certain hedging and derivative activity through a TRS, the income from which will be fully subject to federal, state and local corporate income tax, and we may have to limit our use of hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect and we meet certain other technical requirements, we could lose our REIT status for federal income tax purposes. Even if our failure was due to reasonable cause, we may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.

As a REIT, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, the non-taxable unrealized changes in the value of our interest rate contracts, or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute 90% of our taxable income as required by the REIT rules. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in Agency Securities.

Plans should consider ERISA risks of investing in our common stock.

Investment in our common stock may not be appropriate for a pension, profit-sharing, employee benefit, or retirement plan, considering the plan’s particular circumstances, under the fiduciary standards of the Employee Retirement Income Security Act, (“ERISA”), or other applicable similar laws including standards with respect to prudence, diversification and delegation of control and the prohibited transaction provisions of ERISA, the Code and any applicable similar laws.

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

Risks Related to Our Securities

The performance or our common stock correlates to the performance of our REIT investments, which may be aggressive, compared to other types of investments.

The investments we make in accordance with our investment objectives may result in a greater amount of risk as compared to alternative investment options, including relatively higher risk of volatility or loss of principal. Our investments may be aggressive and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Future issuances and/or sales of shares of our common stock may depress the market price of our common stock or have adverse consequences for our stockholders.

Our charter provides that we may issue up to 250,000,000 shares of common stock. As of December 31, 2010, 16,441,554 shares of common stock were issued and outstanding and warrants to purchase up to 32,500,000 shares of common stock were issued and outstanding.

We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock.  Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. Also, we may issue additional shares in subsequent public offerings or private placements to acquire new assets or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders' interests.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We intend to continue to make regular cash distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made, subject to Maryland law, at the discretion of our Board and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification and other factors as our Board may deem relevant from time to time. We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions.

Our warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market.

Outstanding redeemable warrants to purchase an aggregate of 32,500,000 shares of our common stock are currently exercisable at an exercise price of $11.00 per share. These warrants likely will be exercised if the market price of the shares of our common stock equals or exceeds the warrant exercise price. Therefore, as long as warrants remain outstanding, there will be a drag on any increase in the price of our common stock in excess of the warrant exercise price. To the extent such warrants are exercised, additional shares of our common stock will be issued, which would dilute the ownership of existing stockholders. Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of our common stock, existing stockholders could suffer substantial dilution of their investment, such dilution could increase in the event the warrant exercise price is lowered.

Our stock price could fluctuate and could cause you to lose a significant part of your investment.

The market price of our securities may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•

changes in financial estimates by analysts;

•

fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•

general economic conditions;

•

changes in market valuations of similar companies;

•

regulatory developments in the United States; and

•

additions or departures of key personnel at ARRM.

Resulting fluctuations in our stock price could cause you to lose a significant part of your investment.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Facilities

We do not own any real estate or other physical properties. We maintain our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

Our company and our manager are not currently subject to any legal proceedings.

Item 4. Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock and warrants are currently listed on the NYSE Amex under the symbols “ARR”, and “ARR-WS”, respectively. The following table sets forth the range of high and low closing prices for the common stock and warrants for the period indicated since the consummation of the business combination with Enterprise on November 5, 2009:

	Common Stock		Warrants
	High	Low	High	Low
Quarter ended December 31, 2010	$8.02	$7.05	$0.09	$0.05
Quarter ended September 30, 2010	7.70	6.12	0.08	0.04
Quarter ended June 30, 2010	8.50	6.36	0.17	0.05
Quarter ended March 31, 2010	8.45	6.30	0.20	0.10
Period from November 6, 2009 to December 31, 2009	$9.00	$7.35	$0.25	$0.15

On March 7, 2011, the per share price of our common stock as reported on the NYSE Amex was $7.44.

Holders of Common Equity

As of March 9, 2011, we had one stockholder of record of our outstanding common stock, and two holders of record of our outstanding warrants. We believe that there are a greater number of beneficial owners of shares of our common stock and warrants.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board deems relevant. For the year ended December 31, 2010, we paid $1.52 per share to common stockholders of record as of the applicable record dates and paid an additional $0.02 of 2010 income on January 28, 2011. Of the $1.54 per share, 94.1% represented ordinary income and 5.9% represented capital gain. There was no return of capital for tax purposes. These dividends are taxable as 2010 income to holders of shares of our common stock. Commencing in January 2011, we intend to declare and pay cash dividends to our stockholders on a monthly, rather than quarterly basis. On January 28, 2011 and February 25, 2011, we paid cash dividends of $0.12 per common share to holders of record on January 15, 2011 and February 15, 2011, respectively.

Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at January 1, 2010, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”), (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Returns
Assumed Initial Investment of $100
130
120
110
100
90
80
70
1/1/2010
2/1/2010
3/1/2010
4/1/2010
5/1/2010
6/1/2010
7/1/2010
8/1/2010
9/1/2010
10/1/2010
11/1/2010
12/1/2010
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
ARMOUR Residential REIT

Item 6. Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K for the years ended December 31, 2010, 2009 and 2008. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Form 10-K. Results of operations for the periods prior to the Business Combination are those of Enterprise.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance Sheet Data
Total Assets	$1,209,223,950	$126,693,608	$250,189,469
Repurchase Agreements	$971,675,658	$46,388,602	$-
Payable for unsettled securities	$125,418,369	$58,559,479	$-
Statement of Income Data
Interest Income	$12,176,123	$446,598	$5,425,560
Interest Expense	(1,319,333)	(14,153)	-
Net Interest Income	10,856,790	432,445	5,425,560
Operating Expenses	$1,683,463	$2,026,925	$2,309,375
Net Income (Loss)	$6,536,857	$(1,149,427)	$1,074,435
Earnings per share – common stock, basic and diluted	$1.12	$(0.11)	$0.02
Weighted average shares outstanding	5,854,568	20,459,664	23,750,001
Cash dividends declared per common share	$1.54	$0.13	$-
Key Portfolio Statistics
*Average Agency Securities (1)	$369,193,381	$10,670,293	$-
Average Repurchase Agreements (2)	$362,183,283	$5,531,866	$-
Equity (3)	$108,708,577	$21,491,096	$166,383,633
Average Portfolio Yield (4)	3.29%	4.59%	-%
Average Cost of Funds (5)	0.45%	0.72%	-%
Interest Rate Spread (6)	2.85%	3.87%	-%
Return on Equity (7)	6.0%	(5.3)%	1.0%
Average Annual Portfolio Repayment Rate (8)	13.0%	8.60%	-%
Debt to Equity (at period end) (9)	8.94:1	2.16:1	-
Debt to Additional Paid in Capital (at period end) (10)	8.32:1	2.05:1	-

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

(3)

Our shareholders’ equity is ending stockholders’ equity for the period.

(4)

Our average portfolio yield was calculated by dividing our net interest income by our average Agency Securities.

(5)

Our average cost of funds was calculated by dividing our total interest expense (including interest rate contracts) by our average borrowings.

(6)

Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.

(7)

Our return on equity was calculated by dividing net income by equity.

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

References to “we”, “us”, “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which became a wholly-owned subsidiary of ARMOUR after completion of the business combination described below.

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

Our Manager

We are managed by ARRM pursuant to a management agreement between ourselves and ARRM.  As an externally-managed company, we depend on the diligence, experience and skill of ARRM for the selection, acquisition, structuring, hedging and monitoring of our Agency Securities and associated borrowings.  Pursuant to the management agreement, ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity (including initial gross merger equity as well as any future equity raised), as measured as of the date of determination, regardless of our performance.  The management agreement became effective on November 6, 2009 and has an initial term of 5 years; following the initial term, the management agreement automatically renews for successive 1-year renewal terms unless we or ARRM give notice to the respective other of its intent not to renew the agreement 180 days prior to the expiration of the initial term or any renewal term, as applicable.  On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12th of 1% of gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50.0 million or greater, inclusive of gross merger equity. Thereafter, the monthly management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1.0 billion and (b) 0.75% of gross equity raised in excess of $1.0 billion, with a monthly minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity). There is no incentive compensation payable to ARRM pursuant to the management agreement.

Enterprise Acquisition Corp. (prior to November 6, 2009)

Enterprise was a Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

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

As of December 31, 2010, our Agency Security portfolio, both trades that have settled and forward settling trades that we have committed to settle, consisted of approximately $1.2 billion, in market value, of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and 15 years.

The following table represents key data regarding our results of operations since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Unsettled Security Purchases	Equity	Shares Outstanding	Book Value Per Share	Quarterly Dividends Declared	Quarterly Diluted Earnings (Loss) Per Share
December 31, 2010	$1,161,850,680	$971,675,658	$125,418,369	$108,708,577	16,441,554	$6.61	$0.38	$0.71
September 30, 2010	540,070,197	490,727,022	11,130,519	54,035,550	7,414,054	7.29	0.36	(0.06)
June 30, 2010	477,579,500	334,703,323	114,870,537	54,319,365	7,414,054	7.33	0.40	(0.22)
March 31, 2010	164,583,811	168,525,093	-	21,417,725	2,304,054	9.30	0.40	0.13
December 31, 2009	118,648,724	46,388,602	58,559,479	21,491,096	2,304,054	9.33	-	(0.08)

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

ARRM, our manager, is entitled to receive a monthly management fee that is based on our equity (as defined in our management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business see “Risk Factors”.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption

During the past few years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements. While these markets recovered a great deal in 2010, further increased volatility and deterioration in the broader residential mortgage and Residential Mortgage Back Securities (“RMBS”) markets may adversely affect the performance and market value of the Agency Securities and other high quality RMBS. As a result, values for RMBS, including some Agency Securities, have been negatively impacted. Further increased volatility and deterioration in the broader RMBS markets may adversely affect the performance and market value of the Agency Securities in which we invest. In addition, we rely on the availability of financing to acquire Agency Securities on a leveraged basis. As values for certain types of Agency Securities declined many lenders in the Agency Securities market tightened their lending standards, and in some cases, withdrew financing of residential mortgage assets and Agency Securities. Our lenders may have owned or financed RMBS that have declined in value and caused them to incur losses. Although market conditions have returned to more normal circumstances, if they were to worsen again, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, any of which could make it more difficult or costly for us to obtain financing.

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

In addition, the U.S. Federal Reserve initiated a program in 2008 to purchase $200.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.3 trillion in Agency Securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. This purchase program was completed on March 31, 2010. It is unclear the degree to which the completion of this program and withdrawal of substantial demand for Agency Securities by the Federal Reserve will affect the price and liquidity of Agency Securities. We are unable to predict whether or when the US Treasury or the Federal Reserve will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition. It is unclear the timing or manner in which the Federal Reserve might dispose of the Agency Securities it has acquired and, consequently, any impact on the Agency Securities market and the Agency Securities we hold.

In February 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. This action temporarily decreased the value of these securities until complete details of the programs and the timing were announced and reduced our yield in the months of repayment. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent.

We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Treasury Market Intervention

One of the main factors impacting market prices was the U.S. Federal Reserve’s program to purchase agency securities which had commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of agency securities was purchased. While these purchases have ended, the program continues to impact the market supply as the government settles short sales and failed purchases. In addition, through the course of 2009, the U.S. Treasury purchased $250 billion of agency securities. An effect of these purchases has been an increase in the prices of agency securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time which affects the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. We believe the largest risk is that if the government decides to sell significant portions of its portfolio, then we may see meaningful price declines.

Financial Regulatory Reform Bill and Other Government Activity

Certain programs initial by the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is multi-faced plan that also is intended to prevent residential mortgage foreclosures. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of agency securities could be that such holders would experience changes in the anticipated yields of their agency securities due to (i) increased prepayment rates and (ii) lower interest and principal payments.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for agency securities and interest rate swaps as much of the legislation implementation has not yet been defined by the regulators.

In November 2010, the U.S. Federal Reserve announced a program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. One of the effects of this program may be to increase the price of agency securities, which may also decrease our net interest margin. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market value.

In February 2011, the U.S. Department of the Treasury, along with the U.S. Department of Housing and Urban Development, released a report titled “Reforming America’s Housing Finance Market” to Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for agency securities as the method of reform is undecided and has not yet been defined by the regulators.

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

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds Rate and the Effective Federal Funds Rate. The Effective Federal Funds Rate can differ from the Federal Funds Rate in that the Effective index represents the volume weighted average of interest rates at which depository institutions lend balance at the Federal Reserve to other depository institutions overnight (actual transactions, rather than target rate).

 Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target and the Effective Federal Funds Rate. The difference between 30-day LIBOR and the Effective Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows 30-day LIBOR as compared to the Effective Federal Funds rate at each period end:

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
December 31, 2010	0.26%	0.13%
September 30, 2010	0.26	0.15
June 30, 2010	0.35	0.09
March 31, 2010	0.25	0.09
December 31, 2009	0.23	0.05

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

The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for 2009 for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate
December 31, 2010	10.8%
September 30, 2010	11.1
June 30, 2010	15.4
March 31, 2010	14.5
December 31, 2009	8.6

Book Value per Share

As of December 31, 2010, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $6.61, a decrease of $2.72 from $9.33 at December 31, 2009. This decline was attributable to shareholder dilution from a total of three underwritten follow-on public offerings of an aggregate of 14,137,500 shares of common stock and a steepening of the yield curve in the fourth quarter of 2010, which affected our assets more on a per share basis than our interest rate contracts. Although we attempt to structure our interest rate contracts to offset the changes in asset prices, they are not perfectly correlated, and depend on the corresponding durations and section of the yield curve that moves to offset each other. Our interest rate contracts, which consist of using interest rate swaps and Eurodollar futures to act to fix the borrowing cost on a portion of our financing and generally help to mitigate some of the change in our book value. Generally, the value of our interest rate contracts move in the opposite direction of the value of our

Agency Securities. In an environment of very low interest rates, further interest rate reductions may cause the value of interest rate swap contracts and Eurodollar futures positions to decline more than the absolute and pro rata increase in the value of our Agency Securities. For the year ending December 31, 2010, our Eurodollar futures and interest rate swap contract positions declined by $2.5 million, and our Agency Securities decreased by $4.3 million in value.  For the year ended December 31, 2009, our Eurodollar futures increased by $0.05 million. We had no interest rate swap contract positions as of December 31, 2009.

Investments

Agency Securities

As of December 31, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.44%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2010, we had approximately $49.6 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. All unsettled purchases of securities as of December 31, 2010, were settled in January and February 2011. As of December 31, 2010, our investment portfolio of settled securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	4.8%	7	$47,989,156	3.67%	$104.31	$50,058,987	$104.45	$50,126,097
19-36	3.3	29	32,967,374	4.00	103.71	34,192,034	104.37	34,407,131
37-60	25.0	52	247,952,187	4.00	103.93	257,686,509	104.44	258,969,161
61-84	32.5	78	325,954,726	3.87	104.26	339,833,155	103.34	336,849,193
85+	4.4	114	44,397,480	4.07	105.39	46,789,017	102.66	45,578,166
Total averages	70.0%	64	$699,260,923	3.92%	$104.19	$728,559,702	$103.81	$725,929,748

Fixed Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	63	$1,171,170	6.15%	$107.23	$1,255,843	$108.53	$1,271,054
91-180	29.9	172	295,562,459	4.33	105.19	310,903,484	104.65	309,319,711
Total averages	30.0%	171	$296,733,629	4.34%	$105.20	$312,159,327	$104.67	$310,590,765

All Settled Securities as of December 31, 2010

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total Averages	100.0%	$995,994,552	4.04%	$104.50	$1,040,719,029	$104.07	$1,036,520,513

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. We review the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of December 31, 2010, we had committed to purchase securities for settlements in January and February of 2011. The information below was current as of December 31, 2010, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Adjustable Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	63.6%	27	$76,288,258	3.22%	$104.60	$79,799,280	$104.41	$79,653,941

Fixed Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	36.4%	179	$44,184,981	4.00%	$103.12	$45,561,900	$103.38	$45,676,226

All Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$120,473,239	3.51%	$104.06	$125,361,180	$104.03	$125,330,167

All Settled and Forward Settle Securities as of December 31, 2010

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$1,116,467,791	3.98%	$104.44	$1,166,080,209	$103.73	$1,161,850,680

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. We review the pricing to ensure that current market conditions are properly represented.

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

Adjustable Rate Settled Securities as of December 31, 2009

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.5%	1.6	$5,568,961	2.79%	$102.03	$5,681,963	$102.34	$5,699,059
19-36	2.7	30.4	1,512,149	5.38	102.60	1,551,508	105.27	1,591,791
37-60	39.1	54.5	22,268,269	5.50	105.18	23,421,507	105.64	23,523,759
61-80	17.9	66.4	10,214,641	5.43	105.61	10,787,220	105.64	10,790,323
Total averages	69.2%	49.4	$39,564,020	5.11%	$104.76	$41,442,198	$105.17	$41,604,932

Fixed Rate Settled Securities as of December 31, 2009

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	2.9%	73.3	$1,628,086	6.18%	$107.11	$1,743,902	$106.87	$1,739,867
91-180	27.9	167.2	16,026,317	4.97	106.18	17,016,808	104.72	16,782,673
Total averages	30.8%	158.4	$17,654,403	5.08%	$106.27	$18,760,710	$104.92	$18,522,540

All Settled Securities as of December 31, 2009

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total Averages	100.0%	$57,218,423	5.10%	$105.23	$60,202,908	$105.10	$60,127,472

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. We review the pricing to ensure that current market conditions are properly represented.

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

Fixed Rate Forward Settle Securities as of December 31, 2009

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. We review the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac, and Ginnie Mae at December 31, 2010:

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage Of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac, and Ginnie Mae at December 31, 2009:

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage Of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae Certificates	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae Certificates	15,150,000	12.8
Total Securities	$118,648,724	100.0%

As of December 31, 2010 and December 31, 2009, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed interest rates for an average period of approximately 64 and 49 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury, (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap, after the initial adjustment cap, on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, eleven of which we had done repurchase trades with as of December 31, 2010 and three of which we had done repurchases trades with as of December 31, 2009. We had outstanding balances under our repurchase agreements at December 31, 2010 and December 31, 2009 of $971.7 million and $46.4 million, respectively.

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

As of December 31, 2010 and December 31, 2009, we had entered into $214.0 million and $21.0 million (notional amount), respectively, of Eurodollar Futures contracts used as interest rate swap equivalents traded in 2,361 and 292 individual contract transactions, respectively. Eurodollar Futures are traded on the Chicago Mercantile Exchange (CME) and have limited counterparty risk because of daily mark-to-market and collateral requirements.  In addition, substantial credit support for the futures contracts is provided by the CME. These Eurodollar future contracts are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.  In addition, during the year ended December 31, 2010, we added ten interest rate swap contracts with an aggregate notional balance of $155.0 million.

Results of Operations

We commenced our operations in November 2009 upon completion of the merger with Enterprise. During the year ended December 31, 2010, we completed three underwritten follow-on public offerings of an aggregate of 14,137,500 shares of common stock. Net proceeds for the three offerings were approximately $94.1 million. Under our investment strategy, a period of time is required to deploy investment capital. Consequently, comparison of quarter over quarter data, especially of gross numbers, may not be meaningful, or useful in predicting future results.

Fiscal year ended December 31, 2010 Compared to Fiscal year ended December 31, 2009

Our primary source of income is the interest income we earn on our investment portfolio. Our net income attributable to stockholders for the year ended December 31, 2010, was $6.5 million, or $1.12 per weighted average share. These results compare to a net loss of $(2.3) million or $(0.11), per weighted average share for the year ended December 31, 2009. The main drivers of the difference were the implementation of ARMOUR’s investment strategy, offset by unrealized losses from our interest rate contracts and the expenses related to the merger of Enterprise and ARMOUR.

Our net interest income for the year ended December 31, 2010, was $10.9 million compared to $0.4 million for the year ended December 31, 2009. As of December 31, 2010, our Agency Securities portfolio consisted of $1.2 billion of securities, including $125.3 million of current carrying value of forward settle security sales. As of December 31, 2009, our Agency Securities portfolio consisted of $118.6 million of securities, including $58.5 million of current carrying value of forward settle security sales.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented:

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 31, 2010	3.42%	0.47%	2.95%	0.34%
September 30, 2010	3.32	0.44	2.88	0.27
June 30, 2010	2.98	0.37	2.61	0.30
March 31, 2010	3.06	0.38	2.68	0.27
December 31, 2009	4.59	0.72	3.86	0.26

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended December 31, 2010, was 10.8% on a Constant Prepayment Basis (CPR) compared to 8.6% for the quarter ended December 31, 2009. Over the longer term, prepayment rates will likely be higher than recent history due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

As of December 31, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.44%, due to the average interest rates on these securities being higher than prevailing market rates.

The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. LIBOR was 0.26% at December 31, 2010. During the year ended December 31, 2010, we realized losses of $414,923, related to our interest rate contracts compared to $0 for the year ended December 31, 2009. We increased our total Eurodollar future swap equivalent notional amount from $21.0 million at December 31, 2009 to $214.0 million at December 31, 2010, with a weighted average swap equivalent rate of 1.56% and weighted average term of 38 months. In addition, during the year ended December 31, 2010, we added ten interest rate swap contracts with an aggregate notional balance of $155.0 million, a weighted average swap rate of 1.12% and a weighted average term of 39 months.

Our total operating expenses for the year ended December 31, 2010, were $1.7 million as compared to $2.0 million for the year ended December 31, 2009. Operating expenses for the year ended December 31, 2010, related to the maintenance of our investment portfolio while operating expenses for the year ended December 31, 2009, related to Enterprise being a SPAC that was primarily engaged in efforts to find suitable candidates with which to merge.

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) as of December 31, 2010, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes, and not our net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”) as reported in the accompanying consolidated financial statements.

For the year ended December 31, 2010, our estimated REIT taxable income was approximately $9.2 million. The most significant difference was the unrealized loss on interest rate contracts which is reflected in GAAP earnings but does not reduce REIT taxable income.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2010:

	Payments Due By Period
Obligations:	Total	Less Than 1 year	2-3 Years	4-5 Years
Repurchase Agreements (1)	$971,675,658	$971,675,658	$-	$-
Related Party Fees (2)	9,302,965	1,860,593	3,721,186	3,721,186
Board of Directors fees (3)	1,375,000	275,000	550,000	550,000
Total	$982,353,263	$973,811,251	$4,271,886	$4,271,886

(1)

Excludes interest on Repurchase Agreements.

(2)

Represent fees to be paid to ARRM under the terms of our Management Agreement with them (Refer to Note 7 to our Consolidated Financial Statements entitled “Commitments and Contingencies” for further detail). On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12th of 1% until gross equity raised is more than $50.0 million. Thereafter, the monthly management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1.0 billion and (b) 0.75% of gross equity raised in excess of $1.0 billion, with a monthly minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity).

(3)

Represents fees to be paid to the Board of Directors as stated in our S-11/A filed with the SEC on October 8, 2010.

We had contractual commitments under Eurodollar Futures and interest rate swap contracts as of December 31, 2010. Our total Eurodollar future swap equivalent notional amount at December 31, 2010, was $214.0 million, with a weighted average swap equivalent rate of 1.56% and weighted average term of 38 months. Our interest rate swap contracts were a total aggregate notional amount of $155.0 million, a weighted average swap rate of 1.12% and a weighted average term of 39 months as of December 31, 2010.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the year ended December 31, 2010, we purchased, $1.2 billion current face amount of Agency Securities using proceeds from the equity raises, repurchase agreements, principal repayments and cash. During the year ended December 31, 2010, we received cash of $78.2 million, from prepayments and scheduled amortization on our investment securities and we received $94.1 million from equity issuances. We had a net cash increase from our repurchase agreements of $925.3 billion for the year ended December 31, 2010. We made cash interest payments of approximately $0.9 million on our borrowings for the year ended December 31, 2010. Part of funding our operations includes providing cash margin to offset liability balances on our interest rate contracts. This required $4.4 million of cash to be placed in a restricted account with our counterparty as of the year ended December 31, 2010. If rates increase over time, we may recover some or all of this cash.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have Master Repurchase Agreements, which are uncommitted repurchase facilities, with 14 lending counterparties to finance the portfolio, subject to certain conditions, and have borrowings outstanding with eleven of these counterparties.

On April 29, 2010, we paid a first quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on March 15, 2010.

On July 29, 2010, we paid a second quarter 2010 cash dividend of $0.40 per common share, or $0.9 million in the aggregate, to holders of record on June 3, 2010.

On October 29, 2010, we paid a third quarter 2010 cash dividend of $0.36 per common share, or $2.7 million in the aggregate, to holders of record on September 23, 2010.

On December 27, 2010, we paid a fourth quarter 2010 cash dividend of $0.36 per common share, or $4.3 million in the aggregate, to holders of record on December 20, 2010.

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

On December 10, 2010, we announced that a monthly dividend rate of $0.12 will be payable for each of the three months in the first fiscal quarter of 2011.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize corporate income tax and the nondeductible excise tax. However, REIT taxable income is calculated according to the requirements of the Code rather than GAAP which can cause differences between GAAP income reported by us and taxable income calculated to determine distribution requirements to stockholders. These differences are primarily due to non-taxable unrealized changes in the value of our interest rate contracts. These differences may be large and can be either positive or negative variances from GAAP income. In addition, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to minimize corporate income tax and the nondeductible excise tax.

On June 21, 2010, we completed an underwritten secondary public offering of 5,110,000 shares of common stock. An additional 766,500 shares of common stock could have been issued pursuant to the underwriters’ over-allotment option at $6.75 per share. This option expired on July 31, 2010. Net proceeds were $32.1 million, net of issuance costs of approximately $2.4 million.

On November 9, 2010, we completed an underwritten secondary public offering of 4,600,000 shares of common stock at $7.25 per share, including 600,000 shares of common stock issued pursuant to the full exercise of the underwriters' over-allotment option. Proceeds were $31.0 million, net of issuance costs of approximately $2.4 million.

On December 22, 2010, we completed an underwritten secondary public offering of 4,427,500 shares of common stock at $7.50 per share, including 577,500 shares of common stock issued pursuant to the full exercise of the underwriters’ over-allotment option. Proceeds were $31.0 million, net of issuance costs of approximately $2.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2010 and December 31, 2009, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity Sources—Repurchase Facilities

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2010:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Guggenheim Liquidity Securities, LLC	$141,026,000	$4,425,424	56	14.5%
South Street Securities LLC	135,297,000	6,204,002	29	13.9
Goldman, Sachs & Co.	132,638,000	6,424,071	19	13.7
MF Global Inc.	127,809,000	4,197,001	56	13.2
Cantor Fitzgerald & Co.	111,982,000	7,658,536	16	11.5
Nomura Securities International, Inc.	95,228,000	2,037,191	40	9.8
RBS Securities Inc.	86,535,658	4,774,360	18	8.9
UBS Securities LLC	46,535,000	2,805,301	27	4.8
Mizuho Securities USA Inc.	39,826,000	1,593,285	10	4.0
Jefferies and Company, Inc.	31,822,000	426,829	10	3.3
Daiwa Securities America Inc.	22,977,000	1,690,799	18	2.4
Total	$971,675,658	$42,236,799		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

The following table presents certain information regarding our risk exposure on our repurchase agreements as of December 31, 2009:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman Sachs & Company	$31,692,000	$1,683,203	81	68.3%
MF Global Inc.	10,730,188	385,340	22	23.1
South Street Securities, LLC	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

As of December 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.3% (weighted by borrowing amount). As of December 31, 2009, the weighted average margin requirement, under all our repurchase agreements was approximately 5.4%. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due by us to the counterparty to be payable immediately.

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

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for Agency Securities, we may experience margin calls monthly or more frequently. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our master repurchase agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At December 31, 2010 and December 31, 2009, our total borrowings were approximately $971.7 million and $46.4 million (excluding accrued interest), respectively, which represented a leverage ratio of approximately 8.94:1 and 2.16:1, respectively.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

Revenue Recognition: Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities is amortized or accreted into interest income over the actual lives of the securities.

Market Valuation of Investment Securities: We invest in Agency Securities representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our securities as available for sale. All assets that are classified as available for sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. We utilize a third party pricing service to value our portfolio. The pricing service incorporates common market pricing methods including a spread measurement to the Treasury yield curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security. We ensure current market conditions are represented by obtaining quoted prices for similar assets from dealers.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Impairment of Assets: We assess our investment securities for other than temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other than temporary.” In deciding on whether or not a security is other than temporarily impaired, we use a two step evaluation process. First, we determine whether we have made any decision to sell a security that is in an unrealized loss position, or, if not, is it more likely than not that we will be forced to sell the security prior to recovering its amortized cost basis. If we determine that the answer to either of these questions is “yes” then the security is considered other than temporarily impaired. There were no such impairment losses recognized during the periods presented.

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

We fund the purchase of a substantial portion of our ARM-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock. Most of our adjustable rate assets are based on the one-year CMT rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

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

The sensitivity analysis tables presented below show the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2010 and December 31, 2009, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of December 31, 2010

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(19.58)%	(2.40)%
0.50	(11.55)	(1.12)
(0.50)	5.35	0.93
(1.00)	(1.14)	1.70

As of December 31, 2009

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(6.09)%	(1.12)%
0.50	(2.73)	(0.55)
(0.50)	(1.12)	0.78
(1.00)	(3.89)	0.99

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our interest rate contracts, should interest rates immediately change. Given the low level of interest rates at December 31, 2010 and December 31, 2009, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our consolidated balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes to the Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-1 of this Annual Report on Form 10-K, are incorporated by reference to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our management, including our Co-Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding us and our subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information we must disclose in our periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Management Report On Internal Control Over Financial Reporting

                Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of financial statements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Scott J. Ulm	52	Co-Chief Executive Officer, Vice Chairman, Chief Investment Officer and Head of Risk Management
Jeffrey J. Zimmer	53	Co-Chief Executive Officer, Vice Chairman, President and Chief Financial Officer
Daniel C. Staton	57	Chairman
Marc H. Bell	42	Director
Thomas K. Guba	60	Independent Director
John P. Hollihan, III	60	Independent Director
Stewart J. Paperin	62	Independent Director
Jordan Zimmerman	54	Independent Director
Robert C. Hain	57	Independent Director

Below is a summary of the business experience of each of our executive officers and directors.

Scott J. Ulm has been the Co-Chief Executive Officer, Co-Vice Chairman, Chief Investment Officer and Head of Risk Management of ARMOUR since November 2009.  Mr. Ulm has served as Co-Chief Executive Officer of ARRM since March 2008.  Mr. Ulm has 23 years of structured finance and debt capital markets experience, including mortgage-backed securities.  Mr. Ulm has advised numerous U.S., European, and Asian financial institutions and corporations on balance sheet and capital raising matters.  From 2005 to 2009, Mr. Ulm was Chief Executive Officer of Litchfield Capital Holdings. From 1986 to 2005, he held a variety of senior positions at Credit Suisse both in New York and London including Global Head of Asset-Backed Securities, Head of United States and European Debt Capital Markets and the Global Co-Head of Collateralized Debt Obligations, both cash and synthetic. While at Credit Suisse, Mr. Ulm was responsible for the underwriting and execution of more than $100 billion of mortgage and asset-backed securities.   At Credit Suisse, he was a member of the Fixed Income Operating Committee and the European Investment Banking Operating Committee. Mr. Ulm holds a B.A. summa cum laude from Amherst College, an M.B.A. from Yale School of Management and a J.D. from Yale Law School.

As a result of Mr. Ulm’s 24 years of experience in structured finance and debt capital markets, including mortgage-backed securities, he is able to provide valuable business, leadership, and management advice to the board of directors in many critical areas.

Jeffrey J. Zimmer has been the Co-Chief Executive Officer, Co-Vice Chairman, President and Chief Financial Officer of ARMOUR since November 2009.  Mr. Zimmer has served as Co-Chief Executive Officer of ARRM since March 2008.  Mr. Zimmer has significant experience in the mortgage-backed securities market over a 25 year period.  From September 2003 through March 2008, he was the co-founder and Chief Executive Officer of Bimini Capital Management, Inc., or Bimini, a publicly traded REIT which in 2005 managed over $4.0 billion of agency mortgage assets and approximately $4.0 billion in short term repurchase liabilities, as well as $100.0 million on long term debt. Subsequent to Bimini’s purchase of an ALT-A mortgage origination platform in late 2005, Bimini decreased the agency mortgage portfolio to finance the origination business. At the end of 2005, 2006 and 2007 agency assets under management were approximately $3.8 billion, $3.0 billion and $972 million respectively. As of March 31, 2008, agency assets under management were $0.6 billion. From 1990 to 2003, he was a managing Director at RBS/Greenwich Capital in the Mortgage-Backed and Asset-Backed Department where he held various positions that included working closely with some of the nation's largest mortgage banks, hedge funds, and investment management firms on various mortgage-backed securities investments.  Mr. Zimmer was employed at Drexel Burnham Lambert in the institutional mortgage-backed sales area from 1984 until 1990.  He received his M.B.A. in finance from Babson College and a B.A. in economics and speech communication from Denison University.

As a result of Mr. Zimmer’s 25 years of experience in the mortgage-backed securities market, including serving as president and chief executive officer of a publicly-traded REIT, he is able to provide valuable business, leadership, and management advice to the board of directors in many critical areas.

Daniel C. Staton was the President, CEO and Director of Enterprise Acquisition Corp. from its inception until its merger with ARMOUR and has been the Non-Executive Chairman of ARMOUR since November 2009.  Mr. Staton has more than 10 years' experience sourcing private equity and venture capital investments.  Since 2003, he has been Managing Director of private equity firm Staton Capital LLC.  Between 1997 and 2007, Mr. Staton was President of The Walnut Group, a private investment firm, where he served as initial investor Director of Build-A-Bear Workshop, initial investor in Deal$: Nothing Over a Dollar (until its sale to Supervalu Inc.), and Director of Skylight Financial.  Prior to The Walnut Group, Mr. Staton was General Manager and Partner of Duke Associates from 1981 until its IPO in 1993, and then served as Chief Operating Officer and Director of Duke Realty Investments, Inc. (NYSE: DRE) until 1997.  Mr. Staton also served as Chairman of the Board of Storage Realty Trust from 1997 to 1999, when he led its merger with Public Storage (NYSE: PSA), where he continues to serve as a Director.  Mr. Staton supplements his professional network by co-producing and investing in numerous Broadway musicals as well as relationships with not-for-profit organizations.  Mr. Staton majored in Finance at the University of Missouri and holds a B.S. degree in Specialized Business from Ohio University and a B.S. degree in Business (Management) from California Coast University.

Mr. Staton has extensive experience serving on the boards of directors of private and public companies and sourcing private equity and venture capital investments and brings significant corporate governance expertise to the board of directors.

Marc H. Bell was the Chairman of the Board of Directors and Treasurer of Enterprise from its inception until its merger with ARMOUR and has been a director of ARMOUR since November 2009.  Mr. Bell has served as Managing Director of Marc Bell Capital Partners LLC, an investment firm which invests in media and entertainment ventures, real estate, and distressed assets, since 2003, and has also served as the President and Chief Executive Officer of FriendFinder Networks Inc., a leading internet-based social networking and multimedia entertainment company, since 2004.  Previously, Mr. Bell was the founder and President of Globix Corporation, a full-service commercial Internet Service Provider with data centers and a private network with over 20,000 miles of fiber spanning the globe.  Mr. Bell served as Chairman of the Board of Globix Corporation from 1998 to 2002 and Chief Executive Officer from 1998 to 2001.  Mr. Bell was also a member of the Board of Directors of EDGAR Online, Inc. (NASDAQ: EDGR), an Internet-based provider of filings made by public companies with the SEC, from 1998 to 2000.  Mr. Bell has also been a co-producer of Broadway musicals, and serves as a member of the Board of Trustees of New York University and New York University School of Medicine.  Mr. Bell holds a B.S. degree in Accounting from Babson College and an M.S. degree in Real Estate Development from New York University.

Mr. Bell's past experience as managing director of an investment firm, as well as serving on the board of directors of several public companies, allows him to provide valuable business, leadership, and management advice to the board of directors in many critical areas.

Thomas K. Guba has been a director of ARMOUR since November 2009 and has been the senior executive or head trader of various Wall Street mortgage and government departments in his 34 years in the securities business. From 2002 through 2008, Mr. Guba was President and Principal of the Winter Group, a fully integrated mortgage platform and money management firm. He was Managing Director of Structured Product Sales at Credit Suisse First Boston from 2000 to 2002, Managing Director and Department Manager of Mortgages and U.S. Treasuries at Donaldson Lufkin Jenrette, which was subsequently purchased by Credit Suisse First Boston from 1994 to 2000, Executive Vice President and Head of Global Fixed Income at Smith Barney from 1993 to 1994, Managing Director of the Mortgage and U.S. Treasuries Department at Mabon Securities from 1990 to 1993, Senior Vice President and Mortgage Department Manager at Drexel Burnham Lambert from 1984 to 1990, Senior Vice President and Head Mortgage Trader at Paine Webber from 1977 to 1984, and a trader of mortgaged backed securities at Bache & Co. from 1975 to 1977. Mr. Guba was also a Second Lieutenant, Military Police Corps, in the United States Army from 1972 to 1974. Mr. Guba holds a B.A. in political science from Cornell University and a M.B.A. in finance from New York University.

Mr. Guba's past experience on Wall Street allows him to provide valuable insights and advice to the board of directors, particularly as it pertains to the capital markets.

John “Jack” P. Hollihan, III has been a director of ARMOUR since November 2009, has over 25 years of investment banking and investment experience.  Mr. Hollihan has served as the lead independent director of City Financial Investment Company Limited (London) since 2005 and Executive Chairman of Litchfield Capital Holdings (Connecticut). From 2000 to 2002, Mr. Hollihan was the Head of European Industry Investment Banking for Banc of America Securities (“BAS”), where he was a member of the BAS European Capital Committee and Board, and where he had responsibility for a loan book of $8 billion. Prior to that, from 1986 to 2000, Mr. Hollihan was Head of Global Project and Asset Based Finance and Leasing at Morgan Stanley and was a member of the Morgan Stanley International Investment Banking Operating Committee. In that capacity, he managed $45 billion in asset based and structured financings and leasing arrangements. He is a former trustee of American Financial Realty Trust (NYSE: AFR). Mr. Hollihan holds a B.S. (Wharton) and B.A. degrees from the University of Pennsylvania, and a J.D. from the University of Virginia School of Law.

Mr. Hollihan's 25 years of investment banking and investment experience provide valuable insights and advice to the board of directors, particularly as it pertains to the capital markets.

Stewart J. Paperin has been a director of ARMOUR since November 2009 and served as a member of Enterprise Board of Directors from its inception to its business combination with ARMOUR. Mr. Paperin has served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, since 1996, where he oversees financial, administrative and economic development activities. From 1996 to July 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and since July 2005 has served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services which was controlled by Brooke Group, from 1989 to 1991. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1989 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin also served as a member of the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (NYSE Amex: BTC).  Mr. Paperin holds a B.A. degree and an M.S. degree from the State University of New York at Binghamton. He is a member of the Council on Foreign Relations and was awarded an honorary Doctor of Humane Letters by the State University of New York.

Mr. Paperin's pertinent experience, qualifications, attributes and skills include financial literacy and expertise, and allows him to provide significant expertise in accounting and financial matters and in analyzing and evaluating financial statements.

Jordan Zimmerman has been a director of ARMOUR since November 2009 and has served as a member of Enterprise Board of Directors from its inception to its business combination with ARMOUR. Mr. Zimmerman is Founder and Chairman of Zimmerman Advertising, the 15th largest advertising agency in the country, with published annual billings in excess of $2 billion. Since its founding in 1984, Mr. Zimmerman led his agency from its origin as a regional automotive advertising agency into a national retail firm, with more than 1,000 associates and 22 offices, serving clients in virtually every retail sector, including: fast food, sports, real estate, spirits, furniture, financial services, office supply retailers, travel and retail discounters. Zimmerman Advertising clients include: HH Gregg, Longs Drugs, Crocs, Six Flags, Miami Dolphins, Papa John's, Fris Vodka, AutoNation, Nissan, Lennar Homes, ShopKo, Value City, Mattress Firm, Vitamin Shoppe, Wickes Furniture, S&K Men's Warehouse and Office Depot. In 1999, Mr. Zimmerman sold Zimmerman Advertising to Omnicom, a leading global marketing and corporate communications company and a premier holding company for such top advertising agencies as BBDO, DDB, TBWA Chiat and others. Mr. Zimmerman was recognized as the University of South Florida Alumni Entrepreneur of the Year in 1991. In 2004, he was one of ten people honored with South Florida Business Journal's Diamond Award. Most recently, South Florida CEO Magazine honored Mr. Zimmerman as their “One Hundred Most Powerful People in South Florida”. Mr. Zimmerman has supported and led many local and national nonprofit organizations and charities, including: Make a Wish Foundation, Crohn's and Colitis Foundation and Songs for Love. He is a member of the Board for Take Stock in Children, Pine Crest School of Boca Raton and the Cleveland Clinic Florida. Mr. Zimmerman is also a co-owner of the Florida Panthers, an NHL hockey team. Mr. Zimmerman holds an M.B.A. degree from the University of South Florida.

Mr. Zimmerman has extensive experience serving on the boards of directors of private and public companies, which allows him to provide valuable business, leadership, and management advice to the board of directors in many critical areas.

Robert C. Hain has been a director of ARMOUR since November 2009, has been Chairman of City Financial Investment Company Limited since 2006 and a member of Shadbolt Partners LLP since 2005, both companies of which are engaged in asset management in the United Kingdom and Europe. City Financial and its affiliates acquire, rejuvenate and grow mutual fund and similar investment management businesses, and provide strategic advice to a select group of owners of investment management firms. Previously Mr. Hain was Chief Executive Officer of Invesco Perpetual, a prominent British asset manager, from 2002 to 2004, and Chief Executive Officer of Invesco Trimark, a Canadian mutual fund company, from 1998 to 2002. Mr. Hain was a member of the Executive Management Committee of Amvescap Plc (now Invesco Ltd), from 1998 to 2005. Mr. Hain's career in financial services includes senior executive positions in marketing, private banking and retail financial services in North America and Europe, and has comprised major acquisitions, integrations, and product and service delivery innovations that altered the competitive landscape. In addition, Mr. Hain has served on the boards and committees of financial services, business, arts, health and social services organizations at the national and local levels in Toronto, Zurich, Winnipeg, Halifax and London. He holds degrees from the University of Toronto (Innis College) and the University of Oxford (Merton College).

Mr. Hain's extensive experience managing investments allows him to provide the board of directors with valuable knowledge regarding markets and investment opportunities.

Independence of Directors

The NYSE Amex requires that a majority of the Board of Directors (the “Board”) must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's Board would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our Board has affirmatively determined that Messrs. Guba, Hollihan, Paperin, Zimmerman and Hain are independent directors.

Role of the Board of Directors; Risk Management

Our Board plays an active role in overseeing management and representing the interests of stockholders. Management, which is responsible for day-to-day risk management, conducts a risk assessment of our business annually. The risk assessment process is global in nature and has been developed to identify and assess our risks, including the nature of the risk, as well as to identify steps to mitigate and manage each risk. Oversight responsibility for each risk is allocated among the full Board and its Committees, and specific Board and Committee agendas are developed accordingly.

Board Meetings

During the year ended December 31, 2010, our Board held seven meetings. Each of our directors attended at least 75% of the meetings of the Board and of the Board’s committees on which they served during 2010.

ARMOUR Board Committees

We adhere to the rules of the NYSE Amex in determining whether a director is independent. Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee and adopted charters for each of these committees. Each of these committees has three directors and is composed exclusively of independent directors, as defined by the listing standards of the NYSE Amex. Moreover, the compensation committee is composed exclusively of individuals intended to be, to the extent required by Rule 16b-3 of the Exchange Act, non-employee directors and will, at such times as we are subject to Section 162(m) of the Code, qualify as outside directors for purposes of Section 162(m) of the Code.

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

AUDIT COMMITTEE REPORT

The audit committee oversees our financial reporting process on behalf of the Board, in accordance with the audit committee charter. Management is responsible for the Company’s financial statements and the financial reporting process, including the system of internal controls. The Company’s independent registered public accounting firm, EisnerAmper LLP, is responsible for expressing an opinion on the conformity of the Company’s audited financial statements with GAAP.

In fulfilling its oversight responsibilities, the audit committee reviewed with management and EisnerAmper LLP the audited financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010, and discussed with management the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. The audit committee also reviewed and discussed with management and EisnerAmper LLP the disclosures made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures” included in the Annual Report on Form 10-K for the year ended December 31, 2010.

In reliance on the reviews and discussions referred to above, prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, with the SEC, the audit committee recommended to the Board (and the Board approved) that the audited financial statements be included in such Annual Report for filing with the SEC.

The members of the audit committee are not professionally engaged in the practice of auditing or accounting. Members of the audit committee rely, without independent verification, on the information provided to them and on the representations made by management and discussions with the independent registered public accountants. Accordingly, the audit committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the audit committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with the standards of the PCAOB that the financial statements are presented in accordance with GAAP or that EisnerAmper LLP is in fact “independent.”

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

ARMOUR Director Compensation

Following completion of the business combination with Enterprise, each of our directors waived their right to receive fees or restricted stock for fiscal year ended 2009.  Due to the equity capital raise completed on December 22, 2010, our equity capital exceeded $100 million and an annual director’s fee of $50,000 will be paid to each of our independent directors who are not our officers or employees, payable, at the director’s choice, of either all in cash or half in cash and half in shares of restricted stock. All members of our Board will be reimbursed for their costs and expenses of serving on the Board, including costs and expenses of attending all meetings of our Board and our committees. We will also pay an annual fee of $25,000 to the chair of our audit committee, payable, at the director’s choice of all in cash or half in cash and half in shares of restricted stock. Fees to the directors made by the issuance of shares will be based on the value of such shares of common stock at the date of issuance. For the year ended December 31, 2010 these fees were prorated and each director was paid for nine days of compensation for the period of December 22, 2010 through December 31, 2010.  For the period of August 5, 2010 through December 21, 2010, independent directors were paid $1,500 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

None of our directors currently serves on the compensation committee of any other company on which any other director or any officer or director of our Board is currently a member.

Management Agreement with ARRM

On November 5, 2009, we entered into a management agreement with ARRM. Pursuant to the management agreement, ARRM provides for the day-to-day management of our operations and performs services and activities relating to our assets and operations in accordance with the terms of the management agreement.

Incentive Compensation

Our Stock Incentive Plan (as discussed in Item 11 below) has reserved the right to make grants of restricted common stock, stock options and other equity and cash-based awards to our officers and directors, including officers of ARRM that serve as ours. On May 12, 2010, our Board allocated up to 250,000 shares to be available under the Plan. As of December 31, 2010, no awards had been made under this plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2010, all such filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Executive Officer Compensation for 2010

We are managed by ARRM pursuant to the management agreement between us. We do not have any employees whom we compensate directly with salaries or other cash compensation. Our executive officers are officers of, and hold an ownership interest in our manager, and are compensated by our manager, in part, for their services to the Company.

Director Compensation for 2010

Each of our independent directors receives an annual director’s fee of $50,000. In addition, an annual fee of $25,000 is paid to the chair of the audit committee. For the year ended December 31, 2010, these fees were prorated and each director was paid for nine days of compensation for the period of December 21, 2010 through December 31, 2010.  Beginning August 5, 2010, our independent directors received $1,500 for each meeting attended through December 10, 2010. All Board members are reimbursed for their costs and expenses of serving on the Board, including costs and expenses of attending all meetings of our Board and our committees. Total Board fees for the year ended December 2010 were $36,875.

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

Available Shares

The Plan provides for grants of common stock, restricted shares of common stock, stock options, performance shares,

performance units, stock appreciation rights and other equity-based and cash-based awards. On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. As of December 31, 2010, no awards have been made under this plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2011 by:

•

each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•

each of our officers and directors; and

•

all of our officers and directors as a group.

As of March 9, 2011, we had 32,254,054 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount an Nature of Beneficial Ownership (2)	Approximate Percentage of Outstanding Common Stock (3)
Scott J. Ulm	155,000(4)	*
Jeffrey J. Zimmer	50,200(4)	*
Staton Bell Blank Check LLC (5)	3,471,694(5)	9.8%
Daniel C. Staton (6)	3,471,694(6)	9.8%
Marc H. Bell (6)	3,471,694(6)	9.8%
Thomas K. Guba	125,000	*
Stewart J. Paperin	10,000	*
John P. Hollihan, III	0	0.0%
Jordan Zimmerman	0	0.0%
Robert C. Hain	0	0.0%
All directors and executive officers as a group (9 individuals)

5% Holders
Brian Taylor(7)	5,036,672(7)	15.6%
Staton Bell Blank Check LLC (5)	3,471,694(5)	9.8%
QVT Financial LP (8)	1,651,796(8)	5.1%

*less than 1%

(1)

Unless otherwise noted, the business address of each of the following is 3001 Ocean Drive., Suite 201, Vero Beach, Florida 32963.

(2)

Includes shares of common stock which the person has the right to acquire within 60 days of March 9, 2011.

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

(5)

Includes 3,471,694 shares of common Stock which may be issued upon exercise of warrants held by Staton Bell Blank Check LLC (SBBC). Mr. Staton and Mr. Bell, two of our directors, control SBBC. SBBC's warrants are subject to restrictions on exercise and restrictions on transferability for purposes of complying with rules relating to the concentration of stock ownership applicable to REITs. The business address of SBBC is 6800 Broken Sound Parkway, Suite 200, Boca Raton, Florida 33487.

(6)   Includes 50,000 shares of common stock held individually and 3,421,694 shares of common stock which may be issued upon exercise of warrants held through SBBC.

(7)

Brian Taylor (“Mr. Taylor”) holds 5,036,672 warrants. Each warrant entitles the holder to purchase one share of common stock from the Issuer at an exercise price of $11.00 per share. Mr. Taylor is the sole member of Pine River Capital Management LLC, a Delaware limited liability company, which is the general partner of Pine River Capital Management L.P., a Delaware limited partnership (“Pine River”). Mr. Taylor is also director of Nisswa Acquisition Master Fund Ltd., a Cayman Islands corporation (“Nisswa 1”), and Nisswa Fixed Income Master Fund Ltd., a Cayman Islands corporation (“Nisswa 2”).

(8)

QVT Fund LP (the “Fund”) holds warrants to purchase 1,651,796 shares of ARMOUR common stock. Quintessence Fund L.P. (“Quintessence”) holds warrants to purchase 200,605 shares of common stock. QVT Financial LP (“QVT Financial”) is the investment manager for the Fund and Quintessence and has the power to direct the vote and disposition of the common stock held by the Fund and Quintessence. The business addresses of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

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

On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12th of 1% of the gross equity raised until the gross equity raised is $50.0 million or greater. Thereafter, the monthly management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1.0 billion and (b) 0.75% of gross equity raised in excess of $1.0 billion, with a monthly minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity). We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.

We rely on the facilities and resources of ARRM to conduct our operations. Costs and expenses incurred by ARRM on behalf of us or our subsidiaries are reimbursed to ARRM in cash on a monthly basis. Costs and expense reimbursement to ARRM are subject to adjustment at the end of each calendar year in connection with our annual audit.

Upon reaching a gross equity raise of $50.0 million or greater as referenced above, we will pay ARRM a monthly management fee in an amount equal to the sum of (a) 1.5% of all the “gross equity raised”, which means an amount in dollars calculated as of the date of determination that is equal to (i) our initial equity capital following the consummation of the merger, plus (ii) equity capital raised in public or private issuances of our equity securities (calculated before underwriting fees and distribution expenses, if any), less (iii) capital returned to our stockholders, as adjusted to exclude (iv) one-time charges pursuant to changes in GAAP and certain non-cash charges after discussion between ARRM and the Board and approved by a majority of the Board, until gross equity raised reaches $1 billion and (b) 0.75% of the gross equity raised in excess of $1 billion divided by twelve, calculated and payable monthly in arrears. The monthly management fee shall never be less than 1/12th of $900,000, unless ARRM determines it will accept less than that amount. Payment of the management fee will not be affected by impairment to assets acquired. We will not pay ARRM any incentive fees.

ARRM uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

We may not terminate the management agreement during its initial five-year term, except for cause. After the initial term, if we terminate the management agreement without cause, we will be obligated to pay ARRM a termination fee equal to three (3) times the fees paid to ARRM in the preceding full twelve months, calculated as of the effective date of the termination of the management agreement. In such event ARRM is obligated to pay a termination fee to Sub-Manager (see discussion below) under the sub-management agreement. In addition, if on expiration of the initial five-year term, Sub-Manager elects to terminate the sub-management agreement, we will be obligated to make a final payment to Sub-Manager of 6.16 times the annualized rate of the last three (3) monthly payments of the Sub-Manager Base Management Fee, as such term is defined in the management agreement.

As of December 31, 2010, ARRM has been paid an aggregate of $0.7 million in management fees for services provided to us during 2010. There is no incentive compensation payable to ARRM pursuant to the management agreement.

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

If the sub-management agreement is terminated upon expiration of the initial 5-year term of the management agreement at the election of Sub-Manager, we will pay Sub-Manager a final payment equal to 6.16 times the annualized rate of the last three (3) monthly payments to Sub-Manager. The sub-management agreement provides that if, during its term, ARRM or its affiliates manage certain other investment vehicles, including other REITs, ARRM will negotiate in good faith to provide Sub-Manager the right to enter into a sub-management agreement on substantially the same terms as the sub-management agreement or an alternative arrangement reasonably acceptable to ARRM and Sub-Manager.

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

Independence of Directors

Please refer to the “Independence of Directors” section in Item 10 above.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees for professional services rendered by EisnerAmper LLP, our independent auditors, for the audits of our financial statements during the year 2010 and 2009 was approximately $420,205 and $89,000, respectively.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by EisnerAmper LLP for the year 2010 and 2009.

Tax Fees. There were no fees paid for tax compliance, tax planning and tax advice rendered by EisnerAmper LLP for the fiscal year ended December 31, 2010 and December 31, 2009.

All Other Fees. There were no fees paid for other services rendered by EisnerAmper LLP for the years ended December 31, 2010 and 2009.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)

Financial Statements

See Item 8 – Financial Statements and Supplementary Data.

(2)

Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)

Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Article of Incorporation*
3.2	Amended Bylaws**
10.1	Management Agreement dated November 5, 2009***
10.2	Amended and Restated Management Agreement dated November 5, 2009†
10.3	Sub-Management Agreement dated November 5, 2009††
10.4	ARMOUR Residential REIT, Inc. 2009 Stock Incentive Plan †††
23.1	Consent of EisnerAmper LLP
23.2	Consent of EisnerAmper LLP
23.3	Consent of EisnerAmper LLP
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350*

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

††† Incorporated by reference to Exhibit 10.1 to ARMOUR's Registration Statement on Form S-8 filed with the SEC on February 18,

         2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ARMOUR Residential REIT, Inc.

We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 9, 2011

ARMOUR Residential REIT, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2010	December 31, 2009
Cash	$35,343,907	$6,653,331
Restricted cash	4,680,603	299,280
Agency securities, available for sale, at fair value(including pledged assets of $1,023,749,488 and $48,886,278)	1,161,850,680	118,648,724
Principal payments receivable	2,642,149	73,705
Accrued interest receivable	3,892,834	412,114
Interest rate contracts, at fair value	-	50,363
Prepaid and other assets	266,203	162,366
Refundable income taxes	547,574	393,725
Total Assets	$1,209,223,950	$126,693,608

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase arrangements	$971,675,658	$46,388,602
Payable for unsettled securities	125,418,369	58,559,479
Interest rate contracts, at fair value	2,530,645	-
Accounts payable and accrued expenses	454,379	76,493
Dividends payable	436,322	177,938
Total Liabilities	1,100,515,373	105,202,512

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding at December 31, 2010 and 2009	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 16,441,554 and 2,304,054 shares issued and outstanding at December 31, 2010 and 2009	16,442	2,304
Additional paid-in capital	116,748,175	22,645,127
Accumulated deficit	(3,826,510)	(1,197,174)
Accumulated other comprehensive (loss)income	(4,229,530)	40,839
Total Stockholders’ Equity	108,708,577	21,491,096
Total Liabilities and Stockholders’ Equity	$1,209,223,950	$126,693,608

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues:
Interest income, net of amortization of premium	$12,176,123	$446,598	$5,425,560
Interest expense	(1,319,333)	(14,153)	-
Net interest income	10,856,790	432,445	5,425,560
Other Income:
Miscellaneous income	-	500	-
Change in fair value of interest rate contracts	(2,581,008)	50,363	-
Net interest income after change in fair value of interest rate contracts	8,275,782	483,308	5,425,560
Realized loss on interest rate contracts	(414,923)	-	-
Realized gain on sale of agency securities	208,094	-	-
Total net revenues	8,068,953	483,308	5,425,560
Expenses:
Professional fees	419,719	28,523	-
Insurance	175,266	114,391	-
Management fee	670,969	112,184	-
Merger expenses	-	1,610,437	-
Formation and operating expenses	417,509	-	2,309,375
Franchise tax expense	-	151,407	-
Other	-	9,983	-
Total expenses	1,683,463	2,026,925	2,309,375
Net income (loss) before taxes	6,385,490	(1,543,617)	3,116,185
Income tax benefit (expense)	151,367	394,190	(2,041,750)
Net Income (loss)	6,536,857	(1,149,427)	1,074,435
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $657,000, and $340,665)	-	(1,200,614)	(587,577)
Net income (loss) attributable to common stock not subject to possible conversion	$6,536,857	$(2,350,041)	$486,858
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	-	7,569,179	7,499,999
Income per share amount (basic and diluted)	$-	$0.16	$0.08
Weighted average shares outstanding not subject to conversion:
Basic and diluted	5,854,568	20,459,664	23,750,001
Pro forma diluted	-	20,456,664	29,697,713
Net income (loss) per share
Basic and diluted	$1.12	$(0.11)	$0.02
Pro forma diluted	$1.12	$(0.11)	$0.02

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Comprehensive Income (loss)	Total
	Shares	Amount				$
Balance, December 31, 2007	31,250,000	$31,250*	$164,998,210*	$867,315	$-			$165,896,775
Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(587,577)	-			(587,577)
Net income	-	-	-	1,074,435	-		1,074,435	1,074,435
Comprehensive income	-	-	-	-	-		$1,074,435
Balance, December 31, 2008	31,250,000	$31,250*	$164,998,210*	$1,354,173	$-			$166,383,633
Trust account income relating to common stock redeemed	-	-	-	(1,200,614)	-			(1,200,614)
Shares contributed by founders and shares redeemed in excess of number estimated	(28,945,946)	(28,946)	(150,410,929)	-	-		-	(150,439,875)
Waiver of accrued underwriters fees	-	-	8,057,846	-	-		-	8,057,846
Dividends declared	-	-	-	(201,306)	-		-	(201,306)
Net loss	-	-	-	(1,149,427)	-		(1,149,427)	(1,149,427)
Net unrealized gain on investment in Available for Sale securities	-	-	-	-	40,839		40,839	40,839
Comprehensive loss	-	-	-	-	-		$(1,108,588)
Balance, December 31, 2009	2,304,054	$2,304*	$22,645,127*	$(1,197,174)	$40,839			$21,491,096
Dividends declared	-	-	-	(9,166,193)	-		-	(9,166,193)
Sale of 14,137,500 shares, net of underwriters’ discount and offering expenses	14,137,500	14,138	94,103,048	-	-		-	94,117,186
Net income	-	-	-	6,536,857	-		6,536,857	6,536,857
Net change in unrealized loss on investment in Available for Sale securities	-	-	-	-	(4,270,369)		(4,270,369)	(4,270,369)
Comprehensive income	-	-	-	-	-		$2,266,488	-
Balance, December 31, 2010	16,441,554	$16,442	$116,748,175	$(3,826,510)	$(4,229,530)			$108,708,577

*These amounts have been reclassified to properly reflect the par value of the shares issued.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS of CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$6,536,857	(1,149,427)	1,074,435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	3,615,400	15,063	-
Change in fair value of interest rate contracts	2,581,008	(50,363)	-
Gain on sale of Agency Securities	(208,094)	-	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(3,480,720)	(412,114)	-
Increase in prepaid income taxes and other assets	(257,686)	(493,210)	-
Increase (decrease) in accounts payable and accrued expenses	377,885	(516,775)	(112,337)
Net cash provided by (used in) operating activities	9,164,650	(2,606,826)	1,063,827
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,163,971,179)	(118,874,939)	-
Principal repayments of Agency Securities	78,153,111	178,286	-
Proceeds from sales of Agency Securities	31,531,266	-	-
Increase in payable for unsettled securities	67,697,617	58,559,479	-
Investment income in trust account, net of expenses and taxes	-	-	(1,095,122)
Net cash used in investing activities	(986,589,185)	(60,137,174)	(1,095,122)
Cash Flows From Financing Activities:
Cash received from Trust	-	249,807,349	-
Cash paid for stock redemptions (inc. converted common shares)	-	(226,478,058)	-
Sale of common stock, net of expenses	94,117,186	-	-
Proceeds from repurchase agreements	3,837,217,750	46,388,602	-
Principal repayments on repurchase agreements	(2,911,930,693)	-	-
Increase in restricted cash	(4,381,323)	(299,280)	-
Dividends paid	(8,907,809)	(23,368)	-
Net cash provided by financing activities	1,006,115,111	69,395,245	-
Net Increase (decrease) in cash	28,690,576	6,651,245	(31,295)
Cash - beginning of period	6,653,331	2,086	33,381
Cash - End of period	$35,343,907	$6,653,331	$2,086
Supplemental Disclosure:
Cash paid for income taxes	$3,116	-	$2,595,366
Cash paid during the period for interest	$883,294	-	-
Non-Cash Financing Activities
Dividends declared, to be paid in subsequent period	$328,831	-	-
Increase in capital due to waiver of accrued deferred underwriters’ fees	-	8,057,846	-

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1 - Organization and Nature of Business Operations

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

We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (“the Code.”) Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

Enterprise was formed in 2007 as a Delaware corporation to acquire through a merger, stock exchange, asset acquisition or similar business combination an operating business or businesses.  Prior to the Merger Transaction (described below), Enterprise had not commenced any operations, and all activity was related to Enterprises’ formation, an initial public offering (the “Offering”) and efforts to identify potential business combinations.

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

December 31, 2010

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

Note 2 - Summary of Significant Accounting Policies

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

Restricted Cash

Restricted cash at December 31, 2010 and 2009, includes approximately $4.7 million and $0.3 million, respectively, held by counterparties as collateral for interest rate contracts.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Agency Security Valuation

Agency Securities are valued using third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury curves and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We review all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Based on this review we will use judgment to determine the price that fairly represents the highest exit price and therefore the best representation of fair value. The resulting unrealized gains and losses are reflected on the consolidated balance sheets as accumulated other comprehensive loss income.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Derivatives

We seek to mitigate the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. During the term of the interest rate swap, we make or receive periodic payments and unrealized gains or losses are recorded as a result of marking the swaps to their fair value. When the swap is terminated, we record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and our cost basis in the contract, if any. The periodic payments and any realized gains or losses are reported under realized gain (loss) on interest rate contracts in the statement of operations. All unrealized gains or losses are reported under change in fair value of interest rate contracts on the statements of operations. Swaps involve a risk that interest rates will move contrary to our expectations, thereby increasing our payment obligation.

We are exposed to credit loss in the event of nonperformance by the counterparty to the swap, limited to any gains recognized. However, as of December 31, 2010, we did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, we may not achieve the anticipated benefits of the interest rate swaps and may realize a loss.

We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheet. We do not designate our interest rate risk mitigation activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both hedging transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we will not qualify for hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the interest rate risk mitigation instruments may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period, or ever. Consequently, any declines in our interest rate contracts would result in a charge to earnings. We will continue to designate interest rate risk mitigation activities as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

Credit Risk

We have limited our exposure to credit losses on our portfolio of Agency Securities by only purchasing securities issued by Freddie Mac, Fannie Mae or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae Agency Securities are backed by the full faith and credit of the U.S. government.

Market Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our net book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors (“Board”) or a committee thereof.

Common Stock and Warrants

At December 31, 2010, we had 16,441,554 shares of common stock issued and outstanding, and have authorized 250,000,000 shares of common stock, par value $0.001.  At December 31, 2010, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Income per Common Share

Basic income per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued in the offering and sponsor warrants were contingently exercisable upon consummation of a business combination. The basic and pro forma diluted loss per common share for the year ended December 31, 2010 and December 31, 2009, does not include 32,500,000 warrants as the effect of including such warrants would be anti-dilutive. Pro forma diluted loss per share would reflect the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

Our consolidated statements of operations for the years ended December 31, 2009 and 2008, include a presentation of earnings per share for common stock subject to possible conversion for prior periods in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($1,200,614 and $587,577, respectively, for the years ended December 31, 2009 and 2008) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro forma diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

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

Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute 90% of our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Our management is responsible for determining whether a tax position taken by us is more likely than not to be sustained on the merits. We have no material unrecognized tax benefits and have not recognized in these financial statements any interest or penalties related to income taxes. Should any such penalties and interest be recognized, they will be included in other expenses and interest expense, respectively. No tax returns of ours have been examined by federal, state or local authorities; therefore all years which are statutorily open are subject to examination by the appropriate authorities.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings.

Note 3 - Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of this standard are effective

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods beginning after December 15, 2010. We adopted the guidance related to Level 1 and Level 2 disclosures effective January 1, 2010 and the adoption did not have a material effect on the our financial statements.

In March 2010, the FASB issued guidance clarifying that the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The guidance is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010; our adoption of this guidance on July 1, 2010, did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued guidance that primarily requires additional disaggregated disclosures of (i) credit risks associated with financing receivables, and (ii) impaired financing receivables and the related allowance for credit losses. The guidance is generally effective for the first interim or annual period ending after December 15, 2010; however certain disclosures are not required until the first interim or annual period beginning after December 15, 2010. The adoption of the guidance may require us to include additional disclosures in the notes to our consolidated financial statements.

Note 4 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. Management generally determines the fair values of Agency Securities by using third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury curves and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We review all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Based on this review we will use judgment to determine the price that fairly represents the highest exit price and therefore the best representation of fair value.   At December 31, 2010 and December 31, 2009, all of our Agency Security values were based solely on third-party sources.

As of December 31, 2010, we had the following securities in an unrealized loss and/or a gain position as presented below. The table below includes $125.3 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain (Loss)
Fannie Mae Certificates	$847,473,686	$843,872,174	$(5,767,276)	$2,165,764	$(3,601,512)
Freddie Mac Certificates	258,457,021	257,316,342	(2,060,057)	919,378	(1,140,679)
Ginnie Mae Certificates	60,149,503	60,662,164	(45,676)	558,337	512,661
Total Agency Securities	$1,166,080,210	$1,161,850,680	$(7,873,009)	$3,643,479	$(4,229,530)

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The components of the carrying value of available for sale Agency Securities at December 31, 2010 are presented below.

December 31, 2010
Principal balance settled securities	$995,994,552
Principal balance forward settle securities	120,473,239
Unamortized premium settled securities	44,724,477
Unamortized premium forward settle securities	4,887,942
Gross unrealized gains	3,643,479
Gross unrealized losses	(7,873,009)
Carrying value/estimated fair value	$1,161,850,680

The components of the carrying value of available for sale Agency Securities at December 31, 2009 are presented below.

December 31, 2009
Principal balance settled securities	$57,218,423
Principal balance forward settle securities	56,769,011
Unamortized premium settled securities	2,984,485
Unamortized premium forward settle securities	1,635,966
Gross unrealized gains	383,724
Gross unrealized losses	(342,885)
Carrying value/estimated fair value	$118,648,724

As of December 31, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.44%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2010, we had approximately $49.6 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of December 31, 2010, our investment portfolio of securities consisted of Agency Securities as follows.

Adjustable Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	4.8%	7	$47,989,156	3.67%	$104.31	$50,058,987	$104.45	$50,126,097
19-36	3.3	29	32,967,374	4.00	103.71	34,192,034	104.37	34,407,131
37-60	25.0	52	247,952,187	4.00	103.96	257,686,509	104.44	258,969,161
61-84	32.5	78	325,954,726	3.87	104.26	339,833,155	103.34	336,849,193
85+	4.4	114	44,397,480	4.07	105.39	46,789,017	102.66	45,578,166
Total averages	70.0%	64	$699,260,923	3.92%	$104.20	$728,559,702	$103.81	$725,929,748

Fixed Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	63	$1,171,170	6.15%	$107.23	$1,255,843	$108.53	$1,271,054
91-180	29.9	172	295,562,459	4.33	105.19	310,903,484	104.65	309,319,711
Total averages	30.0%	171	$296,733,629	4.34%	$105.20	$312,159,327	$104.67	$310,590,765

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

All Settled Securities as of December 31, 2010

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total Averages	100.0%	$995,994,552	4.04%	$104.50	$1,040,719,029	$104.07	$1,036,520,513

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. We review the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of December 31, 2010, we had committed to purchase securities for settlements in January and February of 2011. The information below was current as of December 31, 2010, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Adjustable Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	63.6%	27	$76,288,258	3.22%	$104.60	$79,799,280	$104.41	$79,653,941

Fixed Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	36.4%	179	$44,184,981	4.00%	$103.12	$45,561,900	$103.38	$45,676,226

All Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$120,473,239	3.51%	$104.06	$125,361,180	$104.03	$125,330,167

All Settled and Forward Settle Securities as of December 31, 2010

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Totals/Averages	100.0%	$1,116,467,791	3.98%	$104.44	$1,166,080,209	$103.73	$1,161,850,680

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security.  We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. We review the pricing to ensure that current market conditions are properly represented.

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

Adjustable Rate Settled Securities as of December 31, 2009

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	9.5%	1.6	$5,568,961	2.79%	$102.03	$5,681,963	$102.34	$5,699,059
19-36	2.7	30.4	1,512,149	5.38	102.60	1,551,508	105.27	1,591,791
37-60	39.1	54.5	22,268,269	5.50	105.18	23,421,507	105.64	23,523,759
61-80	17.9	66.4	10,214,641	5.43	105.61	10,787,220	105.64	10,790,323
Total averages	69.2%	49.4	$39,564,020	5.11%	$104.76	$41,442,198	$105.17	$41,604,932

Fixed Rate Settled Securities as of December 31, 2009

Months to Reset	Percentage of Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	2.9%	73.3	$1,628,086	6.18%	$107.11	$1,743,902	$106.87	$1,739,867
91-180	27.9	167.2	16,026,317	4.97	106.18	17,016,808	104.72	16,782,673
Total averages	30.8%	158.4	$17,654,403	5.08%	$106.27	$18,760,710	$104.92	$18,522,540

All Settled Securities as of December 31, 2009

	Percentage of Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total Averages	100.0%	$57,218,423	5.10%	$105.23	$60,202,908	$105.10	$60,127,472

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. We review the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of December 31, 2009, we had committed to purchase securities for settlements in January and February of 2010. The information below was current as of December 31, 2009, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities were adjustable rate with a minimum expected reset of eleven months and a maximum expected reset of 71 months.

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

Fixed Rate Forward Settle Securities as of December 31, 2009

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. We review the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2009.

Agency Securities	December 31, 2009
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$32,500,935	27.3%
Freddie Mac Certificates	27,372,349	23.1
Ginnie Mae Certificates	254,188	0.2

Forward Settle Securities
Fannie Mae Certificates	8,378,168	7.1
Freddie Mac Certificates	34,993,084	29.5
Ginnie Mae Certificates	15,150,000	12.8
Total Securities	$118,648,724	100.0%

As of December 31, 2010 and December 31, 2009, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed interest rates for an average period of approximately 64 months and 49 months respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap. Most of our adjustable and hybrid adjustable Agency Securities, but not all, have an initial 5% adjustment cap after the fixed period ends. The average annual cap, after the initial adjustment cap, on increases (or decreases) to the interest rates on our Agency Securities is typically, but not always, 2% per year. The typical average lifetime cap on increases to the interest rates on our Agency Securities is 5% from the initial stated rate, although in some cases it may be 6%.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 5 - Interest Rate Contracts

We enter into transactions to manage our interest rate risk exposure. These transactions include purchasing or selling Eurodollar futures contracts (“Futures Contracts”) as well as purchasing or selling interest rate swap contracts. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins.  Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges, and as such, we recognize changes in the fair value of these transactions through earnings (See Note 2). For the year ended December 31, 2010, and 2009, we recognized non-cash losses of ($2.6) million and non-cash gains of $0.05 million, respectively. Our derivative instruments are carried on our consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

As of December 31, 2010 and December 31, 2009, we had entered into $214.0 million and $21.0 million (notional amount), respectively, of Eurodollar Future swap equivalents traded in 2,361 and 292 individual contract transactions, respectively. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities, and these requirements may vary and change over time based on the market value, notional amount, and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

As of December 31, 2010, we had entered into $155.0 million (notional amount) of swap contracts traded in 10 individual transactions. We did not have any interest rate swap contracts as of December 31, 2009. Consistent with market practice, we have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate contracts. Through this margining process, either we or our swap counterparty may be required to pledge cash or securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the swap. Certain interest rate swap contracts provide for cross collateralization with repurchase agreements with the same counterparty.

We had $4.4 million and $0.3 million of restricted cash related to margin posted for Futures Contracts as of December 31, 2010 and December 31, 2009, respectively. We had $0.3 million and $0 million of restricted cash related to Interest Rate swap Contracts as of December 31, 2010 and December 31, 2009, respectively.

The following table presents information about Interest Rate Swap Contracts which are included in interest rate contracts on the accompanying consolidated balance sheet with unrealized gain of $102,067 included in the change in fair value of interest rate contracts in the consolidated statement of operations as of December 31, 2010.

	Notional Amount	Value as of December 31, 2010	Fixed Rate
Interest rate swaps maturing 12-24 months	$20,000,000	$(9,981)	0.5%
Interest rate swaps maturing 24-36 months	100,000,000	147,282	1.0
Interest rate swaps maturing 36-48 months	10,000,000	(9,195)	1.4
Interest rate swaps maturing 48-60 months	25,000,000	(26,039)	1.9
Totals	$155,000,000	$102,067	1.1%

There were no Interest Rate Swap Contracts as of December 31, 2009.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The following table presents information about Futures Contracts as of December 31, 2010:

	Notional Amount	Value as of December 31, 2010	Weighted Average Rate
Eurodollar future strips maturing 3/19/12-9/17/12	$28,000,000	$(137,950)	0.8%
Eurodollar future strips maturing 3/18/13-2/16/13	107,000,000	(1,114,125)	1.3
Eurodollar future strips maturing 3/17/14-9/15/14	64,000,000	(1,193,113)	1.8
Eurodollar future strips maturing 9/14/15	15,000,000	(187,525)	2.1
Totals	$214,000,000	$(2,632,712)	1.6%

The following table presents information about Futures Contracts as of December 31, 2009:

	Notional Amount	Value as of December 31, 2009	Weighted Average Rate
Eurodollar future strips maturing 3/18/2012	$3,000,000	$3,875	1.4%
Eurodollar future strips maturing 3/18/2013	5,000,000	6,625	2.0
Eurodollar future strips maturing 3/18/2014	13,000,000	39,863	2.5
Totals	$21,000,000	$50,363	2.2%

Note 6 - Repurchase Agreements

At December 31, 2010 and December 31, 2009, we had repurchase agreements in place in the amount of $971.7 million and $46.4 million, respectively, to finance Agency Security purchases.  For the year ended December 31, 2010 and December 31, 2009, the weighted average interest rate or cost of funds was 0.35% and 0.26%, respectively.  At December 31, 2010 and December 31, 2009, we had repurchase agreements outstanding with eleven and three counterparties, respectively, with a weighted average maturity of 32 days and 60 days, respectively.

The following tables represent the contractual repricing information regarding our repurchase agreements:

December 31, 2010	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$656,601,658	0.36%	$120,965	$656,722,623
31 days to 60 days	123,840,000	0.33	27,244	123,867,244
61 days to 90 days	191,234,000	0.32	71,349	191,305,349
Total	$971,675,658	0.35%	$219,558	$971,895,216

December 31, 2009	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$14,696,602	0.27%	$2,898	$14,699,500
30 days to 90 days	31,692,000	0.25	2,201	31,694,201
Total	$46,388,602	0.26%	$5,099	$46,393,701

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

At December 31, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Guggenheim Liquidity Securities, LLC	$141,026,000	$4,425,424	56	14.5%
South Street Securities, LLC	135,297,000	6,204,002	29	13.9
Goldman Sachs & Company	132,638,000	6,424,071	19	13.7
MF Global Inc.	127,809,000	4,197,001	56	13.2
Cantor Fitzgerald & Co.	111,982,000	7,658,536	16	11.5
Nomura Securities International, Inc.	95,228,000	2,037,191	40	9.8
RBS Securities Inc.	86,535,658	4,774,360	18	8.9
UBS Securities LLC	46,535,000	2,805,301	27	4.8
Mizuho Securities USA Inc.	39,826,000	1,593,285	10	4.0
Jefferies and Company, Inc.	31,822,000	426,829	10	3.3
Daiwa Securities America Inc.	22,977,000	1,690,799	18	2.4
Total	$971,675,658	$42,236,799		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

At December 31, 2009, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Goldman Sachs & Company	$31,692,000	$1,683,203	81	68.3%
MF Global Inc.	10,730,188	385,340	22	23.1
South Street Securities, LLC	3,966,414	131,489	25	8.6
Total	$46,388,602	$2,200,032		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense

As of December 31, 2010 and December 31, 2009, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.3% and 5.4%, respectively.

Note 7 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 13 “Related Party Transactions,” we are party to a management agreement with ARRM. Pursuant to the management agreement, as amended, ARRM is entitled to receive a monthly management fee equal to 1/12th of 1% of  gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50 million, inclusive of gross merger equity. Thereafter, the monthly management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1.0 billion and (b) 0.75% of gross equity raised in excess of $1.0 billion, with a monthly minimum based on 1/12th of $900,000 ( inclusive of the original gross merger equity).

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any significant leases for office, computer and other equipment or office furnishings.

Litigation

We are not party to any pending, threatened or contemplated litigation.

Note 8 - Share-Based Compensation

2009 Stock Incentive Plan

In connection with the Merger Agreement with Enterprise, we  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of ours, and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards.”) On May 12, 2010, our Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization.

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

Awards Under the Plan

As of December 31, 2010, there have been no awards made under this plan.

Note 9 - Shareholders’ Equity

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

On October 29, 2010, we paid a third quarter 2010 cash dividend of $0.36 per common share, or $2.7 million in the aggregate, to holders of record on September 23, 2010.

On November 9, 2010, we completed an underwritten secondary public offering of 4,600,000 shares of common stock at $7.25 per share, including 600,000 shares of common stock issued pursuant to the full exercise of the underwriters' over-allotment option. Proceeds were $31.0 million, net of issuance costs of approximately $2.4 million.

On December 22, 2010, we completed an underwritten secondary public offering of 4,427,500 shares of common stock at $7.50 per share, including 577,500 shares of common stock issued pursuant to the full exercise of the underwriters’ over-allotment option. Proceeds were $31.0 million, net of issuance costs of approximately $2.2 million.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

On December 27, 2010, we paid a fourth quarter 2010 cash dividend of $0.36 per common share, or 4.3 million in the aggregate, to holders of record on December 20, 2010.

On January 26, 2011, we completed an underwritten secondary public offering of 6,000,000 shares of common stock. The underwriters fully exercised the over-allotment option for 900,000 additional shares at a price of $7.55 per share. Net proceeds were $49.2 million, net of issuance costs of approximately $2.9 million.

On January 28, 2011, a cash dividend of $0.12 per common share, or $2.0 million in the aggregate, was paid to holders of record on January 15, 2011.  This amount includes $0.02 of taxable income related to the year ended December 31, 2010.

On February 8, 2011, we completed an underwritten secondary public offering of 7,750,000 shares of common stock. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares at a price of $7.60 per share. Net proceeds were $64.1 million, net of estimated issuance costs of approximately $3.6 million.

On February 25, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on February 15, 2011.

On March 30, 2011, a cash dividend of $0.12 per common share, will be paid to holders of record on March 15, 2011.

Note 10 - Fair Value of Financial Instruments

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

The following describes the valuation methodologies used for our assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash and restricted cash – Cash includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at the time of purchase. The carrying amount of cash is deemed to be its fair value.

Restricted cash includes cash held by counterparties as collateral for interest rate contracts.

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based  on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury curves and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We review all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Based on this review we will use judgment to determine the price that fairly represents the highest exit price and therefore the best representation of fair value. Values obtained from the independent pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers. Management reviews all prices used in determining

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

valuation to ensure they represent current market conditions. This review includes surveying similar market transactions as well as offerings of like securities by dealers. At December 31, 2010 and December 31, 2009, all of our Agency Security values were based solely on third-party sources

Derivative Transactions - The fair value of our Eurodollar Futures Contracts are based on closing prices on the CME.  The fair value of our interest rate swap contracts are valued using a third-party. Our Futures Contracts and Interest Rate Swap Contracts are classified as Level 1 fair values.

Repurchase Agreements - The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements.

The following table presents our financial instruments measured at fair value as of December 31, 2010.

		Level 1		Level 2		Level 3		Total
Assets (liabilities) carried at fair value:	$		$		$		$
Agency Securities, available for sale		-		1,114,175,921		47,674,759		1,161,850,680
Interest rate contracts		(2,632,712)		-		102,067		(2,530,645)
Total		$(2,632,712)		$1,114,175,921		$47,776,826		$1,159,320,035

The following table presents our financial instruments measured at fair value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency Securities, available for sale	$-	$118,648,724	$-	$118,648,724
Interest rate contracts	50,363	-	-	50,363
Total	$50,363	$118,648,724	$-	$118,699,087

The following table presents detail of our Level 3 financial instruments measured at fair value as of December 31, 2010.

Level 3
Balance as of January 1, 2010	$-
Purchases of agency securities, at cost	47,681,986
Unrealized loss on agency securities included in other comprehensive income	(7,227)
Unrealized gain on interest rate contracts included in change in fair value of interest rate contracts on the Statements of Operation s	102,067
Balance as of December 31, 2010	$47,776,826

Note 11 – Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code.  We will not generally be subjected to federal or state income tax as long as all taxable income and gain and certain asset, income and stock ownership tests are met. Our income tax provision for 2010 reflects the fact that we have elected REIT status.

We have elected to treat Enterprise as a taxable REIT subsidiary (“TRS”), which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. We have recognized refundable income taxes of $0.5 million and $0.4 million, respectively, as of December 31, 2010 and December 31, 2009, related to the carry back of net operating losses incurred by Enterprise in 2009 to prior years in which Enterprise reported taxable income.

Our provision for income taxes for the year ended December 31, 2010, consists of federal income tax benefit of $153,849 resulting from the 2009 net operating loss carry back by Enterprise and a $2,482 of federal income tax expense resulting from undistributed REIT taxable income for the year ended December 31, 2009.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Prior to the merger, our provision for income taxes consisted of:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
Federal	$(393,700)	$1,743,250
State	(490)	298,500
Total current	(394,190)	2,041,750
Deferred	-	-
(Benefit) provision for income taxes	$(394,190)	$2,041,750

Our effective tax rate of (2.0%) differs from the federal statutory rate of 35%, principally because of the dividends paid deduction and the net operating loss carry back of Enterprise from 2009.

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations for the years ended December 31, 2009 and 2008, are summarized below:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Computed expected tax rate	35.0%	35.0%
State income tax, net of federal benefit	3.6	3.6
Change in valuation allowance	(16.2)	26.9
Effective tax rate	22.4%	65.5%

At December 31, 2009, we recorded a deferred income tax asset of $1.3 million for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of our operating expenses for income tax purposes.

However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it was not more likely than not that the benefit would be realized.

Note 12 - Interest Rate Risk

Our primary market risk is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned and the interest expense incurred in connection with the liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of Agency Securities and our ability to realize gains from the sale of these assets. A decline in the value of the Agency Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. Liquidation of collateral at losses could have an adverse accounting impact.

We seek to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable rate assets with variable rate borrowings. We may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Agency Securities by entering into interest rate agreements such as interest rate swaps. As of December 31, 2010, we had entered into interest rate swap contracts to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $155.0 million. There were no interest rate swaps as of December 31, 2009. Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency Securities. Prepayments, which result in the expensing of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 13 - Related Party Transactions

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

•

Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies,

•

Coordinating capital raising activities,

•

Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets, arranging for various types of financing and hedging strategies, and providing administrative and managerial services in connection with our day-to-day operations, and

•

Providing executive personnel along with administrative personnel, office space, and other appropriate services required in rendering management services to us.

In return for these services, we paid $0.7 million of management fees to ARRM, for the year ended December 31, 2010 and did not reimburse any expenses incurred by ARRM on our behalf for the year ended December 31, 2010. In the second quarter of 2010, we recorded a charge to operations for a payment to a related party related to a contingent obligation of the merger agreement that came due as the result of the subsequent equity capital raise. For the year ended December 31, 2009, we paid $0.1 million of management fees to ARRM and did not reimburse any expenses incurred by ARRM on our behalf.

Pre consummation of the Merger Agreement

Enterprise agreed to pay $7,500 per month for office space and general and administrative services.  The office space was leased from Bell & Staton, Inc., an affiliate of our officers and directors.   For the year ended December 31, 2010 and December 31, 2009, Enterprise paid $0, and $76,500 respectively, of expense related to this agreement.

Note 14 – Subsequent Events

On January 26, 2011, we completed an underwritten secondary public offering of 6,000,000 shares of common stock. The underwriters fully exercised the over-allotment option for 900,000 additional shares at a price of $7.55 per share. Net proceeds were $49.2 million, net of issuance costs of approximately $2.9 million.

On January 28, 2011, a cash dividend of $0.12 per common share, or $2.0 million in the aggregate, was paid to holders of record on January 15, 2011.  This amount includes $0.02 of taxable income related to the year ended December 31, 2010.

On February 8, 2011, we completed an underwritten secondary public offering of 7,750,000 shares of common stock. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares at a price of $7.60 per share. Net proceeds were $64.1 million, net of estimated issuance costs of approximately $3.6 million.

On February 25, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on February 15, 2011.

On March 30, 2011, a cash dividend of $0.12 per common share, will be paid to holders of record on March 15, 2011.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 15- Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 30, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Interest income, net of premium amortization	$1,108,138	$1,415,686	$3,891,240	$5,761,123
Interest expense	(120,646)	(173,082)	(386,602)	(639,002)
Net interest income	987,492	1,242,604	3,504,638	5,122,121
Change in fair value of interest rate contracts	(603,579)	(1,456,525)	(3,391,588)	2,864,030
Realized gain (loss) on interest rate contracts	-	6,611	(187,783)	(227,098)
Gain on sale of agency securities	208,199	-		-
Total net revenues (expense)	592,112	(207,310)	(74,733)	7,759,053
Operating expenses	283,879	493,033	383,279	523,019
Income tax (expense) benefit	(2,400)	-	(82)	153,849
Net income (loss)	$305,833	$(700,343)	$(458,094)	$7,389,883
Net income (loss) per share	0.13	(0.22)	(0.06)	0.71
Weighted average share outstanding	2,304,054	3,146,362	7,414,054	10,447,179
Cash dividends declared per share	0.40	0.40	0.36	0.38
Book value per share	9.30	7.33	7.29	6.61

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Formation and operating costs	$241,834	$720,821	$1,099,797	$(35,527)
Net (loss) income from operations	(241,834)	(720,821)	(1,099,797)	35,527
Other income – interest	145,396	96,365	59,342	182,205
(Loss) income before taxes	(96,438)	(624,456)	(1,040,455)	217,732
Income tax benefit	114,000	132,700	147,490	-
Net income(loss)	17,562	(491,756)	(892,965)	217,732
Less: Interest attributable to common stock attributable to possible conversion (net of income taxes of $31,364, $10,904, $6,716, and $249,731)	(27,209)	(18,019)	(11,098)	(1,144,288)
Net loss attributable to common stock not subject to possible conversion	$(9,647)	$(509,775)	$(904,063)	$(926,556)
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	7,499,999	7,499,999	7,499,999	7,738,287
Income per share amount (basic and diluted)	$-	$-	$-	$0.15
Weighted average shares outstanding not subject to conversion
Basic and diluted	23,750,001	23,750,001	23,750,001	11,120,721
Pro forma diluted	23,750,001	23,750,001	23,750,001	11,120,721
Net loss per share
Basic and diluted	$-	$(0.02)	$(0.04)	$(0.08)
Pro forma diluted	$-	$(0.02)	$(0.04)	$(0.08)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2011	ARMOUR RESIDENTIAL REIT, INC.
/s/ Scott J. Ulm
Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Vice Chairman (Principal Executive Officer)	March 9, 2011
Scott J. Ulm
/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, Chief Financial Officer, President and Vice Chairman (Principal Executive Officer)	March 9, 2011
Jeffrey J. Zimmer
/s/ Daniel C. Staton	Chairman	March 9, 2011
Daniel C. Staton
/s/ Marc H. Bell	Director	March 9, 2011
Marc H. Bell
/s/ Thomas K. Guba	Director	March 9, 2011
Thomas K. Guba
/s/ Stewart J. Paperin	Director	March 9, 2011
Stewart J. Paperin
/s/ John P. Hollihan, III	Director	March 9, 2011
John P. Hollihan, III
/s/ Jordan Zimmerman	Director	March 9, 2011
Jordan Zimmerman
/s/ Robert C. Hain	Director	March 9, 2011
Robert C. Hain