Form 10-Q
period 2011-03-31
Armour Residential REIT, Inc.
filed 2011-05-04
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Quarter Ended March 31, 2011

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

(772) 617-4340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.001 par value Warrants to Purchase Common Stock	NYSE NYSE

Securities registered pursuant to Section 12(b) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant’s common stock as of May 2, 2011 was 49,260,077.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I. Financial Information

Item 1. Financial Statements

Assets	(Unaudited) March 31, 2011	December 31, 2010
Cash	$47,174,161	$35,343,907
Restricted cash	13,713,222	4,680,603
Agency securities, available for sale, at fair value (including pledged assets of $2,206,904,817 and $1,023,749,488)	2,273,914,732	1,161,850,680
Principal payments receivable	2,878,391	2,642,149
Accrued interest receivable	7,705,149	3,892,834
Prepaid and other assets	287,908	266,203
Refundable income taxes	-	547,574
Total Assets	$2,345,673,563	$1,209,223,950

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$2,099,366,245	$971,675,658
Payable for unsettled securities	19,941,430	125,418,369
Interest rate contracts, at fair value	4,666,298	2,530,645
Accounts payable and accrued expenses	971,324	454,379
Dividends payable	115,891	436,322
Total Liabilities	2,125,061,188	1,100,515,373

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 32,254,054 and 16,441,554 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	32,254	16,442
Additional paid-in capital	229,733,052	116,748,175
Accumulated deficit	(4,677,964)	(3,826,510)
Accumulated other comprehensive loss	(4,474,967)	(4,229,530)
Total Stockholders’ Equity	220,612,375	108,708,577
Total Liabilities and Stockholders’ Equity	$2,345,673,563	$1,209,223,950

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS

(Unaudited)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Interest Income:
Interest income, net of amortization of premium	$13,734,829	$1,108,138
Total interest income	13,734,829	1,108,138
Interest expense:
Repurchase agreements	(1,355,481)	(120,646)
Interest rate swap contracts	(2,021,259)	-
Total interest expense	(3,376,740)	(120,646)
Net interest income	10,358,089	987,492
Other Income:
Change in fair value of interest rate contracts	(266,223)	(603,579)
Net interest income after change in fair value of interest rate contracts	10,091,866	383,913
Realized loss on interest rate contracts	(116,159)	-
Realized gain on sale of agency securities	-	208,199
Total net revenues	9,975,707	592,112
Expenses:
Professional fees	371,014	146,030
Insurance	51,156	51,912
Management fee	755,820	57,598
Other	192,644	28,339
Total expenses	1,370,634	283,879
Net income before taxes	8,605,073	308,233
Income tax expense	(9,000)	(2,400)
Net Income	$8,596,073	$305,833
Weighted average shares outstanding :
Basic and diluted	26,398,637	2,304,054
Net income per share
Basic and diluted	$0.33	$0.13

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Common Stock			Accumulated Deficit		Comprehensive Income
	Shares	Amount					Total

Balance, December 31, 2010	16,441,554	$16,442	$116,748,175	$(3,826,510)	$(4,229,530)	$-	$108,708,577
Dividends declared	-	-	-	(9,447,527)	-	-	(9,447,527)
Sale of 15,812,500 shares, net of underwriters’ discount and offering expenses	15,812,500	15,812	112,974,513	-	-	-	112,990,325
Stock based compensation awarded to directors	-	-	10,364	-	-	-	10,364
Net income	-	-	-	8,596,073	-	8,596,073	8,596,073
Net change in unrealized loss on investment in Available for Sale securities	-	-	-	-	(245,437)	(245,437)	(245,437)
Comprehensive income	-	-	-	-	-	$8,350,636
Balance, March 31, 2011	32,254,054	$32,254	$229,733,052	$(4,677,964)	$(4,474,967)		$220,612,375

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS

(Unaudited)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Cash Flows From Operating Activities:
Net income	$8,596,073	$305,833
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	3,274,606	610,659
Change in fair value of interest rate contracts	2,135,653	596,925
Gain on sale of Agency Securities	-	(208,199)
Stock based compensation	10,364	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(3,812,315)	(550,054)
Decrease (increase) in prepaid income taxes and other assets	525,869	(24,296)
Increase in accounts payable and accrued expenses	516,945	45,694
Net cash provided by operating activities	11,247,195	776,562
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,189,243,231)	(147,963,888)
Principal repayments of Agency Securities	71,252,666	6,562,794
Proceeds from sales of Agency Securities	-	31,531,266
Unsettled security purchases	(103,306,711)	(15,927,169)
Net cash used in investing activities	(1,221,297,276)	(125,796,997)
Cash Flows From Financing Activities:
Sale of common stock, net of expenses	112,990,325	-
Proceeds from repurchase agreements	4,541,638,738	306,657,050
Principal repayments on repurchase agreements	(3,413,948,151)	(184,520,559)
Increase in restricted cash	(9,032,619)	(917,184)
Dividends paid	(9,767,958)	(70,447)
Net cash provided by financing activities	1,221,880,335	121,148,860
Net Increase (decrease) in cash	11,830,254	(3,871,575)
Cash - beginning of period	35,343,907	6,653,331
Cash - end of period	$47,174,161	$2,781,756
Supplemental Disclosure:
Cash paid for income taxes (not including tax refunds received)	$12,000	$3,025
Cash paid during the period for interest	$1,104,971	$88,381
Non-Cash Investing Activity:
Net unrealized(loss) gain or investment in available for sale securities	$(245,437)	542,418

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 1 – Basis of Presentation

The balance sheet as of December 31, 2010, which has been derived from the audited financial statements, and the unaudited financial statements included herein have been prepared from the books and records of ARMOUR Residential REIT, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission for reporting in the Quarterly Report on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the U.S (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, which are filed on Form 10-K.

The Company’s management is responsible for this interim financial information. Interim results may not be indicative of the results that may be expected for the year. However, we believe that all adjustments considered necessary for a fair presentation of this financial information have been included and are of a normal and recurring nature.

Note 2 - Organization and Nature of Business Operations

Business

References to “we”, “us”, “our”  "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., a wholly-owned subsidiary of ARMOUR.

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

We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (“the Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation and Use of Estimates

Our financial statements are presented in U.S. dollars in conformity with GAAP. The condensed consolidated financial statements include the accounts of ARMOUR and all subsidiaries; all intercompany accounts and transactions have been eliminated.

The preparation of financial information in conformity with GAAP requires management to make estimates that affect the reported assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

Restricted Cash

Restricted cash at March 31, 2011 and December 31, 2010, represents approximately $13.7 million and $4.7 million, respectively, held by counterparties as collateral for interest rate contracts.

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

Fair Value of Financial Instruments

We consider our cash, restricted cash, Agency Securities, Available for Sale (settled and unsettled), accrued interest receivable, accounts payable, interest rate contracts, repurchase agreements and accrued interest payable to meet the definition of financial instruments. The carrying amount of cash, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See Notes 5 and 6, respectively, for discussion of the fair value of Agency Securities, Available for Sale and Interest Rate Contracts. The carrying amount of repurchase agreements and accrued interest payable is deemed to approximate fair value due to the short-term maturities of these instruments.

Agency Security Valuation

Agency Securities are valued using third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. The resulting unrealized gains and losses are reflected in our condensed consolidated balance sheets as accumulated other comprehensive loss.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

Derivatives

We seek to mitigate the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short-term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. During the term of the interest rate swap, we make or receive periodic payments and unrealized gains or losses are recorded as a result of marking the swaps to their fair value. If a swap is terminated prior to maturity, we record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and our cost basis in the contract, if any. The periodic payments and any realized gains or losses are reported under realized gain (loss) on interest rate contracts in our statement of operations. All unrealized gains or losses are reported under change in fair value of interest rate contracts in our statements of operations. Swaps involve a risk that interest rates will move contrary to our expectations, which may reduce the periodic payments we receive or increase our payment obligations.

We are exposed to credit loss in the event of nonperformance by the counterparty to the swap, limited to any gains recognized. However, as of March 31, 2011, we did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, we may not achieve the anticipated benefits of the interest rate swaps and may realize a loss.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors (“Board”) or a committee thereof.

Common Stock and Warrants

At March 31, 2011, we had 32,254,054 shares of common stock issued and outstanding, and have authorized 250,000,000 shares of common stock, par value $0.001.  At March 31, 2011, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

Income per Common Share

Basic income per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued in the offering and sponsor warrants were contingently exercisable upon consummation of a business combination. The basic and pro forma diluted income per common share for the quarter ended March 31, 2011 and March 31, 2010, does not include 32,500,000 warrants as the effect of including such warrants would be anti-dilutive. Pro forma diluted income per share would reflect the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

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

Our management is responsible for determining whether a tax position taken by us is more likely than not to be sustained on its merits. We have no material unrecognized tax benefits and have not recognized in these financial statements any interest or penalties related to income taxes. Should any such penalties and interest be recognized, they will be included in other expenses and interest expense, respectively. No tax returns of ours have been examined by federal, state or local authorities; therefore all years which are statutorily open are subject to examination by the appropriate authorities.

Note 4 - Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of this standard are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods beginning after December 15, 2010. We adopted the guidance related to Level 1 and Level 2 disclosures effective January 1, 2010 and adopted the guidance related to Level 3 disclosures effective January 1, 2011; the full adoption of this guidance did not have a material effect on our financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

In July 2010, the FASB issued guidance that primarily requires additional disaggregated disclosures of (i) credit risks associated with financing receivables, and (ii) impaired financing receivables and the related allowance for credit losses. The guidance is generally effective for the first interim or annual period ending after December 15, 2010; however certain disclosures are not required until the first interim or annual period beginning after December 15, 2010. The adoption of the guidance did not require us to include additional disclosures in the notes to our condensed consolidated financial statements.

Note 5 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. Management generally determines the fair values of Agency Securities by using third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons,  prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews pricing used to ensure that current market conditions are represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. At March 31, 2011 and December 31, 2010, all of our Agency Security values were based solely on third-party sources.

As of March 31, 2011, we had the following securities in an unrealized loss and/or a gain position as presented below. The table below includes $20.0 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain (Loss)
Fannie Mae Certificates	$1,567,549,404	$1,563,180,227	$(7,466,750)	$3,097,573	$(4,369,177)
Freddie Mac Certificates	298,146,974	297,345,505	(1,883,880)	1,082,411	(801,469)
Ginnie Mae Certificates	412,693,321	413,389,000	(677,995)	1,373,674	695,679
Total Agency Securities	$2,278,389,699	$2,273,914,732	$(10,028,625)	$5,553,658	$(4,474,967)

As of December 31, 2010, we had the following securities in an unrealized loss and/or a gain position as presented below. The table below includes $125.3 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain(Loss)
Fannie Mae Certificates	$847,473,686	$843,872,174	$(5,767,276)	$2,165,764	$(3,601,512)
Freddie Mac Certificates	258,457,021	257,316,342	(2,060,057)	919,378	(1,140,679)
Ginnie Mae Certificates	60,149,503	60,662,164	(45,676)	558,337	512,661
Total Agency Securities	$1,166,080,210	$1,161,850,680	$(7,873,009)	$3,643,479	$(4,229,530)

The components of the carrying value of available for sale Agency Securities at March 31, 2011, are presented below.

March 31, 2011
Principal balance settled securities	$2,169,947,596
Principal balance forward settle securities	19,011,912
Unamortized premium settled securities	88,500,672
Unamortized premium forward settle securities	929,519
Gross unrealized gains	5,553,658
Gross unrealized losses	(10,028,625)
Carrying value/estimated fair value	$2,273,914,732

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The components of the carrying value of available for sale Agency Securities at December 31, 2010, are presented below.

December 31, 2010
Principal balance settled securities	$995,994,552
Principal balance forward settle securities	120,473,239
Unamortized premium settled securities	44,724,477
Unamortized premium forward settle securities	4,887,942
Gross unrealized gains	3,643,479
Gross unrealized losses	(7,873,009)
Carrying value/estimated fair value	$1,161,850,680

As of March 31, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.09%, due to the average interest rates on these securities being higher than prevailing market rates. As of March 31, 2011, we had approximately $89.4 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of March 31, 2011, our investment portfolio of securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities as of March 31, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	5.1%	7	$109,352,905	3.66%	$104.65	$114,432,859	$105.03	$114,857,148
19-36	6.6	31	140,561,407	4.68	105.04	147,651,539	105.43	148,199,438
37-60	30.1	49	652,800,207	3.86	103.91	678,340,432	103.96	678,663,343
61-84	20.1	76	440,884,194	3.70	103.58	456,667,882	102.74	452,949,612
85+	1.9	112	41,853,098	4.08	105.39	44,108,611	102.84	43,040,109
Total/Average	63.8%	54	$1,385,451,811	3.88%	$104.02	$1,441,201,323	$103.77	$1,437,709,650

Fixed Rate Settled Securities as of March 31, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	70	$1,581,176	5.60%	$106.51	$1,684,121	$107.47	$1,699,346
91-180	36.1	171	782,914,609	4.21	104.17	815,562,824	104.03	814,473,705
Total/Average	36.2	170	$784,495,785	4.21%	$104.17	$817,246,945	$104.04	$816,173,051

All Settled Securities as of March 31, 2011

	Percentage of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$2,169,947,596	4.00%	$104.08	$2,258,448,268	$103.87	$2,253,882,701

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of March 31, 2011, we had committed to purchase securities for settlements in April of 2011. The information below was current as of March 31, 2011, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Adjustable Rate Forward Settle Securities as of March 31, 2011

Months to Reset	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	4.0%	10	$754,533	5.50%	$103.88	$783,771	$105.31	$794,585
19-36	9.4	32	1,762,997	4.48	104.43	1,841,129	106.40	1,875,900
37-60	11.3	40	2,144,811	4.75	105.05	2,253,086	105.56	2,263,988
61-84	5.6	84	1,074,602	4.94	105.38	1,132,362	106.16	1,140,761
Total/Average	30.3%	42	$5,736,943	5.11%	$104.77	$6,010,348	$105.90	$6,075,234

Fixed Rate Forward Settle Securities as of March 31, 2011

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
90-180	69.7%	179	$13,274,969	4.50%	$104.94	$13,931,083	$105.14	$13,956,797
Total/Average	69.7%	179	$13,274,969	4.50%	$104.94	$13,931,083	$105.14	$13,956,797

All Forward Settle Securities as of March 31, 2011

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$19,011,912	4.68%	$104.89	$19,941,431	$105.37	$20,032,031

All Settled and Forward Settle Securities as of March 31, 2011

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$2,188,959,508	4.01%	$104.09	$2,278,389,699	$103.88	$2,273,914,732

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security.  We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

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

Adjustable Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	4.8%	7	$47,989,156	3.67%	$104.31	$50,058,987	$104.45	$50,126,097
19-36	3.3	29	32,967,374	4.00	103.71	34,192,034	104.37	34,407,131
37-60	25.0	52	247,952,187	4.00	103.96	257,686,509	104.44	258,969,161
61-84	32.5	78	325,954,726	3.87	104.26	339,833,155	103.34	336,849,193
85+	4.4	114	44,397,480	4.07	105.39	46,789,017	102.66	45,578,166
Total/Average	70.0%	64	$699,260,923	3.92%	$104.20	$728,559,702	$103.81	$725,929,748

Fixed Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	63	$1,171,170	6.15%	$107.23	$1,255,843	$108.53	$1,271,054
91-180	29.9	172	295,562,459	4.33	105.19	310,903,484	104.65	309,319,711
Total/Average	30.0%	171	$296,733,629	4.34%	$105.20	$312,159,327	$104.67	$310,590,765

All Settled Securities as of December 31, 2010

	Percentage Of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$995,994,552	4.04%	$104.50	$1,040,719,029	$104.07	$1,036,520,513

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of December 31, 2010, we had committed to purchase securities for settlements in January and February of 2011. The information below was current as of December 31, 2010, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities were adjustable rate with a minimum expected reset of 11 months and a maximum expected reset of 71 months.

Adjustable Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	63.6%	27	$76,288,258	3.22%	$104.60	$79,799,280	$104.41	$79,653,941

Fixed Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	36.4%	179	$44,184,981	4.00%	$103.12	$45,561,901	$103.38	$45,676,226

All Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$120,473,239	3.51%	$104.06	$125,361,181	$104.03	$125,330,167

All Settled and Forward Settle Securities as of December 31, 2010

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$1,116,467,791	3.98%	$104.44	$1,166,080,210	$103.73	$1,161,850,680

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at March 31, 2011.

Agency Securities	March 31, 2011
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$1,549,507,563	68.1%
Freddie Mac Certificates	295,920,612	13.0
Ginnie Mae Certificates	408,454,526	18.0

Forward Settle Securities
Fannie Mae Certificates	13,672,664	0.6
Freddie Mac Certificates	1,424,893	0.1
Ginnie Mae Certificates	4,934,474	0.2
Total Securities	$2,273,914,732	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

As of March 31, 2011 and December 31, 2010, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed interest rates for an average period of approximately 54 months and 64 months respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 6 - Interest Rate Contracts

We enter into transactions to manage our interest rate risk exposure. These transactions include purchasing or selling Eurodollar futures contracts (“Futures Contracts”) as well as purchasing or selling interest rate swap contracts. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins.  Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges, and as such, we recognize changes in the fair value of these transactions through earnings (See Note 3). For the quarter ended March 31, 2011 and 2010, we recognized non-cash losses of $0.3 million and $0.6 million, respectively. Our derivative instruments are carried on our condensed consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

As of March 31, 2011 and December 31, 2010, we had entered into $134.0 million and $214.0 million (notional amount), respectively, of Eurodollar Future swap equivalents traded in 1,435 and 2,361 individual contract transactions, respectively. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities, and these requirements may vary and change over time based on the market value, notional amount, and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

As of March 31, 2011 and December 31, 2010, we had entered into $965.0 million and $155.0 million (notional amount) of swap contracts, respectively, traded in 37 and 10 individual transactions, respectively. Consistent with market practice, we have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate contracts. Through this margining process, either we or our swap counterparty may be required to pledge cash or securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the swap. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

We had $4.0 million and $4.4 million of restricted cash related to margin posted for Futures Contracts as of March 31, 2011 and December 31, 2010, respectively. We had $9.7 million and $0.3 million of restricted cash related to interest rate swap contracts as of March 31, 2011 and December 31, 2010, respectively.

The following tables present information about interest rate swap contracts which are included in interest rate contracts on the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010:

	Notional Amount	Value as of March 31, 2011	Fixed Rate
Interest rate swaps maturing 12-24 months	$20,000,000	$(11,376)	0.5%
Interest rate swaps maturing 24-36 months	290,000,000	167,692	1.1
Interest rate swaps maturing 36-48 months	305,000,000	170,036	1.6
Interest rate swaps maturing 48-60 months	350,000,000	(2,217,262)	2.1
Totals	$965,000,000	$(1,890,910)	1.6%

	Notional Amount	Value as of December 31, 2010	Fixed Rate
Interest rate swaps maturing 12-24 months	$20,000,000	$(9,981)	0.5%
Interest rate swaps maturing 24-36 months	100,000,000	147,282	1.0
Interest rate swaps maturing 36-48 months	10,000,000	(9,195)	1.4
Interest rate swaps maturing 48-60 months	25,000,000	(26,039)	1.9
Totals	$155,000,000	$102,067	1.1%

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following tables present information about Futures Contracts which are included in interest rate contracts on the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010:

	Notional Amount	Value as of March 31, 2011	Weighted Average Rate
Eurodollar future strips maturing 3/19/12-9/17/12	$13,000,000	$(118,788)	1.0%
Eurodollar future strips maturing 3/18/13-9/16/13	47,000,000	(954,937)	1.6
Eurodollar future strips maturing 3/17/14-12/15/14	64,000,000	(1,603,725)	2.1
Eurodollar future strips maturing 9/14/15	10,000,000	(97,938)	2.1
Totals	$134,000,000	$(2,775,388)	1.8%

	Notional Amount	Value as of December 31, 2010	Weighted Average Rate
Eurodollar future strips maturing 3/19/12-9/17/12	$28,000,000	$(137,950)	0.8%
Eurodollar future strips maturing 3/18/13-12/16/13	107,000,000	(1,114,125)	1.3
Eurodollar future strips maturing 3/17/14-9/15/14	64,000,000	(1,193,113)	1.8
Eurodollar future strips maturing 9/14/15	15,000,000	(187,524)	2.1
Totals	$214,000,000	$(2,632,712)	1.6%

Note 7 - Repurchase Agreements

At March 31, 2011 and December 31, 2010, we had repurchase agreements in place in the amount of $2.1 billion and $1.0 billion, respectively, to finance Agency Security purchases.  For the quarter ended March 31, 2011 and the year ended December 31, 2010, the weighted average interest rate or cost of funds was 0.29% and 0.35%, respectively.  At March 31, 2011 and December 31, 2010, we had repurchase agreements outstanding with fourteen and eleven counterparties, respectively, with a weighted average maturity of 34 days and 32 days, respectively.

The following tables represent the contractual repricing information regarding our repurchase agreements:

March 31, 2011	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$1,330,270,245	0.29%	$172,150	$1,330,442,395
31 days to 60 days	459,216,000	0.30	151,380	459,367,380
61 days to 90 days	280,790,000	0.30	36,045	280,826,045
Greater than 90 days	29,090,000	0.36	8,436	29,098,436
Total	$2,099,366,245	0.29%	$368,011	$2,099,734,256

December 31, 2010	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$656,601,658	0.36%	$120,965	$656,722,623
31 days to 60 days	123,840,000	0.33	27,244	123,867,244
61 days to 90 days	191,234,000	0.32	71,349	191,305,349
Total	$971,675,658	0.35%	$219,558	$971,895,216

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

At March 31, 2011, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Nomura Securities International, Inc.	$249,902,000	$12,808,695	40	11.9%
Guggenheim Liquidity Securities, LLC	225,435,000	11,045,641	61	10.7
MF Global Inc.	222,488,000	10,517,543	60	10.6
UBS Securities LLC	212,464,000	10,724,277	21	10.1
Goldman Sachs & Company	201,662,000	10,418,840	36	9.6
Cantor Fitzgerald & Co.	200,855,000	12,204,369	21	9.6
South Street Securities, LLC	199,761,245	9,543,779	32	9.5
RBS Securities Inc.	165,954,000	8,305,245	24	7.9
Mizuho Securities USA Inc.	126,755,000	6,241,775	22	6.0
J.P. Morgan Securities LLC	125,134,000	6,247,863	23	6.0
Merrill Lynch, Pierce, Fenner & Smith Inc.	66,750,000	3,474,913	21	3.2
Daiwa Securities America Inc.	64,440,000	3,915,864	18	3.1
Jefferies and Company, Inc.	29,791,000	1,268,576	11	1.4
The Prince Ridge Group LLC	7,975,000	453,181	11	0.4
Total	$2,099,366,245	$107,170,561		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

At December 31, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Guggenheim Liquidity Securities, LLC	$141,026,000	$4,425,424	56	14.5%
South Street Securities, LLC	135,297,000	6,204,002	29	13.9
Goldman Sachs & Company	132,638,000	6,424,071	19	13.7
MF Global Inc.	127,809,000	4,197,001	56	13.2
Cantor Fitzgerald & Co.	111,982,000	7,658,536	16	11.5
Nomura Securities International, Inc.	95,228,000	2,037,191	40	9.8
RBS Securities Inc.	86,535,658	4,774,360	18	8.9
UBS Securities LLC	46,535,000	2,805,301	27	4.8
Mizuho Securities USA Inc.	39,826,000	1,593,285	10	4.0
Jefferies and Company, Inc.	31,822,000	426,829	10	3.3
Daiwa Securities America Inc.	22,977,000	1,690,799	18	2.4
Total	$971,675,658	$42,236,799		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense

As of March 31, 2011 and December 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.2% and 5.3%, respectively.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 8 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are party to a management agreement with ARRM. Pursuant to the management agreement, as amended, ARRM is entitled to receive a monthly management fee equal to 1/12th of 1% of  gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50 million, inclusive of gross merger equity. Thereafter, the monthly management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1.0 billion and (b) 0.75% of gross equity raised in excess of $1.0 billion, with a monthly minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity).

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any significant leases for office, computer and other equipment or office furnishings.

Litigation

We are not party to any pending, threatened or contemplated litigation.

Note 9 - Share-Based Compensation

2009 Stock Incentive Plan

We  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of ours, and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock (“RSU’s”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards.”) On May 12, 2010, our Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization.

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

Awards Under the Plan

During the quarter ended March 31, 2011, we awarded a total of 192,500 RSU’s to members of our Board (the “Board Awards”) and employees of ARRM (the “ARRM Awards”). We account for the ARRM Awards under ASC Topic No. 505-50 ”Equity Based Payments to Non-Employees.”. We account for the Board Awards under ASC Topic No. 718 “Compensation- Stock Compensation.” The Board Awards and the ARRM Awards were awarded at a weighted average grant date fair value per RSU of $7.91, determined at the grant date based on the closing price of our common stock. Both awards are service-based awards, and vest quarterly in equal amounts over a five year term ending December 31, 2015. We recorded $0.7 million of non-cash restricted cash compensation expense in the quarter ended March 31, 2011, of this amount, $0.01 million is included in additional paid-in capital and $0.06 million is included in accounts payable and accrued expenses, representing shares issuable per the agreements.

As of March 31, 2011, there was approximately $1.2 million and $0.2 million of unearned non-cash stock-based compensation related to the AARM Awards and to the Board Awards, respectively, that we expect to recognize as an expense over the next 5 years. The Board Awards are expensed on a straight-line basis over the requisite service period of 5 years; the ARRM Awards are valued and expensed as they vest at each quarter end commencing March 31, 2011 and ending December 31, 2015, based on the closing price of our common stock on the last trading day of the quarter. At March 31, 2011, 9,630 of our outstanding RSU’s were vested.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

RSU transactions for the quarter ended March 31, 2011, are summarized below:

Number of Awards
Awards Outstanding December 31, 2010	-
Awards Granted	192,500
Awards Forfeited	-
Awards Outstanding March 31, 2011	192,500

Non-vested transactions for the quarter ended March 31, 2011, are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value per Award
Non-vested Awards Outstanding, December 31, 2010	-	$-
Granted	192,500	7.91
Vested	(9,630)	7.91
Forfeited	-	-
Non-vested Awards Outstanding March 31, 2011	182,870	$7.91

Note 10 - Shareholders’ Equity

On January 26, 2011, we completed an underwritten secondary public offering of 6,000,000 shares of common stock. The underwriters fully exercised the over-allotment option for 900,000 additional shares at a price of $7.55 per share. Net proceeds were $49.0 million, net of issuance costs of approximately $3.1 million.

On January 28, 2011, a cash dividend of $0.12 per common share, or $2.0 million in the aggregate, was paid to holders of record on January 15, 2011.  This amount included $0.02 per common share of taxable income related to the year ended December 31, 2010.

On February 8, 2011, we completed an underwritten secondary public offering of 7,750,000 shares of common stock. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares at a price of $7.60 per share. Net proceeds were $64.0 million, net of issuance costs of approximately $3.7 million.

On February 25, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on February 15, 2011.

On March 30, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on March 15, 2011.

Note 11 - Fair Value of Financial Instruments

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Values obtained from the independent pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be re-classified as a Level 3 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At March 31, 2011 and December 31, 2010, all of our Agency Security values were based solely on third-party sources.

Derivative Transactions - The fair value of our Eurodollar Futures Contracts are based on closing prices on the CME.  The fair value of our interest rate swap contracts are valued using a third-party. Our Futures Contracts are classified as Level 1. The accrued interest of our interest rate swap contracts are Level 1. The present value of estimated future cash flows of our interest rate swap contracts are Level 3.

Repurchase Agreements - The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements. The carrying amount of repurchase agreements is deemed to be their fair value.

The following table presents our financial instruments measured at fair value as of March 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets (liabilities) carried at fair value:
Agency Securities, available for sale	$-	$2,273,059,805	$854,927	$2,273,914,732
Interest rate contracts	(2,775,388)	(1,890,910)	-	(4,666,298)
Total	$(2,775,388)	$2,271,168,895	$854,927	$2,269,248,434

The following table presents our financial instruments measured at fair value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Assets (liabilities) carried at fair value:
Agency Securities, available for sale	$-	$1,114,175,921	$47,674,759	$1,161,850,680
Interest rate contracts	(2,632,712)	-	102,067	(2,530,645)
Total	$(2,632,712)	$1,114,175,921	$47,776,826	$1,159,320,035

When a new pool of mortgages is created, the third party pricing services do not always become aware of the new pool for the early period of its existence. To the extent that we purchase a pool which the pricing service does not have listed, we seek independent third party pricing from other services or brokers. Additionally, we will ask the third party pricing service to include those assets in its list of priced assets in the future. As of December 31, 2010, we owned certain assets which were not priced by the independent third party pricing service and those assets were therefore classified as Level 3 assets. On March 31, 2011, these assets were priced by the pricing service and were therefore, reclassified as Level 2 assets. As of March 31, 2011, certain bonds purchased during the quarter were not priced by the pricing service which were valued using dealer quotes and therefore classified as Level 3 assets.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table presents detail of our Level 3 financial instruments measured at fair value as of March 31, 2011.

Level 3
Balance as of December 31, 2010	$47,776,826
Reclassification of agency securities	(47,776,826)
Purchases of agency securities, at cost	849,582
Unrealized gain on agency securities included in other comprehensive income	5,345
Balance as of March 31, 2011	$854,927

The following table presents detail of our Level 3 financial instruments measured at fair value as of December 31, 2010.

Level 3
Balance as of January 1, 2010	$-
Purchases of agency securities, at cost	47,681,986
Unrealized loss on agency securities included in other comprehensive income	(7,227)
Unrealized gain on interest rate contracts included in change in fair value of interest rate contracts on the Statements of Operations	102,067
Balance as of December 31, 2010	$47,776,826

Note 12 – Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute 90% of our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

We have elected to treat Enterprise as a taxable REIT subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. As of December 31, 2010, we had recognized refundable income taxes of $0.5 million, related to the carry back of net operating losses incurred by Enterprise in 2009 to prior years in which Enterprise reported taxable income. This amount was received in January 2011.

Our provision for income taxes for the quarter ended March 31, 2011 and March 31, 2010, included $9,000 and $2,400 of federal income tax expense resulting from undistributed REIT taxable income for the year ended December 31, 2010 and December 31, 2009, respectively which is included in accounts payable and accrued expenses.

Note 13 - Interest Rate Risk

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

We seek to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable rate assets with variable rate borrowings. We may seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Agency Securities by entering into interest rate agreements such as interest rate swaps. As of March 31, 2011 and December 31, 2010, we had entered into interest rate swap contracts to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $965.0 million and $155.0 million, respectively. Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency Securities. Prepayments, which result in the expensing of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 14 - Related Party Transactions

We entered into a Management Agreement (see Note 8 “Commitments and Contingencies” for additional discussion) with ARRM to manage our business affairs in conformity with certain restrictions contained in the management agreement, including any material operating policies we may adopt.  Pursuant to the terms of the management agreement, ARRM will be responsible for the following primary roles:

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

In return for these services, we incurred $0.8 million and $0.06 million of management fees to ARRM, for the quarter ended March 31, 2011 and March 31, 2010, respectively. We did not reimburse any expenses incurred by ARRM on our behalf.

Note 15 – Subsequent Events

On April 13, 2011, we completed an underwritten secondary public offering of 17,000,000 shares of common stock. This included the underwriter’s partially exercised over-allotment option of 1,000,000 additional shares at a price of $7.40 per share. Net proceeds were $121.4 million, net of issuance costs of approximately $4.4 million.

On April 28, 2011, a cash dividend of $0.12 per common share, or $6.0 million in the aggregate, was paid to holders of record on April 15, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

References to “we”, “us”, “our”, “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which became a wholly-owned subsidiary of ARMOUR after completion of the business combination described below.

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

•

interest rates.

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock.

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

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code, (“ the Code”). We will generally not be subject to federal income tax to the extent that we distribute 90% of our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively mitigate interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

Our Manager

We are managed by ARRM pursuant to a management agreement between ourselves and ARRM.  As an externally-managed company, we depend on the diligence, experience and skill of ARRM for the selection, acquisition, structuring, hedging and monitoring of our Agency Securities and associated borrowings.  Pursuant to the management agreement, ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity (including initial gross merger equity as well as any future equity raised), as measured as of the date of determination, regardless of our performance.  The management agreement became effective on November 6, 2009 and has an initial term of 5 years; following the initial term, the management agreement automatically renews for successive 1-year renewal terms unless we or ARRM give notice to the respective other of its intent not to renew the agreement 180 days prior to the expiration of the initial term or any renewal term, as applicable.  On November 6, 2009, we entered into an amended and restated management agreement with ARRM for the sole purpose of reducing the monthly management fee to 1/12th of 1% of gross equity raised (including initial gross merger equity as well as any future gross equity raised) until gross equity raised is $50.0 million inclusive of gross merger equity. Thereafter, the monthly management fee shall be 1/12th of (a) 1.5% of gross equity raised up to $1.0 billion and (b) 0.75% of gross equity raised in excess of $1.0 billion, with a monthly minimum based on 1/12th of $900,000. There is no incentive compensation payable to ARRM pursuant to the management agreement.

As of March 31, 2011, our Agency Security portfolio, both trades that have settled and forward settle trades that we have committed to settle, consisted of approximately $2.3 billion, in market value, of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and 15 years.

The following table represents key data regarding our results of operations since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Unsettled Security Purchases	Equity	Shares Outstanding	Book Value Per Share	Quarterly Dividends Declared	Quarterly Diluted Earnings (Loss) Per Share
March 31, 2011	$2,273,914,732	$2,099,366,245	$19,941,430	$220,612,375	32,254,054	$6.84	$0.34	$0.33
December 31, 2010	1,161,850,680	971,675,658	125,418,369	108,708,577	16,441,554	6.61	0.38	0.71
September 30, 2010	540,070,197	490,727,022	11,130,519	54,035,550	7,414,054	7.29	0.36	(0.06)
June 30, 2010	477,579,500	334,703,323	114,870,537	54,319,365	7,414,054	7.33	0.40	(0.22)
March 31, 2010	164,583,811	168,525,093	-	21,417,725	2,304,054	9.30	0.40	0.13
December 31, 2009	118,648,724	46,388,602	58,559,479	21,491,096	2,304,054	9.33	-	(0.08)

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

Prepayments on Agency Securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic and geographic factors beyond our control, as well as policy decisions by Fannie Mae, Freddie Mac and Ginnie Mae. Consequently prepayment rates cannot be predicted with certainty. To the extent we have acquired Agency Securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our Agency Securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. The recent climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In addition, the U.S. Federal Reserve initiated a program in 2008 to purchase $200.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.3 trillion in Agency Securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. This purchase program was completed on March 31, 2010. It is unclear the degree to which the completion of this program and withdrawal of substantial demand for Agency Securities by the Federal Reserve will affect the price and liquidity of Agency Securities. We are unable to predict whether or when the U.S. Treasury or the Federal Reserve will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition. It is unclear the timing or manner in which the Federal Reserve might dispose of the Agency Securities it has acquired and, consequently, any impact on the Agency Securities market and the Agency Securities we hold.

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

U.S. Treasury Market Intervention

One of the main factors impacting market prices was the U.S. Federal Reserve’s program to purchase agency securities which had commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of agency securities were purchased. In addition, through the course of 2009, the U.S. Treasury purchased $250 billion of agency securities. An effect of these purchases has been an increase in the prices of agency securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining agency securities with sales up to $10 billion per month, subject to market conditions. It is unclear how these sales will affect market conditions and pricing.

Financial Regulatory Reform Bill and Other Government Activity

Certain programs initiated by the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008, through September 30, 2011, and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan, which is multi-faced plan that also is intended to prevent residential mortgage foreclosures. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of agency securities could be that such holders would experience changes in the anticipated yields of their agency securities due to (i) increased prepayment rates and (ii) lower interest and principal payments.

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

Interest Rates

The overall credit market deterioration since August 2007, has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 4.75% to 1.0% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0.00% and 0.25%. To date, the Federal Reserve has maintained that target range. Our funding costs, which traditionally have tracked the 30-day London Interbank Offered Rate (“LIBOR”) have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

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

 Our borrowings in the repurchase market have also historically closely tracked LIBOR. So traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007, (prior to our commencement of operations) LIBOR and repurchase market rates have varied greatly, and often have been significantly higher than the target and the Effective Federal Funds Rate. The difference between 30-day LIBOR and the Effective Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows 30-day LIBOR as compared to the Effective Federal Funds rate at each period end:

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
March 31, 2011	0.24%	0.10%
December 31, 2010	0.26	0.13
September 30, 2010	0.26	0.15
June 30, 2010	0.35	0.09
March 31, 2010	0.25	0.09
December 31, 2009	0.23	0.05

Principal Repayment Rate

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio and our hedging strategy. We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for 2009 for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate
March 31, 2011	11.7%
December 31, 2010	10.8
September 30, 2010	11.1
June 30, 2010	15.4
March 31, 2010	14.5
December 31, 2009	8.6

We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset, and earnings, are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

Book Value per Share

As of March 31, 2011, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $6.84, an increase of $0.23 from $6.61 at December 31, 2010. This increase was primarily attributable to shareholder accretion from a total of two underwritten follow-on public offerings of an aggregate of 15,812,500 shares of common stock.  Although we attempt to structure our interest rate contracts to offset the changes in asset prices, they are not perfectly correlated, and depend on the corresponding durations and section of the yield curve that moves to offset each other. Our interest rate contracts, which consist of using interest rate swaps and Eurodollar futures to act to fix the borrowing cost on a portion of our financing and generally help to mitigate some of the change in our book value. Generally, the value of our interest rate contracts move in the opposite direction of the value of our Agency Securities. In an environment of very low interest rates, further interest rate reductions may cause the value of interest rate swap contracts and Eurodollar futures positions to decline more than the absolute and pro rata increase in the value of our Agency Securities. For the quarter ending March 31, 2011, the unrealized change of our Eurodollar futures and interest rate swap contract positions decreased by $0.3 million and the unrealized change of our Agency Securities decreased by $0.2 million.  For the year ended December 31, 2010, the unrealized change of our Eurodollar futures and interest rate swap contract positions declined by $2.5 million and the unrealized change of our Agency Securities decreased by $4.3 million.

Investments

Agency Securities

As of March 31, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.09%, due to the average interest rates on these securities being higher than prevailing market rates. As of March 31, 2011, we had approximately $89.4 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of March 31, 2011, our investment portfolio of securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities as of March 31, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	5.1%	7	$109,352,905	3.66%	$104.65	$114,432,859	$105.03	$114,857,148
19-36	6.6	31	140,561,407	4.68	105.04	147,651,539	105.43	148,199,438
37-60	30.1	49	652,800,207	3.86	103.91	678,340,432	103.96	678,663,343
61-84	20.1	76	440,884,194	3.70	103.58	456,667,882	102.74	452,949,612
85+	1.9	112	41,853,098	4.08	105.39	44,108,611	102.84	43,040,109
Total/Average	63.8%	54	$1,385,451,811	3.88%	$104.02	$1,441,201,323	$103.77	$1,437,709,650

Fixed Rate Settled Securities as of March 31, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	70	$1,581,176	5.60%	$106.51	$1,684,121	$107.47	$1,699,346
91-180	36.1	171	782,914,609	4.21	104.17	815,562,824	104.03	814,473,705
Total/Average	36.2%	170	$784,495,785	4.21%	$104.17	$817,246,945	$104.04	$816,173,051

All Settled Securities as of March 31, 2011

	Percentage Of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$2,169,947,596	4.00%	$104.08	$2,258,448,268	$103.87	$2,253,882,701

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of March 31, 2011, we had committed to purchase securities for settlements in April of 2011. The information below was current as of March 31, 2011, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Adjustable Rate Forward Settle Securities as of March 31, 2011

Months to Reset	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	4.0%	10	$754,533	5.50%	$103.88	$783,771	$105.31	$794,585
19-36	9.4	32	1,762,997	4.48	104.43	1,841,129	106.40	1,875,900
37-60	11.3	40	2,144,811	4.75	105.05	2,253,086	105.56	2,263,988
61-84	5.6	84	1,074,602	4.94	105.38	1,132,362	106.16	1,140,761
Total/Average	30.3%	42	$5,736,943	5.11%	$104.77	$6,010,348	$105.90	$6,075,234

Fixed Rate Forward Settle Securities as of March 31, 2011

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
90-180	69.7%	179	$13,274,969	4.50%	$104.94	$13,931,083	$105.14	$13,956,797
Total/Average	69.7%	179	$13,274,969	4.50%	$104.94	$13,931,083	$105.14	$13,956,797

All Forward Settle Securities as of March 31, 2011

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$19,011,912	4.68%	$104.89	$19,941,431	$105.37	$20,032,031

All Settled and Forward Settle Securities as of March 31, 2011

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$2,188,959,508	4.01%	$104.09	$2,278,389,699	$103.88	$2,273,914,732

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security.  We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

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

Adjustable Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	4.8%	7	$47,989,156	3.67%	$104.31	$50,058,987	$104.45	$50,126,097
19-36	3.3	29	32,967,374	4.00	103.71	34,192,034	104.37	34,407,131
37-60	25.0	52	247,952,187	4.00	103.96	257,686,509	104.44	258,969,161
61-84	32.5	78	325,954,726	3.87	104.26	339,833,155	103.34	336,849,193
85+	4.4	114	44,397,480	4.07	105.39	46,789,017	102.66	45,578,166
Total/Average	70.0%	64	$699,260,923	3.92%	$104.20	$728,559,702	$103.81	$725,929,748

Fixed Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	63	$1,171,170	6.15%	$107.23	$1,255,843	$108.53	$1,271,054
91-180	29.9	172	295,562,459	4.33	105.19	310,903,484	104.65	309,319,711
Total/Average	30.0%	171	$296,733,629	4.34%	$105.20	$312,159,327	$104.67	$310,590,765

All Settled Securities as of December 31, 2010

	Percentage Of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$995,994,552	4.04%	$104.50	$1,040,719,029	$104.07	$1,036,520,513

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of December 31, 2010, we had committed to purchase securities for settlements in January and February of 2011. The information below was current as of December 31, 2010, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon. All, but one, of the forward settling Agency Securities were adjustable rate with a minimum expected reset of 11 months and a maximum expected reset of 71 months.

Adjustable Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	63.6%	27	$76,288,258	3.22%	$104.60	$79,799,280	$104.41	$79,653,941

Fixed Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	36.4%	179	$44,184,981	4.00%	$103.12	$45,561,901	$103.38	$45,676,226

All Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$120,473,239	3.51%	$104.06	$125,361,181	$104.03	$125,330,167

All Settled and Forward Settle Securities as of December 31, 2010

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$1,116,467,791	3.98%	$104.44	$1,166,080,210	$103.73	$1,161,850,680

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at March 31, 2011.

Agency Securities	March 31, 2011
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$1,549,507,563	68.1%
Freddie Mac Certificates	295,920,612	13.0
Ginnie Mae Certificates	408,454,526	18.0

Forward Settle Securities
Fannie Mae Certificates	13,672,664	0.6
Freddie Mac Certificates	1,424,893	0.1
Ginnie Mae Certificates	4,934,474	0.2
Total Securities	$2,273,914,732	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

As of March 31, 2011 and December 31, 2010, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed interest rates for an average period of approximately 54 months and 64 months respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, fourteen of which we had done repurchase trades with as of March 31, 2011 and eleven of which we had done repurchases trades with as of December 31, 2010. We had outstanding balances under our repurchase agreements at March 31, 2011 and December 31, 2010 of $2.1 billion and $1.0 billion, respectively.

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

•

the credit quality of the party owing money on the interest rate contracts may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of interest rate contracts may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our net income or increase any net loss.

As of March 31, 2011 and December 31, 2010, we had entered into $134.0 million and $214.0 million (notional amount), respectively, of Eurodollar Futures contracts used as interest rate swap equivalents traded in 1,435 and 2,361 individual contract transactions, respectively. Eurodollar Futures are traded on the Chicago Mercantile Exchange (“CME”) and have limited counterparty risk because of daily mark-to-market and collateral requirements.  In addition, substantial credit support for the futures contracts is provided by the CME. These Eurodollar future contracts are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.  In addition, as of March 31, 2011 and December 31, 2010, we had interest rate swap contracts with an aggregate notional balance of $965.0 million and $155.0 million respectively.

Results of Operations

We commenced our operations in November 2009, upon completion of the merger with Enterprise. During the quarter ended March 31, 2011, we completed two underwritten follow-on public offerings of an aggregate of 15,812,500 shares of our common stock. Net proceeds for the two offerings were approximately $113.0 million. Under our investment strategy, a period of time is required to deploy investment capital.

Quarter Ended March 31, 2011, Compared to Quarter Ended March 31, 2010

We raised equity capital two times during the quarter ended March 31, 2011, issuing 15,812,500 shares of common stock and raising additional net common equity of approximately $113.0 million. These changes were material to our company and significantly affect the results we report. We believed that the timing for additional investment, in both assets and liabilities, was appropriate and beneficial to our long-term performance. In addition, there are economies of scale that also are reached as our managed assets grow. As we invest the proceeds of our offerings, we are methodical, at times purchasing our assets with forward settlements up to 90 days out, in order to minimize purchase price. This means that our earnings, particularly on a per share basis, may take time to reach a level which we consider to be indicative of a full run-rate. This also means that some quarterly comparisons will not be meaningful or may be misleading.

Our primary source of income is the interest income we earn on our investment portfolio. Our net income for the quarter ended March 31, 2011, was $8.6 million or $0.33 per weighted average share. These results compare to a net income of $0.3 million or $0.13, per weighted average share for the quarter ended March 31, 2010. The main drivers of the difference were the increased capital resources from the public offerings completed in 2010 and the first quarter of 2011 and the implementation of ARMOUR’s investment strategy, offset by unrealized losses from our interest rate contracts and increasing management fees. As discussed elsewhere in this document, management fees are calculated on gross equity raised, therefore, as we complete additional equity offerings, the management fee expense will continue to increase.

Our net interest income for the quarter ended March 31, 2011, was $10.4 million compared to $1.0 million for the quarter ended March 31, 2010. As of March 31, 2011, our Agency Securities portfolio consisted of $2.3 billion of securities, including $20.0 million of current carrying value of forward settle security sales. As of December 31, 2010, our Agency Securities portfolio consisted of $1.2 billion of securities, including $125.3 million of current carrying value of forward settle security sales.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented:

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 31, 2011	3.20%	0.80%	2.40%	0.33%
December 31, 2010	3.42	0.47	2.95	0.34
September 30, 2010	3.32	0.44	2.88	0.27
June 30, 2010	2.98	0.37	2.61	0.30
March 31, 2010	3.06	0.38	2.68	0.27
December 31, 2009	4.59	0.72	3.86	0.26

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended March 31, 2011, was 11.7% on a Constant Prepayment Basis (“CPR”) compared to 14.5% for the quarter ended March 31, 2010.

As of March 31, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.09%, due to the average interest rates on these securities being higher than prevailing market rates.

The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. LIBOR was 0.24% at March 31, 2011. During the quarter ended March 31, 2011, we realized losses of $0.1 million related to our interest rate contracts compared to no losses for the quarter ended March 31, 2010. We decreased our total Eurodollar future swap equivalent notional amount from $214.0 million at December 31, 2010 to $134.0 million at March 31, 2011, with a weighted average swap equivalent rate of 1.8% and weighted average term of 37 months. In addition, during the quarter ended March 31, 2011, we increased our total interest rate swap contracts aggregate notional balance from $155.0 million to $965.0 million with, a weighted average swap rate of 1.6% and a weighted average term of 47 months.

Our total operating expenses for the quarter ended March 31, 2011, were $1.4 million as compared to $0.3 million for the quarter ended March 31, 2010.

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of our accompanying condensed consolidated financial statements) as of March 31, 2011, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes, and not our net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”) as reported in our condensed consolidated financial statements.

For the quarter ended March 31, 2011, our estimated REIT taxable income was approximately $8.9 million. The most significant difference was the unrealized loss on interest rate contracts which is reflected in GAAP earnings but does not reduce REIT taxable income.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended March 31, 2011, we purchased, $1.2 billion current face amount of Agency Securities using proceeds from the equity raises, repurchase agreements, principal repayments and cash. During the quarter ended March 31, 2011, we received cash of $71.3 million, from prepayments and scheduled amortization on our investment securities and we received $113.0 million from equity issuances. We had a net cash increase from our repurchase agreements of $1.1 billion for the quarter ended March 31, 2011. We made cash interest payments of approximately $1.1 million on our borrowings for the quarter ended March 31, 2011. Part of funding our operations includes providing cash margin to offset liability balances on our interest rate contracts. This required an additional $9.0 million of cash to be placed in a restricted account with our counterparties as of the quarter ended March 31, 2011. If rates increase over time, we may recover some or all of this cash.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have Master Repurchase Agreements, which are uncommitted repurchase facilities, with 22 lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with 11 of these counterparties.

On January 28, 2011, a cash dividend of $0.12 per common share, or $2.0 million in the aggregate, was paid to holders of record on January 15, 2011.  This amount included $0.02 per common share of taxable income related to the year ended December 31, 2010.

On February 25, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on February 15, 2011.

On March 30, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on March 15, 2011.

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

On January 26, 2011, we completed an underwritten secondary public offering of 6,000,000 shares of common stock. The underwriters fully exercised the over-allotment option for 900,000 additional shares at a price of $7.55 per share. Net proceeds were $49.0 million, net of issuance costs of approximately $3.1 million.

On February 8, 2011, we completed an underwritten secondary public offering of 7,750,000 shares of common stock. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares at a price of $7.60 per share. Net proceeds were $64.0 million, net of issuance costs of approximately $3.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2011 and December 31, 2010, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity Sources—Repurchase Facilities

At March 31, 2011, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Nomura Securities International, Inc.	$249,902,000	$12,808,695	40	11.9%
Guggenheim Liquidity Securities, LLC	225,435,000	11,045,641	61	10.7
MF Global Inc.	222,488,000	10,517,543	60	10.6
UBS Securities LLC	212,464,000	10,724,277	21	10.1
Goldman Sachs & Company	201,662,000	10,418,840	36	9.6
Cantor Fitzgerald & Co.	200,855,000	12,204,369	21	9.6
South Street Securities, LLC	199,761,245	9,543,779	32	9.5
RBS Securities Inc.	165,954,000	8,305,245	24	7.9
Mizuho Securities USA Inc.	126,755,000	6,241,775	22	6.0
J.P. Morgan Securities LLC	125,134,000	6,247,863	23	6.0
Merrill Lynch, Pierce, Fenner & Smith Inc.	66,750,000	3,474,913	21	3.2
Daiwa Securities America Inc.	64,440,000	3,915,864	18	3.1
Jefferies and Company, Inc.	29,791,000	1,268,576	11	1.4
The Prince Ridge Group LLC	7,975,000	453,181	11	0.4
Total	$2,099,366,245	$107,170,561		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

At December 31, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Guggenheim Liquidity Securities, LLC	$141,026,000	$4,425,424	56	14.5%
South Street Securities, LLC	135,297,000	6,204,002	29	13.9
Goldman Sachs & Company	132,638,000	6,424,071	19	13.7
MF Global Inc.	127,809,000	4,197,001	56	13.2
Cantor Fitzgerald & Co.	111,982,000	7,658,536	16	11.5
Nomura Securities International, Inc.	95,228,000	2,037,191	40	9.8
RBS Securities Inc.	86,535,658	4,774,360	18	8.9
UBS Securities LLC	46,535,000	2,805,301	27	4.8
Mizuho Securities USA Inc.	39,826,000	1,593,285	10	4.0
Jefferies and Company, Inc.	31,822,000	426,829	10	3.3
Daiwa Securities America Inc.	22,977,000	1,690,799	18	2.4
Total	$971,675,658	$42,236,799		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense

As of March 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.2% (weighted by borrowing amount). As of December 31, 2010, the weighted average margin requirement, under all our repurchase agreements was approximately 5.3%. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

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

While conditions have improved, should there be a reoccurrence of difficulties in the residential mortgage market, our lenders may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of required equity capital or haircut, any of which could make it more difficult or costly for us to obtain financing.

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

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for Agency Securities, we may experience margin calls monthly or more frequently. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our master repurchase agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At March 31, 2011 and December 31, 2010, our total borrowings were approximately $2.1 billion and $1.0 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 9.52:1 and 8.94:1, respectively.

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to those policies during 2011.

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

The sensitivity analysis tables presented below reflects the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2011 and December 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of March 31, 2011

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(9.72)%	(1.74)%
0.50	(4.61)	(0.79)
(0.50)	3.34	0.61
(1.00)	(0.59)	1.03

As of December 31, 2010

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(19.58)%	(2.40)%
0.50	(11.55)	(1.12)
(0.50)	5.35	0.93
(1.00)	(1.14)	1.70

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our interest rate contracts, should interest rates immediately change. Given the low level of interest rates at March 31, 2011 and December 31, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive loss” that is included in the equity section of our condensed consolidated balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our net book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

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

Credit Risk

We have limited our exposure to credit losses on our portfolio of Agency Securities by only purchasing securities issued by Freddie Mac, Fannie Mae or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae Agency Securities are backed by the full faith and credit of the U.S. government.

Item 4. Controls and Procedures

Our management, including our Co-Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding us and our subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information we must disclose in our periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

Management Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 10, 2011 with the SEC.

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

Date: May 3, 2011	ARMOUR RESIDENTIAL REIT, INC.
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