Form 10-Q
period 2011-06-30
Armour Residential REIT, Inc.
filed 2011-08-03
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of outstanding shares of the Registrant’s common stock as of August 2, 2011 was 75,726,081.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Assets	(Unaudited) June 30, 2011	December 31, 2010
Cash	$188,233,866	$35,343,907
Restricted cash	55,311,283	4,680,603
Agency securities, available for sale, at fair value (including pledged assets of $4,884,190,551 and $1,023,749,488)	5,258,400,274	1,161,850,680
Principal payments receivable	3,516,060	2,642,149
Accrued interest receivable	15,956,541	3,892,834
Receivable from transfer agent	8,224,723	-
Prepaid and other assets	383,636	266,203
Refundable income taxes	-	547,574
Total Assets	$5,530,026,383	$1,209,223,950

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$4,655,226,247	$971,675,658
Payable for unsettled securities	302,680,242	125,418,369
Interest rate contracts, at fair value	36,008,818	2,530,645
Accounts payable and accrued expenses	1,964,352	454,379
Dividends payable	116,467	436,322
Total Liabilities	4,995,996,126	1,100,515,373

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 74,781,174 and 16,441,554 shares issued and outstanding	74,781	16,442
Additional paid-in capital	533,807,928	116,748,175
Accumulated deficit	(32,164,751)	(3,826,510)
Accumulated other comprehensive income (loss)	32,312,299	(4,229,530)
Total Stockholders’ Equity	534,030,257	108,708,577
Total Liabilities and Stockholders’ Equity	$5,530,026,383	$1,209,223,950

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS

(Unaudited)

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Interest Income:
Interest income, net of amortization of premium	$29,461,571	$1,415,686	$43,196,400	$2,523,761
Interest expense:
Repurchase agreements	(2,351,430)	(173,082)	(3,706,911)	(293,728)
Interest rate swap contracts	(6,107,390)	-	(8,128,648)	-
Total interest expense	(8,458,820)	(173,082)	(11,835,559)	(293,728)
Net interest income	21,002,751	1,242,604	31,360,841	2,230,033
Other Income:
Change in fair value of interest rate contracts	(25,816,511)	(1,456,525)	(26,082,734)	(2,053,450)
Realized (loss) gain on interest rate contracts	(326,980)	6,611	(443,139)	(43)
Realized gain on sale of agency securities	-	-	-	208,094
Total net revenues	(5,140,740)	(207,310)	4,834,968	384,634
Expenses:
Professional fees	241,654	80,982	612,668	227,012
Insurance	51,725	51,107	102,881	103,020
Management fee	1,494,979	85,398	2,250,799	142,996
Other	340,145	275,546	532,789	304,139
Total expenses	2,128,503	493,033	3,499,137	777,167
(Loss) Income before income taxes	(7,269,243)	(700,343)	1,335,831	(392,533)
Income tax expense	(3,213)	-	(12,213)	(2,400)
Net (Loss)/income	$(7,272,456)	$(700,343)	$1,323,618	$(394,933)
Weighted average shares outstanding:
Basic and diluted	53,258,925	3,146,362	39,902,981	2,727,535
Net (loss) income per share
Basic and diluted	$(0.14)	$(0.22)	$0.03	$(0.14)
Dividends per share	$0.36	$0.40	$0.70	$0.80

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated Other Comprehensive income (loss)
			Additional Paid-In Capital
	Common Stock			Accumulated Deficit		Comprehensive Income
	Shares	Amount					Total

Balance, December 31, 2010	16,441,554	$16,442	$116,748,175	$(3,826,510)	$(4,229,530)	$-	$108,708,577
Dividends declared		-	-	(29,661,859)	-	-	(29,661,859)
Issuance of common stock	58,333,597	58,333	417,003,398	-	-	-	417,061,731
Stock based compensation, net of cash settlement	9,442	9	82,234			-	82,243
Shares forfeited to pay taxes	(3,419)	(3)	(25,879)				(25,882)
Net income				1,323,618		1,323,618	1,323,618
Net change in unrealized gain on available for sale securities	-	-	-	-	36,541,829	36,541,829	36,541,829
Comprehensive income	-	-	-	-	-	$37,865,447	-
Balance, June 30, 2011	74,781,174	$74,781	$533,807,928	$(32,164,751)	$32,312,299		$534,030,257

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS

(Unaudited)

	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Cash Flows From Operating Activities:
Net income (loss)	$1,323,618	$(394,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	7,932,276	1,376,198
Change in fair value of interest rate contract liabilities	33,478,173	2,053,449
Gain on sale of Agency Securities	-	(208,094)
Stock based compensation	145,280	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(12,063,707)	(1,136,564)
Decrease in prepaid income taxes and other assets	430,141	47,564
Increase in accounts payable and accrued expenses	1,421,056	160,613
Net cash provided by operating activities	32,666,837	1,898,233
Cash Flows From Investing Activities:
Purchases of Agency Securities	(4,254,339,075)	(418,550,949)
Principal repayments of Agency Securities	183,354,894	27,318,471
Proceeds from sales of Agency Securities	-	31,531,266
Increase in payable for unsettled security purchases	179,432,101	57,149,785
Net cash used in investing activities	(3,891,552,080)	(302,551,427)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	408,837,008	32,125,373
Proceeds from repurchase agreements	13,771,872,953	891,030,868
Principal repayments on repurchase agreements	(10,088,322,364)	(602,716,146)
Increase in restricted cash	(50,630,680)	(3,560,896)
Dividends paid	(29,981,715)	(992,068)
Net cash provided by financing activities	4,011,775,202	315,887,131
Net Increase in cash	152,889,959	15,233,937
Cash - beginning of period	35,343,907	6,653,331
Cash - end of period	$188,233,866	$21,887,268
Supplemental Disclosure:
Cash paid for income taxes (not including tax refunds received)	$15,213	$3,025
Cash paid during the period for interest	$2,970,102	$200,223
Non-Cash Investing and Financing Activities:
Net unrealized gain on investment in available for sale securities	$36,541,829	$2,941,071
Amounts receivable for issuance of common stock	$8,224,723	$-

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

June 30, 2011

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

Restricted Cash

Restricted cash at June 30, 2011 and December 31, 2010, represents approximately $55.3 million and $4.7 million, respectively, held by counterparties as collateral.

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

We classify our Agency Securities as either trading, available for sale or held to maturity securities.  Although we generally intend to hold most of our Agency Securities until maturity, we may, from time to time, sell any of our Agency Securities as part of our overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of June 30, 2011 all of our Agency Securities were classified as available for sale. Agency securities classified as available for sale are reported at estimated fair value, based on fair values obtained and compared to independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Agency securities transactions are recorded on the trade date. Realized gains and losses on sales of Agency Securities are determined using the specific identification method.

We evaluate securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) are more likely than not that we will be required to sell the securities before recovery, or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment for the six month period ended June 30, 2011 and year ended December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See Notes 5 and 6, respectively, for discussion of the fair value of Agency Securities, Available for Sale and Interest Rate Contracts. The carrying amount of repurchase agreements and accrued interest payable is deemed to approximate fair value due to the short-term maturities of these instruments.

Agency Security Valuation

Agency Securities are valued using third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the independent pricing service, or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. The resulting unrealized gains and losses are reflected in our condensed consolidated balance sheets as accumulated other comprehensive income (loss).

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Repurchase Agreements

We finance the acquisition of our Agency Securities through the use of repurchase agreements.  Our repurchase agreements are secured by our Agency Securities and bear interest rates that have historically moved in close relationship to the London Interbank Offered Rate (“LIBOR”). Under these agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate.  The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivatives

We seek to mitigate the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short-term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. During the term of the interest rate swap, we make or receive periodic payments and unrealized gains or losses are recorded as a result of marking the swaps to their fair value. If a swap is terminated prior to maturity, we record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and our cost basis in the contract, if any. Any realized gains or losses are reported under realized gain (loss) on interest rate contracts in our condensed consolidated statement of operations. All unrealized gains or losses are reported under change in fair value of interest rate contracts in our condensed consolidated statements of operations. Periodic payments are reported in Interest rate swap contracts on our condensed consolidated statement of operations. Swaps involve a risk that interest rates will move contrary to our expectations, which may reduce the periodic payments we receive or increase our payment obligations.

We are exposed to credit loss in the event of nonperformance by the counterparty to the swap, limited to any gains recognized. However, as of June 30, 2011, we did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, we may not achieve the anticipated benefits of the interest rate swaps and may realize a loss.

We recognize all derivative instruments as either assets or liabilities at fair value on our condensed consolidated balance sheet. We do not designate our interest rate risk mitigation activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both hedging transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we will not qualify for hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the interest rate risk mitigation instruments may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period, or ever. Consequently, any declines in the fair value of our interest rate contracts result in a charge to earnings. We will continue to designate interest rate risk mitigation activities as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac's and Fannie Mae's losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency Securities.  The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.'s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, if the U.S.'s credit rating was downgraded it would likely impact the credit risk associated with Agency Securities and, therefore, decrease the value of the Agency Securities in our portfolio. In addition, a downgrade of the U.S.'s credit rating would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system.

Market Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our net book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed.

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

Common Stock and Warrants

At June 30, 2011, we were authorized to issue up to 250,000,000 shares of common stock, par value $0.001, we had 74,781,174 shares of common stock issued and outstanding. At June 30, 2011, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013. On August 3, 2011, our charter was amended to increase our authorized shares of common stock from 250,000,000 shares to 500,000,000 shares (see Note 15).

Income per Common Share

Basic income per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  The basic and pro forma diluted income per common share for the three and six month periods ended June 30, 2011 and June 30, 2010, does not include 32,500,000 of outstanding warrants as the effect of including such warrants would be anti-dilutive. Pro forma diluted income per share would reflect the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.  Common shares awarded under the 2009 Stock Incentive Plan of 192,500 have been excluded from the calculation of income per common share as their effect is deminimus.

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

Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Note 4 - Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. As required, we adopted the guidance related to Level 1 and Level 2 disclosures effective January 1, 2010 and adopted the guidance related to Level 3 disclosures effective January 1, 2011; the full adoption of this guidance did not have a material effect on our financial statements.

In April 2011, the FASB issued amendments to authoritative guidance related to the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. These amendments eliminate the criteria to assess whether a transferor must have the ability to repurchase or redeem the financial assets in order to demonstrate effective control over the transferred asset. Transferors that maintain effective control over a transferred asset are required to account for the transaction as a secured borrowing rather than a sale. These amendments are effective for annual and interim periods beginning after December 15, 2011, and are to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.   We do not anticipate that the application of this amended guidance will have a material impact on our financial statements.

In May 2011, the FASB issued amendments to authoritative guidance to establish common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). These amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRSs as well as expand the disclosures for Level 3 measurements.   These amendments are to be applied prospectively, and are effective for annual and interim periods beginning after December 15, 2011.  We do not anticipate that the adoption of this amended guidance will materially expand disclosures in our financial statements.

In June 2011, the FASB issued an amendment to authoritative guidance  which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011.  We anticipate that the adoption of this amended guidance may change the presentation of our financial statements.

Note 5 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. Management generally determines the fair values of Agency Securities by using third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews pricing used to ensure that current market conditions are represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. At June 30, 2011 and December 31, 2010, all of our Agency Security values were based solely on third-party sources.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

As of June 30, 2011, we had the following securities in an unrealized (loss)gain position as presented below. The table below includes $302.0 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain
Fannie Mae Certificates	$3,538,556,926	$3,558,501,091	$(6,066,426)	$26,010,591	$19,944,165
Freddie Mac Certificates	1,122,196,621	1,128,893,007	(2,055,659)	8,752,045	6,696,386
Ginnie Mae Certificates	565,334,428	571,006,176	(155,488)	5,827,236	5,671,748
Total Agency Securities	$5,226,087,975	$5,258,400,274	$(8,277,573)	$40,589,872	$32,312,299

As of December 31, 2010, we had the following securities in an unrealized (loss)gain position as presented below. The table below includes $125.3 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Market Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain(Loss)
Fannie Mae Certificates	$847,473,686	$843,872,174	$(5,767,276)	$2,165,764	$(3,601,512)
Freddie Mac Certificates	258,457,021	257,316,342	(2,060,057)	919,378	(1,140,679)
Ginnie Mae Certificates	60,149,503	60,662,164	(45,676)	558,337	512,661
Total Agency Securities	$1,166,080,210	$1,161,850,680	$(7,873,009)	$3,643,479	$(4,229,530)

The components of the carrying value of available for sale Agency Securities at June 30, 2011, are presented below.

June 30, 2011
Principal balance settled securities	$4,738,159,134
Principal balance forward settle securities	290,063,661
Unamortized premium settled securities	185,281,210
Unamortized premium forward settle securities	12,583,970
Gross unrealized gains	40,589,872
Gross unrealized losses	(8,277,573)
Carrying value/estimated fair value	$5,258,400,274

The components of the carrying value of available for sale Agency Securities at December 31, 2010, are presented below.

December 31, 2010
Principal balance settled securities	$995,994,552
Principal balance forward settle securities	120,473,239
Unamortized premium settled securities	44,724,477
Unamortized premium forward settle securities	4,887,942
Gross unrealized gains	3,643,479
Gross unrealized losses	(7,873,009)
Carrying value/estimated fair value	$1,161,850,680

As of June 30, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 103.94%, due to the average interest rates on these securities being higher than prevailing market rates. As of June 30, 2011, we had approximately $197.9 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of June 30, 2011, our investment portfolio of securities consisted of Agency Securities as follows:

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Adjustable Rate Settled Securities as of June 30, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	2.7%	7	$126,037,338	3.46%	$104.68	$131,940,537	$105.11	$132,481,554
19-36	3.0	29	140,078,261	4.68	105.02	147,115,571	105.69	148,044,387
37-60	21.5	51	1,018,715,688	3.59	103.48	1,054,208,921	104.59	1,065,473,194
61-84	26.0	76	1,236,471,123	3.59	103.53	1,280,117,332	104.06	1,286,701,073
85+	1.5	98	76,888,604	3.83	104.89	80,647,118	103.85	79,848,005
Total/Average	54.7%	61	$2,598,191,014	3.65%	$103.69	$2,694,029,479	$104.40	$2,712,548,213

Fixed Rate Settled Securities as of June 30, 2011

Months to Maturity	Percentage of Settled Securities Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	68	$1,476,715	5.59%	$106.54	$1,573,326	$108.13	$1,596,823
91-180	45.2	174	2,137,728,735	4.12	104.18	2,227,029,228	104.85	2,241,445,656
181+	0.0	184	762,670	5.50	105.98	808,311	108.61	828,358
Total/Average	45.3%	174	$2,139,968,120	4.12%	$104.18	$2,229,410,865	$104.86	$2,243,870,837

All Settled Securities as of June 30, 2011

	Percentage of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$4,738,159,134	3.86%	$103.91	$4,923,440,344	$104.61	$4,956,419,050

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

As of June 30, 2011, we had committed to purchase securities for settlements in July and August of 2011. The information below was current as of June 30, 2011, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Adjustable Rate Forward Settle Securities as of June 30, 2011

Months to Reset	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
37-60	4.7%	52	$13,310,852	4.00%	$105.78	$14,080,386	$106.32	$14,152,122
61-84	16.7	83	48,583,063	3.50	103.87	50,464,496	103.47	50,270,015
85+	3.8	115	11,387,278	3.90	103.95	11,836,657	103.52	11,787,560
Total/Average	25.2%	82	$73,281,193	3.65%	$104.23	$76,381,539	$104.00	$76,209,697

Fixed Rate Forward Settle Securities as of June 30, 2011

Months to Maturity	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
91-180	74.8%	179	$216,782,468	4.00%	$104.37	$226,266,092	$104.15	$225,771,527
Total/Average	74.8%	179	$216,782,468	4.00%	$104.37	$226,266,092	$104.15	$225,771,527

All Forward Settle Securities as of June 30, 2011

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$290,063,661	3.91%	$104.34	$302,647,631	$104.11	$301,981,224

All Settled and Forward Settle Securities as of June 30, 2011

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,028,222,795	3.86%	$103.94	$5,226,087,975	$104.58	$5,258,400,274

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Adjustable Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	4.8%	7	$47,989,156	3.67%	$104.31	$50,058,987	$104.45	$50,126,097
19-36	3.3	29	32,967,374	4.00	103.71	34,192,034	104.37	34,407,131
37-60	25.0	52	247,952,187	4.00	103.96	257,686,509	104.44	258,969,161
61-84	32.5	78	325,954,726	3.87	104.26	339,833,155	103.34	336,849,193
85+	4.4	114	44,397,480	4.07	105.39	46,789,017	102.66	45,578,166
Total/Average	70.0%	64	$699,260,923	3.92%	$104.20	$728,559,702	$103.81	$725,929,748

Fixed Rate Settled Securities as of December 31, 2010

Months to Maturity	Percentage of Settled Securities Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	63	$1,171,170	6.15%	$107.23	$1,255,843	$108.53	$1,271,054
91-180	29.9	172	295,562,459	4.33	105.19	310,903,484	104.65	309,319,711
Total/Average	30.0%	171	$296,733,629	4.34%	$105.20	$312,159,327	$104.67	$310,590,765

All Settled Securities as of December 31, 2010

	Percentage Of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$995,994,552	4.04%	$104.50	$1,040,719,029	$104.07	$1,036,520,513

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Adjustable Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	63.6%	27	$76,288,258	3.22%	$104.60	$79,799,280	$104.41	$79,653,941

Fixed Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	36.4%	179	$44,184,981	4.00%	$103.12	$45,561,900	$103.38	$45,676,226

All Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$120,473,239	3.51%	$104.06	$125,361,180	$104.03	$125,330,167

All Settled and Forward Settle Securities as of December 31, 2010

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$1,116,467,791	3.98%	$104.44	$1,166,080,209	$103.73	$1,161,850,680

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at June 30, 2011.

Agency Securities	June 30, 2011
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$3,281,339,497	62.4%
Freddie Mac Certificates	1,118,225,499	21.2
Ginnie Mae Certificates	556,854,054	10.6

Forward Settle Securities
Fannie Mae Certificates	277,161,594	5.3
Freddie Mac Certificates	10,667,508	0.2
Ginnie Mae Certificates	14,152,122	0.3
Total Securities	$5,258,400,274	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

As of June 30, 2011 and December 31, 2010, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed interest rates for an average period of approximately 61 months and 64 months respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.

The following table presents the gross unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less than 12 months		12 Months or More		Total
As of	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2011	$2,008,618,850	$(8,237,419)	$17,680,163	$(40,154)	$2,026,299,013	$(8,277,573)
December 31, 2010	706,575,108	(7,873,009)	-	-	706,575,108	(7,873,009)

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Agency Securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments or we are not required to sell for regulatory or other reasons. Also, we are guaranteed payment of the principal amount of the securities by the U.S. Government-chartered entity which created them.

Note 6 - Interest Rate Contracts

We enter into transactions to manage our interest rate risk exposure. These transactions include purchasing or selling Eurodollar futures contracts (“Futures Contracts”) as well as purchasing or selling interest rate swap contracts. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins.  Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges, and as such, we recognize changes in the market value of these transactions through earnings (See Note 3). For the three and six months ended June 30, 2011, we recognized non-cash losses of $25.8 million and $26.1 million, respectively. During the three and six months ended June 30, 2011, we realized losses of $0.3 million and $0.4 million related to our interest rate contracts. Included in interest expense interest rate swap contract is the accrued interest portion of the interest rate swap contract liability of approximately $5.7 million and $7.4 million for the three and six month periods ended June 30, 2011, respectively. Our derivative instruments are carried on our condensed consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

As of June 30, 2011 and December 31, 2010, we had entered into $134.0 million and $214.0 million (notional amount), respectively, of Eurodollar Future swap equivalents traded in 1,301 and 2,361 individual contract transactions, respectively. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities, and these requirements may vary and change over time based on the market value, notional amount, and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

As of June 30, 2011 and December 31, 2010, we had entered into $1.9 billion and $155.0 million (notional amount) of swap contracts, respectively, traded in 50 and 10 individual transactions, respectively. Consistent with market practice, we have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate contracts. Through this margining process, either we or our swap counterparty may be required to pledge cash or securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the swap. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

As of June 30, 2011, included in restricted cash on the condensed consolidated balance sheet is $5.4 million related to margin posted for futures contracts as well as $50.6 million of restricted cash related to interest rate swap contracts. As of December 31, 2010, we had $4.4 million of restricted cash related to margin posted for futures contracts, and $0.3 million related to interest rate swap contracts.

The following tables present information about interest rate swap contracts which are included in interest rate contracts on the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010:

	Notional Amount	Value as of June 30, 2011	Fixed Rate
Interest rate swaps maturing 12-24 months	$20,000,000	$(117,312)	0.5%
Interest rate swaps maturing 24-36 months	290,000,000	(3,677,088)	1.1
Interest rate swaps maturing 36-48 months	555,000,000	(6,128,974)	1.4
Interest rate swaps maturing 48-60 months	1,000,000,000	(21,531,444)	3.6
Totals	$1,865,000,000	$(31,454,818)	2.6%

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

	Notional Amount	Value as of December 31, 2010	Fixed Rate
Interest rate swaps maturing 12-24 months	$20,000,000	$(9,981)	0.5%
Interest rate swaps maturing 24-36 months	100,000,000	147,282	1.0
Interest rate swaps maturing 36-48 months	10,000,000	(9,195)	1.4
Interest rate swaps maturing 48-60 months	25,000,000	(26,039)	1.9
Totals	$155,000,000	$102,067	1.1%

The following tables present information about Futures Contracts which are included in interest rate contracts on the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010:

	Notional Amount	Fair Value as of June 30, 2011	Weighted Average Rate
Eurodollar future strips maturing 3/19/12-9/17/12	$13,000,000	$(128,187)	1.0%
Eurodollar future strips maturing 3/18/13-9/16/13	47,000,000	(1,304,125)	1.6
Eurodollar future strips maturing 3/17/14-12/15/14	64,000,000	(2,762,688)	2.1
Eurodollar future strips maturing 9/14/15	10,000,000	(359,000)	2.1
Totals	$134,000,000	$(4,554,000)	1.8%

	Notional Amount	Fair Value as of December 31, 2010	Weighted Average Rate
Eurodollar future strips maturing 3/19/12-9/17/12	$28,000,000	$(137,950)	0.8%
Eurodollar future strips maturing 3/18/13-12/16/13	107,000,000	(1,114,125)	1.3
Eurodollar future strips maturing 3/17/14-9/15/14	64,000,000	(1,193,113)	1.8
Eurodollar future strips maturing 9/14/15	15,000,000	(187,524)	2.1
Totals	$214,000,000	$(2,632,712)	1.6%

Note 7 - Repurchase Agreements

At June 30, 2011 and December 31, 2010, we had repurchase agreements in place in the amount of $4.7 billion and $1.0 billion, respectively, to finance Agency Security purchases.  For the six months ended June 30, 2011 and the year ended December 31, 2010, the weighted average interest rate or cost of funds was 0.23% and 0.35%, respectively.  At June 30, 2011 and December 31, 2010, we had repurchase agreements outstanding with twenty-two and eleven counterparties, respectively, with a weighted average maturity of 27 days and 32 days, respectively.

The following tables represent the contractual repricing information regarding our repurchase agreements:

June 30, 2011	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$2,855,137,603	0.23%	$393,082	$2,855,530,685
31 days to 60 days	1,696,005,644	0.24	216,052	1,696,221,696
61 days to 90 days	104,083,000	0.24	17,925	104,100,925
Total	$4,655,226,247	0.23%	$627,059	$4,655,853,306

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

December 31, 2010	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$656,601,658	0.36%	$120,965	$656,722,623
31 days to 60 days	123,840,000	0.33	27,244	123,867,244
61 days to 90 days	191,234,000	0.32	71,349	191,305,349
Total	$971,675,658	0.35%	$219,558	$971,895,216

At June 30, 2011, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
UBS Securities LLC	$361,449,000	$17,847,231	28	7.8%
Nomura Securities International, Inc.	351,490,644	17,223,850	38	7.6
BNP Paribas Securities Corp.	351,003,000	16,456,632	14	7.5
Cantor Fitzgerald & Co.	333,963,000	20,712,523	17	7.2
Goldman Sachs & Company	286,606,000	13,468,990	24	6.2
MF Global Inc.	276,242,000	13,346,958	24	5.9
J.P. Morgan Securities LLC	261,778,000	13,137,162	26	5.6
South Street Securities, LLC	254,692,000	11,823,249	21	5.5
Mitsubishi UFJ Securities (USA)	241,876,000	11,164,925	37	5.2
Merrill Lynch, Pierce, Fenner & Smith Inc.	238,909,000	10,183,966	50	5.1
Citigroup Global Markets Inc.	221,216,000	10,878,102	21	4.8
Guggenheim Liquidity Securities, LLC	212,549,000	10,122,859	40	4.6
RBS Securities Inc.	195,431,000	9,867,232	14	4.2
Barclays Capital Inc.	191,371,682	9,598,234	23	4.1
Daiwa Securities America Inc.	176,000,000	10,290,508	30	3.8
Mizuho Securities USA Inc.	143,281,000	5,708,003	23	3.1
The Prince Ridge Group LLC	117,410,000	6,242,776	40	2.5
ING Financial Markets LLC	116,411,000	5,317,605	18	2.5
Credit Suisse Securities (USA) LLC	109,350,921	4,174,740	18	2.3
Jefferies and Company, Inc.	94,647,000	4,675,345	39	2.0
CRT Capital Group LLC	63,994,000	3,121,631	11	1.4
Wells Fargo Bank, N.A.	55,556,000	2,974,725	18	1.1
Total	$4,655,226,247	$228,337,246		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense

As of June 30, 2011 and December 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.0% and 5.3%, respectively.

Note 8 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are party to a management agreement with ARRM. Pursuant to the management agreement, as amended, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount, with a minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity), determined as follows:

•

our gross equity raised up to $50 million, 1% (per annum) of gross equity;

•

our gross equity raised up to $1.0 billion, 1.5% (per annum) of gross equity;

•

our gross equity raised exceeds $1.0 billion, 0.75% (per annum) of gross equity

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any significant leases for office, computer and other equipment or office furnishings.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2010.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

We are not party to any pending, threatened or contemplated litigation.

Note 9 - Share-Based Compensation

2009 Stock Incentive Plan

We  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of ours, and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards.”) On May 12, 2010, our Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, the Plan was amended to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares (see Note 15).

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

Awards Under the Plan

During the six months ended June 30, 2011, we allocated 250,000 RSUs subject to various performance conditions and awarded a total of 192,500 RSUs to members of our Board (the “Board Awards”) and employees of ARRM (the “ARRM Awards”). We account for the ARRM Awards under ASC Topic No. 505-50 ”Equity Based Payments to Non-Employees.” We account for the Board Awards under ASC Topic No. 718 “Compensation- Stock Compensation.” The Board Awards and the ARRM Awards were awarded at a weighted average grant date fair value per RSU of $7.91, determined at the grant date based on the closing price of our common stock. Both awards are service-based awards, and vest quarterly in equal amounts over a five year term ending December 31, 2015. We recorded $0.07 million and $0.14 million, respectively of non-cash restricted compensation expense in the three and six months ended June 30, 2011. These amounts are included in other expenses on the condensed consolidated statement of operations. Of these amounts, $0.06 million at June 30, 2011, were included in accounts payable and accrued expenses representing shares issuable per the agreements and the remaining $0.08 million is included in additional paid in capital; this remaining amount is a gross amount which does not include $0.02 of stock compensation forfeited to pay income taxes.

As of June 30, 2011, there was approximately $0.2 million of unearned non-cash stock-based compensation related to the Board Awards and $1.1 million related to ARRM awards (based on June 30, 2011 stock price), that we expect to recognize as an expense over the remaining service period of  4.8 years. The Board Awards are expensed on a straight-line basis over the requisite service period of 5 years; the ARRM Awards are valued and expensed as they vest at each quarter commencing March 31, 2011 and ending December 31, 2015, based on the closing price of our common stock on the last trading day of the quarter. At June 30, 2011, 19,260 of our outstanding RSUs were vested.

RSU transactions for the period ended June 30, 2011, are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding, December 31, 2010	-	$-
Granted	192,500	7.91
Vested	(19,260)	7.91
Unvested Awards Outstanding June 30, 2011	173,240	$7.91

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

On April 13, 2011, we completed an underwritten secondary public offering of 17,000,000 shares of common stock. The underwriters partially exercised the over-allotment option for 1,000,000 additional shares at a price of $7.40 per share. Net proceeds were $121.1 million, net of issuance costs of approximately $4.7 million.

On April 28, 2011, a cash dividend of $0.12 per common share, or $5.9 million in the aggregate, was paid to holders of record on April 15, 2011.

On May 27, 2011, a cash dividend of $0.12 per common share, or $5.9 million in the aggregate, was paid to holders of record on May 15, 2011.

On June 6, 2011, we completed an underwritten secondary public offering of 16,000,000 shares of common stock. The underwriters fully exercised the over-allotment option for 2,400,000 additional shares at a price of $7.40 per share. Net proceeds were $131.0 million, net of issuance costs of approximately $5.2 million.

On June 29, 2011, a cash dividend of $0.12 per common share, or $8.3 million in the aggregate, was paid to holders of record on June 15, 2011.

On February 28, 2011, we entered into sales agreements with JMP Securities LLC and Ladenburg Thalmann Financial Services Inc. to, from time to time, publicly offer and sell up to 6,500,000 shares of our common stock in at-the-market transactions and/or privately negotiated transactions. As of June 30, 2011, we have not sold any common stock under the sales agreements.

Dividend Reinvestment and Stock Purchase Plan

On April 7, 2011, we implemented a Dividend Reinvestment and Stock Purchase Plan through which investors may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Shareholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. Since inception, we have issued 7,121,097 shares under the plan for net cash proceeds of $52.0 million.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods including pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Values obtained from the independent pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be re-classified as a Level 3 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At June 30, 2011 and December 31, 2010, all of our Agency Security values were based solely on third-party sources.

Derivative Transactions - The fair value of our Eurodollar Futures Contracts are based on closing prices on the CME.  The fair value of our interest rate swap contracts are valued using a third-party. Our Futures Contracts are classified as Level 1 and the value of our interest rate swap contracts are Level 2.

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

The following table presents our financial instruments measured at fair value as of June 30, 2011.

	Level 1	Level 2	Level 3	Total
Assets (liabilities) carried at fair value:
Agency Securities, available for sale	$-	$5,257,542,001	$858,273	$5,258,400,274
Interest rate contracts	(4,554,000)	(31,454,818)	-	(36,008,818)
Total	$(4,554,000)	$5,226,087,183	$858,273	$5,222,391,456

The following table presents our financial instruments measured at fair value as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
Assets (liabilities) carried at fair value:
Agency Securities, available for sale	$-	$1,114,175,921	$47,674,759	$1,161,850,680
Interest rate contracts	(2,632,712)	-	102,067	(2,530,645)
Total	$(2,632,712)	$1,114,175,921	$47,776,826	$1,159,320,035

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

When a new pool of mortgages is created, the third party pricing services do not always become aware of the new pool for the early period of its existence. To the extent that we purchase a pool which the pricing service does not have listed, we seek independent third party pricing from other services or brokers. Additionally, we will ask the third party pricing service to include those assets in its list of priced assets in the future. As of December 31, 2010, we owned certain assets which were not priced by the independent third party pricing service and those assets were therefore classified as Level 3 assets. On June 30, 2011, these assets were priced by the pricing service and were therefore, reclassified as Level 2 assets. As of June 30, 2011, all assets except for one were priced by a pricing service.

The following table presents detail of our Level 3 financial instruments measured at fair value as of June 30, 2011.

Level 3
Balance as of December 31, 2010	$47,776,826
Reclassification of agency securities	(47,674,759)
Reclassification of interest rate contracts	(102,067)
Purchases of agency securities, at cost	849,582
Unrealized gain on agency securities included in other comprehensive income	8,691
Balance as of June 30, 2011	$858,273

The following table presents detail of our Level 3 financial instruments measured at fair value as of December 31, 2010.

Level 3
Balance as of January 1, 2010	$-
Purchases of agency securities, at cost	47,681,986
Unrealized loss on agency securities included in other comprehensive income	(7,227)
Unrealized gain on interest rate contracts included in change in fair value of interest rate contracts on the condensed consolidated statements of operations	102,067
Balance as of December 31, 2010	$47,776,826

Note 12 – Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

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

Our provision for income taxes for the three and six months ended June 30, 2011, included $3,213 and $12,213, respectively, of federal income tax expense resulting from undistributed REIT taxable income for the year ended December 31, 2010. Our provision for income taxes for the three and six months ended June 30, 2010, included zero and $2,400, respectively, of federal income tax expense resulting from undistributed REIT taxable income for the year ended December 31, 2009.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

We seek to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable rate assets with variable rate borrowings. We seek to mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Agency Securities by entering into interest rate agreements such as interest rate swaps. As of June 30, 2011 and December 31, 2010, we had entered into interest rate swap contracts to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $1.9 billion and $155.0 million, respectively. Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency Securities. Prepayments, which result in the expensing of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

Note 14 - Related Party Transactions

Management Fees

We are externally managed by ARRM pursuant to our Management Agreement (see Note 8). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires on November 6, 2014 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

Under the terms of the Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

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

For the three and six months ended June 30, 2011, we incurred $1.5 million and $2.3 million in management fees to ARRM, respectively. For the three and six months ended June 30, 2010, we incurred $ 0.09 million and $0.1 million in management fees to ARRM, respectively.

Note 15 – Subsequent Events

On June 7, 2011, our Board approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares. At our July 18, 2011, annual stockholders meeting, stockholder approval was received to amend the Plan accordingly. On July 22, 2011, we filed a registration statement on form S-8 to register the additional shares issuable under the amended and restated Plan.

On July 28, 2011, a cash dividend of $0.12 per common share, or $9.1 million in the aggregate, was paid to holders of record on July 15, 2011.

On August 2, 2011, our Board approved an amendment to our charter to increase our authorized shares of common stock from 250,000,000 shares to 500,000,000 shares. Pursuant to Maryland corporate law and Section 6.1 of our charter, the amendment was approved by our Board and did not require any action by our stockholders. Our charter was amended accordingly on August 3, 2011 to increase our authorized shares of common stock from 250,000,000 shares to 500,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

References to “we”, “us”, “our”, “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which became a wholly-owned subsidiary of ARMOUR.

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

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code, (“ the Code”). We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively mitigate interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

Our Manager

We are externally managed by ARRM pursuant to our Management Agreement (see Note 8). All of our executive officers are also employees of ARRM.  ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires on November 6, 2014 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount, with a minimum based on 1/12th of $900,000, determined as follows:

•

our gross equity raised up to $50 million, 1% (per annum) of gross equity;

•

our gross equity raised up to $1.0 billion, 1.5% (per annum) of gross equity;

•

our gross equity raised in excess of $1.0 billion, 0.75% (per annum) of gross equity

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, such as those discussed below, can affect our business in ways that are difficult to predict, and produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT. In addition, since our interest rate risk mitigation strategies do not qualify for hedge accounting treatment, reported (“GAAP”) earnings will fluctuate even in situations where our risk mitigation strategies are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were able to designate our interest rate mitigation activities as cash flow hedges. Comparisons with companies that use hedge accounting for all or part of their interest risk mitigation activities may not be meaningful.

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

Credit Market Disruption and Current Conditions

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

The uncertainty in the U.S. interest rate markets in 2011 has produced volatility and opportunities in our markets. Early in 2011, optimism about an economic acceleration caused many economists to increase their U.S. GDP forecast, with some predicting a U.S. Federal Reserve tightening in early 2012. However, due to (i) recent U.S. Department of Labor payroll data, (ii) states continued paring of payrolls and the potential of the federal government implementing deficit reduction measures, and (iii) the cautious pace of private sector job growth, most economists are now expecting continued lackluster economic growth in the U.S. Additionally, inflation and wage pressure expectations are low. Several foreign central banks have aggressively tightened monetary policy in their countries to moderate growth and commodity inflation; these measures appear to be working as global commodity prices have moderated. As a result, many economists have pushed out their forecasts for a tightening of monetary policy in the U.S. to late 2012 or 2013 at the earliest. This environment has created strong demand for Agency Securities and has also reduced the costs of our financing and hedging.

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.'s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, if the U.S.'s credit rating was downgraded it would likely impact the credit risk associated with Agency Securities and, therefore, decrease the value of the Agency Securities in our portfolio. In addition, a downgrade of the U.S.'s credit rating would create broader financial turmoil and uncertainty, which could have significant impact on the global banking system and, consequently, our investment operations and results.

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

In addition, the U.S. Federal Reserve initiated a program in 2008 to purchase $200.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.3 trillion in Agency Securities issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. This purchase program was completed on March 31, 2010. We are unable to predict the timing or manner in which the U.S. Treasury or the Federal Reserve will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition.

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

U.S. Treasury Market Intervention

One of the main factors impacting market prices was the U.S. Federal Reserve’s program to purchase agency securities which had commenced in January 2009 and was terminated on March 31, 2010. In total, $1.3 trillion of agency securities were purchased. In addition, through the course of 2009, the U.S. Treasury purchased $250 billion of agency securities. An effect of these purchases has been an increase in the prices of agency securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of our securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining agency securities with sales up to $10 billion per month, subject to market conditions. It is unclear how these sales will affect market conditions and pricing.

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

In July 2011, debate in the U.S. Congress about raising the debt ceiling has raised concerns that borrowing costs in the repo markets may increase due to policy uncertainty, a potential actual or technical default on U.S. Government obligations and/or a potential downgrade of U.S. Government debt. Increased borrowing costs would negatively impact our earnings.

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

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
June 30, 2011	0.19%	0.07%
March 31, 2011	0.24	0.10
December 31, 2010	0.26	0.13
September 30, 2010	0.26	0.15
June 30, 2010	0.35	0.09
March 31, 2010	0.25	0.09
December 31, 2009	0.23	0.05

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

The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for 2009 for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate
June 30, 2011	9.3%
March 31, 2011	11.7
December 31, 2010	10.8
September 30, 2010	11.1
June 30, 2010	15.4
March 31, 2010	14.5
December 31, 2009	8.6

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

Book Value per Share

As of June 30, 2011, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $7.14, an increase of $0.53 from $6.61 at December 31, 2010. This increase was primarily attributable to shareholder accretion from a total of four underwritten follow-on public offerings of an aggregate of 51,212,500 shares of common stock.  In addition, 7,121,097 shares were issued in the Dividend Reinvestment and Stock Purchase Plan for net proceeds of $52.0 million. Although we attempt to structure our interest rate contracts to offset the changes in asset prices, they are not perfectly correlated, and depend on the corresponding durations and section of the yield curve that moves to offset each other. Our interest rate contracts, which consist of using interest rate swaps and Eurodollar futures to act to fix the borrowing cost on a portion of our financing and generally help to mitigate some of the change in our book value. Generally, the value of our interest rate contracts move in the opposite direction of the value of our Agency Securities. In an environment of very low interest rates, further interest rate reductions may cause the value of interest rate swap contracts and Eurodollar futures positions to decline more than the absolute and pro rata increase in the value of our Agency Securities. For the six month period ending June 30, 2011, the unrealized change of our Eurodollar futures and interest rate swap contract positions decreased by $26.1 million and the unrealized change of our Agency Securities increased by $36.5 million.  For the year ended December 31, 2010, the unrealized change of our Eurodollar futures and interest rate swap contract positions declined by $2.5 million and the unrealized change of our Agency Securities decreased by $4.3 million.

Investments

Agency Securities

As of June 30, 2011, our Agency Security portfolio, both trades that have settled and forward settle trades that we have committed to settle, consisted of approximately $5.3 billion, in market value, of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and fifteen years.

The following table represents key data regarding our results of operations since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Payable for Unsettled Security Purchases	Equity	Shares Outstanding	Book Value Per Share	Quarterly Dividends Declared	Quarterly Diluted Earnings (Loss) Per Share
June 30, 2011	$5,258,400,274	$4,655,226,247	$302,680,242	$534,030,257	74,781,174	$7.14	$0.36	$(0.14)
March 31, 2011	2,273,914,732	2,099,366,245	19,941,430	220,612,375	32,254,054	6.84	0.34	0.33
December 31, 2010	1,161,850,680	971,675,658	125,418,369	108,708,577	16,441,554	6.61	0.38	0.71
September 30, 2010	540,070,197	490,727,022	11,130,519	54,035,550	7,414,054	7.29	0.36	(0.06)
June 30, 2010	477,579,500	334,703,323	114,870,537	54,319,365	7,414,054	7.33	0.40	(0.22)
March 31, 2010	164,583,811	168,525,093	-	21,417,725	2,304,054	9.30	0.40	0.13
December 31, 2009	118,648,724	46,388,602	58,559,479	21,491,096	2,304,054	9.33	-	(0.08)

As of June 30, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 103.94%, due to the average interest rates on these securities being higher than prevailing market rates. As of June 30, 2011, we had approximately $197.9 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of June 30, 2011, our investment portfolio of securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities as of June 30, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	2.7%	7	$126,037,338	3.46%	$104.68	$131,940,537	$105.11	$132,481,554
19-36	3.0	29	140,078,261	4.68	105.02	147,115,571	105.69	148,044,387
37-60	21.5	51	1,018,715,688	3.59	103.48	1,054,208,921	104.59	1,065,473,194
61-84	26.0	76	1,236,471,123	3.59	103.53	1,280,117,332	104.06	1,286,701,073
85+	1.5	98	76,888,604	3.83	104.89	80,647,118	103.85	79,848,005
Total/Average	54.7%	61	$2,598,191,014	3.65%	$103.69	$2,694,029,479	$104.40	$2,712,548,213

Fixed Rate Settled Securities as of June 30, 2011

Months to Maturity	Percentage of Settled Securities Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	68	$1,476,715	5.59%	$106.54	$1,573,326	$108.13	$1,596,823
91-180	45.2	174	2,137,728,735	4.12	104.18	2,227,029,228	104.85	2,241,445,656
181+	0.0	184	762,670	5.50	105.98	808,311	108.61	828,358
Total/Average	45.3%	174	$2,139,968,120	4.12%	$104.18	$2,229,410,865	$104.86	$2,243,870,837

All Settled Securities as of June 30, 2011

	Percentage Of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$4,738,159,134	3.86%	$103.91	$4,923,440,344	$104.61	$4,956,419,050

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

As of June 30, 2011, we had committed to purchase securities for settlements in July and August of 2011. The information below was current as of June 30, 2011, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Adjustable Rate Forward Settle Securities as of June 30, 2011

Months to Reset	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
37-60	4.7%	52	$13,310,852	4.00%	$105.78	$14,080,386	106.32	$14,152,122
61-84	16.7	83	48,583,063	3.50	103.87	50,464,496	103.47	50,270,015
85+	3.8	115	11,387,278	3.90	103.95	11,836,657	103.52	11,787,560
Total/Average	25.2%	82	$73,281,193	3.65%	$104.23	$76,381,539	$104.00	$76,209,697

Fixed Rate Forward Settle Securities as of June 30, 2011

Months to Maturity	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
91-180	74.8%	179	$216,782,468	4.00%	$104.37	$226,266,092	$104.15	$225,771,527
Total/Average	74.8%	179	$216,782,468	4.00%	$104.37	$226,266,092	$104.15	$225,771,527

All Forward Settle Securities as of June 30, 2011

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$290,063,661	3.91%	$104.34	$302,647,631	$104.11	$301,981,224

All Settled and Forward Settle Securities as of June 30, 2011

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,028,222,795	3.86%	$103.94	$5,226,087,975	$104.58	$5,258,400,274

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

Adjustable Rate Settled Securities as of December 31, 2010

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	4.8%	7	$47,989,156	3.67%	$104.31	$50,058,987	$104.45	$50,126,097
19-36	3.3	29	32,967,374	4.00	103.71	34,192,034	104.37	34,407,131
37-60	25.0	52	247,952,187	4.00	103.96	257,686,509	104.44	258,969,161
61-84	32.5	78	325,954,726	3.87	104.26	339,833,155	103.34	336,849,193
85+	4.4	114	44,397,480	4.07	105.39	46,789,017	102.66	45,578,166
Total/Average	70.0%	64	$699,260,923	3.92%	$104.20	$728,559,702	$103.81	$725,929,748

Fixed Rate Settled Securities as of December 31, 2010

Months to Maturity	Percentage of Settled Securities Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	63	$1,171,170	6.15%	$107.23	$1,255,843	$108.53	$1,271,054
91-180	29.9	172	295,562,459	4.33	105.19	310,903,484	104.65	309,319,711
Total/Average	30.0%	171	$296,733,629	4.34%	$105.20	$312,159,327	$104.67	$310,590,765

All Settled Securities as of December 31, 2010

	Percentage Of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$995,994,552	4.04%	$104.50	$1,040,719,029	$104.07	$1,036,520,513

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

Adjustable Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	63.6%	27	$76,288,258	3.22%	$104.60	$79,799,280	$104.41	$79,653,941

Fixed Rate Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	36.4%	179	$44,184,981	4.00%	$103.12	$45,561,900	$103.38	$45,676,226

All Forward Settle Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$120,473,239	3.51%	$104.06	$125,361,180	$104.03	$125,330,167

All Settled and Forward Settle Securities as of December 31, 2010

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$1,116,467,791	3.98%	$104.44	$1,166,080,209	$103.73	$1,161,850,680

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

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at June 30, 2011.

Agency Securities	June 30, 2011
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$3,281,339,497	62.4%
Freddie Mac Certificates	1,118,225,499	21.2
Ginnie Mae Certificates	556,854,054	10.6

Forward Settle Securities
Fannie Mae Certificates	277,161,594	5.3
Freddie Mac Certificates	10,667,508	0.2
Ginnie Mae Certificates	14,152,122	0.3
Total Securities	$5,258,400,274	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

As of June 30, 2011 and December 31, 2010, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed interest rates for an average period of approximately 61 months and 64 months respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, twenty-two of which we had done repurchase trades with as of June 30, 2011 and eleven of which we had done repurchases trades with as of December 31, 2010. We had outstanding balances under our repurchase agreements at June 30, 2011 and December 31, 2010 of $4.7 billion and $1.0 billion, respectively.

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

•

Because we are unable to designate our interest rate risk mitigation activities as cash flow hedges, realized as well as unrealized losses from these transactions will impact our GAAP income.

As of June 30, 2011 and December 31, 2010, we had entered into $134.0 million and $214.0 million (notional amount), respectively, of Eurodollar Futures contracts used as interest rate swap equivalents traded in 1,301 and 2,361 individual contract transactions, respectively. Eurodollar Futures are traded on the Chicago Mercantile Exchange (“CME”) and have limited counterparty risk because of daily mark-to-market and collateral requirements.  In addition, substantial credit support for the futures contracts is provided by the CME. These Eurodollar future contracts are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.  In addition, as of June 30, 2011 and December 31, 2010, we had interest rate swap contracts with an aggregate notional balance of $1.9 billion and $155.0 million respectively.

Results of Operations

Three and Six Months Ended June 30, 2011, Compared to Three and Six Months Ended June 30, 2010

We commenced our operations in November 2009, upon completion of the merger with Enterprise. We raised equity capital four times during the period ended June 30, 2011, issuing 51,212,500 shares of common stock and raising additional net common equity of approximately $365.1 million. In addition, we issued 7,121,097 shares under the Dividend Reinvestment and Stock Purchase Plan for net proceeds of $52.0 million. These changes were material to our company and significantly affect the results we report. We believed that the timing for additional investment, in both assets and liabilities, was appropriate and beneficial to our long-term performance. In addition, there are economies of scale that also are reached as our managed assets grow. As we invest the proceeds of our offerings, we are methodical, at times purchasing our assets with forward settlements up to 90 days out, in order to minimize purchase price. This means that our earnings, particularly on a per share basis, may take time to reach a level which we consider to be indicative of a full run-rate. This also means that some quarterly comparisons will not be meaningful or may be misleading.

Our primary source of income is the interest income we earn on our investment portfolio. Our net (loss) income for the three and six months ended June 30, 2011, was ($7.3) million and $1.3 million or ($0.14) and $0.03, per weighted average share, respectively. These results compare to a net loss of ($0.7) million and ($0.4) million or ($0.22) and ($0.14), per weighted average share, respectively for the three and six months ended June 30, 2010. The main drivers of the difference were the increased capital resources from the public offerings completed in 2010 and the first and second quarter of 2011 and the implementation of ARMOUR’s investment strategy, offset by unrealized losses from our interest rate contracts and increasing management fees. As discussed elsewhere in this document, management fees are calculated on gross equity raised, therefore, as we complete additional equity offerings, the management fee expense will continue to increase.

Our net interest income for the three and six months ended June 30, 2011, was $21.0 million and $31.4 million compared to $1.2 million and $2.2 million for the three and six months ended June 30, 2010. As of June 30, 2011, our Agency Securities portfolio consisted of $5.3 billion of securities, including $302.0 million of current carrying value of forward settle security sales. As of December 31, 2010, our Agency Securities portfolio consisted of $1.2 billion of securities, including $125.3 million of current carrying value of forward settle security sales.

The following table presents the components of the yield earned on our Agency Security portfolio:

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
June 30, 2011	3.35%	0.99%	2.36%	0.28%
March 31, 2011	3.20	0.80	2.40	0.33
December 31, 2010	3.42	0.47	2.95	0.34
September 30, 2010	3.32	0.44	2.88	0.27
June 30, 2010	2.98	0.37	2.61	0.30
March 31, 2010	3.06	0.38	2.68	0.27
December 31, 2009	4.59	0.72	3.86	0.26

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the three and six months ended June 30, 2011, was 9.3% and 10.5% on a Constant Prepayment Basis (“CPR”) compared to 15.4% and 15.0% for the three and six months ended June 30, 2010.

As of June 30, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 103.94%, due to the average interest rates on these securities being higher than prevailing market rates.

The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. LIBOR was 0.19% at June 30, 2011. During the three and six months ended June 30, 2011, we realized losses of $0.3 million and $0.4 million related to our interest rate contracts.   During the three and six months ended June 30, 2010, we realized gains of $6,611 and losses of $43, respectively. We decreased our total Eurodollar future swap equivalent notional amount from $214.0 million at December 31, 2010, to $134.0 million at June 30, 2011, with a weighted average swap equivalent rate of 1.8% and weighted average term of 34 months. In addition, during the period ended June 30, 2011, we increased our total interest rate swap contracts aggregate notional balance from $155.0 million to $1.9 billion with, a weighted average swap rate of 2.6% and a weighted average term of 74 months.

Our total operating expenses for the three and six months ended June 30, 2011, were $2.1 million and $3.5 million, respectively, as compared to $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2010. The respective period increases are a combination of increased management fees related to our successful equity capital raising initiatives as well as increased professional fees and operating costs to support our current portfolio.

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of our accompanying condensed consolidated financial statements) as of June 30, 2011, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes, and not our net income computed in accordance with GAAP as reported in our condensed consolidated financial statements.

For the three and six months ended June 30, 2011, our estimated REIT taxable income was approximately $18.6 million and $27.4 million, respectively. The most significant difference was the unrealized loss on interest rate contracts which is reflected in GAAP earnings but does not reduce REIT taxable income.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the period ended June 30, 2011, we purchased, $4.3 billion current face amount of Agency Securities using proceeds from the equity raises, repurchase agreements, principal repayments and cash. During the period ended June 30, 2011, we received cash of $183.4 million, from prepayments and scheduled amortization on our investment securities and we received net proceeds of $408.8 million from equity issuances including dividend reinvestment and stock purchase plan. We had a net cash increase from our repurchase agreements of $3.7 billion for the period ended June 30, 2011. We made cash interest payments of approximately $3.0 million on our borrowings for six months ended June 30, 2011. Part of funding our operations includes providing cash margin to offset liability balances on our interest rate contracts. This required an additional $50.6 million of cash to be maintained in a restricted account with our counterparties as of the six months ended June 30, 2011. If rates increase over time, we may recover some or all of this cash.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have Master Repurchase Agreements (“MRAs”), which are uncommitted repurchase facilities, with twenty-six lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with twenty-two of these counterparties.

Dividends

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

On April 28, 2011, a cash dividend of $0.12 per common share, or $5.9 million in the aggregate, was paid to holders of record on April 15, 2011.

On May 27, 2011, a cash dividend of $0.12 per common share, or $5.9 million in the aggregate, was paid to holders of record on May 15, 2011.

On June 29, 2011, a cash dividend of $0.12 per common share, or $8.3 million in the aggregate, was paid to holders of record on June 15, 2011.

Our Board will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board declares a dividend.

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

Equity Capital Raising Activities

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

On April 13, 2011, we completed an underwritten secondary public offering of 17,000,000 shares of common stock. The underwriters partially exercised the over-allotment option for 1,000,000 additional shares at a price of $7.40 per share. Net proceeds were $121.1 million, net of issuance costs of approximately $4.7 million.

On June 6, 2011, we completed an underwritten secondary public offering of 16,000,000 shares of common stock. The underwriters fully exercised the over-allotment option for 2,400,000 additional shares at a price of $7.40 per share. Net proceeds were $131.0 million, net of issuance costs of approximately $5.2 million.

Dividend Reinvestment and Stock Purchase Plan

On April 7, 2011, we implemented a Dividend Reinvestment and Stock Purchase Plan through which investors may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Investors may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. Since inception, we have issued 7,121,097 million shares under the plan for net cash proceeds of $52.0 million.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2011 and December 31, 2010, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity Sources—Repurchase Facilities

At June 30, 2011, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
UBS Securities LLC	$361,449,000	$17,847,231	28	7.8%
Nomura Securities International, Inc.	351,490,644	17,223,850	38	7.6
BNP Paribas Securities Corp.	351,003,000	16,456,632	14	7.5
Cantor Fitzgerald & Co.	333,963,000	20,712,523	17	7.2
Goldman Sachs & Company	286,606,000	13,468,990	24	6.2
MF Global Inc.	276,242,000	13,346,958	24	5.9
J.P. Morgan Securities LLC	261,778,000	13,137,162	26	5.6
South Street Securities, LLC	254,692,000	11,823,249	21	5.5
Mitsubishi UFJ Securities (USA)	241,876,000	11,164,925	37	5.2
Merrill Lynch, Pierce, Fenner & Smith Inc.	238,909,000	10,183,966	50	5.1
Citigroup Global Markets Inc.	221,216,000	10,878,102	21	4.8
Guggenheim Liquidity Securities, LLC	212,549,000	10,122,859	40	4.6
RBS Securities Inc.	195,431,000	9,867,232	14	4.2
Barclays Capital Inc.	191,371,682	9,598,234	23	4.1
Daiwa Securities America Inc.	176,000,000	10,290,508	30	3.8
Mizuho Securities USA Inc.	143,281,000	5,708,003	23	3.1
The Prince Ridge Group LLC	117,410,000	6,242,776	40	2.5
ING Financial Markets LLC	116,411,000	5,317,605	18	2.5
Credit Suisse Securities (USA) LLC	109,350,921	4,174,740	18	2.3
Jefferies and Company, Inc.	94,647,000	4,675,345	39	2.0
CRT Capital Group LLC	63,994,000	3,121,631	11	1.4
Wells Fargo Bank, N.A.	55,556,000	2,974,725	18	1.1
Total	$4,655,226,247	$228,337,246		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

At December 31, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Guggenheim Liquidity Securities, LLC	$141,026,000	$4,425,424	56	14.5%
South Street Securities, LLC	135,297,000	6,204,002	29	13.9
Goldman Sachs & Company	132,638,000	6,424,071	19	13.7
MF Global Inc.	127,809,000	4,197,001	56	13.2
Cantor Fitzgerald & Co.	111,982,000	7,658,536	16	11.5
Nomura Securities International, Inc.	95,228,000	2,037,191	40	9.8
RBS Securities Inc.	86,535,658	4,774,360	18	8.9
UBS Securities LLC	46,535,000	2,805,301	27	4.8
Mizuho Securities USA Inc.	39,826,000	1,593,285	10	4.0
Jefferies and Company, Inc.	31,822,000	426,829	10	3.3
Daiwa Securities America Inc.	22,977,000	1,690,799	18	2.4
Total	$971,675,658	$42,236,799		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense

As of June 30, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.0%. As of December 31, 2010, the weighted average margin requirement, under all our repurchase agreements was approximately 5.3%. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

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

We experience margin calls in the ordinary course of our business, and under certain conditions, such as during a period of declining market value for Agency Securities, we may experience margin calls monthly or more frequently. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At June 30, 2011 and December 31, 2010, our total borrowings were approximately $4.7 billion and $1.0 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 8.72:1 and 8.94:1, respectively.

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

The sensitivity analysis tables presented below reflects the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2011 and December 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of June 30, 2011

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(15.78)%	(2.70)%
0.50	(7.29)	(1.61)
(0.50)	2.79	0.15
(1.00)	(5.53)	0.10

As of December 31, 2010

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Interest Rate Contracts
1.00%	(19.58)%	(2.40)%
0.50	(11.55)	(1.12)
(0.50)	5.35	0.93
(1.00)	(1.14)	1.70

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our interest rate contracts, should interest rates immediately change. Given the low level of interest rates at June 30, 2011 and December 31, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income (loss)” that is included in the equity section of our condensed consolidated balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our net book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

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

There have been no changes in our internal controls over financial reporting that occurred during the six month period ended June 30, 2011, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 10, 2011 with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

On May 2, 2011, our Board adopted a resolution to amend our charter to broaden our investment asset class restriction to include non-Agency Securities as well as Agency Securities. This amendment is subject to stockholder approval. While we are committed to continue investing primarily in Agency Securities for as long as appropriate supply and pricing exist, our Board believes that we need to revise our investment asset class restriction to allow us to continue investing in the high credit-quality RMBS market in the event that Congress acts to eliminate or reduce the role of U.S. Government-chartered entities in the RMBS market. ARRM’s ability to modify or expand our investment strategy in response to changing market conditions may ultimately be constrained by the outcome of our stockholders’ vote on this matter.

On June 7, 2011, our Board approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares. At our July 18, 2011, annual stockholders meeting, stockholder approval was received to amend the Plan accordingly. On July 22, 2011, we filed a registration statement on form S-8 to register the additional shares issuable under the amended and restated Plan.

On August 2, 2011, our Board approved an amendment our charter to increase our authorized shares of common stock from 250,000,000 shares to 500,000,000 shares. Pursuant to Maryland corporate law and Section 6.1 of our charter, the amendment was approved by our board and did not require any action by our stockholders. Our charter was amended accordingly on August 3, 2011 to increase our authorized shares of common stock from 250,000,000 shares to 500,000,000 shares.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2011	ARMOUR RESIDENTIAL REIT, INC.
/s/ Scott J. Ulm
Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)

  EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Article of Incorporation.* **
3.2	Amended Bylaws.*
10.1	Amended and Restated ARMOUR 2009 Stock Incentive Plan **
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)***
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)***
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350***

*     Incorporated by reference to Exhibit 3.5 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

**   Incorporated by reference to Exhibit 10.1 to ARMOUR’s Registration Statement on form S-8 filed with the SEC on July 22, 2011.

*** Filed herewith