Form 10-Q
period 2011-09-30
Armour Residential REIT, Inc.
filed 2011-11-03
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of outstanding shares of the Registrant’s common stock as of November 2, 2011 was 84,766,397.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Assets	(Unaudited) September 30, 2011	December 31, 2010
Cash	$250,485,889	$35,343,907
Restricted cash	129,924,393	4,680,603
Agency securities, available for sale, at fair value (including pledged assets of $5,475,284,566 and $1,023,749,488)	5,975,823,418	1,161,850,680
Principal payments receivable	8,541,768	2,642,149
Accrued interest receivable	18,905,442	3,908,235
Prepaid and other assets	430,100	266,203
Refundable income taxes	-	547,574
Total Assets	$6,384,111,010	$1,209,239,351

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$5,221,525,340	$971,675,658
Payable for unsettled securities	475,109,262	125,418,369
Derivatives, at fair value	94,421,587	2,530,645
Accrued interest payable	17,051,708	295,005
Accounts payable and accrued expenses	1,219,235	174,775
Dividends payable	115,993	436,322
Total Liabilities	5,809,443,125	1,100,530,774

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 500,000,000 and 250,000,000 shares authorized, 84,758,505 and 16,441,554 shares issued and outstanding at September 30, 2011 and December 31, 2010	84,758	16,442
Additional paid-in capital	606,186,743	116,748,175
Accumulated deficit	(94,910,261)	(3,826,510)
Accumulated other comprehensive income (loss)	63,306,645	(4,229,530)
Total Stockholders’ Equity	574,667,885	108,708,577
Total Liabilities and Stockholders’ Equity	$6,384,111,010	$1,209,239,351

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS

(Unaudited)

	Three months Ended September 30, 2011	Three months Ended September 30, 2010	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
Interest Income:
Interest income, net of amortization of premium	$39,665,171	$3,891,240	$82,293,745	$6,415,001
Interest expense:
Repurchase agreements	(3,450,885)	(376,728)	(7,157,796)	(650,021)
Total interest expense	(3,450,885)	(376,728)	(7,157,796)	(650,021)
Net interest income	36,214,286	3,514,512	75,135,949	5,764,980
Other Income (Loss):
Realized gain on sale of agency securities	6,443,902	-	6,443,902	208,094
Subtotal	6,443,902	-	6,443,902	208,094
Realized loss on derivatives (1)	(8,420,990)	(197,657)	(16,424,950)	(218,134)
Unrealized loss on derivatives	(65,808,206)	(3,391,588)	(91,890,940)	(5,445,038)
Subtotal	(74,229,196)	(3,589,245)	(108,315,890)	(5,663,172)
Total other loss	(67,785,294)	(3,589,245)	(101,871,988)	(5,455,078)
Expenses:
Professional fees	270,392	84,497	883,411	311,509
Insurance	60,488	37,241	163,425	140,261
Management fee	2,190,502	225,000	4,441,302	367,996
Other	377,480	36,541	910,221	340,801
Total expenses	2,898,862	383,279	6,398,359	1,160,567
Loss before income taxes	(34,469,870)	(458,012)	(33,134,398)	(850,665)
Income tax expense	(2,050)	(82)	(14,263)	(2,482)
Net Loss	$(34,471,920)	$(458,094)	$(33,148,661)	$(853,147)
Weighted average shares outstanding:
Basic and diluted	78,360,049	7,414,054	52,862,872	4,306,875
Net loss per share:
Basic and diluted	$(0.44)	$(0.06)	$(0.63)	$(0.20)
Dividends per share	$0.36	$0.36	$1.06	$1.16

(1)

Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the consolidated statements of operations. For additional information, see Note 6 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital
	Common Stock			Accumulated Deficit		Comprehensive Income
	Shares	Amount					Total

Balance, January 1, 2011	16,441,554	$16,442	$116,748,175	$(3,826,510)	$(4,229,530)	$-	$108,708,577
Dividends declared		-	-	(57,935,090)			(57,935,090)
Issuance of common stock, net	68,304,774	68,304	489,336,294	-			489,404,598
Stock based compensation, net of withholding requirements	12,177	12	102,274	-			102,286
Net loss	-	-	-	(33,148,661)		(33,148,661)	(33,148,661)
Net change in unrealized gain on available for sale securities	-	-	-	-	67,536,175	67,536,175	67,536,175
Comprehensive income	-	-	-	-	-	$34,387,514	-
Balance, September 30, 2011	84,758,505	$84,758	$606,186,743	$(94,910,261)	$63,306,645		$574,667,885

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS

(Unaudited)

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
Cash Flows From Operating Activities:
Net loss	$(33,148,661)	$(853,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premium on Agency Securities	17,636,433	2,426,552
Unrealized loss on derivatives	91,890,940	5,445,038
Gain on sale of Agency Securities	(6,443,902)	(208,094)
Stock based compensation	102,286	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(15,012,608)	(1,764,454)
Decrease (increase) in prepaid income taxes and other assets	387,464	(16,026)
Increase in accrued interest payable	16,822,805	59,243
Increase in accounts payable and accrued expenses	993,760	184,662
Net cash provided by operating activities	73,228,517	5,273,774
Cash Flows From Investing Activities:
Purchases of Agency Securities	(5,704,829,944)	(502,388,124)
Principal repayments of Agency Securities	426,473,862	49,559,729
Proceeds from sales of Agency Securities	512,657,141	31,531,266
Increase (decrease) in payable for unsettled security purchases	351,861,121	(46,590,233)
Net cash used in investing activities	(4,413,837,820)	(467,887,362)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	489,400,811	32,062,856
Proceeds from repurchase agreements	28,660,677,323	2,236,866,975
Principal repayments on repurchase agreements	(24,410,827,641)	(1,792,528,555)
Increase in restricted cash	(125,243,790)	(6,562,808)
Dividends paid	(58,255,418)	(1,913,691)
Net cash provided by financing activities	4,555,751,285	467,924,777
Net Increase in cash	215,141,982	5,311,189
Cash - beginning of period	35,343,907	6,653,331
Cash - end of period	$250,485,889	$11,964,520
Supplemental Disclosure:
Cash paid for income taxes (not including tax refunds received)	$18,831	$3,116
Cash paid during the period for interest	$5,844,214	$515,779
Non-Cash Investing and Financing Activities:
Net unrealized gain on investment in available for sale securities	$67,536,175	5,847,048
Amounts receivable for issuance of common stock	$3,787	$-

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Note 1 – Basis of Presentation

The consolidated balance sheet as of December 31, 2010, which has been derived from the audited financial statements, and the unaudited financial statements included herein have been prepared from the books and records of ARMOUR Residential REIT, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting in the Quarterly Report on Form 10-Q. The information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, which are filed on Form 10-K.

The Company’s management is responsible for this interim consolidated financial information. Interim results may not be indicative of the results that may be expected for the year. However, we believe that all adjustments considered necessary for a fair presentation of this financial information have been included and are of a normal and recurring nature.

Note 2 - Organization and Nature of Business Operations

Business

References to “we”, “us”, “our”, "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which is a wholly-owned subsidiary of ARMOUR.

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

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Reclassification

We reclassified previously presented financial information to conform to the presentation in our condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2011. Accrued interest payable, which was previously included in the caption “accounts payable and accrued expenses”, has been reclassified and is presented in a separate item. Previously included in accounts payable and accrued expenses was accrued interest receivable and payable with respect to our interest rate swap contracts which was previously netted, and has been reclassified to accrued interest receivable and accrued interest payable, as applicable. Certain commissions with respect to Futures Contracts which were previously included in interest expense have been reclassified into realized gain or loss on those contracts. The unrealized gains and losses on our derivatives previously classified on our statement of operations as an adjustment to arrive at “net interest income after change in fair value of interest rate contracts” is no longer presented as an adjustment to interest income and has been reclassified into “other income” as part of the unrealized gain or loss on derivatives. This reclassification caused accrued interest receivable to increase by $15,401 and accrued interest payable to increase by $295,005, respectively for the period ending December 31, 2010. This reclassification also caused interest expense to decrease by $9,874 and $30,309 and other income (loss) to decrease by the same amounts, respectively for the three and nine months ended September 30, 2010. In addition, amounts previously reported for the six months ended June 30, 2011 have been reclassified. For the six months ended June 30, 2011 $7,560,821 of interest expense has been reclassified to realized loss on derivatives within other income (loss) for the nine months ended September 30, 2011.

Cash

Cash includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at time of purchase. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

Restricted Cash

Restricted cash at September 30, 2011 and December 31, 2010, represents approximately $129.9 million and $4.7 million, respectively, held by counterparties as collateral.

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

We classify our Agency Securities as either trading, available for sale or held to maturity securities.  Although we generally intend to hold most of our Agency Securities for long-term periods, we may, from time to time, sell any of our Agency Securities as part of our overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of September 30, 2011, all of our Agency Securities were classified as available for sale. Agency securities classified as available for sale are reported at estimated fair value, based on fair values obtained and compared to independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Agency securities transactions are recorded on the trade date. Realized gains and losses on sales of Agency Securities are determined using the specific identification method.

We evaluate securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) are more likely than not that we will be required to sell the securities before recovery, or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment for the nine month period ended September 30, 2011 or for the year ended December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See Notes 5 and 6, respectively, for discussion of the fair value of Agency Securities, Available for Sale and Derivatives. The carrying amount of repurchase agreements and accrued interest payable is deemed to approximate fair value due to the short-term maturities of these instruments.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

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

Derivatives

We seek to economically hedge the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short-term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. During the term of the interest rate swap, we make or receive periodic payments and unrealized gains or losses are recorded as a result of marking the swaps to their fair value. If a swap is terminated prior to maturity, we record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and our cost basis in the contract, if any. Any realized gains or losses are reported under realized gain (loss) on derivatives in our condensed consolidated statement of operations. All unrealized gains or losses are reported under unrealized gain (loss) on derivatives in our condensed consolidated statements of operations. Periodic payments are reported as other income (loss) under the heading of realized loss on derivatives on our condensed consolidated statement of operations. Interest rate swap contracts involve a risk that interest rates will move contrary to our expectations, which may reduce the periodic payments we receive or increase our payment obligations.

We are exposed to credit loss in the event of nonperformance by the counterparty to the swap, limited to any gains recognized. However, as of September 30, 2011, we did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, we may not achieve the anticipated benefits of the interest rate swaps and may realize a loss.

We recognize all derivative instruments as either assets or liabilities at fair value on our condensed consolidated balance sheets. We do not designate our hedging activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both hedging transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we will not qualify for hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the interest hedging may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period, or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate hedging activities as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income. This tax designation has no impact on GAAP financial reporting.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest prepaid on purchased agency securities, interest accrued between payment dates on such securities and interest receivable on our derivatives. Accrued interest payable includes interest payable on our repurchase agreements and on our derivatives.

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

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac's and Fannie Mae's losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency Securities.  On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S.’s credit rating from AAA to AA++, and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S.’s credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

Market Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our net book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed.

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

Common Stock and Warrants

At September 30, 2011, we were authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share. We had 84,758,505 shares of common stock issued and outstanding. At September 30, 2011, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

Income per Common Share

Basic income per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  The basic and diluted income per common share for the three and nine month periods ended September 30, 2011 and September 30, 2010, does not include 32,500,000 of outstanding warrants as the effect of including such warrants would be anti-dilutive. Diluted income per share would reflect the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.  Due to the net loss for the three and nine month periods ended September 30, 2011 and September 30, 2010, basic and diluted income per common share are equal.

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

September 30, 2011

(Unaudited)

Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Our management is responsible for determining whether a tax position taken by us is more likely than not to be sustained on its merits. We have no material unrecognized tax benefits and have not recognized in these financial statements any interest or penalties related to income taxes. Should any such penalties and interest be recognized, they will be included in other expenses and interest expense, respectively. None of our returns have been examined by federal, state or local authorities; therefore all years which are statutorily open are subject to examination by the appropriate authorities.

Note 4 - Recent Accounting Pronouncements

In April 2011, the FASB issued amendments to authoritative guidance related to the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. These amendments eliminate the criteria to assess whether a transferor must have the ability to repurchase or redeem the financial assets in order to demonstrate effective control over the transferred asset. Transferors that maintain effective control over a transferred asset are required to account for the transaction as a secured borrowing rather than a sale. These amendments are effective for annual and interim periods beginning after December 15, 2011 and are to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We do not anticipate that the application of this amended guidance will have a material impact on our financial statements.

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

In June 2011, the FASB issued an amendment to authoritative guidance  which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011.  We anticipate that the adoption of this amended guidance will change the presentation of our financial statements.

Note 5 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. Management generally determines the fair values of Agency Securities by using third-party pricing services and dealer quotes. Management reviews pricing used to ensure that current market conditions are represented. At September 30, 2011 and December 31, 2010, all of our Agency Security values were based solely on third-party sources.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

As of September 30, 2011, we had the following securities in an unrealized (loss) gain position as presented below. The table below includes $474.1 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain
Fannie Mae Certificates	$4,235,696,313	$4,278,232,930	$(2,848,749)	$45,385,366	$42,536,617
Freddie Mac Certificates	1,241,119,120	1,256,793,773	(512,468)	16,187,121	15,674,653
Ginnie Mae Certificates	435,701,340	440,796,715	(42,575)	5,137,950	5,095,375
Total Agency Securities	$5,912,516,773	$5,975,823,418	$(3,403,792)	$66,710,437	$63,306,645

As of December 31, 2010, we had the following securities in an unrealized (loss) gain position as presented below. The table below includes $125.3 million of current carrying value of forward settle security purchases.

	Amortized Cost	Fair Value	Unrealized Loss	Unrealized Gain	Net Unrealized (Loss)Gain
Fannie Mae Certificates	$847,473,686	$843,872,174	$(5,767,276)	$2,165,764	$(3,601,512)
Freddie Mac Certificates	258,457,021	257,316,342	(2,060,057)	919,378	(1,140,679)
Ginnie Mae Certificates	60,149,503	60,662,164	(45,676)	558,337	512,661
Total Agency Securities	$1,166,080,210	$1,161,850,680	$(7,873,009)	$3,643,479	$(4,229,530)

The components of the carrying value of available for sale Agency Securities at September 30, 2011, are presented below.

September 30, 2011
Principal balance settled securities	$5,222,486,992
Principal balance forward settle securities	453,334,717
Unamortized premium settled securities	215,010,120
Unamortized premium forward settle securities	21,684,944
Gross unrealized gains	66,710,437
Gross unrealized losses	(3,403,792)
Carrying value/estimated fair value	$5,975,823,418

The components of the carrying value of available for sale Agency Securities at December 31, 2010, are presented below.

December 31, 2010
Principal balance settled securities	$995,994,552
Principal balance forward settle securities	120,473,239
Unamortized premium settled securities	44,724,477
Unamortized premium forward settle securities	4,887,942
Gross unrealized gains	3,643,479
Gross unrealized losses	(7,873,009)
Carrying value/estimated fair value	$1,161,850,680

As of September 30, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities of 104.17%, due to the average interest rates on these securities being higher than prevailing market rates. As of September 30, 2011, we had approximately $236.7 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of September 30, 2011, our investment portfolio of securities consisted of Agency Securities as follows:

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Adjustable Rate Settled Securities as of September 30, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	2.4%	6	$124,233,465	3.32%	$104.67	$130,038,168	$105.32	$130,837,529
19-36	2.6	27	136,176,672	4.70	105.02	143,017,340	105.67	143,902,961
37-60	13.7	48	714,075,997	3.71	103.97	742,401,310	105.29	751,883,333
61-84	20.0	75	1,052,164,027	3.57	103.40	1,087,942,924	104.71	1,101,770,105
85+	7.9	114	417,313,027	3.85	104.61	436,554,979	104.79	437,320,162
Total/Average	46.6%	68	$2,443,963,188	3.71%	$104.67	$2,539,954,721	$104.98	$2,565,714,090

Fixed Rate Settled Securities as of September 30, 2011

Months to Maturity	Percentage of Settled Securities Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	66	$1,356,368	5.57%	$106.56	$1,445,382	$107.83	$1,462,610
91-180	53.3	172	2,776,755,411	4.00	104.28	2,895,660,326	105.67	2,934,102,760
181+	0.0	181	412,025	5.50	105.98	436,683	108.74	448,039
Total/Average	53.4%	172	$2,778,523,804	4.01%	$104.28	$2,897,542,391	$105.67	$2,936,013,409

All Settled Securities as of September 30, 2011

	Percentage of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,222,486,992	3.87%	$104.12	$5,437,497,112	$105.35	$5,501,727,499

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third-party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of September 30, 2011, we had committed to purchase securities for settlements in October and November of 2011. The information below was current as of September 30, 2011, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Adjustable Rate Forward Settle Securities as of September 30, 2011

Months to Reset	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
85+	91.6%	118	$415,000,597	3.70%	$104.80	$434,905,124	$104.63	$434,203,392
Total/Average	91.6%	118	$415,000,597	3.70%	$104.80	$434,905,124	$104.63	$434,203,392

Fixed Rate Forward Settle Securities as of September 30, 2011

Months to Maturity	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
91-180	8.4%	179	$38,334,120	3.50%	$104.64	$40,114,537	$104.07	$39,892,527
Total/Average	8.4%	179	$38,334,120	3.50%	$104.64	$40,114,537	$104.07	$39,892,527

All Forward Settle Securities as of September 30, 2011

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$453,334,717	3.68%	$104.78	$475,019,661	$104.58	$474,095,919

All Settled and Forward Settle Securities as of September 30, 2011

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,675,821,709	3.85%	$104.17	$5,912,516,773	$105.29	$5,975,823,418

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security.  We value our Agency Securities using a third-party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third-party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third-party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at September 30, 2011.

Agency Securities	September 30, 2011
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$3,880,133,945	64.9%
Freddie Mac Certificates	1,191,667,093	19.9
Ginnie Mae Certificates	429,926,461	7.2

Forward Settle Securities
Fannie Mae Certificates	398,098,985	6.7
Freddie Mac Certificates	65,126,680	1.1
Ginnie Mae Certificates	10,870,254	0.2
Total Securities	$5,975,823,418	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

As of September 30, 2011 and December 31, 2010, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 68 months and 64 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.

The following table presents the gross unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Less than 12 months		12 Months or More		Total
As of	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2011	$1,219,654,037	$(3,380,556)	$3,416,148	$(23,236)	$1,223,070,185	$(3,403,792)
December 31, 2010	706,575,108	(7,873,009)	-	-	706,575,108	(7,873,009)

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of the Agency Securities are “Aaa/AA+” rated or carry an implied “Aaa/AA+” rating. The investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons. Our ability to hold these securities to maturity would be impaired if we lost our access to financing or our cash flows were insufficient to fund our operations. Also, we are guaranteed payment of the principal amount of the securities by the U.S. Government-chartered entity which created them.

Note 6 - Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include purchasing or selling Eurodollar Futures Contracts (“Futures Contracts”) as well as purchasing or selling interest rate swap contracts. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges, and as such, we recognize changes in the market value of these transactions through earnings (See Note 3). For the three and nine months ended September 30, 2011, we recognized unrealized losses of $65.8 million and $91.9 million, respectively. During the three and nine months ended September 30, 2011, we realized losses of $8.4 million and $16.4 million, respectively, related to our derivatives. Our derivative instruments are carried on our condensed consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

As of September 30, 2011 and December 31, 2010, we had entered into $134.0 million and $214.0 million (notional amount), respectively, of Eurodollar Future strips (“interest rate swap equivalents”) traded in 1,167 and 2,361 individual Futures Contracts transactions, respectively. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities, and these requirements may vary and change over time based on the market value, notional amount, and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

As of September 30, 2011 and December 31, 2010, we had entered into $2.8 billion and $155.0 million (notional amount) of interest rate swap contracts, respectively, traded in 56 and 10 individual transactions, respectively. We have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margining process, either we or our swap counterparty may be required to pledge cash or securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the swap. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

As of September 30, 2011, included in restricted cash on the condensed consolidated balance sheet is $6.6 million related to margin posted for Futures Contracts as well as $126.0 million of restricted cash related to interest rate swap contracts. As of December 31, 2010, we had $4.4 million of restricted cash related to margin posted for Futures Contracts, and $0.3 million related to interest rate swap contracts.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The following tables present information about interest rate swap contracts which are included in derivatives on the accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010:

	Notional Amount	Value as of September 30, 2011	Fixed Rate
Interest rate swaps maturing 12-24 months	$20,000,000	$(99,541)	0.5%
Interest rate swaps maturing 24-36 months	290,000,000	(5,557,946)	1.1
Interest rate swaps maturing 36-48 months	830,000,000	(19,831,106)	1.2
Interest rate swaps maturing 48-60 months	1,625,000,000	(63,151,406)	1.7
Totals	$2,765,000,000	$(88,639,999)	1.5%

	Notional Amount	Value as of December 31, 2010	Fixed Rate
Interest rate swaps maturing 12-24 months	$20,000,000	$(9,981)	0.5%
Interest rate swaps maturing 24-36 months	100,000,000	147,282	1.0
Interest rate swaps maturing 36-48 months	10,000,000	(9,195)	1.4
Interest rate swaps maturing 48-60 months	25,000,000	(26,039)	1.9
Totals	$155,000,000	$102,067	1.1%

The following tables present information about Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010:

	Notional Amount	Fair Value as of September 30, 2011	Weighted Average Rate
Eurodollar future strips maturing 6-12 months	$13,000,000	$(90,925)	1.0%
Eurodollar future strips maturing 18-24 months	47,000,000	(1,328,425)	1.6
Eurodollar future strips maturing 30-39 months	64,000,000	(3,696,925)	2.1
Eurodollar future strips maturing 48 months	10,000,000	(665,313)	2.1
Totals	$134,000,000	$(5,781,588)	1.8%

	Notional Amount	Fair Value as of December 31, 2010	Weighted Average Rate
Eurodollar future strips maturing 6-12 months	$28,000,000	$(137,950)	0.8%
Eurodollar future strips maturing 18-24 months	107,000,000	(1,114,125)	1.3
Eurodollar future strips maturing 30-39 months	64,000,000	(1,193,113)	1.8
Eurodollar future strips maturing 48 months	15,000,000	(187,524)	2.1
Totals	$214,000,000	$(2,632,712)	1.6%

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The following table represents the location and information regarding our derivatives which are included in total other loss on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011, compared to three and nine months ended September 30, 2010.

		Gain (Loss) Recognized in Income
Fair value hedges	Location on condensed consolidated financial statements	Three months Ended September 30, 2011	Three months Ended September 30, 2010	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$414,897	$-	$982,725	$-
Interest expense	Realized loss on derivatives	(8,213,937)	(9,874)	(16,342,586)	(30,309)
Realized gain (loss)	Realized loss on derivatives	(256,000)	-	(239,000)	-
Changes in fair value	Unrealized loss on derivatives	(64,580,618)	-	(88,742,065)	-
		(72,635,658)	(9,874)	(104,340,926)	(30,309)
Futures Contracts:
Realized gain (loss)	Realized loss on derivatives	(365,950)	(187,783)	(826,089)	(187,825)
Changes in fair value	Unrealized loss on derivatives	(1,227,588)	(3,391,588)	(3,148,875)	(5,445,038)
		(1,593,538)	(3,579,371)	(3,974,964)	(5,632,863)
Total		$(74,229,196)	$(3,589,245)	$(108,315,890)	$(5,663,172)

Note 7 - Repurchase Agreements

At September 30, 2011 and December 31, 2010, we had repurchase agreements in place in the amount of $5.2 billion and $1.0 billion, respectively, to finance Agency Security purchases.  For the nine months ended September 30, 2011 and the year ended December 31, 2010, the weighted average interest rate or cost of funds was 0.27% and 0.35%, respectively.  At September 30, 2011 and December 31, 2010, we had repurchase agreements outstanding with twenty-four and eleven counterparties, respectively, with a weighted average maturity of 30 days and 32 days, respectively.

The following tables represent the contractual repricing information regarding our repurchase agreements as of September 30, 2011 and December 31, 2010:

September 30, 2011	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$2,595,609,896	0.26%	$489,725	$2,596,099,621
31 days to 60 days	2,121,339,000	0.28	334,896	2,121,673,896
61 days to 90 days	504,576,444	0.25	79,533	504,655,977
Total	$5,221,525,340	0.27%	$904,154	$5,222,429,494

December 31, 2010	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$656,601,658	0.36%	$120,965	$656,722,623
31 days to 60 days	123,840,000	0.33	27,244	123,867,244
61 days to 90 days	191,234,000	0.32	71,349	191,305,349
Total	$971,675,658	0.35%	$219,558	$971,895,216

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

At September 30, 2011, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
BNP Paribas Securities Corp.	$422,786,000	$16,169,847	36	8.1%
MF Global Inc.	331,932,000	15,640,763	35	6.4
Goldman Sachs & Company	325,919,000	15,638,846	25	6.2
UBS Securities LLC	325,228,000	16,172,127	26	6.2
Guggenheim Liquidity Securities, LLC	323,983,000	15,656,042	47	6.2
South Street Securities, LLC	290,131,444	17,406,562	46	5.5
Mitsubishi UFJ Securities (USA)	285,727,000	13,470,747	35	5.5
Merrill Lynch, Pierce, Fenner & Smith Inc.	274,302,000	10,351,846	20	5.2
Cantor Fitzgerald & Co.	271,736,000	16,739,202	5	5.2
Citigroup Global Markets Inc.	245,286,000	12,175,704	70	4.7
RBS Securities Inc.	243,587,800	11,846,208	11	4.7
J.P. Morgan Securities LLC	231,782,000	11,372,121	41	4.4
Pierpont Securities LLC	222,168,000	8,653,392	28	4.3
Nomura Securities International, Inc.	216,941,000	11,648,240	20	4.2
ING Financial Markets LLC	205,354,000	10,166,744	7	3.9
Deutsche Bank Securities Inc.	174,983,500	8,520,325	11	3.4
Daiwa Securities America Inc.	148,866,000	7,918,325	37	2.9
CRT Capital Group LLC	123,433,500	7,964,598	11	2.4
Mizuho Securities USA Inc.	116,547,000	4,997,972	32	2.2
Credit Suisse Securities (USA) LLC	107,278,096	4,512,181	14	2.0
ICBC Financial Services LLC (2)	95,900,000	4,647,395	38	1.8
Jefferies and Company, Inc.	94,140,000	4,324,100	18	1.8
Barclays Capital Inc.	76,014,000	3,263,715	39	1.5
Wells Fargo Bank, N.A.	67,500,000	3,598,069	17	1.3
Total	$5,221,525,340	$252,855,071		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)

Industrial and Commercial Bank of China Financial Services LLC

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense

As of September 30, 2011 and December 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 5.1% and 5.3%, respectively.

Note 8 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are party to a management agreement with ARRM. Pursuant to the management agreement, as amended, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount, with a minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity as defined in the management agreement), determined as follows:

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

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, to third-parties principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2011 and December 31, 2010.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

We are not party to any pending, threatened or contemplated litigation.

Note 9 - Share-Based Compensation

2009 Stock Incentive Plan

We  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of ours, and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards.”) On May 12, 2010, our Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly.

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

Awards Under the Plan

During the nine months ended September 30, 2011, we allocated 2,000,000 RSUs subject to various performance conditions and awarded a total of 192,500 RSUs to members of our Board (the “Board Awards”) and employees of ARRM (the “ARRM Awards”). We account for the ARRM Awards under ASC Topic No. 505-50 ”Equity Based Payments to Non-Employees.” We account for the Board Awards under ASC Topic No. 718 “Compensation- Stock Compensation.” The Board Awards and the ARRM Awards were awarded at a weighted average grant date fair value per RSU of $7.91, determined at the grant date based on the closing price of our common stock. Both awards are service-based awards, and vest quarterly in equal amounts over a five year term ending December 31, 2015. We recorded $0.07 million and $0.21 million of non-cash compensation expense in the three and nine months ended September 30, 2011, respectively. These amounts are included in other expenses in our condensed consolidated statement of operations. Of these amounts, $0.06 million at September 30, 2011, were included in accounts payable and accrued expenses representing shares issuable per the agreements and the remaining $0.10 million is included in additional paid in capital; this remaining amount is a net amount which includes $0.05 million of stock compensation withheld to pay income taxes.

As of September 30, 2011, there was approximately $0.2 million of unearned non-cash stock-based compensation related to the Board Awards and $1.0 million related to ARRM awards (based on September 30, 2011 stock price), that we expect to recognize as an expense over the remaining service period of 4.5 years. The Board Awards are expensed on a straight-line basis over the requisite service period of 5 years; the ARRM Awards are valued and expensed as they vest at each quarter commencing March 31, 2011 and ending December 31, 2015, based on the closing price of our common stock on the last trading day of the quarter. At September 30, 2011, 28,890 of our outstanding RSUs were vested.

RSU transactions for the period ended September 30, 2011, are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding, December 31, 2010	-	$-
Granted	192,500	7.91
Vested	(28,890)	7.91
Unvested Awards Outstanding September 30, 2011	163,610	$7.91

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Note 10 - Shareholders’ Equity

On January 26, 2011, we completed an underwritten secondary public offering of 6,000,000 shares of common stock at a price of 7.55 per share. The underwriters fully exercised the over-allotment option for 900,000 additional shares. Net proceeds were $49.0 million, net of issuance costs of approximately $3.1 million.

On January 28, 2011, a cash dividend of $0.12 per common share, or $2.0 million in the aggregate, was paid to holders of record on January 15, 2011.  This amount included $0.02 per common share of taxable income related to the year ended December 31, 2010.

On February 8, 2011, we completed an underwritten secondary public offering of 7,750,000 shares of common stock at a price of $7.60 per share. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares. Net proceeds were $64.0 million, net of issuance costs of approximately $3.7 million.

On February 25, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on February 15, 2011.

On February 28, 2011, we entered into an equity distribution agreement with JMP Securities LLC and Ladenburg Thalmann & Co. Inc. to offer and sell from time to time up to 6,500,000 shares of our common stock in at-the-market transactions. As of September 30, 2011, we had issued and sold 5,212,430 shares of our common stock under this agreement for net proceeds of $37.5 million.

On March 30, 2011, a cash dividend of $0.12 per common share, or $3.9 million in the aggregate, was paid to holders of record on March 15, 2011.

On April 7, 2011, we implemented a Dividend Reinvestment and Stock Purchase Plan through which investors may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Shareholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. As of September 30, 2011 we had issued and sold 11,879,844 shares under the plan for net proceeds of $86.8 million.

On April 13, 2011, we completed an underwritten secondary public offering of 16,000,000 shares of common stock at a price of $7.40 per share. The underwriters partially exercised the over-allotment option for 1,000,000 additional shares. Net proceeds were $121.1 million, net of issuance costs of approximately $4.7 million.

On April 28, 2011, a cash dividend of $0.12 per common share, or $5.9 million in the aggregate, was paid to holders of record on April 15, 2011.

On May 27, 2011, a cash dividend of $0.12 per common share, or $5.9 million in the aggregate, was paid to holders of record on May 15, 2011.

On June 6, 2011, we completed an underwritten secondary public offering of 16,000,000 shares of common stock at a price of $7.40 per share. The underwriters fully exercised the over-allotment option for 2,400,000 additional shares. Net proceeds were $131.0 million, net of issuance costs of approximately $5.2 million.

On June 29, 2011, a cash dividend of $0.12 per common share, or $8.3 million in the aggregate, was paid to holders of record on June 15, 2011.

On July 28, 2011, a cash dividend of $0.12 per common share, or $9.1 million in the aggregate, was paid to holders of record on July 15, 2011.

On August 30, 2011, a cash dividend of $0.12 per common share, or $9.1 million in the aggregate, was paid to holders of record on August 15, 2011.

On September 29, 2011, a cash dividend of $0.12 per common share, or $10.1 million in the aggregate, was paid to holders of record on September 15, 2011.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

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

Cash and restricted cash – Cash includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at the time of purchase. The carrying amount of cash is deemed to be its fair value. Restricted cash includes cash held by counterparties as collateral.

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. Management reviews pricing used to ensure that current market conditions are properly represented. Values obtained from the independent pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be re-classified as a Level 3 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At September 30, 2011 and December 31, 2010, all of our Agency Security values were based solely on third-party sources.

Derivative Transactions - The fair value of our Futures Contracts are based on closing prices on the CME.  The fair value of our interest rate swap contracts are valued using a third-party. Our Futures Contracts are classified as Level 1 and the value of our interest rate swap contracts are Level 2.

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

The following table presents our financial instruments measured at fair value as of September 30, 2011.

	Level 1	Level 2	Level 3	Total
Assets (liabilities) carried at fair value:
Agency Securities, available for sale	$-	$5,856,003,961	$119,819,457	$5,975,823,418
Derivatives	(5,781,588)	(88,639,999)	-	(94,421,587)
Total	$(5,781,588)	$5,767,363,962	$119,819,457	$5,881,401,831

The following table presents our financial instruments measured at fair value as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
Assets (liabilities) carried at fair value:
Agency Securities, available for sale	$-	$1,114,175,921	$47,674,759	$1,161,850,680
Derivatives	(2,632,712)	-	102,067	(2,530,645)
Total	$(2,632,712)	$1,114,175,921	$47,776,826	$1,159,320,035

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

When a new pool of mortgages is created, the third-party pricing services do not always become aware of the new pool for the early period of its existence. To the extent that we purchase a pool which the pricing service does not have listed, we seek independent third-party pricing from other services or brokers. Additionally, we will ask the third-party pricing service to include those assets in its list of priced assets in the future. As of December 31, 2010, we owned certain assets which were not priced by the independent third-party pricing service and those assets were therefore classified as Level 3 assets. On September 30, 2011, these assets were priced by the pricing service and were therefore, reclassified as Level 2 assets. As of September 30, 2011, all Agency Securities except four securities were priced by a pricing service.

The following table presents detail of our Level 3 financial instruments measured at fair value as of September 30, 2011.

Level 3
Balance as of December 31, 2010	$47,776,826
Reclassification of agency securities	(47,674,759)
Reclassification of interest rate swap contracts	(102,067)
Purchases of agency securities, at cost	119,666,138
Unrealized gain on agency securities included in other comprehensive income	153,319
Balance as of September 30, 2011	$119,819,457

The following table presents detail of our Level 3 financial instruments measured at fair value as of December 31, 2010.

Level 3
Balance as of January 1, 2010	$-
Purchases of agency securities, at cost	47,681,986
Unrealized loss on agency securities included in other comprehensive income	(7,227)
Unrealized gain on interest rate swap contracts included in unrealized gain (loss) on derivatives on the condensed consolidated statements of operations	102,067
Balance as of December 31, 2010	$47,776,826

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

Our provision for income taxes for the three and nine months ended September 30, 2011, included $2,050 and $14,263, respectively, of federal income tax expense resulting from undistributed REIT taxable income for the year ended December 31, 2010. Our provision for income taxes for the three and nine months ended September 30, 2010, included $82 and $2,482, respectively, of federal income tax expense resulting from undistributed REIT taxable income for the year ended December 31, 2009.

ARMOUR Residential REIT, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

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

We seek to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable rate assets with variable rate borrowings. We seek to economically hedge the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Agency Securities by entering into interest rate agreements such as interest rate swaps. As of September 30, 2011 and December 31, 2010, we had entered into interest rate swap contracts to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $2.8 billion and $155.0 million, respectively. Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency Securities. Prepayments, which result in the expensing of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

Note 14 - Related Party Transactions

Management Fees

We are externally-managed by ARRM pursuant to our Management Agreement (see Note 8). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires on November 6, 2014 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

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

For the three and nine months ended September 30, 2011, we incurred $2.2 million and $4.4 million in management fees to ARRM, respectively. For the three and nine months ended September 30, 2010, we incurred $0.2 million and $0.4 million in management fees to ARRM, respectively.

Note 15 – Subsequent Events

On October 11, 2011, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc. to offer and sell, from time to time, up to 40,000,000 shares of our common stock in at-the-market transactions. As of September 30, 2011, we have not sold any shares under this agreement.

On October 28, 2011, a cash dividend of $0.11 per common share, or $9.3 million in the aggregate, was paid to holders of record on October 15, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

References to “we”, “us”, “our”, “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which is a wholly-owned subsidiary of ARMOUR.

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

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (“the Code”). We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our shareholders, and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

On August 31, 2011, the Securities and Exchange Commission (“SEC”) voted to request comment on the Investment Company Act of 1940, (“the Act”) treatment of mortgage-related pools, which includes mortgage REITs. Currently, mortgage REITs avoid classification as investment companies by claiming an exemption provided by Section 3(c)(5)(C) of the Act and relying on private letter rulings, which allows them to use financial leverage far in excess of the leverage limitations of 0.5x to 1.0x that apply to mutual funds and closed-end funds. While we believe the primary goal of the SEC is to clarify the 3(c)(5)(C) exemption, which was created to exclude companies engaged in the mortgage banking business and has not been reviewed for over 50 years, we do not believe the SEC is concerned with “safety and soundness” issues related to mortgage REITs generally, and believe the most likely outcome will be that mortgage REITs will continue to be allowed to be classified as investment companies and not face specific leverage limitations. However, if mortgage REITs are no longer allowed to claim exemption from the Act, or if leverage is explicitly limited, mortgage REIT business economics could be materially adversely impacted.

Our Manager

We are externally-managed by ARRM pursuant to our Management Agreement (see Note 8 to the condensed consolidated financial statements). All of our executive officers are also employees of ARRM.  ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires on November 6, 2014 and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount, with a minimum based on 1/12th of $900,000, (inclusive of the original gross merger equity as defined in the management agreement), determined as follows:

•

our gross equity raised up to $50 million, 1% (per annum) of gross equity;

•

our gross equity raised up to $1.0 billion, 1.5% (per annum) of gross equity;

•

our gross equity raised in excess of $1.0 billion, 0.75% (per annum) of gross equity

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets, and recent events, such as those discussed below, can affect our business in ways that are difficult to predict, and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs, and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT. In addition, since we have elected not to use cash flow hedge accounting, earnings reported in accordance with accounting principles generally accepted in the U.S. (“GAAP”) will fluctuate even in situations where our hedges are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our hedging activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their hedging activities may not be meaningful.

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

While we intend to use strategies to economically hedge some of our interest rate risk, we do not intend to hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our portfolio.

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance. These factors include:

•

our degree of leverage;

•

our access to funding and borrowing capacity;

•

our use of derivatives to hedge interest rate risk; and

•

the REIT requirements, the requirements to qualify for an exemption under the Act and other regulatory and accounting policies related to our business.

ARRM, our manager, is entitled to receive a monthly management fee that is based on our equity (as defined in our Management Agreement), regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our profitability and may cause us to incur losses.

For a discussion of additional risks relating to our business see “Risk Factors” in Item 1A, Risk Factors, below, and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption and Current Conditions

During the past few years, the residential housing and mortgage markets in the United States have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements. While these markets recovered a great deal in 2010, further increased volatility and deterioration in the broader residential mortgage and Residential Mortgage Backed Securities (“RMBS”) markets may adversely affect the performance and market value of the Agency Securities and other high quality RMBS.

The uncertainty in the U.S. interest rate markets in 2011 has produced volatility and opportunities in our markets. Early in 2011, optimism about an economic acceleration caused many economists to increase their U.S. GDP forecast, with some predicting a U.S. Federal Reserve tightening of monetary policy in early 2012. However, due to (i) U.S. Department of Labor payroll data, (ii) states continued paring of payrolls and the potential of the federal government implementing further deficit reduction measures, and (iii) the cautious pace of private sector job growth, most economists are now expecting continued lackluster economic growth in the U.S. As a result, many economists have pushed out their forecasts for a tightening of monetary policy in the U.S. to late 2012 or 2013 at the earliest. This environment has created strong demand for Agency Securities and has also reduced the costs of our financing and hedging.

On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S.’s credit rating from AAA to AA+, and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S.’s credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

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

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report entitled, “Reforming America’s Housing Finance Market” to Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the U.S. Government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators. Without U.S. Government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Government Market Intervention

One of the main factors impacting market prices was the U.S. Federal Reserve’s program to purchase agency securities which had commenced in January 2009 and was terminated on March 31, 2010. In total, $1.3 trillion of agency securities were purchased. In addition, through the course of 2009, the U.S. Treasury purchased $250.0 billion of agency securities. An effect of these purchases has been an increase in the prices of agency securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of Agency Securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining agency securities with sales up to $10.0 billion per month, subject to market conditions. It is unclear how these sales will affect market conditions and pricing. On September 21, 2011, the U.S. Federal Reserve announced that it will begin reinvesting principal payments from its holdings of Agency Debt and Agency MBS into Agency MBS.

Financial Regulatory Reform Bill and Other Government Activity

Certain programs initiated by the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation, to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of agency securities could be that such holders would experience changes in the anticipated yields of their agency securities due to (i) increased prepayment rates and (ii) lower interest and principal payments.

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

During the third quarter of 2011, concern intensified about the financial conditions and creditworthiness of several European nations, particularly Greece. European nations have been working through a variety of entities and strategies to resolve these concerns though success is uncertain. Continuation and worsening of these concerns may severely impact financial market conditions including the valuation of our investments, the terms of, and potentially, our ability to borrow in order to finance our investment operations.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate nine times from 4.75% to 1.00% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0.00% and 0.25%. To date, the Federal Reserve has maintained that target range. Our funding costs, which traditionally have tracked the 30-day London Interbank Offered Rate (“LIBOR”) have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds Rate and the Effective Federal Funds Rate. The Effective Federal Funds Rate can differ from the Federal Funds Rate in that the Effective index represents the volume weighted average of interest rates at which depository institutions lend balances at the Federal Reserve to other depository institutions overnight (actual transactions, rather than target rate).

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

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
September 30, 2011	0.24%	0.06%
June 30, 2011	0.19	0.07
March 31, 2011	0.24	0.10
December 31, 2010	0.26	0.13
September 30, 2010	0.26	0.15
June 30, 2010	0.35	0.09
March 31, 2010	0.25	0.09
December 31, 2009	0.23	0.05

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

The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for 2009 for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate
September 30, 2011	12.4%
June 30, 2011	9.3
March 31, 2011	11.7
December 31, 2010	10.8
September 30, 2010	11.1
June 30, 2010	15.4
March 31, 2010	14.5
December 31, 2009	8.6

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

Book Value per Share

As of September 30, 2011, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $6.78, an increase of $0.17 from $6.61 at December 31, 2010. This increase was primarily attributable to shareholder accretion from the equity capital raised during the period, issuing 56,424,930 shares of common stock.  In addition, 11,879,844 shares were issued in the Dividend Reinvestment and Stock Purchase Plan.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated, and depend on the corresponding durations and sections of the yield curve that moves to offset each other. Our derivatives, which consist of  interest rate swap contracts and Futures Contracts act to fix the borrowing cost on a portion of our financing and generally help to hedge some of the change in our book value. Generally, the value of our derivatives move in the opposite direction of the value of our Agency Securities. In an environment of very low interest rates, further interest rate reductions may cause the value of our derivative positions to decline more than the absolute and pro rata increase in the value of our Agency Securities. For the nine month period ending September 30, 2011, the unrealized change of our derivative positions decreased by $91.9 million and the unrealized change of our Agency Securities increased by $67.5 million.  For the year ended December 31, 2010, the unrealized change of our derivative positions declined by $2.5 million and the unrealized change of our Agency Securities decreased by $4.3 million.

Investments

Agency Securities

As of September 30, 2011, our Agency Security portfolio, both trades that have settled and forward settle trades that we have committed to settle, consisted of approximately $6.0 billion in market value of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and fifteen years.

The following table represents key data regarding our results of operations since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Payable for Unsettled Security Purchases	Equity	Shares Outstanding	Book Value Per Share	Quarterly Dividends Declared	Quarterly Diluted Earnings (Loss) Per Share
September 30, 2011	$5,975,823,418	$5,221,525,340	$475,109,262	$574,667,885	84,758,505	$6.78	$0.36	$(0.44)
June 30, 2011	5,258,400,274	4,655,226,247	302,680,242	534,030,257	74,781,174	7.14	0.36	(0.14)
March 31, 2011	2,273,914,732	2,099,366,245	19,941,430	220,612,375	32,254,054	6.84	0.34	0.33
December 31, 2010	1,161,850,680	971,675,658	125,418,369	108,708,577	16,441,554	6.61	0.38	0.71
September 30, 2010	540,070,197	490,727,022	11,130,519	54,035,550	7,414,054	7.29	0.36	(0.06)
June 30, 2010	477,579,500	334,703,323	114,870,537	54,319,365	7,414,054	7.33	0.40	(0.22)
March 31, 2010	164,583,811	168,525,093	-	21,417,725	2,304,054	9.30	0.40	0.13
December 31, 2009	118,648,724	46,388,602	58,559,479	21,491,096	2,304,054	9.33	-	(0.08)

As of September 30, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities of 104.17%, due to the average interest rates on these securities being higher than prevailing market rates. As of September 30, 2011, we had approximately $236.7 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle securities. As of September 30, 2011, our investment portfolio of securities consisted of Agency Securities as follows:

Adjustable Rate Settled Securities as of September 30, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	2.4%	6	$124,233,465	3.32%	$104.67	$130,038,168	$105.32	$130,837,529
19-36	2.6	27	136,176,672	4.70	105.02	143,017,340	105.67	143,902,961
37-60	13.7	48	714,075,997	3.71	103.97	742,401,310	105.29	751,883,333
61-84	20.0	75	1,052,164,027	3.57	103.40	1,087,942,924	104.71	1,101,770,105
85+	7.9	114	417,313,027	3.85	104.61	436,554,979	104.79	437,320,162
Total/Average	46.6%	68	$2,443,963,188	3.71%	$104.67	$2,539,954,721	$104.98	$2,565,714,090

Fixed Rate Settled Securities as of September 30, 2011

Months to Maturity	Percentage of Settled Securities Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.1%	66	$1,356,368	5.57%	$106.56	$1,445,382	$107.83	$1,462,610
91-180	53.3	172	2,776,755,411	4.00	104.28	2,895,660,326	105.67	2,934,102,760
181+	0.0	181	412,025	5.50	105.98	436,683	108.74	448,039
Total/Average	53.4%	172	$2,778,523,804	4.01%	$104.28	$2,897,542,391	$105.67	$2,936,013,409

All Settled Securities as of September 30, 2011

	Percentage Of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,222,486,992	3.87%	$104.12	$5,437,497,112	$105.35	$5,501,727,499

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third-party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

As of September 30, 2011, we had committed to purchase securities for settlements in October and November of 2011. The information below was current as of September 30, 2011, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Adjustable Rate Forward Settle Securities as of September 30, 2011

Months to Reset	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
85+	91.6%	118	$415,000,597	3.70%	$104.80	$434,905,124	$104.63	$434,203,392
Total/Average	91.6%	118	$415,000,597	3.70%	$104.80	$434,905,124	$104.63	$434,203,392

Fixed Rate Forward Settle Securities as of September 30, 2011

Months to Maturity	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
91-180	8.4%	179	$38,334,120	3.50%	$104.64	$40,114,537	$104.07	$39,892,527
Total/Average	8.4%	179	$38,334,120	3.50%	$104.64	$40,114,537	$104.07	$39,892,527

All Forward Settle Securities as of September 30, 2011

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$453,334,717	3.68%	$104.78	$475,019,661	$104.58	$474,095,919

All Settled and Forward Settle Securities as of September 30, 2011

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,675,821,709	3.85%	$104.17	$5,912,516,773	$105.29	$5,975,823,418

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security.  We value our Agency Securities using a third-party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third-party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

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
(5)

Market price is the dollar amount of market value, per $100 of nominal, or face value, of the Agency Security. We value our Agency Securities using a third-party pricing service whose pricing model incorporates common market pricing methods. Management reviews the pricing to ensure that current market conditions are properly represented.

(6)	Market value is the total market value for the security.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at September 30, 2011.

Agency Securities	September 30, 2011
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$3,880,133,945	64.9%
Freddie Mac Certificates	1,191,667,093	19.9
Ginnie Mae Certificates	429,926,461	7.2

Forward Settle Securities
Fannie Mae Certificates	398,098,985	6.7
Freddie Mac Certificates	65,126,680	1.1
Ginnie Mae Certificates	10,870,254	0.2
Total Securities	$5,975,823,418	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

As of September 30, 2011 and December 31, 2010, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 68 months and 64 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, twenty-four of which we had done repurchase trades with as of September 30, 2011 and eleven of which we had done repurchases trades with as of December 31, 2010. We had outstanding balances under our repurchase agreements at September 30, 2011 and December 31, 2010 of $5.2 billion and $1.0 billion, respectively.

Derivative Instruments

We generally intend to hedge as much of our interest rate risk as our manager deems prudent in light of market conditions and the associated costs. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment under the authoritative guidance. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge. As we do not designate our hedging activities as cash flow hedges, realized as well as unrealized losses from these transactions will impact our GAAP income.

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

•

available derivatives may not correspond directly with the interest rate risk for which protection is sought;

•

the duration of the derivatives may not match the duration of the related liability;

•

the party owing money on the derivatives may default on its obligation to pay;

•

the credit-quality of the party owing money on the derivatives may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of derivatives may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our net income or increase any net loss.

As of September 30, 2011 and December 31, 2010, we had interest rate swap contracts with an aggregate notional balance of $2.8 billion and $155.0 million, respectively. In addition, as of September 30, 2011 and December 31, 2010, we had entered into $134.0 million and $214.0 million (notional amount), respectively, of Eurodollar Futures strips (“interest rate swap equivalents”) traded in 1,167 and 2,361 individual Eurodollar Futures Contracts (“Futures Contracts”) transactions, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements.  In addition, substantial credit support for the Futures Contracts is provided by the CME. These transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Results of Operations

Three and Nine Months Ended September 30, 2011, Compared to Three and Nine Months Ended September 30, 2010

We commenced our operations in November 2009, upon completion of the merger with Enterprise. We continued to raise equity capital during the nine months ended September 30, 2011, issuing 56,424,930 shares of common stock and raising additional net common equity of approximately $402.6 million. In addition, we issued 11,879,844 shares under the Dividend Reinvestment and Stock Purchase Plan for net proceeds of $86.8 million. These changes were material to our company and significantly affect the results we report. We believed that the timing for additional investment, in both assets and liabilities, was appropriate and beneficial to our long-term performance. In addition, there are economies of scale that also are reached as our managed assets grow. As we invest the proceeds of our offerings, we are methodical, at times purchasing our assets with forward settlements up to 90 days out, in order to minimize purchase price. This means that our earnings, particularly on a per share basis, may take time to reach a level which we consider to be indicative of a full run-rate. This also means that some quarterly comparisons will not be meaningful or may be misleading.

Our net interest income for the three and nine months ended September 30, 2011, was $36.2 million and $75.1 million, respectively, compared to $3.5 million and $5.8 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, our Agency Securities portfolio consisted of $6.0 billion of securities, including $474.1 million of current carrying value of forward settle security sales. As of December 31, 2010, our Agency Securities portfolio consisted of $1.2 billion of securities, including $125.3 million of current carrying value of forward settle security sales.

The following table presents the components of the yield earned on our Agency Security portfolio:

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
September 30, 2011	3.11%	0.93%	2.18%	0.27%
June 30, 2011	3.35	0.99	2.36	0.28
March 31, 2011	3.20	0.80	2.40	0.33
December 31, 2010	3.42	0.47	2.95	0.34
September 30, 2010	3.32	0.44	2.88	0.27
June 30, 2010	2.98	0.37	2.61	0.30
March 31, 2010	3.06	0.38	2.68	0.27
December 31, 2009	4.59	0.72	3.86	0.26

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the three and nine months ended September 30, 2011, was 12.4% and 11.1%, respectively, on a Constant Prepayment Basis (“CPR”) compared to 11.1% and 13.7% for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle securities, of 104.17%, due to the average interest rates on these securities being higher than prevailing market rates.

The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. LIBOR was 0.24% at September 30, 2011. During the three and nine months ended September 30, 2011, we realized losses of $8.4 million and $16.4 million related to our derivatives, respectively. During the three and nine months ended September 30, 2010, we realized losses of $0.2 million and $0.2 million, respectively. We decreased our total Eurodollar Future strips notional amount from $214.0 million at December 31, 2010, to $134.0 million at September 30, 2011, with a weighted average swap equivalent rate of 1.8% and weighted average term of 31 months. In addition, during the period ended September 30, 2011, we increased our total interest rate swap contracts aggregate notional balance from $155.0 million to $2.8 billion with, a weighted average swap rate of 1.5% and a weighted average term of 49 months.

Our total operating expenses for the three and nine months ended September 30, 2011, were $2.9 million and $6.4 million, respectively, as compared to $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2010. The respective period increases are a combination of increased management fees related to our successful equity capital raising initiatives as well as increased professional fees and operating costs to support our current portfolio.

Our primary source of income is the interest income we earn on our investment portfolio. Our net loss for the three and nine months ended September 30, 2011 was ($34.5) million and ($33.1) million, respectively, or ($0.44) and ($0.63), per weighted average share, respectively. These results compare to a net loss of ($0.5) million and ($0.9) million or ($0.06) and ($0.20), per weighted average share, respectively, for the three and nine months ended September 30, 2010. The main drivers of the difference were the increased equity capital resources from 2010 through the period ended September 30, 2011 and the implementation of our investment strategy, offset by unrealized losses from our derivatives and increasing management fees. As discussed elsewhere in this document, management fees are calculated on gross equity raised, therefore, as we complete additional equity offerings, the management fee expense will continue to increase.

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of our accompanying condensed consolidated balance sheets) as of September 30, 2011, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes, and not our net income computed in accordance with GAAP as reported in our condensed consolidated financial statements. Accordingly, we may be required to pay out more in dividends than we have earned on a GAAP basis.

For the three and nine months ended September 30, 2011, our estimated REIT taxable income was approximately $31.3 million and $58.8 million, respectively. The most significant difference was the unrealized loss on derivatives which is reflected in GAAP earnings but does not reduce REIT taxable income.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the period ended September 30, 2011, we purchased $5.7 billion current face amount of Agency Securities using proceeds from the equity raises, repurchase agreements, principal repayments and cash. During the period ended September 30, 2011, we received cash of $426.5 million from prepayments and scheduled principal payments on our investment securities and we received net proceeds of $489.4 million from equity issuances including dividend reinvestment and stock purchase plan. We had a net cash increase from our repurchase agreements of $4.2 billion for the period ended September 30, 2011. We made cash interest payments of approximately $5.8 million on our borrowings for nine months ended September 30, 2011. Part of funding our operations includes providing cash margin to offset liability balances on our derivatives. This required an additional $125.2 million of cash to be maintained in a restricted account with our counterparties as of the nine months ended September 30, 2011. If rates increase over time, we may recover some or all of this cash.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. Currently, we have Master Repurchase Agreements (“MRAs”), which are uncommitted repurchase facilities, with twenty-nine lending counterparties to finance our portfolio, subject to certain conditions, and have borrowings outstanding with twenty-four of these counterparties.

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

On August 30, 2011, a cash dividend of $0.12 per common share, or $9.1 million in the aggregate, was paid to holders of record on August 15, 2011.

On September 29, 2011, a cash dividend of $0.12 per common share, or $10.1 million in the aggregate, was paid to holders of record on September 15, 2011.

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

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize corporate income tax and the nondeductible excise tax. However, REIT taxable income is calculated according to the requirements of the Code rather than GAAP which can cause differences between GAAP income reported by us and taxable income calculated to determine distribution requirements to stockholders. These differences are primarily due to non-taxable unrealized changes in the value of our derivatives. These differences may be large and can be either positive or negative variances from GAAP income. In addition, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to minimize corporate income tax and the nondeductible excise tax.

Equity Capital Raising Activities

On January 26, 2011, we completed an underwritten secondary public offering of 6,000,000 shares of common stock at a price of $7.55 per share. The underwriters fully exercised the over-allotment option for 900,000 additional shares. Net proceeds were $49.0 million, net of issuance costs of approximately $3.1 million.

On February 8, 2011, we completed an underwritten secondary public offering of 7,750,000 shares of common stock at a price of $7.60 per share. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares. Net proceeds were $64.0 million, net of issuance costs of approximately $3.7 million.

On February 28, 2011, we entered into an equity distribution agreement with JMP Securities LLC and Ladenburg Thalmann & Co. Inc. to offer and sell from time to time up to 6,500,000 shares of our common stock in at-the-market transactions. As of September 30, 2011, we had issued and sold 5,212,430 shares of our common stock under this agreement for net proceeds of $37.5 million.

On April 7, 2011, we implemented a Dividend Reinvestment and Stock Purchase Plan through which investors may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Shareholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. As of September 30, 2011 we had issued and sold 11,879,844 shares under the plan for net proceeds of $86.8 million.

On April 13, 2011, we completed an underwritten secondary public offering of 16,000,000 shares of common stock at a price of $7.40 per share. The underwriters partially exercised the over-allotment option for 1,000,000 additional shares. Net proceeds were $121.1 million, net of issuance costs of approximately $4.7 million.

On June 6, 2011, we completed an underwritten secondary public offering of 16,000,000 shares of common stock at a price of $7.40 per share. The underwriters fully exercised the over-allotment option for 2,400,000 additional shares. Net proceeds were $131.0 million, net of issuance costs of approximately $5.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2011 and December 31, 2010, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity Sources—Repurchase Facilities

At September 30, 2011, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
BNP Paribas Securities Corp.	$422,786,000	$16,169,847	36	8.1%
MF Global Inc.	331,932,000	15,640,763	35	6.4
Goldman Sachs & Company	325,919,000	15,638,846	25	6.2
UBS Securities LLC	325,228,000	16,172,127	26	6.2
Guggenheim Liquidity Securities, LLC	323,983,000	15,656,042	47	6.2
South Street Securities, LLC	290,131,444	17,406,562	46	5.5
Mitsubishi UFJ Securities (USA)	285,727,000	13,470,747	35	5.5
Merrill Lynch, Pierce, Fenner & Smith Inc.	274,302,000	10,351,846	20	5.2
Cantor Fitzgerald & Co.	271,736,000	16,739,202	5	5.2
Citigroup Global Markets Inc.	245,286,000	12,175,704	70	4.7
RBS Securities Inc.	243,587,800	11,846,208	11	4.7
J.P. Morgan Securities LLC	231,782,000	11,372,121	41	4.4
Pierpont Securities LLC	222,168,000	8,653,392	28	4.3
Nomura Securities International, Inc.	216,941,000	11,648,240	20	4.2
ING Financial Markets LLC	205,354,000	10,166,744	7	3.9
Deutsche Bank Securities Inc.	174,983,500	8,520,325	11	3.4
Daiwa Securities America Inc.	148,866,000	7,918,325	37	2.9
CRT Capital Group LLC	123,433,500	7,964,598	11	2.4
Mizuho Securities USA Inc.	116,547,000	4,997,972	32	2.2
Credit Suisse Securities (USA) LLC	107,278,096	4,512,181	14	2.0
ICBC Financial Services LLC (2)	95,900,000	4,647,395	38	1.8
Jefferies and Company, Inc.	94,140,000	4,324,100	18	1.8
Barclays Capital Inc.	76,014,000	3,263,715	39	1.5
Wells Fargo Bank, N.A.	67,500,000	3,598,069	17	1.3
Total	$5,221,525,340	$252,855,071		100.0%

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)

Industrial and Commercial Bank of China Financial Services LLC

(3)

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

(1)

Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense

As of September 30, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.1%. As of December 31, 2010, the weighted average margin requirement, under all our repurchase agreements was approximately 5.3%. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At September 30, 2011 and December 31, 2010, our total borrowings were approximately $5.2 billion and $1.0 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 9.09:1 and 8.94:1, respectively.

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to those policies during 2011.

Inflation

Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and any distributions we may make will be determined by our Board based in part on our REIT taxable income as calculated according to the requirements of the Code; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit-quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to shareholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate, Cap, and Mismatch Risk

We invest in adjustable rate, hybrid and fixed rate Agency Securities. Hybrid mortgages are adjustable rate mortgages (“ARMs”) that have a fixed-interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

Further, our net income may vary somewhat as the spread between one-month interest rates, the typical term for our repurchase agreements and six-month and twelve-month interest rates, the typical reset term of adjustable rate Agency Securities, varies.

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

The sensitivity analysis tables presented below reflects the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2011 and December 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of September 30, 2011

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	2.57%	(0.05)%
0.50	4.64	0.15
(0.50)	(7.16)	(0.67)
(1.00)	(20.43)	(1.92)

As of December 31, 2010

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(19.58)%	(2.40)%
0.50	(11.55)	(1.12)
(0.50)	5.35	0.93
(1.00)	(1.14)	1.70

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2011 and December 31, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

There have been no changes in our internal controls over financial reporting that occurred during the three and nine month periods ended September 30, 2011, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any legal proceedings.

Item 1A. Risk Factors

Except as provided below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 10, 2011 with the SEC.

Our Annual Report on Form 10-K filed on March 10, 2011 with the SEC included a risk factor titled “Maintenance of our exemption from the 1940 Act will impose limits on our business.” The following is additional information to accompany such risk factor.

The SEC recently solicited public comment via a Concept Release on a wide range of issues relating to the Section 3(c)(5)(C) exemption from the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage-related REITs should be regulated as investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance and interpretations from the Division of Investment Management of the SEC regarding the Section 3(c)(5)(C) exemption, will not change in a manner that adversely affects our operations or business.

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

Date: November 3, 2011	ARMOUR RESIDENTIAL REIT, INC.
/s/ Scott J. Ulm
Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.*
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation **
3.3	Amended Bylaws.*
10.1	Amended and Restated ARMOUR 2009 Stock Incentive Plan ***
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)****
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)****
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350****
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350****

*       Incorporated by reference to Exhibit 3.5 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

**     Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on August 8, 2011.

***   Incorporated by reference to Exhibit 10.1 to ARMOUR’s Registration Statement on form S-8 filed with the SEC on July 22, 2011.

**** Filed herewith.