Form 10-K
period 2011-12-31
Armour Residential REIT, Inc.
filed 2012-03-06
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

(772) 617-4340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.001 par value Warrants to Purchase Common Stock	NYSE NYSE Amex LLC

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐          Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒NO  ☐
On June 30, 2011, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $410,850,844, based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of March 5, 2012 was 141,707,289.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

References to “we”, “us”, “our”, "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which became a wholly-owned subsidiary of ARMOUR after completion of the business combination (“Merger Agreement”) described below.

Overview

We are an externally-managed Maryland corporation organized in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (more commonly known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac), or guaranteed by the Government National Mortgage Administration, a U.S. Government corporation (more commonly known as Ginnie Mae) (collectively, "Agency Securities").  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to broaden our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of Agency Securities. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (“the Code”). We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our shareholders and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively mitigate interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

Enterprise Acquisition Corp. (prior to November 6, 2009)

Enterprise was a Delaware blank check company incorporated on July 9, 2007, in order to serve as a vehicle for the acquisition of one or more operating businesses.

On July 29, 2009, Enterprise entered into an Agreement and Plan of Merger (the “Merger Agreement”), with ARMOUR and ARMOUR Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR, (“Merger Sub Corp.”).  The Merger Agreement provided for two primary transactions: (i) the merger of Merger Sub Corp. with and into Enterprise with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR and (ii) ARMOUR becoming the new publicly-traded corporation of which the holders of Enterprise securities became security holders of ARMOUR.  A summary of these transactions is as follows:

•
On November 5, 2009, the stockholders of Enterprise approved certain proposals to: (i) amend Enterprise's amended and restated certificate of incorporation to allow for a business combination with ARMOUR and (ii) adopt the Merger Agreement and approve the merger of Merger Sub Corp. with and into Enterprise, which we refer to as the Business Combination.

•
On November 6, 2009, Merger Sub Corp. merged with and into Enterprise pursuant to the Merger Agreement. In connection with the closing, the holders of Enterprise common stock and warrants became holders of the securities of ARMOUR after the Business Combination.

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

Our Borrowings

We borrow against our Agency Securities using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our securities. Our total repurchase indebtedness was approximately $5.3 billion at December 31, 2011, and had a weighted average maturity of 18 days. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Despite recent credit market developments and prevailing trends, we believe Agency Securities will continue to be eligible for financing in the repurchase agreement market.

Our Hedging

Our hedging strategies are designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to limit the risk of adverse changes in interest rates on the value of our assets as well as the differences between the interest rate adjustments on our assets and borrowings. These techniques primarily consist of entering into interest rate swap contracts and purchasing or selling Eurodollar Futures Contracts (“Futures Contracts”) and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes. In addition, since we do not qualify to use cash flow hedge accounting, earnings reported in accordance with accounting principles generally accepted in the U.S. (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were able to designate our derivative activities as cash flow hedges. Comparisons with companies that are eligible to use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

Strategies

Our primary goal is to acquire Agency Securities, finance our acquisitions in the capital markets, use targeted leverage ratios and employ risk management in an effort to provide an attractive risk adjusted return on stockholders' equity.  We seek to achieve this goal through the thoughtful and opportunistic application of our asset acquisition, leverage and interest rate management strategies.

Our Manager

We are externally-managed by ARRM pursuant to our Management Agreement (see Note 7 to the consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires on November 6, 2014, and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount, with a minimum based on 1/12th of $900,000, (inclusive of the original gross merger equity as defined in Note 7), determined as follows:

•	our gross equity raised up to $50 million, 1% (per annum) of gross equity;
•	our gross equity raised up to $1.0 billion, 1.5% (per annum) of gross equity;
•	our gross equity raised in excess of $1.0 billion, 0.75% (per annum) of gross equity.

Subsequent Events

See Note 15 to the consolidated financial statements.

Policies With Respect To Certain Other Activities

If, when applicable, ARRM and the Board determine that additional funding is required, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

In the event that ARRM determines the need to raise additional equity capital, we have the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as we deem appropriate, at any time.

Although we have no present intention of doing so, ARRM has the authority to have us repurchase or otherwise reacquire shares of our stock and may engage in such activities in the future.

Policy With Respect to Dividends and Distributions

As required in order to maintain our qualification as a REIT for U.S. federal income tax purposes, we intend to distribute with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our common stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to holders of our common stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law (“MGCL”) and such other factors as our Board deems relevant.

Investment Company Act Exemption

We conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940 (“the Act”). If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K.

Section 3(a)(1)(A) of the Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the  Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Act.

To avoid registration as an investment company, we rely on the exclusion provided by Section 3(c)(5)(C) of the Act. To qualify for the exclusion, we intend to make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and real estate related assets. We generally expect that our investments in Agency Securities will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the Act in a manner consistent with the Securities and Exchange Commission (“SEC”) staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for the purposes of the Act. We invest at least 55% of our assets in whole pool Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying interests plus other real estate related assets.  Other real estate related assets would consist primarily of non-whole pool Agency Securities and funds awaiting investment. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in us holding assets we might wish to sell or selling assets we might wish to hold. Although we intend to monitor our portfolio relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through wholly-owned subsidiaries, such business will be conducted in a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Act. All wholly-owned subsidiaries that we elect to conduct our business through would qualify for the Section 3(c)(5)(C) exclusion discussed above and we would, accordingly, qualify for the Section 3(a)(1)(C) exemption because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We intend to monitor our portfolio periodically to ensure compliance with the 40% test. In such case, we would be a holding company which conducts business exclusively through wholly-owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our shareholders.

Compliance with NYSE Corporate Governance Standards

We comply with the corporate governance standards of the New York Stock Exchange (“NYSE”). Our Audit Committee is comprised entirely of independent directors and a majority of our directors are “independent” in accordance with the rules of the NYSE.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring Agency Securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including Agency Securities and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.

Employees

We are managed by ARRM pursuant to the Management Agreement between us and ARRM. We do not have any employees whom we compensate directly with salaries or other compensation. As of December 31, 2011, ARRM had eight full-time employees.

Facilities

Our principal offices are located at:

ARMOUR Residential REIT, Inc.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.armourreit.com. Our investor relations website is www.armourreit.com. We make available on our website under “SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Legal Proceedings

Our company and our manager are not currently subject to any legal proceedings.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

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

(3)	mortgage loan modification programs and future legislative action;

(4)	availability, terms and deployment of capital;

(5)	changes in economic conditions generally;

(6)	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

(7)	general volatility of the financial markets, including markets for mortgage securities;

(8)	inflation or deflation;

(9)	availability of suitable investment opportunities;

(10)	the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;

(11)	changes in our business and investment strategy;

(12)	our dependence on our manager and ability to find a suitable replacement if our manager were to terminate their management relationship with us;

(13)
the existence of conflicts of interest in our relationship with our manager, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

(14)	changes in personnel at our manager or the availability of qualified personnel at our manager;

(15)	limitations imposed on our business by our status as a REIT;

(16)	changes in GAAP in the U.S., including interpretations thereof; and

(17)	changes in applicable laws and regulations.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below,  together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Related to Our Business

Volatile market conditions for mortgages and mortgage related assets as well as the broader financial markets may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage related assets, including mortgage backed securities, as well as the broader financial markets and the economy generally. Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage related and other financial assets. More recently, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets. In particular, the residential mortgage market in the U.S. has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These factors have impacted investor perception of the risk associated with residential mortgage backed securities, real estate-related securities and various other asset classes in which we may invest. As a result, values for residential mortgage backed securities, real estate-related securities and various other asset classes in which we may invest have experienced volatility. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Further increased volatility and deterioration in the broader residential mortgage and mortgage backed securities markets may adversely affect the performance and market value of our investments.

Continued adverse developments in the global capital markets, including defaults, credit losses and liquidity concerns, as well as mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, could make it difficult for us to borrow money to acquire Agency Securities on a leveraged basis, on favorable terms, or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire Agency Securities on a leveraged basis. Institutions from which we obtain financing may have invested in or financed assets that have declined in value as a result of the downturn in financial markets, particularly in Europe and the residential mortgage market, causing these institutions to suffer losses. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount required to obtain financing. Under such circumstances, it could be more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

While the overall financing environment has improved, further credit losses or mergers, acquisitions, or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties may occur. This would result in a fewer number of potential repurchase agreement counterparties operating in the market and could potentially impact the pricing and availability of financing for our business.

Continued adverse developments in the residential mortgage market may adversely affect the value of the Agency Securities in which we invest.

During the past few years, the residential mortgage market in the U.S. has experienced a variety of difficulties and changed economic conditions that adversely affected the performance and market value of the Agency Securities in which we invest. Agency Securities originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of Agency Securities may not be performing as expected. As a result, the market for these securities may be adversely affected for a significant period of time.

Conditions within the market are being driven primarily by:

•	delinquencies across a broad scope of mortgage loans that include subprime mortgage loans, Alt-A mortgage loans, and prime mortgage loans.
•	declining housing prices and flattening of property values,
•	resetting adjustable rate mortgages that result in increased mortgage payments, and
•	constrained ability by borrowers to refinance or sell their properties.

While we primarily invest in Agency Securities, rising levels of delinquencies could negatively affect the value of our Agency Securities or create market uncertainty about their true value. At the same time, market uncertainty about residential mortgages in general could depress the market for Agency Securities, making it more difficult for us to sell Agency Securities we own on favorable terms or at all.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by Ginnie Mae, Fannie Mae and Freddie Mac, collectively Government Sponsored Enterprises (“GSEs”). Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the U.S. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, but their guarantees are not backed by the full faith and credit of the U.S.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency Securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2)
collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs. In December 2011, the FHFA reported that, from the time of execution of the preferred stock purchase agreements through September 30, 2011, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements amounted to approximately $112 billion and $71 billion, respectively. The U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases as necessary, through 2012. Those agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency Securities portfolios (they must be reduced by at least 10% each year until their respective mortgage assets reach $250 billion).

Both the secured short-term credit facility and the Agency Securities program initiated by the U.S. Treasury expired on December 31, 2009. However, through that securities purchase program (from September 2008 through December 2009), the U.S. Treasury acquired approximately $220 billion of Agency Securities. In addition, while the U.S. Federal Reserve’s program of Agency Securities purchases terminated in 2010, the U.S. Federal Reserve reported that through December 28, 2011, it held $847.8 billion of Agency Securities. Subject to specified investment guidelines, the portfolios of Agency Securities purchased through the programs established by the U.S. Treasury and the U.S. Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency Securities that we seek to acquire during the remaining term of these portfolios.

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac through 2012, there can be no assurance that these actions will be adequate for their needs. These uncertainties lead to questions about the availability of and trading market for, Agency Securities. Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency Securities. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac, resulting in their being placed into federal conservatorship and receiving significant U.S. Government support, have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited, relative to historical measurements. Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency Security and could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency Securities and our existing Agency Securities could be materially and adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our Agency Securities as collateral for our financings under our repurchase agreements. Any decline in their value or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency Securities on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency Securities, thereby tightening the spread between the interest we earn on our Agency Securities and the cost of financing those assets. A reduction in the supply of Agency Securities could also negatively affect the pricing of Agency Securities, by reducing the spread between the interest we earn on our portfolio of Agency Securities and our cost of financing that portfolio.

As indicated above, legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government and could also nationalize, privatize, or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in Agency Securities guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our business, operations and financial condition.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.

Mortgage loan modification programs and future legislative action may adversely affect the value of and the returns on, the Agency Securities in which we invest.

The U.S. Government, through the Federal Reserve, the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (“H4H Program”), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125 percent without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with non-Agency Securities, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of and the returns on, our Agency Securities.

In October 2011, the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan to value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored entities. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan to value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates.

On January 4, 2012, the Federal Reserve issued a white paper outlining additional ideas with regard to refinancings and loan modifications. It is likely that loan modifications would result in increased prepayments on some Agency Securities. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency Securities in which we invest.

We may not be able to operate our business or implement our operating policies and strategies successfully.

The results of our operations depend on many factors, including, without limitation, the availability of opportunities for the acquisition of attractively priced Agency Securities, the level and volatility of interest rates, readily accessible funding  in the financial markets and our ability to cost-effectively hedge risks as well as overall economic conditions. We may not be able to maintain any agreements with our lenders on favorable terms or at all. Furthermore, we may not be able to operate our business successfully or implement our operating policies and strategies as described in this Annual Report on Form 10-K, which could result in the loss of some or all of your investment.

Increased levels of prepayments from mortgage backed securities may decrease our net interest income or result in a net loss.

Pools of mortgage loans underlie the Agency Securities that we acquire. We generally receive payments from the payments that are made on these underlying mortgage loans. When we acquire Agency Securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected, the related prepayments on the corresponding Agency Securities will be faster than expected.  Since we typically purchase Agency Securities at premium prices that reflect above market coupons, faster-than-expected prepayments reduce the period those above market coupons are outstanding and could potentially harm our financial position and results of operations.   Furthermore, while the Agency Securities we purchase are guaranteed against principal loss by Fannie Mae, Freddie Mac, or Ginnie Mae, defaults, serious delinquencies and loan modifications of the underlying mortgages result in prepayment of principal as well. Continuing poor credit results at Fannie Mae, Freddie Mac and Ginnie Mae would suggest higher rates of prepayments from defaults and serious delinquencies.  While we will seek to manage prepayment risk, in selecting investments, we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging its risks. No strategy can completely insulate us from prepayment or other such risks and we may deliberately retain exposure to prepayment or other risks. In addition, there have been various proposals from the Executive Branch of the U.S. Government and the U.S. Congress to ease refinancing which could have the effect of increasing prepayments.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our portfolio.

Our success depends to a significant degree on our ability to analyze the relationship of changing interest rates and prepayments of the mortgages that underlie our Agency Securities. Changes in interest rates and prepayments affect the market price of the Agency Securities that we purchase and any Agency Securities that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio. In conducting our analysis, we depend on industry-accepted assumptions with respect to the relationship between interest rates and prepayments under normal market conditions. If the dislocation in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to assess the market value of our portfolio would be significantly affected and could materially adversely affect our financial position and results of operations.

The downgrade of the U.S. government’s or certain European countries’ credit ratings and future downgrades of the U.S. government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

 On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S.’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S.'s credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing or reforming the financial markets, or market response to those actions, may not achieve the intended effect or benefit our business and may adversely affect our business.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act (“EESA”), was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the Agency Securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency Securities; other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of Agency Securities, both of which may have an adverse effect on our business.

In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are continuing to consider taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

The increasing number of proposed U.S. federal, state and local laws and regulations may affect certain mortgage related assets in which we intend to invest and could increase our cost of doing business.

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

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, all of which are beyond our control. Our success depends to a significant degree on our ability to analyze the relationship changing interest rates may have on our results of operations and financial position in general and the impact such rate changes may have on critical elements underlying Agency Securities and other investments’ values and borrowings in particular, as follows:

•
changes in interest rates may inversely affect the fair value of our assets, which are primarily Agency Securities. When interest rates rise, the value of fixed rate Agency Securities generally declines, when interest rates fall, the value of fixed rate Agency Securities generally increase.

•
changes in interest rates may inversely affect levels of prepayments on mortgages. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates on these prepayments affects the price of Agency Securities and the effect can be particularly pronounced with fixed rate Agency Securities.

•
changes in interest rates may create mismatches between our assets, primarily Agency Securities and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should rates increase, interest rate caps on our hybrid adjustable rate and adjustable rate mortgage backed securities would limit the income stream on these investments while our borrowings would not be subject to similar restrictions.

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

We fund our fixed rate Agency Securities with short-term borrowings. As a result, an increase in short-term interest rates would likely cause an increase in our borrowing costs, resulting in a decrease in net income or a net loss. In addition, we fund most of our investments in adjustable rate Agency Securities with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of our Agency Securities. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our adjustable rate securities adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

Our investment strategy focuses in part on the acquisition of adjustable rate Agency Securities. This means that their interest rates may vary over time based upon changes in an identified short-term interest rate index. In most cases, the interest rate indices and repricing terms of the Agency Securities that we acquire and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss and adversely affect our dividends and the market price of our common stock.

Interest rate caps on our adjustable rate Agency Securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable rate securities typically will be subject to periodic and lifetime interest rate caps. Additionally, we may invest in adjustable rate mortgages (“ARMs”), with an initial rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such initial rates. Periodic interest rate caps limit the amount an interest rate can increase during a given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan. If these interest rate caps apply to the mortgage loans underlying our adjustable rate securities, the interest distributions made on the related securities will be similarly impacted. Our borrowings may not be subject to similar interest rate caps. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable rate Agency Securities. Further, some of the mortgage loans underlying our adjustable rate Agency Securities may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding. As a result, we could receive less interest distributions on adjustable rate Agency Securities than we need to pay interest on our related borrowings. These, factors could lower our net interest income, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Because we invest in fixed rate securities, an increase in interest rates may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our Agency Securities. Any fixed rate securities we invest in generally will be more negatively affected by these increases than adjustable rate securities. In accordance with accounting rules, we are required to reduce our shareholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third party pricing services or third party bid price indications provided by dealers who make markets in these securities. If the fair value of a security is not available from a third party price service or dealer, we would estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by GAAP to reduce the value of one or more Agency Securities on our balance sheet then our shareholders’ equity would be correspondingly reduced. Reductions in shareholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

Mitigating against interest rate exposure may adversely affect our earnings and our interest rate risk mitigation transactions  may fail to protect us from the losses that they were designed to offset.

Subject to complying with REIT tax requirements, we employ techniques that limit the adverse effects of rising interest rates on a portion of our short-term repurchase agreements and on a portion of the value of our assets. In general, our interest rate mitigation strategy depends on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our portfolio or the market. Our interest rate risk mitigation activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual interest rate risk mitigation decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated strategy. These techniques may include entering into interest rate swap contracts, purchasing or selling Futures Contracts, or interest rate cap or floor agreements, swaptions, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements.

Because a mortgage borrower typically has no restrictions on when a loan may be paid off, either partially or in full, there are no perfect interest rate risk mitigation strategies and interest rate mitigation may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our portfolio or may fail to recognize a risk entirely leaving us exposed to losses without the benefit of any offsetting interest rate mitigation activities. The derivative instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of interest rate risk mitigation transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, interest rate risk mitigation activities could result in losses if the event against which we mitigate does not occur.

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

Our use of derivative instruments may expose us to counterparty and termination risks.

We enter into transactions to hedge interest rate risks associated with our business with counterparties that have a high-quality credit rating and with futures exchanges. If counterparties, or the exchange, cannot perform under the terms of our Futures Contracts, for example, we would not receive payments due under that agreement and may lose any unrealized gain associated with the Futures Contract and the mitigated liability would cease to be mitigated by the Futures Contract. We may also be at risk for any collateral we have pledged to secure our obligations under the Futures Contract if the counterparty became insolvent or filed for bankruptcy. Similarly, if a counterparty to a cap agreement fails to perform under the terms of the agreement, in addition to not receiving payments due under that agreement that would offset our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement. Our derivative instrument agreements generally require our counterparties to post collateral in certain events, generally related to their credit condition, to provide us some protection against their potential failure to perform. We, in turn, are subject to similar requirements. In addition, some of our derivative instrument agreements contain various termination events related to, among other items, our REIT status, equity levels and performance under related agreements which could cause the agreement to terminate at prevailing market levels, resulting in either a payment by us to the counterparty or by the counterparty to us. A termination event could also require us to realize taxable income or loss.

We do not qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Accounting Standards Codification (“ASC”) Topic on Derivatives. Under these standards, we do not qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. Since we do not qualify for hedge accounting treatment, our operating results will fluctuate because losses on the derivatives we enter into may not be offset by a change in the fair value of the related hedged transaction.

Competition may prevent us from acquiring Agency Securities at favorable yields and that would harm our results of operations.

Our net income largely depends on our ability to acquire Agency Securities at favorable spreads over our borrowing costs. In acquiring Agency Securities, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase Agency Securities, many of which have greater financial resources than we do. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the  Act. As a result, we may not be able to acquire sufficient Agency Securities at favorable spreads over our borrowing costs, which would harm our results of operations.

We may be harmed by changes in various laws and regulation.

Our net income largely depends on our ability to acquire Agency Securities at favorable spreads over our borrowing costs. In acquiring Agency Securities, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase Agency Securities, many of which have greater financial resources than we do. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Act. As a result, we may not be able to acquire sufficient Agency Securities at favorable spreads over our borrowing costs, which would harm our results of operations.

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

During the credit crisis which began in 2007, and which continues to this day, repurchase funding became increasingly more difficult to acquire. Our relationship with AVM, L.P. (“AVM”), a securities broker dealer with which we contract for clearing and settlement services for our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing and management of margin arrangements between us and our lenders for each of our repurchase agreements, is beneficial in addressing the potential scarcity of repurchase funding. Nonetheless, we depend on borrowings to fund our acquisitions of Agency Securities and reach our target leverage ratio. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. We have entered into Master Repurchase Agreements establishing the general terms and conditions of borrowings, if any, made by lenders. There can be no assurance that these agreements will remain in place and, even if in place, the amount and definitive terms under which we would be able to borrow. Continued adverse developments in the residential and commercial mortgage markets could make it more difficult for us to borrow money to finance our acquisition of Agency Securities.

Institutions from which we seek to obtain financing may also originate and hold residential and commercial mortgage loans and may have suffered financial difficulties as a result of the market conditions described above. Further, even lenders that do not originate and hold mortgage loans may have suffered losses related to their lending and other financial relationships with the institutions that do so as part of their businesses. As a result, institutions that originate and hold loans and other lenders that have been indirectly affected by losses in the mortgage market may become insolvent or tighten their lending standards which could result in the following:

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

Our borrowing costs under repurchase agreements that we have arranged generally are adjustable and relate to short-term interest rates, such as the Fed Funds and London Interbank Offered Rate. The price of these borrowings may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;
•	the availability of financing in the market, including the financial stability of lenders; and
•	the value and liquidity of our Agency Securities.

As of December 31, 2011, the weighted average margin requirement under all our repurchase agreements was approximately 5.0% (weighted by borrowing amount).

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

We leverage our portfolio investments in Agency Securities through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our investment strategy, ability to obtain these financing facilities and the lender’s estimate of the stability of the portfolio investments’ cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to sale to satisfy our debt obligations.

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

•
certain lenders may require us to remain in compliance with all provisions of other material contracts, including other financing agreements. As a result, a default under one financing agreement could cause us to be in default under other financing agreements. If that occurs, our access to capital would be significantly impeded, which could materially and adversely affect our ability to operate our business; and

•
to the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our qualification as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders, and

•	certain of our master repurchase agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity.

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

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender file for bankruptcy.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, our use of repurchase agreements will expose our pledged assets to risk in the event of a bankruptcy filing by either a lender or us

Risks Related to Our Corporate Structure

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

We conduct our business so as not to become regulated as an investment company under the Investment Company Act “the Act”). If we were to fall within the definition of investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K. Section 3(a)(1)(A) of the Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Act.

To avoid registration as an investment company, we rely on the exclusion provided by Section 3(c)(5)(C) of the Act. To qualify for the exclusion, we intend to make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and real estate related assets. We generally expect that our investments in Agency Securities will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the Act in a manner consistent with the SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the Act. We invest at least 55% of our assets in whole pool Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying interests plus other real estate related assets. Other real estate related assets would consist primarily of non-whole pool Agency Securities and funds awaiting investment. As a result of the foregoing restrictions, we will be limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio relying on the Section 3(c) (5) (C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that it will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through wholly-owned subsidiaries, such business will be conducted in a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the  Act. All wholly-owned subsidiaries that we elect to conduct our business through would qualify for the Section 3(c)(5)(C) exclusion discussed above and we would, accordingly, qualify for the Section 3(a)(1)(C) exemption because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We monitor our portfolio periodically to insure compliance with the 40% test. In such case, we would be a holding company which conducts business exclusively through wholly-owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

Loss of the Act exemption would adversely affect us, the market price of shares of our common stock or warrants and our ability to distribute dividends.

As described above, we conduct our operations so as not to become required to register as an investment company under the Act based on current laws, regulations and guidance. Although we monitor our portfolio, we may not be able to maintain exemption under the Act. If we were to fail to qualify for this exemption in the future, we could be required to restructure our activities or the activities of our subsidiaries, if any, including effecting sales of assets in a manner that, or at a time when we would not otherwise choose, which could negatively affect the value of our common stock or warrants, the sustainability of our business model and our ability to make distributions. The sale could occur during adverse market conditions and we could be forced to accept a price below that which we believe is appropriate.

On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our shareholders.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments as of December 31, 2011. These reporting and other obligations, such as our status as a large accelerated filer, place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. In each case, such prohibition includes a prohibition on owning warrants or options to purchase stock if ownership of the underlying stock would cause the holder or beneficial owner to exceed the prohibited thresholds. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common or preferred stock or warrants in excess of our ownership limits without the consent of ARRM or our Board shall be void and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders. Currently, there are no holders of our capital stock and/or warrants whose ownership exceeds the thresholds set forth in our charter. We may grant waivers from the 9.8% charter restriction for holders where, based on representations, covenants and agreements received from certain equity holders; we determine that such waivers would not jeopardize our status as a REIT.

Future issuances or sales of shares could cause our share price to decline.

Sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

Other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders.

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

Risks Related to Our Management and Conflicts of Interest

We depend on our manager, ARRM and particularly key personnel including Mr. Ulm and Mr. Zimmer. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally-managed company, we depend on the diligence, experience and skill of our manager for the selection, acquisition, structuring, hedging and monitoring of our mortgage backed assets and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months. Because we have no employees, the loss of Mr. Ulm and Mr. Zimmer could harm our business, financial condition, cash flow and results of operations.

Messrs. Ulm and Zimmer have a long term relationship with AVM and we have a contract with AVM to provide clearing and settlement services for our securities and derivative transactions.  We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We rely on AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM.  Until we elect to move those services in-house, we will remain dependent on AVM or other third parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of our manager's experience will enable them to fill any needs created by discontinuing a relationship with AVM.

There are conflicts of interest in our relationship with ARRM and its affiliates, which could result in decisions that are not in the best interests of our stockholders or warrant holders.

We are subject to conflicts of interest arising out of our relationship with ARRM and its affiliates. Each of our executive officers and certain of our non-independent directors is also an employee or affiliated with ARRM and they will not be exclusively dedicated to our business. Each of Mr. Ulm and Mr. Zimmer is a partner and owner of equity interests in ARRM.

In addition, Daniel C. Staton and Marc H. Bell, two of our directors, are principal owners of Staton Bell Blank Check LLC or Sub-Manager, which, in consideration for services to be provided to ARRM under a sub-management agreement is entitled to receive a percentage of the net management fee earned by ARRM from us. As a result, the Management Agreement with ARRM may create a conflict of interest and its terms, including fees payable to ARRM, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ARRM. ARRM maintains a contractual as opposed to a fiduciary relationship with us. The Management Agreement with ARRM does not prevent ARRM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ARRM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ARRM and there is no guarantee that this allocation would be made in the best interest of our stockholders or warrant holders. We are not entitled to receive preferential treatment as compared with the treatment given by ARRM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ARRM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ARRM and its respective officers and employees to engage in other business activities may reduce the time spent managing our activities.

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

Our executive officers and the employees of ARRM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ARRM allocate some, or a material portion, of their time to other businesses and activities. For example, each of our executive officers is also an employee or partner of ARRM. None of these individuals is required to devote a specific amount of time to our affairs. Accordingly, we compete with ARRM, its existing activities, investment vehicles, other ventures and possibly other entities in the future for the time and attention of these officers.

If ARRM ceases to be our investment manager, financial institutions providing any financing arrangements to us may not provide future financing to us.

Financial institutions that finance our investments may require that ARRM continue to act in such capacity. If ARRM ceases to be our manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, it is likely that we would be materially and adversely affected.

ARRM’s failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk adjusted returns initially and consistently from time to time in the future would materially and adversely affect us.

Our ability to achieve our investment objective depends on ARRM’s personnel and their ability to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk adjusted returns initially and consistently from time to time in the future. Accomplishing this result is also a function of ARRM’s ability to execute our financing strategy on favorable terms.

The manner of determining the management fee may not provide sufficient incentive to ARRM to maximize risk adjusted returns on our investment portfolio since it is based on our gross equity raised and not on our performance.

ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity raised (see Note 7 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ARRM for a given month despite the fact that we could experience a net loss during that month. ARRM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ARRM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock or warrants. Further, the management fee structure gives ARRM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ARRM primarily based on the size of our equity and not on our financial returns to stockholders.

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

Pursuant to the Management Agreement, ARRM will not assume any responsibility other than to render the services called for there under and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ARRM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, will not be liable to us, our shareholders, any subsidiary of ours, the shareholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ARRM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the Management Agreement, except if ARRM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. We have agreed to indemnify ARRM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the Management Agreement or pursuant to any underwriting or similar agreement to which ARRM is a party that is related to our activities, unless ARRM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. As a result, we could experience poor performance or losses for which ARRM would not be liable.

In addition, our articles of incorporation provide that no director or officer of ours shall be personally liable to us or our stockholders for money damages. Furthermore, our articles of incorporation permit and our by-laws require, us to indemnify, pay or reimburse any present or former director or officer of ours who is made or threatened to be made a party to a proceeding by reason of his or her service to us in such capacity. Officers and directors of ours who are also officers and board members of ARRM will therefore benefit from the exculpation and indemnification provisions of our articles of incorporation and by-laws and accordingly may not be liable to us in such circumstances.

Federal Income Tax Risks

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the Act.

If the market value or income potential of our Agency Securities declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase certain types of our assets and income or liquidate our non-qualifying assets to maintain our REIT qualifications or our exemption from the Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and the Act considerations.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. We believe we currently satisfy all the requirements of a REIT. However, the determination that we satisfy all REIT requirements requires an analysis of various factual matters and circumstances that may not be totally within our control. We have not requested and do not intend to request, a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Accordingly, we are not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, the U.S. Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, which could make it more difficult or impossible for us to qualify as a REIT.

 If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate rates,

•
any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated, and

•
unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we do not qualify as a REIT.

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

The existing REIT provisions of the Code may substantially limit our ability to hedge Agency Securities and related borrowings by requiring us to limit our income in each year from derivative transactions, other than qualified REIT hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of our gross income. In addition, we must generally limit our aggregate income from hedging and services from all sources, other than from qualified REIT hedges, to less than 5% of our annual gross income. As a result, we may in the future need to conduct certain hedging and derivative activity through a TRS, the income from which will be fully subject to federal, state and local corporate income tax and we may have to limit our use of hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect and we meet certain other technical requirements, we could lose our REIT status for federal income tax purposes. Even if our failure was due to reasonable cause, we may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.

As a REIT, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, the non-taxable unrealized changes in the value of our derivatives, or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute 90% of our taxable income as required by the REIT rules. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in Agency Securities.

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

Risks Related to Our Securities

The performance of our common stock correlates to the performance of our REIT investments, which may be aggressive, compared to other types of investments.

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

Our charter provides that we may issue up to 500,000,000 shares of common stock. As of December 31, 2011, 95,436,949 shares of common stock were issued and outstanding and warrants to purchase up to 32,500,000 shares of common stock were issued and outstanding.

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

Outstanding redeemable warrants to purchase an aggregate of 32,500,000 shares of our common stock are currently exercisable at an exercise price of $11.00 per share and expire in 2013. These warrants likely will be exercised if the market price of the shares of our common stock equals or exceeds the warrant exercise price. Therefore, as long as warrants remain outstanding, there will be a drag on any increase in the price of our common stock in excess of the warrant exercise price. To the extent such warrants are exercised, additional shares of our common stock will be issued, which would dilute the ownership of existing stockholders. Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of our common stock, existing stockholders could suffer substantial dilution of their investment, such dilution could increase in the event the warrant exercise price is lowered.

Our stock price could fluctuate and could cause you to lose a significant part of your investment.

The market price of our securities may be influenced by many factors, many of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts;
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	general economic conditions;
•	changes in market valuations of similar companies;
•	regulatory developments in the U.S.; and
•	additions or departures of key personnel at ARRM.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock and warrants are currently listed on the NYSE and the NYSE Amex under the symbols “ARR” and “ARR-WS”, respectively. The following table sets forth the range of high and low closing prices for the common stock and warrants for the period indicated since the consummation of the Business Combination with Enterprise on November 5, 2009:

Quarter ended	Common Stock		Warrants
	High	Low	High	Low
December 31, 2011	$7.27	$5.91	$0.03	$0.01
September 30, 2011	7.67	6.73	0.05	0.02
June 30, 2011	7.77	7.15	0.07	0.04
March 31, 2011	8.08	7.14	0.08	0.06
December 31, 2010	8.02	7.05	0.09	0.05
September 30, 2010	7.70	6.12	0.08	0.04
June 30, 2010	8.50	6.36	0.17	0.05
March 31, 2010	8.45	6.30	0.20	0.10
December 31, 2009	$9.00	$7.35	$0.25	$0.15

On March 5, 2012, the per share price of our common stock as reported on the NYSE was $7.13.

Holders of Common Equity

As of March 5, 2012, we had 101 stockholders of record of our outstanding common stock and 2 holders of record of our outstanding warrants. We believe that there are a greater number of beneficial owners of shares of our common stock and warrants.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. For the year ended December 31, 2011, we paid $1.40 per share to common stockholders of record as of the applicable record dates; this amount includes $0.006 per common share of 2011 taxable income that was paid on January 30, 2012. Of the $1.40 per share, 86.1% represented ordinary income and 13.9% represented capital gain. There was no return of capital for tax purposes.

Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at January 1, 2011, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”), (iii) the stocks included in the NAREIT Mortgage REIT Index.

Item 6. Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K for the years ended December 31, 2011, 2010 and 2009. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods prior to the Business Combination are those of Enterprise.

	Year Ended December 31, 2011		Year Ended December 31, 2010	Year Ended December 31, 2009
Balance Sheet Data
Total Assets	$6,207,746,751		$1,209,223,950	$126,693,608
Repurchase Agreements	$5,335,962,345		$971,675,658	$46,388,602
Payable for unsettled securities	$117,884,633		$125,418,369	$58,559,479
Statement of Income Data
Interest Income	$117,638,569		$12,160,722	$446,598
Interest Expense	$(11,855,947)		$(1,207,097)	$(13,433)
Net Interest Income	$105,782,622		$10,953,625	$433,165
Operating Expenses	$9,711,190		$1,683,463	$2,026,925
Net (Loss) Income	$(9,442,054)		$6,536,857	$(1,149,427)
(Loss) Earnings per share – common stock, basic and diluted	$(0.15)		$1.12	$(0.11)
Weighted average shares outstanding	61,421,177		5,854,568	20,459,664
Cash dividends declared per common share	$1.40		$1.54	$0.13
Key Portfolio Statistics
*Average Agency Securities (1)	$3,927,434,139		$369,193,381	$10,670,293
Average Repurchase Agreements (2)	$3,902,680,502		$362,183,283	$5,531,866
Equity (3)	$626,605,627		$108,708,577	$21,491,096
Average Portfolio Yield (4)	3.00%		3.29%	4.59%
Average Cost of Funds (5)	0.94%		0.45%	0.72%
Interest Rate Spread (6)	2.05%		2.85%	3.87%
Return on Equity (7)	(2.0	) %	6.0%	(5.3	) %
Average Annual Portfolio Repayment Rate (8)	13.2%		13.0%	8.60%
Debt to Equity (at period end) (9)	8.52:1		8.94:1	2.16:1
Debt to Additional Paid in Capital (at period end) (10)	7.87:1		8.32:1	2.05:1

* Average numbers for each period are weighted based on days on books and records. All percentages are annualized.
(1)	Our daily average investment in Agency Securities was calculated by dividing the sum of our daily Agency Securities investments during the year by the number of days in the period.
(2)
Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the year by the number of days in the period.

(3)	Our shareholders’ equity is ending stockholders’ equity for the period.
(4)	Our average portfolio yield was calculated by dividing our net interest income by our average Agency Securities.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including derivatives) by our average repurchase agreement borrowings.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on equity was calculated by dividing net income by equity.
(8)	Our average annual portfolio repayment rate is calculated by taking the actual CPR for a month and averaging it with the other CPR’s from the same year.
(9)	Our debt-to-equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total shareholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

References to “we”, “us”, “our”, “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which became a wholly-owned subsidiary of ARMOUR after completion of the business combination (“Merger Agreement”) described below.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

(1)	the factors referenced in this report, including those set forth under the section captioned “Risk Factors”;

(2)
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government and the federal reserve system;

(3)	mortgage loan modification programs and future legislative action;

(4)	availability, terms and deployment of capital;

(5)	changes in economic conditions generally;

(6)	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

(7)	general volatility of the financial markets, including markets for mortgage securities;

(8)	inflation or deflation;

(9)	availability of suitable investment opportunities;

(10)	the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;

(11)	changes in our business and investment strategy;

(12)	our dependence on our manager and ability to find a suitable replacement if our manager were to terminate their management relationship with us;

(13)
the existence of conflicts of interest in our relationship with our manager, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

(14)	changes in personnel at our manager or the availability of qualified personnel at our manager;

(15)	limitations imposed on our business by our status as a REIT;

(16)	changes in GAAP in the U.S., including interpretations thereof; and

(17)	changes in applicable laws and regulations.

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

Overview

We are an externally-managed Maryland corporation organized in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (more commonly known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac), or guaranteed by the Government National Mortgage Administration, a U.S. Government corporation (more commonly known as Ginnie Mae) (collectively, “Agency Securities”).  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to broaden our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of Agency Securities. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (“the Code”). We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our shareholders and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively mitigate our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively mitigate interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoiding regulation as an investment company.

Our Manager

We are externally-managed by ARRM pursuant to our Management Agreement (see Note 7 to the consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires on November 6, 2014, and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount, with a minimum based on 1/12th of $900,000, (inclusive of the original gross merger equity as defined below), determined as follows:

•	our gross equity raised up to $50 million, 1% (per annum) of gross equity;
•	our gross equity raised up to $1.0 billion, 1.5% (per annum) of gross equity;
•	our gross equity raised in excess of $1.0 billion, 0.75% (per annum) of gross equity.

“Gross Equity Raised” represents an amount in dollars calculated as of the date of determination that is equal to (a) our initial equity capital following the consummation of the Merger (see below), plus (b) equity capital raised in public or private issuances of our equity securities (calculated before underwriting fees and distribution expenses, if any), less (c) capital returned to our stockholders, as adjusted to exclude (d) one-time charges pursuant to changes in GAAP and certain non-cash charges after discussion between the Manager and the Board and approved by a majority of the Board.

Enterprise Acquisition Corp. (prior to November 6, 2009)

Enterprise was a Delaware blank check company incorporated on July 9, 2007, in order to serve as a vehicle for the acquisition of one or more operating businesses.

On July 29, 2009, Enterprise entered into an Agreement and Plan of Merger (the “Merger” and “Merger Agreement”), with ARMOUR and ARMOUR Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR (“Merger Sub Corp.”).  The Merger Agreement provided for two primary transactions: (i) the merger of Merger Sub Corp. with and into Enterprise with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR and (ii) ARMOUR becoming the new publicly-traded corporation of which the holders of Enterprise securities became security holders of ARMOUR.  A summary of these transactions is as follows:

•
On November 5, 2009, the stockholders of Enterprise approved certain proposals to: (i) amend Enterprise's amended and restated certificate of incorporation to allow for a business combination with ARMOUR and (ii) adopt the Merger Agreement and approve the merger of Merger Sub Corp. with and into Enterprise, which we refer to as the Business Combination.

•
On November 6, 2009, Merger Sub Corp. merged with and into Enterprise pursuant to the Merger Agreement. In connection with the closing, the holders of Enterprise common stock and warrants became holders of the securities of ARMOUR after the Business Combination.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets and recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT. In addition, since we do not qualify to use cash flow hedge accounting, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were able to designate our derivative activities as cash flow hedges. Comparisons with companies that are eligible to use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

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

While we intend to use strategies to economically mitigate some of our interest rate risk, we do not intend to mitigate all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our portfolio.

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

ARRM, our manager, is entitled to receive a monthly management fee that is based on our gross equity raised (see Note 7 to the consolidated financial statements), regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

For a discussion of additional risks relating to our business see “Risk Factors” in Item 1A above.

Market and Interest Rate Trends and the Effect on our Portfolio

Credit Market Disruption and Current Conditions

During the past few years, the residential housing and mortgage markets in the U.S. have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements. While these markets have recovered a great deal, further increased volatility and deterioration in the broader residential mortgage and Residential Mortgage Backed Securities (“RMBS”) markets may adversely affect the performance and market value of the Agency Securities and other high quality RMBS.

The uncertainty in the U.S. interest rate markets in 2011 has produced volatility and opportunities in our markets. Early in 2011, optimism about an economic acceleration caused many economists to increase their U.S. Gross Domestic Product forecast, with some predicting a U.S. Federal Reserve tightening of monetary policy in early 2012. However, the Federal Reserve’s Federal Open Market Committee (“FOMC”) noted in late January 2012 that despite some evidence of moderate expansion in the economy and improvement in overall labor conditions and increase in household spending, the unemployment rate remains elevated, business fixed investment has slowed and the housing sector remains depressed. Because of low rates of resource utilization and a subdued outlook for inflation the FOMC said in its January meeting that it anticipates current economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. This environment and outlook has created strong demand for Agency Securities and has also reduced the costs of our financing and hedging.

On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S.’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S.'s credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

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

In response to the credit market disruption and the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions in 2008 aimed at stabilizing the financial markets in general and the mortgage market in particular. These actions include the large-scale buying of mortgage backed securities, significant equity infusions into banks and aggressive monetary policy.

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

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report entitled, “Reforming America’s Housing Finance Market” to the U.S. Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the U.S. Government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators. Without U.S. Government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Government Market Intervention

The U.S. Federal Reserve’s program to purchase Agency Securities which had commenced in January 2009 and was terminated on March 31, 2010 has a significant impact on market prices. In total, $1.3 trillion of Agency Securities were purchased. In addition, through the course of 2009, the U.S. Treasury purchased $250.0 billion of Agency Securities. An effect of these purchases has been an increase in the prices of Agency Securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of Agency Securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining Agency Securities with sales up to $10.0 billion per month, subject to market conditions. It is unclear how these sales will affect market conditions and pricing. On September 21, 2011, the U.S. Federal Reserve announced that it will begin reinvesting principal payments from its holdings of Agency Debt and Agency mortgage backed securities into Agency mortgage backed securities.

Financial Regulatory Reform Bill and Other Government Activity

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act pursuant to the exemption provided by Section 3(c)(5)(C) for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our shareholders.

Certain programs initiated by the U.S. Government, through the Federal Housing Administration and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency Securities could be that such holders would experience changes in the anticipated yields of their Agency Securities due to (i) increased prepayment rates and (ii) lower interest and principal payments.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

•
Requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the U.S. Federal Reserve for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

•
applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

•
limiting the U.S. Federal Reserve’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the U.S. Federal Reserve;

•	creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;
•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;
•	providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation; and
•	reforming regulation of credit rating agencies.

Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency Securities and interest rate swaps as much of the bill’s implementation has not yet been defined by the regulators.

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the United States by January 1, 2013. It is unclear how the adoption of Basel III will affect our business at this time.

In September 2011, the White House announced work on a major initiative to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced changes to HARP to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. government-sponsored entities. In addition, the expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates. We do not expect this announcement to have a significant impact on our results of operations.

On January 4, 2012, the U.S. Federal Reserve released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators.

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

 Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. So traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 (prior to our commencement of operations) LIBOR and repurchase market rates have varied greatly and often have been significantly higher than the target and the Effective Federal Funds Rate. The difference between 30-day LIBOR and the Effective Federal Funds rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result. The following table shows 30-day LIBOR as compared to the Effective Federal Funds rate at each period end:

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
December 31, 2011	0.30%	0.04%
September 30, 2011	0.24	0.06
June 30, 2011	0.19	0.07
March 31, 2011	0.24	0.10
December 31, 2010	0.26	0.13
September 30, 2010	0.26	0.15
June 30, 2010	0.35	0.09
March 31, 2010	0.25	0.09
December 31, 2009	0.23	0.05

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

The following table shows the average principal repayment rate for those securities which have settled for each quarter since our commencement of operations (as our operations commenced in November 2009, there is only one month of prepayment data for 2009 for our portfolio of settled Agency Securities):

Quarter ended	Average Quarterly Principal Repayment Rate
December 31, 2011	19.3%
September 30, 2011	12.4
June 30, 2011	9.3
March 31, 2011	11.7
December 31, 2010	10.8
September 30, 2010	11.1
June 30, 2010	15.4
March 31, 2010	14.5
December 31, 2009	8.6

We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings, are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

Book Value per Share

In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or losses, and changes in the value of our investment portfolio and our derivative instruments. As of December 31, 2011, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $6.57, a decrease of $0.04 from $6.61 at December 31, 2010. Book value increased for the first three quarters of 2011 compared to the year ended December 21, 2010.  The increase was primarily attributable to shareholder accretion from equity capital raised during the periods. We made a strategic decision in the fourth quarter of 2011 to sell certain assets at a profit and to increase liquidity. We expected and, indeed did, reinvest the proceeds of those sales during the early part of January 2012. During the period between the sales and the reinvestment of those proceeds our hedge ratio increased because hedges were not unwound contemporaneously with the sales. The change in the value of our interest rate swap contracts at the end of the fourth quarter was the primary reason that book value declined during the fourth quarter of 2011.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. Our derivatives, which consist of interest rate swap contracts and Futures Contracts act to fix the borrowing cost on a portion of our financing and generally help to mitigate some of the change in our book value. Generally, the value of our derivatives move in the opposite direction of the value of our Agency Securities. In an environment of very low interest rates, further interest rate reductions may cause the value of our derivative positions to decline more than the absolute and pro rata increase in the value of our Agency Securities. For the year ended December 31, 2011, the change in the fair value of our derivative positions decreased by $119.1 million and the unrealized change in the fair value of our Agency Securities increased by $69.6 million. For the year ended December 31, 2010, the unrealized change in the fair value of our derivative positions decreased by $2.6 million and the unrealized change in the fair value of our Agency Securities decreased by $4.3 million. For the year ended December 31, 2009, the unrealized change of our derivative positions increased by $0.05 million and the unrealized change in the fair value of our Agency Securities increased by $0.04 million.

Investments

Agency Securities

As of December 31, 2011, our Agency Security portfolio, both trades that have settled and forward settle trades that we have committed to settle, consisted of approximately $5.4 billion in market value of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years, fifteen years and twenty years.

As of December 31, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle purchased securities of 104.23%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2011, we had approximately $216.7 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle purchased securities. As of December 31, 2011, our investment portfolio of securities consisted of Agency Securities as follows:

Adjustable and Hybrid Adjustable Rate Settled Securities as of December 31, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	0.7%	9	$36,717,021	3.97%	$104.57	$38,396,017	$105.14	$38,606,075
19-36	3.2	27	159,343,035	4.62	104.78	166,961,217	105.91	168,759,191
37-60	12.8	46	641,009,968	3.68	103.98	666,554,069	105.31	675,046,217
61-84	19.2	73	965,640,715	3.55	103.37	998,192,012	104.75	1,011,479,755
85+	17.4	113	879,200,061	3.77	104.58	919,448,730	104.56	919,282,954
Total/Average	53.3%	76	$2,681,910,800	3.72%	$104.01	$2,789,552,045	$104.89	$2,813,174,192

Fixed Rate Settled Securities as of December 31, 2011

Months to Maturity	Percentage of Settled Securities Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.0%	64	$1,188,758	5.56%	$106.56	$1,266,764	$106.65	$1,267,816
91-180	35.6	169	1,779,553,629	3.94	104.29	1,855,952,125	105.43	1,876,192,280
181+	11.1	237	553,761,136	4.03	104.80	580,333,715	105.63	584,941,352
Total/Average	46.7%	183	$2,334,503,523	3.97%	$104.41	$2,437,552,604	$105.48	$2,462,401,448

All Settled Securities as of December 31, 2011

	Percentage Of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,016,414,323	3.84%	$104.20	$5,227,104,649	$105.17	$5,275,575,640

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

(6)	Market value is the total fair value for the security.

As of December 31, 2011, we had committed to purchase securities for settlements in January of 2012. The information below was current as of December 31, 2011, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Fixed Rate Forward Settle Purchased Securities as of December 31, 2011

Months to Maturity	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
181+	100.0%	238	$111,815,423	4.00%	$105.37	$117,822,128	$105.62	$118,099,041
Total/Average	100.0%	238	$111,815,423	4.00%	$105.37	$117,822,128	$105.62	$118,099,041

All Forward Settle Purchased Securities as of December 31, 2011

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$111,815,423	4.00%	$105.37	$117,822,128	$105.62	$118,099,041

All Settled and Forward Settle Purchased Securities as of December 31, 2011

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,128,229,746	3.84%	$104.23	$5,344,926,777	$105.18	$5,393,674,681

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

(6)	Market value is the total fair value for the security.

As of December 31, 2010, our Agency Security portfolio, both trades that have settled and forward settle trades that we have committed to settle, consisted of approximately $1.2 billion in market value of Agency Securities with initial fixed-interest rate periods of three years, five years, seven years, ten years and fifteen years.

As of December 31, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle purchased securities, of 104.44%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2010, we had approximately $49.6 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle purchased securities. All unsettled purchases of securities as of December 31, 2010, were settled in January and February 2011. As of December 31, 2010, our investment portfolio of settled securities consisted of Agency Securities as follows:

Adjustable and Hybrid Adjustable Rate Settled Securities as of December 31, 2010
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

(6)	Market value is the total fair value for the security.

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

Adjustable and Hybrid Adjustable Rate Forward Settle Purchased Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	63.6%	27	$76,288,258	3.22%	$104.60	$79,799,280	$104.41	$79,653,941

Fixed Rate Forward Settle Purchased Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	36.4%	179	$44,184,981	4.00%	$103.12	$45,561,900	$103.38	$45,676,226

All Forward Settle Purchased Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$120,473,239	3.51%	$104.06	$125,361,180	$104.03	$125,330,167

All Settled and Forward Settle Purchased Securities as of December 31, 2010

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

(6)	Market value is the total fair value for the security.

As of December 31, 2011 and December 31, 2010, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 76 months and 64 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury (“CMT”), rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2011.

Agency Securities	December 31, 2011
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$3,542,883,368	65.7%
Freddie Mac Certificates	1,316,500,271	24.4
Ginnie Mae Certificates	416,192,001	7.7

Forward Settle Purchased Securities
Fannie Mae Certificates	83,648,538	1.6
Freddie Mac Certificates	34,450,503	0.6
Ginnie Mae Certificates	-	-
Total Securities	$5,393,674,681	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Purchased Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 23 of which we had done repurchase trades with as of December 31, 2011 and 11 of which we had done repurchases trades with as of December 31, 2010. We had outstanding balances under our repurchase agreements at December 31, 2011 and December 31, 2010 of $5.3 billion and $1.0 billion, respectively.

Derivative Instruments

We generally intend to mitigate as much of our interest rate risk as our manager deems prudent in light of market conditions and the associated costs. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and mitigating the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to mitigate, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages (“ARMs”). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We do not qualify for cash flow hedge accounting treatment under the authoritative guidance. As we are not eligible to designate our derivative activities as cash flow hedges, realized as well as unrealized losses from these transactions will impact our earnings.

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

As of December 31, 2011 and December 31, 2010, we had interest rate swap contracts with an aggregate notional balance of $2.8 billion and $155.0 million, respectively. In addition, as of December 31, 2011 and December 31, 2010, we had entered into Eurodollar Futures Contracts (“Futures Contracts”) with an aggregate notional balance of $131.0 million and $214.0 million, respectively, traded in 1,033 and 2,361 individual contracts, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Results of Operations

The following table represents key data regarding our financial position since the beginning of operations on November 6, 2009:

As of	Agency Securities	Repurchase Agreements	Payable for Unsettled Security Purchases	Equity	Shares Outstanding	Book Value Per Share	Quarterly Dividends Declared	Quarterly Diluted Earnings (Loss) Per Share
December 31, 2011	$5,393,674,681	$5,335,962,345	$117,884,633	$626,605,627	95,436,949	$6.57	$0.34	$0.27
September 30, 2011	5,975,823,418	5,221,525,340	475,109,262	574,667,885	84,758,505	6.78	0.36	(0.44)
June 30, 2011	5,258,400,274	4,655,226,247	302,680,242	534,030,257	74,781,174	7.14	0.36	(0.14)
March 31, 2011	2,273,914,732	2,099,366,245	19,941,430	220,612,375	32,254,054	6.84	0.34	0.33
December 31, 2010	1,161,850,680	971,675,658	125,418,369	108,708,577	16,441,554	6.61	0.38	0.71
September 30, 2010	540,070,197	490,727,022	11,130,519	54,035,550	7,414,054	7.29	0.36	(0.06)
June 30, 2010	477,579,500	334,703,323	114,870,537	54,319,365	7,414,054	7.33	0.40	(0.22)
March 31, 2010	164,583,811	168,525,093	-	21,417,725	2,304,054	9.30	0.40	0.13
December 31, 2009	118,648,724	46,388,602	58,559,479	21,491,096	2,304,054	9.33	-	(0.08)

Fiscal years ended December 31, 2011, 2010 and 2009

Our net interest income for the year ended December 31, 2011 was $105.8 million compared to $10.9 million for the year ended December 31, 2010, and net interest income was $0.4 million for the year ended December 31, 2009. The continued increase in our net interest income is due to the completion of equity raises in 2010 and 2011. The proceeds from these equity raises were invested in Agency Securities. A larger portfolio generates more interest income. As of December 31, 2011, our Agency Securities portfolio consisted of $5.4 billion of securities, including $118.1 million of current carrying value of forward settle purchased securities. As of December 31, 2010, our Agency Securities portfolio consisted of $1.2 billion of securities, including $125.3 million of current carrying value of forward settle purchased securities.

The following table presents the components of the yield earned on our Agency Security portfolio:

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 31, 2011	2.60%	0.98%	1.62%	0.35%
September 30, 2011	3.11	0.93	2.18	0.27
June 30, 2011	3.35	0.99	2.36	0.28
March 31, 2011	3.20	0.80	2.40	0.33
December 31, 2010	3.42	0.47	2.95	0.34
September 30, 2010	3.32	0.44	2.88	0.27
June 30, 2010	2.98	0.37	2.61	0.30
March 31, 2010	3.06	0.38	2.68	0.27
December 31, 2009	4.59	0.72	3.86	0.26

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended December 31, 2011, was 19.3% on a Constant Prepayment Basis compared to 10.8% for the quarter ended December 31, 2010.

As of December 31, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle purchased securities, of 104.23%, due to the average interest rates on these securities being higher than prevailing market rates.

The main indicator of our borrowing costs is 30-day LIBOR, which generally closely parallels the rates we pay on our repurchase agreements. LIBOR was 0.30% at December 31, 2011. During the year ended December 31, 2011, we realized losses of $25.0 million related to our derivatives. During the year ended December 31, 2010, we realized losses of $0.5 million; losses were minimal during the year ended December 31, 2009. We increased our total interest rate swap contracts aggregate notional balance from $155.0 million at December 31, 2010 to $2.8 billion at December 31, 2011, with, a weighted average swap rate of 1.5% and a weighted average term of 46 months. In addition, we decreased our total Eurodollar Future strips notional amount from $214.0 million at December 31, 2010, to $131.0 million at December 31, 2011, with a weighted average swap equivalent rate of 1.8% and weighted average term of 29 months.

Our total operating expenses for the year ended December 31, 2011, were $9.7 million as compared to $1.7 million for the year ended December 31, 2010. The increase in operating expenses from 2010 to 2011 is due to a combination of increased management fees related to our successful equity capital raising initiatives as well as increased professional fees and operating costs to support our current portfolio. Operating expenses for the year ended December 31, 2009 were $2.0 million and were related to Enterprise being a Special Purpose Acquisition Corporation that was primarily engaged in efforts to find suitable candidates with which to merge.

Our primary source of income is the interest income we earn on our investment portfolio. Our net loss for the year ended December 31, 2011 was ($9.4) million, or ($0.15) per weighted average share. These results compare to net income of $6.5 million, or $1.12 per weighted average share for the year ended December 31, 2010 and a net loss of ($1.1) million, or ($0.11) per weighted average share for the year ended December 31, 2009. The main drivers of the difference were the increased equity capital resources from 2010 through December 31, 2011 and the implementation of our investment strategy, offset by unrealized losses from our derivatives and increased management fees. As discussed elsewhere in this document, management fees are calculated on gross equity raised, therefore, as we complete additional equity offerings, the management fee expense will continue to increase.

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of our accompanying consolidated balance sheets) as of December 31, 2011, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes and not our net income computed in accordance with GAAP as reported in our consolidated financial statements. Accordingly, we may be required to pay out more in dividends than we have earned on a GAAP basis.

For the years ended December 31, 2011 and 2010 our estimated REIT taxable income was approximately $87.7 million and $9.2 million, respectively. As we commenced our operations in November 2009, our estimated REIT taxable income was minimal for the year ended December 31, 2009.  The most significant difference between GAAP and tax income was the unrealized loss on derivatives which is reflected in GAAP earnings but does not reduce REIT taxable income.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2011:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years
Repurchase Agreements (1)	$5,335,962,345	$5,335,962,345	$-	$-
Related Party Fees (2)	52,776,717	10,555,343	21,110,687	21,110,687
Board of Directors fees (3)	1,375,000	275,000	550,000	550,000
Total	$5,390,114,062	$5,346,792,688	$21,660,687	$21,660,687

(1)	Excludes interest on Repurchase Agreements.
(2)	Represent fees to be paid to ARRM under the terms of our Management Agreement with them (Refer to Note 7 to our consolidated financial statements)
(3)	Represents fees to be paid to the Board of Directors as stated in our S-11/A filed with the SEC on October 8, 2010.

We had contractual commitments under interest rate swap contracts and Futures Contracts as of December 31, 2011. We had interest rate swap contracts with an aggregate notional balance of $2.8 billion, a weighted average swap rate of 1.5% and a weighted average term of 46 months as of December 31, 2011. Our total Futures Contracts notional amount at December 31, 2011, was $131.0 million, with a weighted average swap equivalent rate of 1.8% and weighted average term of 29 months.

Liquidity and Capital Resources

We commenced our operations in November 2009, upon completion of the merger with Enterprise. We continued to raise equity capital during the years ended December 31, 2011 and 2010, issuing 65,624,930 and 14,137,500 shares of common stock and raising additional net common equity of approximately $465.0 million and $94.1 million, respectively. In addition, for the year ended December 31, 2011, we issued 13,352,181 shares under our Dividend Reinvestment and Stock Purchase Plan for net proceeds of $96.8 million. These changes were material to our company and significantly affect the results we report. We believed that the timing for additional investment, in both assets and liabilities, was appropriate and beneficial to our long-term performance. In addition, there are economies of scale that also are reached as our managed assets grow. As we invest the proceeds of our offerings, we are methodical, at times purchasing our assets with forward settlements up to 90 days out, in order to minimize purchase price. This means that our earnings, particularly on a per share basis, may take time to reach a level which we consider to be indicative of a full run-rate. This also means that some period over period comparisons will not be meaningful or may be misleading.

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our investments and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for continued qualification as a REIT.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the year ended December 31, 2011, we purchased $6.7 billion current face amount of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the year ended December 31, 2011, we received cash of $834.9 million from prepayments and scheduled principal payments on our Agency Securities and we received net proceeds of $561.8 million from equity issuances including dividend reinvestment and stock purchase plan. We had a net cash increase from our repurchase agreements of $4.4 billion for the year ended December 31, 2011. We made cash interest payments of approximately $9.0 million on our borrowings for year ended December 31, 2011. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. This required an additional $142.5 million of cash to be maintained in a restricted account with our counterparties as of the year ended December 31, 2011. If rates increase over time, we may recover some or all of this cash.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. As of December 31, 2011 we have Master Repurchase Agreements (“MRAs”), which are uncommitted repurchase facilities, with 29 lending counterparties to finance our portfolio, subject to certain conditions and have borrowings outstanding with 23 of these counterparties.

Dividends

On January 28, 2011, a cash dividend of $0.12 per common share, or $2.0 million in the aggregate, was paid to holders of record on January 15, 2011.  This amount included $0.02 per common share, or $0.3 million in the aggregate, of taxable income related to the year ended December 31, 2010.

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

On October 28, 2011, a cash dividend of $0.11 per common share, or $9.4 million in the aggregate, was paid to holders of record on October 15, 2011.

On November 29, 2011, a cash dividend of $0.11 per common share, or $9.4 million in the aggregate, was paid to holders of record on November 15, 2011.

On December 29, 2011, a cash dividend of $0.11 per common share, or $10.3 million in the aggregate, was paid to holders of record on December 15, 2011. An additional amount of $0.006 per common share, or $0.6 million in the aggregate, of taxable income related to the year ended December 31, 2011 was paid on January 30, 2012.

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

Equity Capital Raising Activities

On January 26, 2011, we completed an underwritten follow-on public offering of 6,000,000 shares of common stock at a price of $7.55 per share. The underwriters fully exercised the over-allotment option for 900,000 additional shares. Net proceeds were $49.0 million, net of issuance costs of approximately $3.1 million.

On February 8, 2011, we completed an underwritten follow-on public offering of 7,750,000 shares of common stock at a price of $7.60 per share. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares. Net proceeds were $64.0 million, net of issuance costs of approximately $3.7 million.

On February 18, 2011, we entered into an equity distribution agreement with JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as agents, to offer and sell from time to time up to 6,500,000 shares of our common stock in at-the-market transactions. As of December 31, 2011, we had issued and sold 5,212,430 shares of our common stock under this agreement for net proceeds of $37.5 million.

On April 7, 2011, we implemented a Dividend Reinvestment and Stock Purchase Plan through which investors could purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Shareholders could also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. As of December 31, 2011 we had issued and sold 13,352,181 shares under the plan for net proceeds of $96.8 million.

On April 13, 2011, we completed an underwritten follow-on public offering of 16,000,000 shares of common stock at a price of $7.40 per share. The underwriters partially exercised the over-allotment option for 1,000,000 additional shares. Net proceeds were $121.1 million, net of issuance costs of approximately $4.7 million.

On June 6, 2011, we completed an underwritten follow-on public offering of 16,000,000 shares of common stock at a price of $7.40 per share. The underwriters fully exercised the over-allotment option for 2,400,000 additional shares. Net proceeds were $131.0 million, net of issuance costs of approximately $5.2 million.

On October 11, 2011, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as agents, to offer and sell, from time to time, up to 40,000,000 shares of our common stock in at-the-market transactions. As of December 31, 2011, we have not sold any shares under this agreement.

On December 13, 2011, we completed an underwritten follow-on public offering of 8,000,000 shares of common stock at a price of $6.80 per share. The underwriters fully exercised the over-allotment option for 1,200,000 additional shares. Net proceeds were $62.4 million, net of issuance costs of approximately $0.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2011 and December 31, 2010, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity Sources—Repurchase Facilities

At December 31, 2011, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:
Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
RBS Securities Inc.	$394,505,679	$20,979,244	8	7.4%
Merrill Lynch, Pierce, Fenner & Smith Inc.	367,265,000	13,649,319	22	6.9
UBS Securities LLC	359,287,000	18,729,674	40	6.7
Mitsubishi UFJ Securities (USA)	347,358,589	18,058,050	22	6.5
South Street Securities, LLC	314,125,478	18,888,250	12	5.9
BNP Paribas Securities Corp.	305,908,300	16,208,312	12	5.7
Cantor Fitzgerald & Co.	294,388,000	18,040,438	29	5.5
Nomura Securities International, Inc.	289,596,549	14,723,075	18	5.4
Deutsche Bank Securities Inc.	288,493,000	15,693,979	7	5.4
Goldman Sachs & Company	288,367,000	13,991,518	11	5.4
ICBC Financial Services LLC	261,395,000	13,299,038	21	4.9
J.P. Morgan Securities LLC	257,148,000	13,050,069	10	4.8
Guggenheim Liquidity Securities, LLC	256,342,000	13,191,674	11	4.8
The Bank of Nova Scotia	213,374,000	8,704,316	52	4.0
ING Financial Markets LLC	178,599,000	9,455,890	6	3.3
Daiwa Securities America Inc.	166,385,000	9,496,978	32	3.1
CRT Capital Group LLC	158,689,887	8,469,985	17	3.0
Mizuho Securities USA Inc.	154,132,000	4,698,871	9	3.0
Credit Suisse Securities (USA) LLC	125,055,863	5,817,798	13	2.3
Barclays Capital Inc.	105,645,000	4,995,833	10	2.0
Citigroup Global Markets Inc.	73,986,000	4,205,147	9	1.4
Wells Fargo Bank, N.A.	69,400,000	3,688,555	6	1.3
Pierpont Securities LLC	66,516,000	2,695,502	15	1.3
Total	$5,335,962,345	$270,731,515		100.0%

(1)	Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

At December 31, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:
Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Guggenheim Liquidity Securities, LLC	$141,026,000	$4,425,424	56	14.5%
South Street Securities LLC	135,297,000	6,204,002	29	13.9
Goldman, Sachs & Co.	132,638,000	6,424,071	19	13.7
MF Global Inc.	127,809,000	4,197,001	56	13.2
Cantor Fitzgerald & Co.	111,982,000	7,658,536	16	11.5
Nomura Securities International, Inc.	95,228,000	2,037,191	40	9.8
RBS Securities Inc.	86,535,658	4,774,360	18	8.9
UBS Securities LLC	46,535,000	2,805,301	27	4.8
Mizuho Securities USA Inc.	39,826,000	1,593,285	10	4.0
Jefferies and Company, Inc.	31,822,000	426,829	10	3.3
Daiwa Securities America Inc.	22,977,000	1,690,799	18	2.4
Total	$971,675,658	$42,236,799		100.0%

(1)	Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

As of December 31, 2011 and December 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 5.0% and 5.3%, respectively. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

As discussed above under “Market and Interest Rate Trends and the Effect on our Portfolio,” the residential mortgage market in the U.S. has recently experienced difficult economic conditions including:

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

We experience margin calls in the ordinary course of our business and under certain conditions, such as during a period of declining market value for Agency Securities and we may experience margin calls monthly or more frequently. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock and senior or subordinated notes to meet our long-term (greater than one year) liquidity. Such financing will depend on market conditions for capital raises and for the investment of any proceeds.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At December 31, 2011 and December 31, 2010, our total borrowings were approximately $5.3 billion and $1.0 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 8.52:1 and 8.94:1, respectively.

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

Revenue Recognition: Interest income is accrued based on the unpaid principal amount of the Agency Securities and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Market Valuation of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our securities as available for sale. All assets that are classified as available for sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of shareholders’ equity. We utilize a third party pricing service to value our portfolio. The pricing service incorporates common market pricing methods including a spread measurement to the Treasury yield curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Impairment of Assets: We assess our Agency Securities for other than temporary impairment on at least a quarterly basis. When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either “temporary” or “other than temporary.” In deciding on whether or not a security is other than temporarily impaired, we use a two-step evaluation process. First, we determine whether we have made any decision to sell a security that is in an unrealized loss position, or, if not, is it more likely than not that we will be forced to sell the security prior to recovering its amortized cost basis. If we determine that the answer to either of these questions is “yes” then the security is considered other than temporarily impaired. To date there have been no such impairment losses recognized.

Derivative Instruments: We account for derivative instruments in accordance with GAAP, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for derivative activities. The guidance requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

We do not designate our derivative activities as cash flow hedges for GAAP purposes, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we do not qualify cash flow hedge accounting treatment, our operating results may suffer because losses on the derivative instruments may not be offset by a changes in the fair value or cash flows of the related hedged transaction. Consequently, any declines in the hedged interest rates would result in a charge to earnings. We will continue to designate derivative transactions as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit-quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to shareholders to realize attractive risk adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate, Cap and Mismatch Risk

We invest in adjustable rate, hybrid and fixed rate Agency Securities. Hybrid mortgages are ARMs that have a fixed-interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARM-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM-related asset’s interest rate can change during any given period. ARM securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage related assets could be limited. This problem would be magnified to the extent we acquire Agency Securities that are not fully indexed. Further, some ARM-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

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

Our ARM-related assets and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on our assets.

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

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our Agency Securities. We face the risk that the market value of our Agency Securities will increase or decrease at different rates than that of our liabilities, including our derivative instruments.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2011 and December 31, 2010, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of December 31, 2011

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(9.79)%	(0.08)%
0.50	1.35	0.19
(0.50)	8.91	(0.41)
(1.00)	(7.53)	(0.94)

As of December 31, 2010

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(19.58)%	(2.40)%
0.50	(11.55)	(1.12)
(0.50)	5.35	0.93
(1.00)	(1.14)	1.70

While the table above reflects the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our shareholders.

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2011 and December 31, 2010, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income (loss)” that is included in the equity section of our consolidated balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our net book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 26, 2011, our Audit Committee dismissed EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm. The Audit Committee of the Board of Directors of ARMOUR recommended and approved the decision to dismiss EisnerAmper.

The reports of EisnerAmper on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the two most recent fiscal years and through August 3, 2011, (i) there have been no disagreements with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EisnerAmper, would have caused them to make reference thereto in their reports on the consolidated financial statements for such years and (ii) there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On September 30, 2011, our Audit Committee engaged Deloitte & Touche LLP (“Deloitte”) as our independent registered public accounting firm for the year ended December 31, 2011. The engagement of Deloitte became effective at the same time that the dismissal of EisnerAmper became effective.

During 2009 and 2010 and the subsequent interim period through September 26, 2011, we have not (and no one on our behalf has) consulted with Deloitte on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any matter that was either the subject of a “disagreement” as defined in Item 304(a)(1)(iv) of Regulation S-K or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Our management, including our Co-Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding us and our subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information we must disclose in our periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the Securities and Exchange Commission’s rules and forms.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2011. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework when making this assessment.

Based on management’s assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on pages F-3 and F-4 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2012 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2012 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2012 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2012 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

 Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is incorporated by reference from, the proxy statement for our 2012 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation*
3.2	Amended Bylaws**
10.1	ARMOUR Residential REIT, Inc. Amended and Restated 2009 Stock Incentive Plan †††
12.1	Statement of computation of ratios of earnings to combined fixed charges ††††
21.1	List of subsidiaries ††††
23.1	Consent of EisnerAmper LLP ††††
23.2	Consent of Deloitte & Touche LLP ††††
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) ††††
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) ††††
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††††
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††††

101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.4 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12,2009.
**	Incorporated by reference to Exhibit 3.5 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12,2009.
†††	Incorporated by reference to Exhibit 10.1 to ARMOUR's Registration Statement on Form S-8 filed with the SEC on July 22, 2011.
††††	Filed herewith
#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the accompanying consolidated balance sheet of ARMOUR Residential REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). These standards require that we plan and perform the audit to obtain reasonable assurance about whether these consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010, and the consolidated results of their operations and their cash flows for the each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the accompanying consolidated balance sheet of ARMOUR Residential REIT, Inc. and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2011 consolidated financial statements present fairly, in all material respects, the financial position of ARMOUR Residential REIT, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway  Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 6, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 6, 2012

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2011	December 31, 2010
Cash	$252,372,445	$35,343,907
Restricted cash	147,198,634	4,680,603
Agency securities, available for sale, at fair value (including pledged assets of $5,225,234,476 and $1,023,749,488)	5,393,674,681	1,161,850,680
Receivable for unsettled securities	382,931,459	-
Principal payments receivable	12,492,637	2,642,149
Accrued interest receivable	18,637,166	3,892,834
Prepaid and other assets	439,729	266,203
Refundable income taxes	-	547,574
Total Assets	$6,207,746,751	$1,209,223,950

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$5,335,962,345	$971,675,658
Payable for unsettled securities	117,884,633	125,418,369
Derivatives, at fair value	121,726,843	2,581,348
Accrued interest payable	2,154,215	228,903
Accounts payable and accrued expenses	2,662,555	174,773
Dividends payable	750,533	436,322
Total Liabilities	5,581,141,124	1,100,515,373

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding at December 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 500,000,000 and 250,000,000 shares authorized, 95,436,949 and 16,441,554 shares issued and outstanding at December 31, 2011 and December 31, 2010	95,437	16,442
Additional paid-in capital	678,640,666	116,748,175
Accumulated deficit	(100,878,380)	(3,826,510)
Accumulated other comprehensive income (loss)	48,747,904	(4,229,530)
Total Stockholders’ Equity	626,605,627	108,708,577
Total Liabilities and Stockholders’ Equity	$6,207,746,751	$1,209,223,950

See notes to consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest Income:
Interest income, net of amortization of premium	$117,638,569	$12,160,722	$446,598
Interest expense:
Repurchase agreements	(11,855,947)	(1,207,097)	(13,433)
Net interest income	105,782,622	10,953,625	433,165
Other (Loss) Income:
Realized gain on sale of agency securities	16,630,762	208,094	-
Miscellaneous income	-	-	500
Subtotal	16,630,762	208,094	500
Realized loss on derivatives (1)	(25,005,995)	(511,758)	(720)
Unrealized (loss) gain on derivatives	(97,086,940)	(2,581,008)	50,363
Subtotal	(122,092,935)	(3,092,766)	49,643
Total other (loss) income	(105,462,173)	(2,884,672)	50,143
Expenses:
Professional fees	1,387,045	419,719	28,523
Insurance	212,785	175,266	114,391
Management fee	6,858,355	670,969	112,184
Merger expenses	-	-	1,610,437
Formation and operating expenses	-	417,509	-
Franchise tax expense	-	-	151,407
Other	1,253,005	-	9,983
Total expenses	9,711,190	1,683,463	2,026,925
Net (loss) income before taxes	(9,390,741)	6,385,490	(1,543,617)
Income tax (expense) benefit	(51,313)	151,367	394,190
Net (Loss) Income	(9,442,054)	6,536,857	(1,149,427)
Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $657,000)	-	-	(1,200,614)
Net (loss) income attributable to common stock not subject to possible conversion	$(9,442,054)	$6,536,857	$(2,350,041)
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	-	-	7,569,179
Income per share amount (basic and diluted)	$-	$-	$0.16
Weighted average shares outstanding not subject to conversion:
Basic and diluted	61,421,177	5,854,568	20,459,664
Pro forma diluted	-	-	20,456,664
Net (loss) income per share
Basic and diluted	$(0.15)	$1.12	$(0.11)
Pro forma diluted	$-	$1.12	$(0.11)

(1)
Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the consolidated statements of operation. For additional information, see Note 5 to the consolidated financial statements.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Income (loss)	Total
Balance, January 1, 2009	31,250,000	$31,250	$164,998,210	$1,354,173	$-		$166,383,633
Trust account income relating to common stock redeemed	-	-	-	(1,200,614)	-		(1,200,614)
Shares contributed by founders and shares redeemed in excess of number estimated	(28,945,946)	(28,946)	(150,410,929)	-	-		(150,439,875)
Waiver of accrued underwriters fees	-	-	8,057,846	-	-		8,057,846
Dividends declared	-	-	-	(201,306)	-		(201,306)
Net loss	-	-	-	(1,149,427)	-	(1,149,427)	(1,149,427)
Net change in unrealized gain on investment in available for sale securities	-	-	-	-	40,839	40,839	40,839
Comprehensive Loss						$(1,108,588)
Balance, December 31, 2009	2,304,054	$2,304	$22,645,127	$(1,197,174)	$40,839		$21,491,096
Dividends declared	-	-	-	(9,166,193)	-		(9,166,193)
Issuance of common stock, net	14,137,500	14,138	94,103,048	-	-		94,117,186
Net income	-	-	-	6,536,857	-	6,536,857	6,536,857
Net change in unrealized loss on investment in available for sale securities	-	-	-	-	(4,270,369)	(4,270,369)	(4,270,369)
Comprehensive Income	-	-	-	-	-	$2,266,488
Balance, December 31, 2010	16,441,554	$16,442	$116,748,175	$(3,826,510)	$(4,229,530)		$108,708,577
Dividends declared	-	-	-	(87,609,816)	-		(87,609,816)
Issuance of common stock, net	78,977,111	78,977	561,747,279	-	-		561,826,256
Stock based compensation, net of withholding requirements	18,284	18	145,212	-	-		145,230
Net loss	-	-	-	(9,442,054)	-	(9,442,054)	(9,442,054)
Reclassification adjustment for realized gain on sale of Agency Securities	-	-	-	-	-	(16,630,762)	-
Unrealized gain on available for sale securities	-	-	-	-	-	69,608,196	-
Net change in unrealized gain on investment in available for sale securities	-	-	-	-	52,977,434	52,977,434	52,977,434
Comprehensive Income	-	-	-	-	-	$43,535,380
Balance, December 31, 2011	95,436,949	$95,437	$678,640,666	$(100,878,380)	$48,747,904		$626,605,627

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash Flows From Operating Activities:
Net (loss) income	$(9,442,054)	$6,536,857	$(1,149,427)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	34,806,590	3,615,400	15,063
Unrealized loss (gain) on derivatives	119,145,495	2,631,711	(50,363)
Realized gain on sale of Agency Securities	(16,630,762)	(208,094)	-
Stock based compensation	145,230	-	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(14,744,332)	(3,480,720)	(412,114)
Decrease (increase) in prepaid income taxes and other assets	374,047	(257,686)	(493,210)
Increase in accrued interest payable	1,925,312	223,804	5,099
Increase (decrease) in accounts payable and accrued expenses	2,492,081	103,378	(521,874)
Net cash provided by operating activities	118,071,607	9,164,650	(2,606,826)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(6,677,722,946)	(1,096,273,562)	(60,315,460)
Principal repayments of Agency Securities	834,946,737	78,153,111	178,286
Proceeds from sales of Agency Securities	1,245,438,130	31,531,266	-
Increase in restricted cash	(142,518,031)	(4,381,323)	(299,280)
Net cash used in investing activities	(4,739,856,110)	(990,970,508)	(60,436,454)
Cash Flows From Financing Activities:
Cash received from Trust	-	-	249,807,349
Cash paid for stock redemptions (including converted common shares)	-	-	(226,478,058)
Issuance of common stock, net of expenses	561,821,957	94,117,186	-
Proceeds from repurchase agreements	39,069,779,141	3,837,217,750	46,388,602
Principal repayments on repurchase agreements	(34,705,492,454)	(2,911,930,693)	-
Dividends paid	(87,295,603)	(8,907,809)	(23,368)
Net cash provided by financing activities	4,838,813,041	1,010,496,434	69,694,525
Net increase in cash	217,028,538	28,690,576	6,651,245
Cash - beginning of year	35,343,907	6,653,331	2,086
Cash - end of year	$252,372,445	$35,343,907	$6,653,331
Supplemental Disclosure:
Cash paid for income taxes (not including tax refunds received)	$21,533	$3,116	$-
Cash paid during the period for interest	$9,024,039	$883,294	$-
Non-Cash Investing and Financing Activities:
Receivable for unsettled security sales	$382,931,459	$-	$-
Payable for unsettled security purchases	$117,884,633	$125,418,369	$58,559,479
Unrealized gain (loss) on investment in available for sale securities	$69,608,196	$(4,270,369)	$40,839
Amounts receivable for issuance of common stock	$4,299	$-	$-
Dividends declared, to be paid in subsequent period	$643,042	$328,831	$-
Increase in capital due to waiver of accrued deferred underwriters’ fees	$-	$-	$8,057,846

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Note 1 - Organization and Nature of Business Operations

Business

References to “we”, “us”, “our”, "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which became a wholly-owned subsidiary of ARMOUR after completion of the business combination (the “Merger” and “Merger Agreement”) described below.

We are an externally-managed Maryland corporation organized in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (more commonly known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) or guaranteed by the Government National Mortgage Administration, a U.S. Government corporation (more commonly known as Ginnie Mae) (collectively, "Agency Securities").  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to broaden our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

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

Enterprise was formed in 2007 as a Delaware corporation to acquire through a merger, stock exchange, asset acquisition or similar business combination an operating business or businesses.  Prior to the Merger Agreement (described below), Enterprise had not commenced any operations and all activity was related to Enterprises’ formation, and initial public offering efforts to identify potential business combinations.

On July 29, 2009, Enterprise entered into an Agreement and Plan of Merger (the “Merger Agreement”), with ARMOUR and ARMOUR Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR, (“Merger Sub Corp.”).  The Merger Agreement provided for two primary transactions: (i) the merger of Merger Sub Corp. with and into Enterprise with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR and (ii) ARMOUR becoming the new publicly-traded corporation of which the holders of Enterprise securities became security holders of ARMOUR.  A summary of these transactions is as follows:

•
On November 5, 2009, the stockholders of Enterprise approved certain proposals to: (i) amend Enterprise's amended and restated certificate of incorporation to allow for a business combination with ARMOUR and (ii) adopt the Merger Agreement and approve the merger of Merger Sub Corp. with and into Enterprise, which we refer to as the Business Combination.

•
On November 6, 2009, Merger Sub Corp. merged with and into Enterprise pursuant to the Merger Agreement. In connection with the closing, the holders of Enterprise common stock and warrants became holders of the securities of ARMOUR after the Business Combination.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation and Use of Estimates

Our financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The consolidated financial statements include the accounts of ARMOUR and all subsidiaries; all intercompany accounts and transactions have been eliminated.

The preparation of financial information in conformity with GAAP requires management to make estimates that affect the reported assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

We reclassified previously presented financial information to conform to the presentation in our consolidated financial statements as of and for the year ended December 31, 2011. Accrued interest payable on our repurchase agreements, which was previously included in the caption “accounts payable and accrued expenses”, has been reclassified and is presented in a separate item. Accrued interest receivable and payable with respect to our interest rate swap contracts was previously netted and was included in the accounts payable and accrued expenses caption, has now been reclassified to “Derivatives, at fair value”. Certain commissions with respect to Futures Contracts which were previously included in interest expense have been reclassified into realized gain or loss on those contracts. The unrealized gains and losses on our derivatives previously classified on our statement of operations as an adjustment to arrive at “net interest income after change in fair value of interest rate contracts” is no longer presented as an adjustment to interest income and has been reclassified into “other income” as part of the unrealized gain or loss on derivatives. This reclassification had no effect on previously reported net (loss) income or comprehensive income (loss). This reclassification caused derivatives at fair value to increase by $50,703, accrued interest payable to increase by $228,903 and accounts payable and accrued expenses to decrease by the net amount of $279,606 for the period ending December 31, 2010. This reclassification also caused interest income to decrease by $15,401, interest expense to decrease by $112,236 and realized loss on derivatives to increase by the net amount of $96,835 for the period ending December 31, 2010. This reclassification also caused interest expense to decrease by $720 and realized loss on derivatives to increase by the same amount for the year ended December 31, 2009.
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

Restricted Cash

Restricted cash at December 31, 2011 and December 31, 2010, represents approximately $147.2 million and $4.7 million, respectively, held by counterparties as collateral.

Agency Securities, at Fair Value

We invest primarily in Agency Securities. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. As of December 31, 2011, all of our financial instrument investments consist of Agency Securities, Agency Debt, U.S. Treasuries and money market instruments (including reverse repurchase agreements) and hedging and other derivative instruments related to the foregoing investments.

We generally intend to hold most of our Agency Securities for long-term periods, we may, from time to time, sell any of our Agency Securities as part of our overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of December 31, 2011, all of our Agency Securities were classified as available for sale. Agency securities classified as available for sale are reported at estimated fair value, based on fair values obtained from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Agency securities transactions are recorded on the trade date and are valued using third-party pricing services and dealer quotes. If the fair value of a security is not available from the independent pricing service or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. Management reviews pricing used to ensure that current market conditions are properly represented. The resulting unrealized gains and losses are reflected in our consolidated balance sheets as accumulated other comprehensive income (loss). Realized gains and losses on sales of Agency Securities are determined using the specific identification method.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

We evaluate securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment for years ended December 31, 2011, 2010 or 2009.

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See Notes 4 and 5, respectively, for discussion of the fair value of Agency Securities, Available for Sale and Derivatives. The carrying amount of repurchase agreements and accrued interest payable is deemed to approximate fair value due to the short-term maturities of these instruments.

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

Derivatives

We seek to economically mitigate the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short-term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. During the term of the interest rate swap, we make or receive periodic payments and unrealized gains or losses are recorded as a result of marking the swaps to their fair value. If a swap is terminated prior to maturity, we record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and our cost basis in the contract, if any. Any realized gains or losses are reported under realized gain (loss) on derivatives in our consolidated statement of operations. All unrealized gains or losses are reported under unrealized (loss) gain on derivatives in our consolidated statements of operations. Periodic payments are reported as other income (loss) under the heading of realized loss on derivatives on our consolidated statement of operations. Interest rate swap contracts involve a risk that interest rates will move contrary to our expectations, which may reduce the periodic payments we receive or increase our payment obligations.

We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets. We do not designate our derivative activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on the interest hedging may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivative activities as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net income.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on Agency Securities and interest receivable on our derivatives. Accrued interest payable includes interest payable on our repurchase agreements and on our derivatives.

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

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac's and Fannie Mae's losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency Securities.  On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S.’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S.'s credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

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

Common Stock and Warrants

At December 31, 2011, we were authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as my be determined from time to time by our Board. We had 95,436,949 shares of common stock issued and outstanding at December 31, 2011. At December 31, 2011, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

Income per Common Share

Basic income per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  The basic and diluted income per common share for the years ended December 31, 2011, 2010 and 2009 does not include 32,500,000 of outstanding warrants as the effect of including such warrants would be anti-dilutive. Diluted (loss) income per share would reflect the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. Basic and diluted (loss) income per common share are equal for the years ended December 31, 2011, 2010 and 2009.

Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains and losses that are recorded directly as an adjustment to shareholders’ equity.  Other comprehensive income arises primarily from changes in unrealized gains or losses generated from changes in market values of our Agency Securities classified as available for sale.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Revenue Recognition

Interest income is earned and recognized based on the unpaid principal amount of the Agency Securities and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute 90% of our taxable income to our shareholders and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Our management is responsible for determining whether a tax position taken by us is more likely than not to be sustained on its merits. We have no material unrecognized tax benefits and have not recognized in these financial statements any interest or penalties related to income taxes. Should any such penalties and interest be recognized, they will be included in other expenses and interest expense, respectively. None of our income tax returns have been examined by federal, state or local authorities; therefore our 2009 and 2010 federal and state tax returns remain open for examination.

Note 3 - Recent Accounting Pronouncements

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

In May 2011, the FASB issued amendments to authoritative guidance to establish common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). These amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRSs as well as expand the disclosures for Level 3 measurements. These amendments are to be applied prospectively and are effective for annual and interim periods beginning after December 15, 2011. We do not anticipate that the adoption of this amended guidance will materially expand disclosures in our financial statements.

In June 2011, the FASB issued an amendment to authoritative guidance  which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.   The effective date of certain provisions within this amendment have been deferred indefinitely.  All other provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011.  We anticipate that the adoption of this amended guidance may change the presentation of our financial statements.

In November 2011, the FASB issued amendments to authoritative guidance requiring entities that have financial instruments and derivative instruments to disclose information about offsetting and related arrangements.   The disclosures required under this amended guidance are intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.  The provisions of these amendments are effective for annual periods beginning after January 1, 2013.  We anticipate the adoption of these amendments may change the presentation of our financial statements and related disclosures.

Note 4 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. Management generally determines the fair values of Agency Securities by using third-party pricing services and dealer quotes. Management reviews pricing used to ensure that current market conditions are represented. At December 31, 2011 and December 31, 2010, all of our Agency Security values were based solely on third-party sources.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes our settled Agency Securities as of December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
Weighted Average Life of all Settled Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$178,947	$179,497	$79,653,941	$79,799,280
Greater than one year and less than five years	5,274,072,102	5,226,255,300	861,718,749	862,995,378
Greater than or equal to five years	119,423,632	118,491,980	220,477,990	223,285,551
Total Agency Securities	$5,393,674,681	$5,344,926,777	$1,161,850,680	$1,166,080,209

The weighted average lives of the Agency Securities as of December 31, 2011 and 2010 in the table above are based upon assumptions, models and estimates of the manager based on the manager’s judgment and experience. The actual weighted average lives of the Agency Securities could be longer or shorter than estimated.

As of December 31, 2011, we had the following securities in a net unrealized gain position as presented below. The table below includes $118.1 million of current carrying value of forward settle purchased securities.

	Amortized Cost	Fair Value	Unrealized Loss	Unrealized Gain	Net Unrealized Gain
Fannie Mae Certificates	$3,596,243,064	$3,626,531,906	$(3,268,901)	$33,557,743	$30,288,842
Freddie Mac Certificates	1,337,906,876	1,350,950,774	(612,541)	13,656,439	13,043,898
Ginnie Mae Certificates	410,776,837	416,192,001	(24,016)	5,439,180	5,415,164
Total Agency Securities	$5,344,926,777	$5,393,674,681	$(3,905,458)	$52,653,362	$48,747,904

As of December 31, 2010, we had the following securities in a net unrealized (loss) gain position as presented below. The table below includes $125.3 million of current carrying value of forward settle purchased securities.

	Amortized Cost	Fair Value	Unrealized Loss	Unrealized Gain	Net Unrealized (Loss)Gain
Fannie Mae Certificates	$847,473,686	$843,872,174	$(5,767,276)	$2,165,764	$(3,601,512)
Freddie Mac Certificates	258,457,021	257,316,342	(2,060,057)	919,378	(1,140,679)
Ginnie Mae Certificates	60,149,503	60,662,164	(45,676)	558,337	512,661
Total Agency Securities	$1,166,080,210	$1,161,850,680	$(7,873,009)	$3,643,479	$(4,229,530)

The components of the carrying value of available for sale Agency Securities at December 31, 2011 are presented below.

December 31, 2011
Principal balance settled securities	$5,016,414,323
Principal balance forward settle purchased securities	111,815,423
Unamortized premium settled securities	210,690,326
Unamortized premium forward settle purchased securities	6,006,705
Gross unrealized gains	52,653,362
Gross unrealized losses	(3,905,458)
Carrying value/estimated fair value	$5,393,674,681

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

The components of the carrying value of available for sale Agency Securities at December 31, 2010 are presented below.

December 31, 2010
Principal balance settled securities	$995,994,552
Principal balance forward settle purchased securities	120,473,239
Unamortized premium settled securities	44,724,477
Unamortized premium forward settle purchased securities	4,887,942
Gross unrealized gains	3,643,479
Gross unrealized losses	(7,873,009)
Carrying value/estimated fair value	$1,161,850,680

As of December 31, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle purchased securities of 104.23%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2011, we had approximately $216.7 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle purchased securities. As of December 31, 2011, our investment portfolio of securities consisted of Agency Securities as follows:

Adjustable and Hybrid Adjustable Rate Settled Securities as of December 31, 2011

Months to Reset	Percentage of Settled Securities Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-18	0.7%	9	$36,717,021	3.97%	$104.57	$38,396,017	$105.14	$38,606,075
19-36	3.2	27	159,343,035	4.62	104.78	166,961,217	105.91	168,759,191
37-60	12.8	46	641,009,968	3.68	103.98	666,554,069	105.31	675,046,217
61-84	19.2	73	965,640,715	3.55	103.37	998,192,012	104.75	1,011,479,755
85+	17.4	113	879,200,061	3.77	104.58	919,448,730	104.56	919,282,954
Total/Average	53.3%	76	$2,681,910,800	3.72%	$104.01	$2,789,552,045	$104.89	$2,813,174,192

Fixed Rate Settled Securities as of December 31, 2011

Months to Maturity	Percentage of Settled Securities Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
0-90	0.0%	64	$1,188,758	5.56%	$106.56	$1,266,764	$106.65	$1,267,816
91-180	35.6	169	1,779,553,629	3.94	104.29	1,855,952,125	105.43	1,876,192,280
181+	11.1	237	553,761,136	4.03	104.80	580,333,715	105.63	584,941,352
Total/Average	46.7%	183	$2,334,503,523	3.97%	$104.41	$2,437,552,604	$105.48	$2,462,401,448

All Settled Securities as of December 31, 2011

	Percentage of Settled Securities Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,016,414,323	3.84%	$104.20	$5,227,104,649	$105.17	$5,275,575,640

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

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

(6)	Market value is the total fair value for the security.

As of December 31, 2011, we had committed to purchase securities for settlements in January of 2012. The information below was current as of December 31, 2011, but subject to change due to amortization prior to settlement. In addition, some forward trades of new issue securities are subject to modest changes in delivery size and coupon.

Fixed Rate Forward Settle Purchased Securities as of December 31, 2011

Months to Maturity	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
181+	100.0%	238	$111,815,423	4.00%	$105.37	$117,822,128	$105.62	$118,099,041
Total/Average	100.0%	238	$111,815,423	4.00%	$105.37	$117,822,128	$105.62	$118,099,041

All Forward Settle Purchased Securities as of December 31, 2011

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$111,815,423	4.00%	$105.37	$117,822,128	$105.62	$118,099,041

All Settled and Forward Settle Purchased Securities as of December 31, 2011

	Percentage of Settled and Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$5,128,229,746	3.84%	$104.23	$5,344,926,777	$105.18	$5,393,674,681

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

(6)	Market value is the total fair value for the security.

As of December 31, 2010, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, including settled and forward settle purchased securities, of 104.44%, due to the average interest rates on these securities being higher than prevailing market rates. As of December 31, 2010, we had approximately $49.6 million of unamortized premium included in the cost basis of our investments, inclusive of both settled and forward settle purchased securities. All unsettled purchases of securities as of December 31, 2010, were settled in January and February 2011. As of December 31, 2010, our investment portfolio of settled securities consisted of Agency Securities as follows:

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Adjustable and Hybrid Adjustable Rate Settled Securities as of December 31, 2010

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

(6)	Market value is the total fair value for the security.

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

Adjustable and Hybrid Adjustable Rate Forward Settle Purchased Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Reset	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	63.6%	27	$76,288,258	3.22%	$104.60	$79,799,280	$104.41	$79,653,941

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Fixed Rate Forward Settle Purchased Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Weighted Average Months to Maturity	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	36.4%	179	$44,184,981	4.00%	$103.12	$45,561,900	$103.38	$45,676,226

All Forward Settle Purchased Securities as of December 31, 2010

	Percentage of Forward Settle Portfolio	Current Face Value(1)	Weighted Average Coupon(2)	Weighted Average Amortized Purchase Price(3)	Expected Amortized Cost(4)	Weighted Average Market Price(5)	Current Market Value(6)
Total/Average	100.0%	$120,473,239	3.51%	$104.06	$125,361,180	$104.03	$125,330,167

All Settled and Forward Settle Purchased Securities as of December 31, 2010

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

(6)	Market value is the total fair value for the security.

As of December 31, 2011 and December 31, 2010, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 76 months and 64 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2011.

Agency Securities	December 31, 2011
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$3,542,883,368	65.7%
Freddie Mac Certificates	1,316,500,271	24.4
Ginnie Mae Certificates	416,192,001	7.7

Forward Settle Purchased Securities
Fannie Mae Certificates	83,648,538	1.6
Freddie Mac Certificates	34,450,503	0.6
Ginnie Mae Certificates	-	-
Total Securities	$5,393,674,681	100.0%

Our investment portfolio consisted of the following breakdown between Fannie Mae, Freddie Mac and Ginnie Mae at December 31, 2010.

Agency Securities	December 31, 2010
	Estimated Fair Value	Percentage of Total
Settled Securities
Fannie Mae Certificates	$718,542,007	61.8%
Freddie Mac Certificates	257,316,342	22.2
Ginnie Mae Certificates	60,662,164	5.2

Forward Settle Purchased Securities
Fannie Mae Certificates	125,330,167	10.8
Freddie Mac Certificates	-	-
Ginnie Mae Certificates	-	-
Total Securities	$1,161,850,680	100.0%

The following table presents the gross unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010.
	Less than 12 months		12 Months or More		Total
As of	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011	$1,173,097,553	$(3,559,963)	$96,684,474	$(345,495)	$1,269,782,027	$(3,905,458)
December 31, 2010	706,575,108	(7,873,009)	-	-	706,575,108	(7,873,009)

During the years ended December 31, 2011 and 2010, we sold $1.6 billion and $31.5 million of Agency Securities, respectively, resulting in realized gains of $16.6 and $0.2 million. We did not sell any Agency Securities in the year ended December 31, 2009.

The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of “Aaa/AA”.  The investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons. Also, we are guaranteed payment of the principal amount of the securities by the U.S. Government-chartered entity which created them.

Note 5 - Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include purchasing or selling Eurodollar Futures Contracts (“Futures Contracts”) as well as entering into interest rate swap contracts. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges and as such, we recognize changes in the market value of these transactions through earnings. For the years ended December 31, 2011, 2010 and 2009, we recognized an unrealized (loss) gain of ($97.1) million, ($2.6) million and $0.05 million, respectively related to our derivatives. Our derivative instruments are carried on our consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

As of December 31, 2011 and December 31, 2010, we had entered into interest rate swap contracts with an aggregate notional balance of $2.8 billion and $155.0 million, respectively. We have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the swap. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

As of December 31, 2011 and December 31, 2010, we had entered into Futures Contracts with an aggregate notional balance of $131.0 million and $214.0 million, respectively, traded in 1,033 and 2,361 individual contracts, respectively. Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities and these requirements may vary and change over time based on the market value, notional amount and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

As of December 31, 2011, included in restricted cash on the consolidated balance sheet is $5.9 million related to margin posted for Futures Contracts as well as $141.3 million of restricted cash related to interest rate swap contracts. As of December 31, 2010, we had $4.4 million of restricted cash related to margin posted for Futures Contracts and $0.3 million related to interest rate swap contracts.

The following tables present information about interest rate swap contracts which are included in derivatives on the accompanying consolidated balance sheet as of December 31, 2011 and December 31, 2010:

	Notional Amount	Fair Value as of December 31, 2011 (1)	Weighted Average Rate
Interest rate swaps maturing 0-12 months	$20,000,000	$(83,044)	0.5%
Interest rate swaps maturing 12-24 months	45,000,000	(335,290)	1.1
Interest rate swaps maturing 24-36 months	245,000,000	(6,479,134)	1.1
Interest rate swaps maturing 36-48 months	905,000,000	(27,247,129)	1.1
Interest rate swaps maturing 48-60 months	1,550,000,000	(82,290,157)	1.7
Totals	$2,765,000,000	$(116,434,754)	1.5%

(1)	See Note 11, “Fair Value of Financial Instruments” for additional discussion.

	Notional Amount	Fair Value as of December 31, 2010 (1)	Weighted Average Rate
Interest rate swaps maturing 12-24 months	$20,000,000	$(11,863)	0.5%
Interest rate swaps maturing 24-36 months	100,000,000	112,802	1.0
Interest rate swaps maturing 36-48 months	10,000,000	(12,320)	1.4
Interest rate swaps maturing 48-60 months	25,000,000	(37,255)	1.9
Totals	$155,000,000	$51,364	1.1%

(1)	See Note 11, “Fair Value of Financial Instruments” for additional discussion.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

The following tables present information about Futures Contracts which are included in derivatives on the accompanying consolidated balance sheet as of December 31, 2011 and December 31, 2010:

	Notional Amount	Fair Value as of December 31, 2011 (1)	Weighted Average Rate
Eurodollar Future contracts maturing in 2012	$10,000,000	$(52,563)	1.0%
Eurodollar Future contracts maturing in 2013	47,000,000	(1,097,438)	1.6
Eurodollar Future contracts maturing in 2014	64,000,000	(3,473,463)	2.1
Eurodollar Future contracts maturing in 2015	10,000,000	(668,625)	2.1
Totals	$131,000,000	$(5,292,089)	1.8%

(2)	See Note 11, “Fair Value of Financial Instruments” for additional discussion.

	Notional Amount	Fair Value as of December 31, 2010 (1)	Weighted Average Rate
Eurodollar Future contracts maturing in 2012	$28,000,000	$(137,950)	0.8%
Eurodollar Future contracts maturing in 2013	107,000,000	(1,114,125)	1.3
Eurodollar Future contracts maturing in 2014	64,000,000	(1,193,113)	1.8
Eurodollar Future contracts maturing in 2015	15,000,000	(187,524)	2.1
Totals	$214,000,000	$(2,632,712)	1.6%

(1)	See Note 11, “Fair Value of Financial Instruments” for additional discussion.

The following table represents the location and information regarding our derivatives which are included in total other (loss) income in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

		(Loss) Gain Recognized in Income
Derivatives	Location on consolidated financial statements	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Interest rate swap contracts:		$		$		$
Interest income	Realized loss on derivatives		1,457,498		15,401		-
Interest expense	Realized loss on derivatives		(25,017,337)		(112,236)		(720)
Realized (loss) gain	Realized loss on derivatives		(239,000)		-		-
Changes in fair value	Unrealized (loss)gain on derivatives		(94,427,564)		(2,683,075)		-
			(118,226,403)		(2,779,910)		(720)
Futures Contracts:
Realized (loss) gain	Realized loss on derivatives		(1,207,156)		(414,923)		-
Changes in fair value	Unrealized (loss)gain on derivatives		(2,659,376)		102,067		50,363
			(3,866,532)		(312,856)		50,363
Totals			$(122,092,935)		$(3,092,766)		$49,643

Note 6 - Repurchase Agreements

At December 31, 2011 and December 31, 2010, we had repurchase agreements in place in the amount of $5.3 billion and $1.0 billion, respectively, to finance Agency Security purchases.  For the year ended December 31, 2011 and the year ended December 31, 2010, the weighted average interest rate or cost of funds was 0.37% and 0.35%, respectively.  At December 31, 2011 and December 31, 2010, we had repurchase agreements outstanding with 23 and 11 counterparties, respectively, with a weighted average maturity of 18 days and 32 days, respectively.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

The following tables represent the contractual repricing information regarding our repurchase agreements as of December 31, 2011 and December 31, 2010:

December 31, 2011	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$4,068,196,745	0.38%	$1,632,730	$4,069,829,475
31 days to 60 days	1,111,480,600	0.35	544,132	1,112,024,732
61 days to 90 days	156,285,000	0.30	31,908	156,316,908
Total	$5,335,962,345	0.37%	$2,208,770	$5,338,171,115

December 31, 2010	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$656,601,658	0.36%	$120,965	$656,722,623
31 days to 60 days	123,840,000	0.33	27,244	123,867,244
61 days to 90 days	191,234,000	0.32	71,349	191,305,349
Total	$971,675,658	0.35%	$219,558	$971,895,216

At December 31, 2011, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities.

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
RBS Securities Inc.	$394,505,679	$20,979,244	8	7.4%
Merrill Lynch, Pierce, Fenner & Smith Inc.	367,265,000	13,649,319	22	6.9
UBS Securities LLC	359,287,000	18,729,674	40	6.7
Mitsubishi UFJ Securities (USA)	347,358,589	18,058,050	22	6.5
South Street Securities, LLC	314,125,478	18,888,250	12	5.9
BNP Paribas Securities Corp.	305,908,300	16,208,312	12	5.7
Cantor Fitzgerald & Co.	294,388,000	18,040,438	29	5.5
Nomura Securities International, Inc.	289,596,549	14,723,075	18	5.4
Deutsche Bank Securities Inc.	288,493,000	15,693,979	7	5.4
Goldman Sachs & Company	288,367,000	13,991,518	11	5.4
ICBC Financial Services LLC	261,395,000	13,299,038	21	4.9
J.P. Morgan Securities LLC	257,148,000	13,050,069	10	4.8
Guggenheim Liquidity Securities, LLC	256,342,000	13,191,674	11	4.8
The Bank of Nova Scotia	213,374,000	8,704,316	52	4.0
ING Financial Markets LLC	178,599,000	9,455,890	6	3.3
Daiwa Securities America Inc.	166,385,000	9,496,978	32	3.1
CRT Capital Group LLC	158,689,887	8,469,985	17	3.0
Mizuho Securities USA Inc.	154,132,000	4,698,871	9	3.0
Credit Suisse Securities (USA) LLC	125,055,863	5,817,798	13	2.3
Barclays Capital Inc.	105,645,000	4,995,833	10	2.0
Citigroup Global Markets Inc.	73,986,000	4,205,147	9	1.4
Wells Fargo Bank, N.A.	69,400,000	3,688,555	6	1.3
Pierpont Securities LLC	66,516,000	2,695,502	15	1.3
Total	$5,335,962,345	$270,731,515		100.0%

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

(1)	Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

At December 31, 2010, our repurchase agreements had the following counterparties, amount at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Guggenheim Liquidity Securities, LLC	$141,026,000	$4,425,424	56	14.5%
South Street Securities, LLC	135,297,000	6,204,002	29	13.9
Goldman Sachs & Company	132,638,000	6,424,071	19	13.7
MF Global Inc.	127,809,000	4,197,001	56	13.2
Cantor Fitzgerald & Co.	111,982,000	7,658,536	16	11.5
Nomura Securities International, Inc.	95,228,000	2,037,191	40	9.8
RBS Securities Inc.	86,535,658	4,774,360	18	8.9
UBS Securities LLC	46,535,000	2,805,301	27	4.8
Mizuho Securities USA Inc.	39,826,000	1,593,285	10	4.0
Jefferies and Company, Inc.	31,822,000	426,829	10	3.3
Daiwa Securities America Inc.	22,977,000	1,690,799	18	2.4
Total	$971,675,658	$42,236,799		100.0%

(1)	Equal to the fair value of securities sold, minus the sum of repurchase agreement liabilities plus accrued interest expense.

As of December 31, 2011 and December 31, 2010, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements, was approximately 5.0% and 5.3%, respectively.

Note 7 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are party to a Management Agreement with ARRM. Pursuant to the Management Agreement, as amended, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of an amount, with a minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity as defined below), determined as follows:

•	our gross equity raised up to $50 million, 1% (per annum) of gross equity;
•	our gross equity raised up to $1.0 billion, 1.5% (per annum) of gross equity;
•	our gross equity raised exceeds $1.0 billion, 0.75% (per annum) of gross equity.

“Gross Equity Raised” represents an amount in dollars calculated as of the date of determination that is equal to (a) our initial equity capital following the consummation of the Merger, plus (b) equity capital raised in public or private issuances of our equity securities (calculated before underwriting fees and distribution expenses, if any), less (c) capital returned to our stockholders, as adjusted to exclude (d) one-time charges pursuant to changes in GAAP and certain non-cash charges after discussion between ARRM  and approved by a majority of the Board.

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any significant leases for office, computer and other equipment or office furnishings.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, to third-parties principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2011 and December 31, 2010.

We are not party to any pending, threatened or contemplated litigation.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Note 8 - Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the reclassification adjustment for realized (gain) on Agency Securities and unrealized gain (loss) on available for sale securities during the period and is reported in our consolidated statements of stockholder’s equity.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net (Loss) Income	$(9,442,054)	$6,536,857	$(1,149,427)
Reclassification adjustment for realized gain on sale of Agency Securities	(16,630,762)	-	-
Unrealized gain (loss) on available for sale securities	69,608,196	(4,270,369)	40,839
Other comprehensive income (loss)	52,977,434	(4,270,369)	40,839
Comprehensive Income (Loss)	$43,535,380	$2,266,488	$(1,108,588)

Note 9 - Share-Based Compensation

2009 Stock Incentive Plan

We  adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of ours and other persons who provide services to us in the course of operations  (collectively "Eligible Individuals").

The Plan provides for grants of common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “awards.”) On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly.

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

Awards Under the Plan

During the year ended December 31, 2011, we allocated 2,000,000 RSUs subject to various conditions and awarded a total of 192,500 RSUs to members of our Board (the “Board Awards”) and employees of ARRM (the “ARRM Awards”). We account for the ARRM Awards under ASC Topic No. 505-50 ”Equity Based Payments to Non-Employees.” We account for the Board Awards under ASC Topic No. 718 “Compensation- Stock Compensation.” The Board Awards and the ARRM Awards were awarded at a weighted average grant date fair value per RSU of $7.91, determined at the grant date based on the closing price of our common stock. Both awards are service-based awards and vest quarterly in equal amounts over a five year term ending December 31, 2015. We recorded $0.28 million of non-cash compensation expense in the year ended December 31, 2011. These amounts are included in other expenses in our consolidated statement of operations. Of these amounts, $0.06 million at December 31, 2011, were included in accounts payable and accrued expenses representing shares issuable per the agreements and the remaining $0.14 million is included in additional paid in capital; this remaining amount is a net amount which includes $0.08 million of stock compensation withheld to pay income taxes.

As of December 31, 2011, there was approximately $0.2 million of unearned non-cash stock-based compensation related to the Board Awards and $0.9 million related to ARRM awards (based on December 31, 2011 stock price), that we expect to recognize as an expense over the remaining service period of 4.2 years. The Board Awards are expensed on a straight-line basis over the requisite service period of 5 years; the ARRM Awards are valued and expensed as they vest at each quarter commencing March 31, 2011 and ending December 31, 2015, based on the closing price of our common stock on the last trading day of the quarter. At December 31, 2011, 38,520 of our outstanding RSUs were vested.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

RSU transactions for the period ended December 31, 2011, are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding, December 31, 2010	-	$-
Granted	192,500	7.91
Vested	(38,520)	7.91
Unvested Awards Outstanding December 31, 2011	153,980	$7.91

Note 10 - Shareholders’ Equity

Dividends

On January 28, 2011, a cash dividend of $0.12 per common share, or $2.0 million in the aggregate, was paid to holders of record on January 15, 2011.  This amount included $0.02 per common share, or $0.3 million in the aggregate, of taxable income related to the year ended December 31, 2010.

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

On October 28, 2011, a cash dividend of $0.11 per common share, or $9.4 million in the aggregate, was paid to holders of record on October 15, 2011.

On November 29, 2011, a cash dividend of $0.11 per common share, or $9.4 million in the aggregate, was paid to holders of record on November 15, 2011.

On December 29, 2011, a cash dividend of $0.11 per common share, or $10.3 million in the aggregate, was paid to holders of record on December 15, 2011. An additional amount of $0.006 per common share, or $0.6 million in the aggregate, of taxable income related to the year ended December 31, 2011 was paid on January 30, 2012.

On April 29, 2010, a cash dividend of $0.40 per common share, or $0.9 million in the aggregate, was paid to holders of record on March 15, 2010.

On July 29, 2010, a cash dividend of $0.40 per common share, or $0.9 million in the aggregate, was paid to holders of record on June 3, 2010.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

On October 29, 2010, a cash dividend of $0.36 per common share, or $2.7 million in the aggregate, was paid to holders of record on September 23, 2010.

On December 27, 2010, a cash dividend of $0.36 per common share, or $4.3 million in the aggregate, was paid to holders of record on December 20, 2010.

Equity Capital Raising Activities

On January 26, 2011, we completed an underwritten follow-on public offering of 6,000,000 shares of common stock at a price of $7.55 per share. The underwriters fully exercised the over-allotment option for 900,000 additional shares. Net proceeds were $49.0 million, net of issuance costs of approximately $3.1 million.

On February 8, 2011, we completed an underwritten follow-on public offering of 7,750,000 shares of common stock at a price of $7.60 per share. The underwriters fully exercised the over-allotment option for 1,162,500 additional shares. Net proceeds were $64.0 million, net of issuance costs of approximately $3.7 million.

On February 18, 2011, we entered into an equity distribution agreement with JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as agents, to offer and sell from time to time up to 6,500,000 shares of our common stock in at-the-market transactions. As of December 31, 2011, we had issued and sold 5,212,430 shares of our common stock under this agreement for net proceeds of $37.5 million.

On April 7, 2011, we implemented a Dividend Reinvestment and Stock Purchase Plan through which investors could purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Shareholders could also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. As of December 31, 2011 we had issued and sold 13,352,181 shares under the plan for net proceeds of $96.8 million.

On April 13, 2011, we completed an underwritten follow-on public offering of 16,000,000 shares of common stock at a price of $7.40 per share. The underwriters partially exercised the over-allotment option for 1,000,000 additional shares. Net proceeds were $121.1 million, net of issuance costs of approximately $4.7 million.

On June 6, 2011, we completed an underwritten follow-on public offering of 16,000,000 shares of common stock at a price of $7.40 per share. The underwriters fully exercised the over-allotment option for 2,400,000 additional shares. Net proceeds were $131.0 million, net of issuance costs of approximately $5.2 million.

On October 11, 2011, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as agents, to offer and sell, from time to time, up to 40,000,000 shares of our common stock in at-the-market transactions. As of December 31, 2011, we have not sold any shares under this agreement.

On December 13, 2011, we completed an underwritten follow-on public offering of 8,000,000 shares of common stock at a price of $6.80 per share. The underwriters fully exercised the over-allotment option for 1,200,000 additional shares. Net proceeds were $62.4 million, net of issuance costs of approximately $0.2 million.

On June 21, 2010, we completed an underwritten follow-on public offering of 5,110,000 shares of common stock at a price of $6.75 per share. The underwriters did not exercise the over-allotment option for 766,500 additional shares of common stock. Net proceeds were $32.1 million, net of issuance costs of approximately $2.4 million.

On November 9, 2010, we completed an underwritten follow-on public offering of 4,000,000 shares of common stock at a price of $7.25 per share. The underwriters fully exercised the over-allotment option for 600,000 additional shares. Net proceeds were $31.0 million, net of issuance costs of approximately $2.4 million.

On December 22, 2010, we completed an underwritten follow-on public offering of 3,850,000 shares of common stock at a price of $7.50 per share. The underwriters fully exercised the over-allotment option for 577,500 additional shares.  Net proceeds were $31.0 million, net of issuance costs of approximately $2.2 million.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

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
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following describes the valuation methodologies used for our assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash and restricted cash - Cash includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at the time of purchase. The carrying amount of cash is deemed to be its fair value. Restricted cash includes cash held by counterparties as collateral.

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. Management reviews pricing used to ensure that current market conditions are properly represented. Values obtained from the independent pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be re-classified as a Level 3 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At December 31, 2011 and December 31, 2010, all of our Agency Security values were based solely on third-party sources.

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

The following table presents our financial instruments measured at fair value as of December 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets (liabilities) carried at fair value:
Agency Securities, available for sale	$-	$5,393,674,681	$-	$5,393,674,681
Derivatives	(5,292,089)	(116,434,754)	-	(121,726,843)
Total	$(5,292,089)	$5,277,239,927	$-	$5,271,947,838

The following table presents our financial instruments measured at fair value as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
Assets (liabilities) carried at fair value:
Agency Securities, available for sale	$-	$1,114,175,921	$47,674,759	$1,161,850,680
Derivatives	(2,632,712)	-	51,364	(2,581,348)
Total	$(2,632,712)	$1,114,175,921	$47,726,123	$1,159,269,332

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

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

The following table presents detail of our Level 3 financial instruments measured at fair value as of December 31, 2011.

Level 3
Balance as of December 31, 2010	$47,726,123
Reclassification of Agency Securities	(47,674,759)
Reclassification of interest rate swap contracts	(51,364)
Purchases of Agency Securities, at cost	-
Unrealized gain on Agency Securities included in other comprehensive income (loss)	-
Balance as of December 31, 2011	$-

The following table presents detail of our Level 3 financial instruments measured at fair value as of December 31, 2010.

Level 3
Balance as of January 1, 2010	$-
Purchases of Agency Securities, at cost	47,681,986
Unrealized loss on Agency Securities included in other comprehensive income (loss)	(7,227)
Unrealized gain on interest rate swap contracts included in unrealized (loss) gain on derivatives on the consolidated statements of operations	51,364
Balance as of December 31, 2010	$47,726,123

Note 12 – Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our shareholders and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

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

Our provision for income taxes for the year ended December 31, 2011, included $0.1 million of federal income tax expense resulting from undistributed REIT taxable income. Our provision for income taxes for the year ended December 31, 2010, consisted of federal income tax benefit of $0.2 million resulting from the 2009 net operating loss carry back by Enterprise.

Prior to the merger, our provision for income taxes consisted of:

Year Ended December 31, 2009
Current:
Federal	$(393,700)
State	(490)
Total current	(394,190)
Deferred	-
(Benefit) provision for income taxes	$(394,190)

Our effective tax rate of (2.0%) differs from the federal statutory rate of 35%, principally because of the dividends paid deduction and the net operating loss carry back of Enterprise from 2009.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations for the year ended December 31, 2009, are summarized below:

Year Ended December 31, 2009
Computed expected tax rate	35.0%
State income tax, net of federal benefit	3.6
Change in valuation allowance	(16.2)
Effective tax rate	22.4%

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

We seek to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable rate long-term assets with short-term fixed-rate borrowings. We seek to economically mitigate the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Agency Securities by entering into interest rate agreements such as interest rate swaps. As of December 31, 2011 and December 31, 2010, we had entered into interest rate swap contracts to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $2.8 billion and $155.0 million, respectively. Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency Securities. Prepayments, which result in the expensing of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

Note 14 - Related Party Transactions

Post consummation of the Merger Agreement

We are externally-managed by ARRM pursuant to our Management Agreement (see Note 7 for a discussion of our commitments and contingencies). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires on November 6, 2014, and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

Under the terms of the Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

•	Advising us with respect to, arrange for and manage the acquisition, financing, management and disposition of, elements of our investment portfolio,
•	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies,
•	Coordinating capital raising activities,
•
Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets, arranging for various types of financing and hedging strategies and providing administrative and managerial services in connection with our day-to-day operations and

•	Providing executive personnel along with administrative personnel, office space and other appropriate services required in rendering management services to us.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

For the years ended December 31, 2011, 2010 and 2009, we incurred $6.8 million, $0.7 million and $0.1 million in management fees to ARRM, respectively.

Pre consummation of the Merger Agreement

Enterprise agreed to pay $7,500 per month for office space and general and administrative services.  The office space was leased from Bell & Staton, Inc., an affiliate of our officers and directors.   For the year ended December 31, 2010 and December 31, 2009, Enterprise paid $0 and $76,500 respectively, of expense related to this agreement.

Note 15 – Subsequent Events

On January 13, 2012, we completed an underwritten follow-on public offering of 9,000,000 shares of common stock at a price of $6.80 per share. The underwriter fully exercised the over-allotment option for 1,350,000 additional shares. Net proceeds were $70.2 million, net of issuance costs of approximately $0.1 million.

On January 30, 2012, a cash dividend of $0.11 per common share, or $11.6 million in the aggregate, was paid to holders of record on January 15, 2012. This amount included $0.006 per common share of taxable income related to the year ended December 31, 2011.

During the months of January and February 2012, we issued and sold 3,526,000, and 1,197,400 shares of our common stock under the equity distribution agreement dated October 11, 2011, with Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as agents, to offer and sell, from time to time, up to 40,000,000 shares of our common stock in at-the-market transactions for net proceeds of $24.5 million and $8.3 million, respectively.

During the month of February 2012, we issued and sold 1,287,570 shares of our common stock under the equity distribution agreement dated February 18, 2011, with JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as agents, to offer and sell, from time to time, up to 6,500,000 shares of our common stock in at-the-market transactions for net proceeds of $8.9 million.

On February 8, 2012, we completed an underwritten follow-on public offering of 26,000,000 shares of common stock at a price of $6.80 per share. The underwriters fully exercised the over-allotment option for 3,900,000 additional shares. Net proceeds were $203.2 million, net of issuance costs of approximately $0.1 million.

On February 10, 2012, we filed a registration statement on Form S-3 to register shares issuable under the 2012 Dividend Reinvestment and Stock Purchase Plan through which investors may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Shareholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus.

On February 28, 2012, a cash dividend of $0.11 per common share, or $15.3 million in the aggregate, was paid to holders of record on February 15, 2012. This payment was a distribution of taxable income related to the year ended December 31, 2012.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2011

Note 16- Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 30, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Interest income, net of premium amortization	$13,523,295	$29,105,279	$39,665,171	$35,344,824
Interest expense	(1,355,481)	(2,351,430)	(3,450,885)	(4,698,151)
Net interest income	12,167,814	26,753,849	36,214,286	30,646,673
Unrealized (loss) on derivatives	(266,223)	(25,816,511)	(65,808,206)	(5,196,000)
Realized (loss) on derivatives	(1,925,884)	(6,078,078)	(8,420,990)	(8,581,043)
Gain on sale of Agency Securities	-	-	6,443,902	10,186,860
Total net revenues (expense)	9,975,707	(5,140,740)	(31,571,008)	27,056,490
Operating expenses	(1,370,634)	(2,128,503)	(2,898,862)	(3,313,191)
Income tax (expense)	(9,000)	(3,213)	(2,050)	(37,050)
Net income (loss)	$8,596,073	$(7,272,456)	$(34,471,920)	$23,706,249
Net income (loss) per share	0.33	(0.14)	(0.44)	0.27
Weighted average share outstanding	26,398,637	53,258,925	78,360,049	86,817,017
Cash dividends declared per share	0.36	0.36	0.36	0.33
Book value per share	6.84	7.14	6.78	6.57

	Quarter Ended
	March 30, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Interest income, net of premium amortization	$1,108,138	$1,415,686	$3,891,240	$5,745,658
Interest expense	(113,490)	(159,803)	(376,728)	(557,076)
Net interest income	994,648	1,255,883	3,514,512	5,188,582
Unrealized (loss) gain on derivatives	(596,925)	(1,456,525)	(3,391,588)	2,864,030
Realized (loss) on derivatives	(13,810)	(6,668)	(197,657)	(293,623)
Gain on sale of Agency Securities	208,094	-	-	-
Total net revenues (expense)	592,007	(207,310)	(74,733)	7,758,989
Operating expenses	(283,879)	(493,033)	(383,279)	(523,272)
Income tax (expense) benefit	(2,400)	-	(82)	153,849
Net income (loss)	$305,728	$(700,343)	$(458,094)	$7,389,566
Net income (loss) per share	0.13	(0.22)	(0.06)	0.71
Weighted average share outstanding	2,304,054	3,146,362	7,414,054	10,447,179
Cash dividends declared per share	0.40	0.40	0.36	0.38
Book value per share	9.30	7.33	7.29	6.61

The quarterly financial information for all quarters prior to the quarter ended September 30, 2011 has been reclassified to conform with presentation in the consolidated financial statements for the year ended December 31, 2011.  See Note 2 "Reclassification".

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2012	ARMOUR RESIDENTIAL REIT, INC.

/s/ Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman	March 6, 2012
Scott J. Ulm	(Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, Chief Financial Officer, President and Co-Vice Chairman	March 6, 2012
Jeffrey J. Zimmer	(Principal Financial Officer)

/s/ Daniel C. Staton	Chairman	March 6, 2012
Daniel C. Staton

/s/ Marc H. Bell	Director	March 6, 2012
Marc H. Bell

/s/ Thomas K. Guba	Director	March 6, 2012
Thomas K. Guba

/s/ Stewart J. Paperin	Director	March 6, 2012
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	March 6, 2012
John P. Hollihan, III

/s/ Jordan Zimmerman	Director	March 6, 2012
Jordan Zimmerman

/s/ Robert C. Hain	Director	March 6, 2012
Robert C. Hain