Form 10-Q
period 2012-03-31
Armour Residential REIT, Inc.
filed 2012-05-02
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
YES ☐ NO ☒

The number of outstanding shares of the Registrant’s common stock as of May 1, 2012 was 177,674,790.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

Assets	March 31, 2012	December 31, 2011
Cash	$264,750	$252,372
Restricted cash	138,649	147,199
Agency securities, available for sale, at fair value (including pledged assets of $11,413,024 and $5,225,234)	12,137,554	5,393,675
Receivable for unsettled securities	218,873	382,931
Derivatives, at fair value	9,475	-
Principal payments receivable	6,948	12,493
Accrued interest receivable	36,028	18,637
Prepaid and other assets	357	440
Total Assets	$12,812,634	$6,207,747

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$11,097,863	$5,335,962
Payable for unsettled securities	391,678	117,885
Derivatives, at fair value	110,264	121,727
Accrued interest payable	2,113	2,154
Accounts payable and accrued expenses	3,611	2,663
Dividends payable	198	750
Total Liabilities	11,605,727	5,581,141

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 177,635,830 and 95,436,949 shares issued and outstanding at March 31, 2012 and December 31, 2011	178	95
Additional paid-in capital	1,234,532	678,641
Accumulated deficit	(81,857)	(100,878)
Accumulated other comprehensive income	54,054	48,748
Total Stockholders’ Equity	1,206,907	626,606
Total Liabilities and Stockholders’ Equity	$12,812,634	$6,207,747

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended March 31, 2012	For the Quarter Ended March 31, 2011
Interest Income:
Interest income, net of amortization of premium	$62,763	$13,523
Interest expense:
Repurchase agreements	(6,929)	(1,355)
Net interest income	55,834	12,168
Other Income (Loss):
Realized gain on sale of agency securities	6,316	-
Subtotal	6,316	-
Realized loss on derivatives (1)	(9,741)	(1,926)
Unrealized gain (loss) on derivatives	17,614	(266)
Subtotal	7,873	(2,192)
Total other income (loss)	14,189	(2,192)
Expenses:
Management fee	3,512	756
Professional fees	511	371
Insurance	49	51
Compensation	493	132
Other	266	61
Total expenses	4,831	1,371
Net income before taxes	65,192	8,605
Income tax benefit (expense)	32	(9)
Net Income	$65,224	$8,596
Net income per share:
Basic and diluted	$0.48	$0.33
Dividends per share	$0.32	$0.34
Weighted average shares outstanding:
Basic and diluted	134,903	26,399

(1)
Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (dollars in thousands)
(Unaudited)

	For the Quarter Ended March 31, 2012	For the Quarter Ended March 31, 2011
Net Income	$65,224	$8,596
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of Agency Securities	(6,316)	-
Net unrealized gain (loss) on available for sale securities	11,622	(245)
Other comprehensive income (loss)	5,306	(245)
Comprehensive Income	$70,530	$8,351

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Par Amount	Capital	Deficit	Income	Total
Balance, December 31, 2011	95,437	$95	$678,641	$(100,878)	$48,748	$626,606
Dividends declared	-	-	-	(46,203)	-	(46,203)
Issuance of common stock, net	82,193	82	555,831	-	-	555,913
Stock based compensation, net of withholding requirements	6	1	60	-	-	61
Net income	-	-	-	65,224	-	65,224
Other comprehensive income	-	-	-	-	5,306	5,306
Balance, March 31, 2012	177,636	$178	$1,234,532	$(81,857)	$54,054	$1,206,907

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Quarter Ended March 31, 2012	For the Quarter Ended March 31, 2011
Cash Flows From Operating Activities:
Net income	$65,224	$8,596
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	13,943	3,275
Unrealized (gain) loss on derivatives	(20,938)	2,085
Realized gain on sale of Agency Securities	(6,316)	-
Stock based compensation	61	10
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(17,366)	(3,812)
(Increase) decrease in prepaid income taxes and other assets	(213)	526
(Decrease) increase in accrued interest payable	(41)	139
Increase in accounts payable and accrued expenses	1,247	426
Net cash provided by operating activities	35,601	11,245
Cash Flows From Investing Activities:
Purchases of Agency Securities	(7,086,954)	(1,292,550)
Principal repayments of Agency Securities	331,955	71,253
Proceeds from sales of Agency Securities	452,171	-
Decrease (increase) in restricted cash	8,550	(9,033)
Net cash used in investing activities	(6,294,278)	(1,230,330)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	555,911	112,990
Proceeds from repurchase agreements	25,719,289	4,541,639
Principal repayments on repurchase agreements	(19,957,390)	(3,413,948)
Dividends paid	(46,755)	(9,766)
Net cash provided by financing activities	6,271,055	1,230,915
Net increase in cash	12,378	11,830
Cash - beginning of period	252,372	35,344
Cash - end of period	$264,750	$47,174
Supplemental Disclosure:
Cash paid for income taxes (not including tax refunds received)	$8	$12
Cash paid during the period for interest	$20,478	$1,105
Non-Cash Investing and Financing Activities:
Receivable for unsettled security sales	$218,873	$-
Payable for unsettled security purchases	$391,678	$19,941
Unrealized gain (loss) on investment in available for sale securities	$11,622	$(245)
Amounts receivable for issuance of common stock	$2	$-
Dividends declared, to be paid in subsequent period	$91	$8

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Our financial statements are presented in accordance with GAAP. The condensed consolidated financial statements include the accounts of ARMOUR and its subsidiary, all intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the valuation of Agency Securities and derivative instruments.

Note 2 - Organization and Nature of Business Operations

Business

References to “we”, “us”, “our”, "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which is a wholly-owned subsidiary of ARMOUR.

We are an externally-managed Maryland corporation organized in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities. These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association ( Fannie Mae),  Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities").  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Summary of Significant Accounting Policies

Reclassification

We reclassified previously presented financial information to conform to the presentation in our consolidated financial statements for the quarter ended March 31, 2012 and the year ended December 31, 2011. Certain commissions with respect to Futures Contracts which were previously included in interest expense have been reclassified into realized gain or loss on those contracts. The unrealized gains and losses on our derivatives previously classified on our condensed consolidated statement of operations as an adjustment to arrive at “net interest income after change in fair value of interest rate contracts” is no longer presented as an adjustment to interest income and has been reclassified into “other income” as part of the unrealized gain or loss on derivatives. This reclassification had no effect on previously reported net income or comprehensive income. This reclassification caused interest income to decrease by $0.2 million interest expense to decrease by $2.0 million, and realized loss on derivatives to increase by the net amount of $1.8 million for the quarter ending March 31, 2011.

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

Restricted Cash

Restricted cash at March 31, 2012 and December 31, 2011 represents approximately $138.6 million and $147.2 million, respectively, held by counterparties as collateral.

Agency Securities, at Fair Value

We invest primarily in Agency Securities. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. As of March 31, 2012, all of our financial instrument investments consist of Agency Securities, Agency Debt, U.S. Treasuries and money market instruments (including reverse repurchase agreements) and hedging and other derivative instruments related to the foregoing investments.

We generally intend to hold most of our Agency Securities for long-term periods, we may, from time to time, sell any of our Agency Securities as part of our overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of March 31, 2012, all of our Agency Securities were classified as available for sale. Agency securities classified as available for sale are reported at estimated fair value, based on fair values obtained from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate statement of comprehensive income. Agency securities transactions are recorded on the trade date and are valued using third-party pricing services and dealer quotes.

The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the independent pricing service or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model.  The resulting unrealized gains and losses are reflected in our condensed consolidated balance sheets as accumulated other comprehensive income. Realized gains and losses on sales of Agency Securities are determined using the specific identification method.

We evaluate securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment for the quarters ended March 31, 2012 and March 31, 2011.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accrued interest receivable and accounts payable approximate their fair value due to the short maturities of these instruments. See Notes 5 and 8, respectively, for discussion of the fair value of Agency Securities, Available for Sale and Derivatives. The carrying amounts of repurchase agreements and accrued interest payable are deemed to approximate fair value due to the short-term maturities of these instruments.

Repurchase Agreements

We finance the acquisition of our Agency Securities through the use of repurchase agreements. Our repurchase agreements are secured by our Agency Securities and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate (“LIBOR”). Under these agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender.  A repurchase agreement operates as financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate.  The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value on our condensed consolidated balance sheets. We do not designate our derivative activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as prescribed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on interest rate swap contracts may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivative activities as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net taxable income.

The fair values of our interest rate swap contracts are valued using a third-party pricing model that incorporates common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management reviews pricing used to ensure that that current market conditions are properly represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on Agency Securities. Accrued interest payable includes interest payable on our repurchase agreements.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Common Stock and Warrants

At March 31, 2012, we were authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 177,635,830 shares of common stock issued and outstanding at March 31, 2012. At March 31, 2012, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

Income per Common Share

Basic income per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  The basic and diluted income per common share for the quarters ended March 31, 2012 and March 31, 2011 does not include 32,500,000 of outstanding warrants as the effect of including such warrants would be anti-dilutive. Diluted income per share would reflect the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. Basic and diluted income per common share are equal for the quarters ended March 31, 2012 and March 31, 2011.

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

Our management is responsible for determining whether a tax position taken by us is more likely than not to be sustained on its merits. We have no material unrecognized tax benefits and have not recognized in these financial statements any interest or penalties related to income taxes. Should any such penalties and interest be recognized, they will be included in other expenses and interest expense, respectively. None of our income tax returns have been examined by federal, state or local authorities; therefore our 2009, 2010 and 2011 federal and state tax returns remain open for examination.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Recent Accounting Pronouncements

Accounting Standards Adopted in 2012

We adopted recent amendments to authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2011 related to the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

We adopted recent amendments to authoritative guidance issued by FASB in May 2011 to establish common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.

We adopted recent amendments to authoritative guidance issued by FASB in June and December 2011 providing for the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

Accounting Standards to be Adopted in Future Periods

In November 2011, the FASB issued amendments to authoritative guidance requiring entities that have financial instruments and derivative instruments to disclose information about offsetting and related arrangements. The disclosures required under this amended guidance are intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of offset associated with certain financial instruments and derivative instruments.  The provisions of these amendments are effective for annual periods beginning after January 1, 2013. We anticipate the adoption of these amendments may change the presentation of our financial statements and related disclosures.

Note 5 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value.

As of March 31, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of available for sale Agency Securities at March 31, 2012 are also presented below.

March 31, 2012	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(dollars in thousands)
Agency Securities, gross	$7,557,892	$3,622,694	$370,326	$11,550,912
Net unamortized premium	346,183	169,221	17,184	532,588
Amortized cost	7,904,075	3,791,915	387,510	12,083,500

Gross unrealized gains	47,559	19,049	5,339	71,947
Gross unrealized losses	(10,891)	(6,965)	(37)	(17,893)
Estimated Fair value	$7,940,743	$3,803,999	$392,812	$12,137,554

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2012	Adjustable Rate	Fixed Rate	Total Agency Securities
	(dollars in thousands)
Agency Securities, gross	$2,514,725	$9,036,187	$11,550,912
Net unamortized premium	100,666	431,922	532,588
Amortized cost	2,615,391	9,468,109	12,083,500

Gross unrealized gains	33,346	38,601	71,947
Gross unrealized losses	(207)	(17,686)	(17,893)
Estimated Fair value	$2,648,530	$9,489,024	$12,137,554

As of December 31, 2011, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of available for sale Agency Securities at December 31, 2011 are also presented below.

December 31, 2011	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(dollars in thousands)
Agency Securities, principal	$3,451,906	$1,283,848	$392,476	$5,128,230
Net unamortized premium	144,337	54,059	18,301	216,697
Amortized cost	3,596,243	1,337,907	410,777	5,344,927

Gross unrealized gains	33,558	13,657	5,439	52,654
Gross unrealized losses	(3,269)	(613)	(24)	(3,906)
Estimated Fair value	$3,626,532	$1,350,951	$416,192	$5,393,675

December 31, 2011	Adjustable Rate	Fixed Rate	Total Agency Securities
	(dollars in thousands)
Agency Securities, principal	$2,681,911	$2,446,319	$5,128,230
Net unamortized premium	107,641	109,056	216,697
Amortized cost	2,789,552	2,555,375	5,344,927

Gross unrealized gains	26,157	26,497	52,654
Gross unrealized losses	(2,534)	(1,372)	(3,906)
Estimated Fair value	$2,813,175	$2,580,500	$5,393,675

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes our Agency Securities as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	(dollars in thousands)
Weighted Average Life of all Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$55	$56	$179	$179
Greater than one year and less than five years	7,341,099	7,279,217	5,274,072	5,226,255
Greater than or equal to five years	4,796,400	4,804,227	119,424	118,493
Total Agency Securities	$12,137,554	$12,083,500	$5,393,675	$5,344,927

The weighted average lives of the Agency Securities as of the quarter ended March 31, 2012 and the year ended December 31, 2011 in the table above are based upon market factors, assumptions, models and estimates of ARRM based on ARRM’s judgment and experience. The actual weighted average lives of the Agency Securities could be longer or shorter than estimated.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 months		12 Months or More		Total
As of	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealize Losses
March 31, 2012	$4,382,301	$(17,798)	$38,567	$(95)	$4,420,868	$(17,893)
December 31, 2011	1,173,098	(3,560)	96,684	(346)	1,269,782	(3,906)

The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of “Aaa/AA”. The investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons. Also, we are guaranteed payment of the principal amount of the securities by the GSEs that created them.

During the quarter ended March 31, 2012, we sold $0.2 billion of Agency Securities resulting in realized gains of $6.3 million. We did not sell any Agency Securities during the quarter ended March 31, 2011.

Note 6 - Fair Value of Financial Instruments

Our valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect management’s market assumptions. The ASC Topic on Fair Value Measurements classifies these inputs into the following hierarchy:

Level 1 Inputs- Quoted prices for identical instruments in active markets.
Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs- Instruments with primarily unobservable value drivers.

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the independent pricing service or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Values obtained from the independent pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At March 31, 2012 and December 31, 2011, all of our Agency Security values were based solely on third-party sources.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Repurchase Agreements - The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements. The fair value of the repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments.

Derivative Transactions - The fair value of our Eurodollar Futures Contracts (“Futures Contracts”) are based on closing prices on the Chicago Mercantile Exchange (“CME”).  The fair values of our interest rate swap contracts are valued using a third-party pricing model that incorporates common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management reviews pricing used to ensure that that current market conditions are properly represented. This review may include, but is not limited to, comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Our Futures Contracts are classified as Level 1 and the fair values of our interest rate swap contracts are Level 2.

Excluded from the tables below are financial instruments carried on the accompanying condensed consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash, restricted cash, receivables for unsettled securities, principal payments receivables, accrued interest receivables, payables for unsettled securities, payables and borrowings under repurchase arrangements. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012	Level 1	Level 2	Level 3	Totals
	(dollars in thousands)
Assets:
Agency Securities, available for sale	$-	$12,137,554	$-	$12,137,554
Derivatives	-	9,475	-	9,475
Liabilities:
Derivatives	(5,234)	(105,030)	-	$(110,264)

December 31, 2011	Level 1	Level 2	Level 3	Totals
	(dollars in thousands)
Assets:
Agency Securities, available for sale	$-	$5,393,675	$-	$5,393,675
Liabilities:
Derivatives	(5,292)	(116,435)	-	$(121,727)

Note 7 - Repurchase Agreements

At March 31, 2012 and December 31, 2011, we had repurchase agreements in place in the amount of $11.1 billion and $5.3 billion, respectively, to finance Agency Security purchases. For the quarter ended March 31, 2012 and the year ended December 31, 2011, the weighted average interest rate or cost of funds was 0.34% and 0.37%, respectively.  At March 31, 2012 and December 31, 2011, we had repurchase agreements outstanding with 26 and 23 counterparties, respectively, with a weighted average maturity of 13 days and 18 days, respectively.

The following table represents the contractual repricing information regarding our repurchase agreements as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Within 30 days	$10,500,647	$4,068,197
31 days to 60 days	597,216	1,111,480
61 days to 90 days	-	156,285
Total	$11,097,863	$5,335,962

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2012 and December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 4.8% and 5.0%, respectively.

Note 8 - Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include purchasing or selling Futures Contracts as well as entering into interest rate swap contracts. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of attractive net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges and as such, we recognize changes in the market value of these transactions through earnings. For the quarters ended March 31, 2012 and March 31, 2011, we recognized an unrealized gain of $17.6 million and an unrealized (loss) of ($0.3) million, respectively related to our derivatives. Our derivative instruments are carried on our condensed consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

As of March 31, 2012 and December 31, 2011, we had entered into interest rate swap contracts with an aggregate notional balance of $5.4 billion and $2.8 billion, respectively. We have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the swap. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

As of March 31, 2012 and December 31, 2011, we had entered into Futures Contracts with an aggregate notional balance of $131.0 million and $131.0 million, respectively, traded in 902 and 1,033 individual contracts, respectively. Our Futures Contracts are traded on the CME which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities and these requirements may vary and change over time based on the market value, notional amount and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

As of March 31, 2012, included in restricted cash on the condensed consolidated balance sheet is $5.7 million related to margin posted for Futures Contracts as well as $132.9  million of restricted cash related to interest rate swap contracts. As of December 31, 2011, we had $5.9 million of restricted cash related to margin posted for Futures Contracts and $141.3 million of restricted cash related to interest rate swap contracts.

The following table presents information about interest rate swap contracts which are included in derivatives on the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	Notional Amount	Fair Value (1)
	(dollars in thousands)
March 31, 2012	$5,440,000	$(95,555)
December 31, 2011	2,765,000	(116,435)

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	Notional Amount	Fair Value (1)
	(dollars in thousands)
March 31, 2012	$131,000	$(5,234)
December 31, 2011	131,000	(5,292)

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

The following table represents the location and information regarding our derivatives which are included in total other income (loss) in the accompanying condensed consolidated statements of operations for the quarters ended March 31, 2012 and March 31, 2011.

		Gain (Loss) Recognized in Income (dollars in thousands)
Derivatives	Location on condensed consolidated financial statements	For the Quarter Ended March 31, 2012		For the Quarter Ended March 31, 2011
Interest rate swap contracts:		$		$
Interest income	Realized loss on derivatives		931		211
Interest expense	Realized loss on derivatives		(10,191)		(2,021)
Realized gain	Realized loss on derivatives		-		17
Changes in fair value	Unrealized gain (loss) on derivatives		17,556		(123)
			8,296		(1,916)
Futures Contracts:
Realized (loss)	Realized loss on derivatives		(481)		(133)
Changes in fair value	Unrealized gain (loss) on derivatives		58		(143)
			(423)		(276)
Totals			$7,873		$(2,192)

Note 9 - Share-Based Compensation

We adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors, officers and other employees of ours and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”), subject to terms as provided in the Plan.

On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly. During the quarter ended March 31, 2012 we awarded a total of 655,524 RSUs to members of our Board  and employees of ARRM.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RSU transactions for the period presented are summarized below:

	March 31, 2012
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding at January 1, 2012	153,980	$7.91
Granted	655,524	7.13
Vested	(53,915)	7.25
Unvested Awards Outstanding at March 31, 2012	755,589	$7.28

As of March 31, 2012, there was approximately $5.2 million of unearned non-cash stock-based compensation related to the Awards (based on the March 31, 2012 stock price), that we expect to recognize as an expense over the remaining average service period of 4.2 years.

Note 10 - Shareholders’ Equity

Dividends

The following table presents our dividend transactions for the quarter ended March 31, 2012.

Record Date	Payment Date	Rate per common share		Aggregate amount paid to holders of record (in millions)
January 15, 2012	January 30, 2012	$	*0.11	$11.6
February 15, 2012	February 28, 2012		0.11	15.3
March 15, 2012	March 29, 2012		0.11	19.9

* this amount included $0.006 per common share of taxable income related to the year ended December 31, 2011.

Equity Capital Raising Activities

The following table presents our equity transactions for the quarter ended March 31, 2012.

Transaction Type	Completion Date	Number of Common Shares (inclusive of over- allotment option)	Per Share price	Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80	$70.1
Follow-on public offering	February 8, 2012	29,900,000	6.80	203.0
Equity distribution agreement	February 29, 2012	1,287,570	7.06	8.9
Follow-on public offering	March 8, 2012	35,650,000	6.72	239.3
Equity distribution agreement	January 1, 2012 to March 31, 2012	5,000,000	*7.07	34.6
Dividend Reinvestment and Stock Purchase Plan	January 1, 2012 to March 31, 2012	5,215	*6.94	-

* this amount is a weighted average price

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The federal income tax benefit of $0.03 million for the quarter ended March 31, 2012 resulted from the reversal of an over accrual of taxes due in 2011. This accrual was reversed during the first quarter of 2012 when the tax return was filed and all income tax amounts due were paid. Our provision for income taxes for the quarter ended March 31, 2011, included $0.01 million of federal income tax expense resulting from prior year undistributed REIT taxable income.

Note 12 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 13 “Related Party Transactions,” we are party to a Management Agreement with ARRM. Pursuant to the Management Agreement, as amended, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised (including initial gross merger equity as well as any future gross equity raised, until gross equity raised was $50 million, inclusive of gross merger equity). Thereafter, the monthly management fee would be 1/12th of (a) 1.5% of gross equity raised up to $1 billion and (b) 0.75% of gross equity raised in excess of $1 billion, with a monthly minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity). We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any leases for office, computer and other equipment or office furnishings.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third-parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011.

We are not party to any pending, threatened or contemplated litigation.

Note 13 - Related Party Transactions

We are externally-managed by ARRM pursuant to our Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires on November 6, 2014, and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

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

•	Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the quarters ended March 31, 2012 and March 31, 2011, we incurred $3.5 million and $0.8 million in management fees to ARRM, respectively.

Note 14 - Interest Rate Risk

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

We seek to economically hedge the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the portfolio of Agency Securities by entering into interest rate agreements, such as interest rate swaps. As of March 31, 2012 and December 31, 2011, we had entered into interest rate swap contracts to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $5.4 billion and $2.8 billion, respectively. Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on Agency Securities. Prepayments, which result in the expensing of unamortized premium, will reduce net income compared to what net income would be absent such prepayments.

Note 15 – Subsequent Events

On April 27, 2012, a cash dividend of $0.10 per common share, or $17.8 million in the aggregate, was paid to holders of record on April 16, 2012.

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

Overview

We are an externally-managed Maryland corporation organized in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities. These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”).  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

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

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT. In addition, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

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

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include,

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our use of derivatives to hedge interest rate risk;
•	the REIT requirements; and
•	the requirements to qualify for an exemption under the Investment Company Act and other regulatory and accounting policies related to our business.

For a discussion of additional risks relating to our business see “Risk Factors” in Item 1A, the Risk Factors below, and in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table represents key data regarding our financial position for the quarterly periods presented (dollars in thousands except per share amounts).

As of	Agency Securities	Repurchase Agreements	Payable for Unsettled Security Purchases	Equity	Shares Outstanding	Book Value Per Share	Quarterly Dividends Declared Per Share	Quarterly Earnings (Loss) Per Share
March 31, 2012	$12,137,554	$11,097,863	$391,678	$1,206,907	177,636	$6.79	$0.32	$0.48
December 31, 2011	5,393,675	5,335,962	117,885	626,606	95,437	6.57	0.34	0.27
September 30, 2011	5,975,823	5,221,525	475,109	574,668	84,759	6.78	0.36	(0.44)
June 30, 2011	5,258,400	4,655,226	302,680	534,030	74,781	7.14	0.36	(0.14)
March 31, 2011	2,273,915	2,099,366	19,941	220,612	32,254	6.84	0.34	0.33

Our Manager

We are externally-managed by ARRM pursuant to our Management Agreement (see Note 12 to the condensed consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires on November 6, 2014, and is thereafter automatically renewed for an additional one-year term unless terminated under certain circumstances. ARRM must provide 180 days prior notice of any such termination.

Pursuant to the Management Agreement, as amended, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised (including initial gross merger equity as well as any future gross equity raised, until gross equity raised was $50 million, inclusive of gross merger equity). Thereafter, the monthly management fee would be 1/12th of (a) 1.5% of gross equity raised up to $1 billion and (b) 0.75% of gross equity raised in excess of $1 billion, with a monthly minimum based on 1/12th of $900,000 (inclusive of the original gross merger equity). We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.

 ARRM, our manager, is entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Recent Developments

Developments at Fannie Mae and Freddie Mac

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

U.S. Government Market Intervention

The U.S. Federal Reserve’s (“the Fed”) program to purchase Agency Securities which had commenced in January 2009 and was terminated on March 31, 2010 has a significant impact on market prices. In total, $1.3 trillion of Agency Securities were purchased. In addition, through the course of 2009, the U.S. Treasury purchased $250.0 billion of Agency Securities. An effect of these purchases has been an increase in the prices of Agency Securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of Agency Securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining Agency Securities with sales up to $10.0 billion per month, subject to market conditions. It is unclear how these sales will affect market conditions and pricing. On September 21, 2011, the U.S. Federal Reserve announced that it will begin reinvesting principal payments from its holdings of Agency Debt and Agency mortgage backed securities, (“MBS”) into Agency MBS.

Financial Regulatory Reform Bill and Other Government Activity

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act, (“the Act”) pursuant to the exemption provided by Section 3(c)(5)(C) for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the Securities and Exchange Commission (“SEC”) issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our shareholders.

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

In September 2011, the White House announced work on a major initiative to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the Federal Housing Finance Agency, (“FHFA”) announced changes to the Home Affordable Refinance Program, (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the U.S. Government-sponsored entities. In addition, the expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates. We do not expect this announcement to have a significant impact on our results of operations.

On January 4, 2012, the Fed released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators.

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

The volatility in the U.S. interest rate markets in 2011 and early 2012 has produced volatility and opportunities in our markets. While the performance of the U.S. economy in 2011 turned out to be disappointing primarily due to a lack of significant job growth, the first quarter of 2012 has shown some improvement in job growth and U.S. real gross domestic project growth. The Fed announced in March 2012 that it intended to keep the Federal Funds Target Rate near zero through late-2014 which has had a positive effect on the markets for Agency Securities. Moreover, in its March 13, 2012 press release, the Fed reaffirmed current economic conditions likely warranted keeping exceptionally low levels for the Federal Funds Target Rate through at least late 2014 despite the improved labor market conditions. The U.S. unemployment rate has declined in recent months from 8.5% in December 2011 to 8.2% in March 2012, however, this downward trend may not necessarily represent the longer-term pace of job creation. Overall inflation and wage pressures have remained muted in recent months but prices of crude oil and gasoline have increased. This environment and outlook has maintained strong demand for Agency Securities and has also reduced the costs of our financing and hedging.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the Fed has lowered the target for the Federal Funds Rate nine times from 4.75% to 1.00% in October 2008. In December 2008, the Federal Reserve stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0.00% and 0.25%. To date, the Federal Reserve has maintained that target range. Our funding costs, which traditionally have tracked the 30-day London Interbank Offered Rate (“LIBOR”) have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

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

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate for the quarterly periods presented.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
March 31, 2012	0.24%	0.09%
December 31, 2011	0.30	0.04
September 30, 2011	0.24	0.06
June 30, 2011	0.19	0.07
March 31, 2011	0.24	0.10

Results of Operations

Net Income summary

Our primary source of income is the interest income we earn on our investment portfolio. Our net income for the quarter ended March 31, 2012 was $65.2 million, or $0.48 per weighted average share. These results compare to net income of $8.6 million, or $0.33 per weighted average share for the quarter ended March 31, 2011. The main drivers of the difference were the increased equity capital resources from 2011 through the period ended March 31, 2012 and the implementation of our investment strategy, offset by unrealized gains/losses from our derivatives and increased management fees.

As of March 31, 2012, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, of 104.61%, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 31, 2012	3.04%	0.81%	2.23%	0.34%
December 31, 2011	2.60	0.98	1.62	0.35
September 30, 2011	3.11	0.93	2.18	0.27
June 30, 2011	3.35	0.99	2.36	0.28
March 31, 2011	3.20	0.80	2.40	0.33

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended March 31, 2012, was 11.4% on a Constant Prepayment Basis compared to 11.7% for the quarter ended March 31, 2011.

 Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.09% and LIBOR was 0.24% at March 31, 2012. During the quarters ended March 31, 2012 and March 31, 2011, we realized losses of $9.7 million and $1.9 million, respectively, related to our derivatives. We increased our total interest rate swap contracts aggregate notional balance from $2.8 billion at December 31, 2011 to $5.4 billion at March 31, 2012, with, a weighted average swap rate of 1.1% and a weighted average term of 48 months. There was no change in our Eurodollar Future strips notional amount of $131.0 million from December 31, 2011 to March 31, 2012. Our Eurodollar Future strips have a weighted average swap equivalent rate of 1.8% and weighted average term of 26 months as of March 31, 2012.

Net Interest Income

Our net interest income for the quarter ended March 31, 2012 was $55.8 million compared to $12.2 million for the quarter ended March 31, 2011. The continued growth of our net interest income is due to the completion of equity raises in the quarter ended March 31, 2012. The proceeds from these equity raises were invested in Agency Securities, creating a larger investment portfolio able to generate increasing levels of interest income. As of March 31, 2012 and December 31, 2011, our portfolio of Agency Securities consisted of $12.1 billion and $5.4 billion of securities, respectively.

Gains and Losses on Sale of Agency Securities

During the quarter ended March 31, 2012, we sold $0.2 billion market value of Agency Securities resulting in realized gains of $6.3 million. We did not sell any Agency Securities during the quarter ended March 31, 2011.

Operating Expenses

Our total operating expenses for the quarter ended March 31, 2012, were $4.8 million as compared to $1.4 million for the quarter ended March 31, 2011. The increase in operating expenses from 2011 to 2012 is primarily due to a combination of increased management fees related to our successful equity capital raising initiatives as well as increased professional fees and operating costs to support our current portfolio.

Taxable Income

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of our accompanying condensed consolidated balance sheets) as of March 31, 2012, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes and not our net income computed in accordance with GAAP as reported in our condensed consolidated financial statements. Accordingly, we may be required to pay out more in dividends than we have calculated in distributable earnings on a GAAP basis.

For the quarter ended March 31, 2012 our estimated REIT taxable income was approximately $47.6 million. The most significant difference between GAAP and tax income was the unrealized gain on derivatives which is reflected in GAAP earnings but does not increase REIT taxable income.

Financial Condition

Agency Securities

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

The tables below summarize certain characteristics of our Agency Securities for the quarterly periods presented (dollars in thousands).

Agency Securities:

Quarter ended	Principal Amount	Net Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal
March 31, 2012	$11,550,912	$532,588	$12,083,500	104.61%	$12,137,554	105.08%
December 31, 2011	5,128,230	216,697	5,344,927	104.23	5,393,675	105.18
September 30, 2011	5,675,822	236,695	5,912,517	105.29	5,975,823	105.29
June 30, 2011	5,028,223	197,865	5,226,088	103.94	5,258,400	104.58
March 31, 2011	2,188,960	89,430	2,278,390	104.09	2,273,915	103.88

Adjustable and Hybrid Adjustable Rate Agency Securities:

Quarter ended	Principal Amount	Weighted Average Coupon	Weighted Average Months to Reset	Percentage of Total Agency Securities
March 31, 2012	$2,514,725	$3.72	$73	21.8%
December 31, 2011	2,681,911	3.72	76	52.2
September 30, 2011	2,858,964	3.71	75	50.2
June 30, 2011	2,671,472	3.65	62	53.0
March 31, 2011	1,391,189	3.89	54	63.5

Fixed Rate Agency Securities:

Quarter ended	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
March 31, 2012	$9,036,187	$3.64	219	78.2%
December 31, 2011	2,446,319	3.97	188	47.8
September 30, 2011	2,816,858	4.00	172	49.8
June 30, 2011	2,356,751	4.11	174	47.0
March 31, 2011	797,771	4.22	171	36.5

The following table shows the average principal repayment rate for those securities which have settled for the quarterly periods presented.

Quarter ended	Average Quarterly Principal Repayment Rate
March 31, 2012	11.4%
December 31, 2011	19.3
September 30, 2011	12.4
June 30, 2011	9.3
March 31, 2011	11.7

As of March 31, 2012, our Agency Security portfolio consisted of approximately $12.1 billion in market value of Agency Securities with initial fixed-interest rate periods of three, five, seven, ten, fifteen and twenty years.

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

As of March 31, 2012 and December 31, 2011, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 73 months and 76 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 26 of which we had done repurchase trades with as of March 31, 2012 and 23 of which we had done repurchases trades with as of December 31, 2011. We had outstanding balances under our repurchase agreements at March 31, 2012 and December 31, 2011 of $11.1 billion and $5.3 billion, respectively.

Derivative Instruments

We generally intend to hedge as much of our interest rate risk as our manager deems prudent in light of market conditions and the associated costs. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages (“ARMs”). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment under the authoritative guidance. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

As of March 31, 2012 and December 31, 2011, we had interest rate swap contracts with an aggregate notional balance of $5.4 billion and $2.8 billion, respectively. In addition, as of March 31, 2012 and December 31, 2011, we had entered into Eurodollar Futures Contracts (“Futures Contracts”) with an aggregate notional balance of $131.0 million and $131.0 million, respectively, traded in 902 and 1,033 individual contracts, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. Our derivatives, which consist of interest rate swap contracts and Futures Contracts, act to fix the borrowing cost on a portion of our financing and generally help to hedge some of the change in our book value. Generally, the value of our derivatives move in the opposite direction of the value of our Agency Securities. In an environment of very low interest rates, further interest rate reductions may cause the value of our derivative positions to decline more than the absolute and pro rata increase in the value of our Agency Securities. For the quarter ended March 31, 2012, the change in the fair value of our derivative positions increased by $20.9 million and the unrealized change in the fair value of our Agency Securities increased by $11.6 million. For the quarter ended March 31, 2011, the unrealized change in the fair value of our derivative positions decreased by $2.1 million and the unrealized change in the fair value of our Agency Securities decreased by $0.3 million.

Liquidity and Capital Resources

For the quarter ended March 31, 2012 we issued 82,192,785 shares of common stock and raised additional net common equity of approximately $555.9 million. These changes were material to our company and significantly affect the results we report. We believed that the timing for additional investment, in both assets and liabilities, was appropriate and beneficial to our long-term performance. In addition, there are economies of scale that also are reached as our managed assets grow. As we invest the proceeds of our offerings, we are methodical, at times purchasing our assets with forward settlements up to 90 days out, in order to minimize purchase price. This means that our earnings, particularly on a per share basis, may take time to reach a level which we consider to be indicative of a full run-rate. This also means that some period over period comparisons will not be meaningful or may be misleading.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended March 31, 2012, we purchased $7.1 billion current face amount of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the quarter ended March 31, 2012, we received cash of $0.3 billion from prepayments and scheduled principal payments on our Agency Securities and we received net proceeds of $555.9 million from equity issuances, including dividend reinvestment and stock purchase plan. We had a net cash increase from our repurchase agreements of $5.8 billion for the quarter ended March 31, 2012. We made cash interest payments of approximately $20.0 million on our liabilities for quarter ended March 31, 2012. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $9.0 million of cash that is maintained in a restricted account with our counterparties as of the quarter ended March 31, 2012.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. As of March 31, 2012 we have Master Repurchase Agreements (“MRAs”), which are uncommitted repurchase facilities, with 31 lending counterparties to finance our portfolio, subject to certain conditions and have borrowings outstanding with 26 of these counterparties.

Repurchase Facilities

The following table represents the contractual repricing information regarding our repurchase agreements as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Within 30 days	$10,500,647	$4,068,197
31 days to 60 days	597,216	1,111,480
61 days to 90 days	-	156,285
Total	$11,097,863	$5,335,962

As of March 31, 2012 and December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 4.8% and 5.0%, respectively. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our shareholders’ equity, although we are not limited to that range. At March 31, 2012 and December 31, 2011, our total borrowings were approximately $11.1 billion and $5.3 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 9.20:1 and 8.52:1, respectively.

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

Stockholder’s Equity

Dividends

The following table presents our dividend transactions for the quarter ended March 31, 2012.

Record Date	Payment Date	Rate per common share		Aggregate amount paid to holders of record (in millions)
January 15, 2012	January 30, 2012	$	*0.11	$11.6
February 15, 2012	February 28, 2012		0.11	15.3
March 15, 2012	March 29, 2012		0.11	19.9

* this amount included $0.006 per common share of taxable income related to the year ended December 31, 2011.

Equity Capital Raising Activities
Transaction Type	Completion Date	Number of Common Shares (inclusive of over- allotment option)	Per Share price	Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80	$70.1
Follow-on public offering	February 8, 2012	29,900,000	6.80	203.0
Equity distribution agreement	February 29, 2012	1,287,570	7.06	8.9
Follow-on public offering	March 8, 2012	35,650,000	6.72	239.3
Equity distribution agreement	January 1, 2012 to March 31, 2012	5,000,000	*7.07	34.6
Dividend Reinvestment and Stock Purchase Plan	January 1, 2012 to March 31, 2012	5,215	*6.94	-

* this amount is a weighted average price

Book Value per Share

In general, our book value is most affected by our issuance of shares of our common stock, our retained earnings or accumulated deficits, and changes in the value of our investment portfolio and our derivative instruments. As of March 31, 2012, our book value per share of common stock (total shareholders’ equity divided by shares of common stock outstanding) was $6.79, an increase of $0.22 from $6.57 at December 31, 2011. This increase was primarily attributable to shareholder accretion from the equity capital raised during the period, issuing 82,192,785 shares of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2012 and December 31, 2011, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to those policies during 2012.

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

Subsequent Events

See Note 15 to the condensed consolidated financial statements.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2012 and December 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of March 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(18.67)%	(2.63)%
0.50	(7.71)	(1.49)
(0.50)	5.70	(0.09)
(1.00)	(2.41)	0.12

As of December 31, 2011

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(9.79)%	0.08%
0.50	1.35	0.19
(0.50)	8.91	(0.41)
(1.00)	(7.53)	(0.94)

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

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2012 and December 31, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income (loss)” that is included in the equity section of our condensed consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our net book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officer (“Co-CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on March 31, 2012. Based on their participation in that evaluation, our Co-CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Co-CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any legal proceedings.

 Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 6, 2012 with the SEC.

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

Date: May 2, 2012	ARMOUR RESIDENTIAL REIT, INC.
/s/ Scott J. Ulm
Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation*
3.2	Articles of amendment to Amended and Restated Articles of Incorporation**
3.3	Amended Bylaws*
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) ***
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) ***
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ***
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.5 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

**	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on August 8, 2011.

***	Filed herewith

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.