Form 10-Q
period 2012-06-30
Armour Residential REIT, Inc.
filed 2012-08-01
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

ARMOUR RESIDENTIAL REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	001-34766	26-1908763
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

3001 Ocean Drive, Suite 201, Vero Beach, FL  32963
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

The number of outstanding shares of the Registrant’s common stock as of July 30, 2012 was 234,226,342.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(Unaudited)

Assets	June 30, 2012	December 31, 2011
Cash	$326,736	$252,372
Restricted cash	193,086	147,199
Agency securities, available for sale, at fair value (including pledged assets of $12,758,125 and $5,225,234)	13,328,514	5,393,675
Receivable for unsettled securities	-	382,931
Derivatives, at fair value	9,600	-
Principal payments receivable	9,190	12,493
Accrued interest receivable	38,544	18,637
Prepaid and other assets	823	440
Total Assets	$13,906,493	$6,207,747

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$12,112,586	$5,335,962
Payable for unsettled securities	272,863	117,885
Derivatives, at fair value	156,515	121,727
Accrued interest payable	3,373	2,154
Accounts payable and accrued expenses	2,790	2,663
Dividends payable	276	750
Total Liabilities	12,548,403	5,581,141

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 1,400,000 8.250% Series A Cumulative Preferred Stock issued and outstanding at June 30, 2012 and none issued and outstanding at December 31, 2011	1	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 188,185,880 and 95,436,949 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	188	95
Additional paid-in capital	1,340,403	678,641
Accumulated deficit	(150,152)	(100,878)
Accumulated other comprehensive income	167,650	48,748
Total Stockholders’ Equity	1,358,090	626,606
Total Liabilities and Stockholders’ Equity	$13,906,493	$6,207,747

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest Income:
Interest income, net of amortization of premium	$86,204	$29,105	$148,967	$42,629
Interest expense:
Repurchase agreements	(11,106)	(2,351)	(18,036)	(3,707)
Net interest income	75,098	26,754	130,931	38,922
Other (Loss) Income:
Realized (loss) gain on sale of agency securities	(1,268)	-	5,048	-
Other income	1,043	-	1,043	-
Subtotal	(225)	-	6,091	-
Realized loss on derivatives (1)	(12,400)	(6,078)	(22,140)	(8,004)
Unrealized loss on derivatives	(70,394)	(25,817)	(52,780)	(26,083)
Subtotal	(82,794)	(31,895)	(74,920)	(34,087)
Total other (loss)	(83,019)	(31,895)	(68,829)	(34,087)
Expenses:
Management fee	4,298	1,495	7,811	2,251
Professional fees	425	242	936	613
Insurance	55	51	104	103
Compensation	498	140	992	272
Other	407	200	672	260
Total expenses	5,683	2,128	10,515	3,499
Net (loss) income before taxes	(13,604)	(7,269)	51,587	1,336
Income tax (expense) benefit	(3)	(3)	29	(12)
Net (Loss) Income	$(13,607)	$(7,272)	$51,616	$1,324
Dividends on preferred stock	(160)	-	(160)	-
Net (Loss) Income (related) available to common stockholders	$(13,767)	$(7,272)	$51,456	$1,324
Net (loss) income (related) available per share to common stockholders:
Basic	$(0.08)	$(0.14)	$0.33	$0.03
Diluted	$(0.08)	$(0.14)	$0.32	$0.03
Dividends per common share	$0.30	$0.36	$0.62	$0.70
Weighted average common shares outstanding:
Basic	180,773	53,259	157,838	39,903
Diluted	180,773	53,259	158,553	40,062

(1)
Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (dollars in thousands)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net (Loss) Income	$(13,607)	$(7,272)	$51,616	$1,324
Other comprehensive income :
Reclassification adjustment for realized loss (gain) on sale of Agency Securities	1,268	-	(5,048)	-
Net unrealized gain on available for sale securities	112,328	36,787	123,950	36,542
Other comprehensive income	113,596	36,787	118,902	36,542
Comprehensive Income	$99,989	$29,515	$170,518	$37,866

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock			Common Stock
	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Total Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	-	$-	-	95,437	$95	$678,641	$678,641	$(100,878)	$48,748	$626,606
Preferred dividends declared	-	-	-	-	-	-	-	(160)	-	(160)
Common dividends declared	-	-	-	-	-	-	-	(100,730)	-	(100,730)
Issuance of Preferred stock, net	1,400	1	33,778	-	-	-	33,778	-	-	33,779
Issuance of common stock, net	-	-	-	92,705	92	627,724	627,724	-	-	627,816
Stock based compensation, net of withholding requirements	-	-	-	44	1	260	260	-	-	261
Net income	-	-	-	-	-	-	-	51,616	-	51,616
Other comprehensive income	-	-	-	-	-	-	-	-	118,902	118,902
Balance, June 30, 2012	1,400	$1	$33,778	188,186	$188	$1,306,625	$1,340,403	$(150,152)	$167,650	$1,358,090

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Cash Flows From Operating Activities:
Net income	$51,616	$1,324
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	33,737	7,933
Unrealized loss on derivatives	25,188	33,478
Realized gain on sale of Agency Securities	(5,048)	-
Stock based compensation	261	145
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(19,919)	(12,064)
(Increase) decrease in prepaid income taxes and other assets	(678)	430
Increase in accrued interest payable	1,218	428
Increase in accounts payable and accrued expenses	1,498	993
Net cash provided by operating activities	87,873	32,667
Cash Flows From Investing Activities:
Purchases of Agency Securities	(8,745,763)	(4,074,907)
Principal repayments of Agency Securities	777,772	183,355
Proceeds from sales of Agency Securities	664,588	-
Decrease in restricted cash	(45,887)	(50,631)
Net cash used in investing activities	(7,349,290)	(3,942,183)
Cash Flows From Financing Activities:
Issuance of preferred stock, net of expenses	33,779	-
Issuance of common stock, net of expenses	627,813	408,837
Proceeds from repurchase agreements	57,438,695	13,771,873
Principal repayments on repurchase agreements	(50,663,141)	(10,088,322)
Common dividends paid	(101,365)	(29,982)
Net cash provided by financing activities	7,335,781	4,062,406
Net increase in cash	74,364	152,890
Cash - beginning of period	252,372	35,344
Cash - end of period	$326,736	$188,234
Supplemental Disclosure:
Cash paid for income taxes (not including tax refunds received)	$12	$15
Cash paid during the period for interest	$46,012	$2,970
Non-Cash Investing and Financing Activities:
Payable for unsettled security purchases	$272,863	$302,680
Unrealized gain on investment in available for sale securities	$123,950	$36,542
Amounts receivable for issuance of common stock	$3	$8,225
Common dividends declared, to be paid in subsequent period	$8	$9
Preferred dividends declared, to be paid in subsequent period	$160	$-

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission . Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

We are an externally managed Maryland corporation organized in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities. These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association ( Fannie Mae),  Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities").  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

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

Note 3 - Summary of Significant Accounting Policies

Reclassification

We reclassified previously presented financial information to conform to the presentation in our condensed consolidated financial statements for the quarter and six months ended June 30, 2012 and for the year ended December 31, 2011. Certain commissions with respect to Eurodollar Futures Contracts (“Futures Contracts”) which were previously included in interest expense have been reclassified into realized gain or loss on those contracts. The unrealized gains and losses on our derivatives previously classified on our condensed consolidated statement of operations as an adjustment to arrive at “net interest income after change in fair value of interest rate contracts” is no longer presented as an adjustment to interest income and has been reclassified into “other income” as part of the unrealized gain or loss on derivatives. This reclassification had no effect on previously reported net income or comprehensive income. This reclassification caused interest income to decrease by $0.4 million and $0.6 million, respectively and interest expense to decrease by $6.1 million and $8.1 million, respectively for the quarter and six months ended June 30, 2011. Realized loss on derivatives increased by the net amount of $5.7 million and $7.5 million, respectively for the quarter and six months ended June 30, 2011.

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

Restricted Cash

Restricted cash at June 30, 2012 and December 31, 2011 represents approximately $193.1 million and $147.2 million, respectively, held by counterparties as collateral.

Agency Securities, at Fair Value

We invest primarily in Agency Securities. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. As of June 30, 2012, all of our financial instrument investments consist of Agency Securities, Agency Debt, U.S. Treasuries, money market instruments (including reverse repurchase agreements), hedging and other derivative instruments related to the foregoing investments.

We generally intend to hold most of our Agency Securities for long-term periods. We may, from time to time, sell any of our Agency Securities as part of our overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of June 30, 2012, all of our Agency Securities were classified as available for sale. Agency securities classified as available for sale are reported at their estimated fair values, based on fair values obtained from third-party sources, with unrealized gains and losses excluded from earnings and reported as part of the separate condensed consolidated statements of comprehensive income. Agency securities transactions are recorded on the trade date and are valued using third-party pricing services and dealer quotes.

We evaluate securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment for the quarters and six months ended June 30, 2012 and June 30, 2011.

Repurchase Agreements

We finance the acquisition of our Agency Securities through the use of repurchase agreements. Our repurchase agreements are secured by our Agency Securities and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate (“LIBOR”). Under these agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value on our condensed consolidated balance sheets. We do not designate our derivative activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivative activities as hedges for tax purposes and any unrealized gains or losses would not affect our distributable net taxable income.

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

Preferred Stock

At June 30, 2012, we were authorized to issue up to 25,000,000 shares of preferred stock, par value $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 6, 2012, we filed with the State Department of Assessments and Taxation of the State of Maryland to designate 1,610,000 shares of the 25,000,000 authorized preferred stock as 8.250% Series A Cumulative Preferred Shares (“Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth therein. At June 30, 2012, we had issued and outstanding 1,400,000 shares of Series A Preferred Stock, with a par value $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to the our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and restricted for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Common Stock and Warrants

At June 30, 2012, we were authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 188,185,880 shares of common stock issued and outstanding at June 30, 2012. At June 30, 2012, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income per Common Share

The following table presents a reconciliation of the net (loss) income and the shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2012 and June 30, 2011.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net (Loss) Income (related) available to common stockholders	$(13,767)	$(7,272)	$51,456	$1,324

Weighted average common shares outstanding - basic	180,773	53,259	157,838	39,903
Add: Effect of dilutive non-vested restricted stock awards, assumed vested	-	-	715	159
Weighted average common shares outstanding- diluted	180,773	53,259	158,553	40,062

32,500,000 warrants were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarters and six months ended June 30, 2012 and June 30, 2011.

Comprehensive Income

Comprehensive income refers to change in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Revenue Recognition

Interest income is earned and recognized based on the unpaid principal amount of the Agency Securities and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities using the effective interest method.

Income Taxes

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Our management is responsible for determining whether a tax position taken by us is more likely than not to be sustained on its merits. We have no material unrecognized tax benefits and have not recognized in these financial statements any interest or penalties related to income taxes. Should any such interest and penalties be recognized, they will be included in interest expense and other expenses, respectively. None of our income tax returns have been examined by federal, state or local authorities; therefore our 2009, 2010 and 2011 federal and state tax returns remain open for examination.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards to be Adopted in Future Periods

In December 2011, the FASB issued amendments to authoritative guidance requiring entities that have financial instruments and derivative instruments to disclose information about offsetting and related arrangements. The disclosures required under this amended guidance are intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of offset associated with certain financial instruments and derivative instruments.  The provisions of these amendments are effective for annual periods beginning after January 1, 2013. We anticipate the adoption of these amendments may change the presentation of our financial statements and related disclosures.

Note 5 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value.

As of June 30, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of June 30, 2012 are also presented below.

June 30, 2012	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(dollars in thousands)
Principal Amount	$8,253,755	$3,963,691	$344,154	$12,561,600
Net unamortized premium	393,551	189,778	15,935	599,264
Amortized cost	8,647,306	4,153,469	360,089	13,160,864

Unrealized gains	111,484	53,084	5,488	170,056
Unrealized losses	(1,912)	(491)	(3)	(2,406)
Fair value	$8,756,878	$4,206,062	$365,574	$13,328,514

June 30, 2012	Adjustable Rate	Fixed Rate	Total Agency Securities
	(dollars in thousands)
Principal Amount	$2,685,281	$9,876,319	$12,561,600
Net unamortized premium	113,379	485,885	599,264
Amortized cost	2,798,660	10,362,204	13,160,864

Unrealized gains	39,755	130,301	170,056
Unrealized losses	(687)	(1,719)	(2,406)
Fair value	$2,837,728	$10,490,786	$13,328,514

As of December 31, 2011, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2011 are also presented below.

December 31, 2011	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(dollars in thousands)
Principal Amount	$3,451,906	$1,283,848	$392,476	$5,128,230
Net unamortized premium	144,337	54,059	18,301	216,697
Amortized cost	3,596,243	1,337,907	410,777	5,344,927

Unrealized gains	33,558	13,657	5,439	52,654
Unrealized losses	(3,269)	(613)	(24)	(3,906)
Fair value	$3,626,532	$1,350,951	$416,192	$5,393,675

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2011	Adjustable Rate	Fixed Rate	Total Agency Securities
	(dollars in thousands)
Principal Amount	$2,681,911	$2,446,319	$5,128,230
Net unamortized premium	107,641	109,056	216,697
Amortized cost	2,789,552	2,555,375	5,344,927

Unrealized gains	26,157	26,497	52,654
Unrealized losses	(2,534)	(1,372)	(3,906)
Fair value	$2,813,175	$2,580,500	$5,393,675

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	(dollars in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$2,682	$2,637	$179	$179
Greater than one year and less than five years	13,309,810	13,142,241	5,274,072	5,226,255
Greater than or equal to five years	16,022	15,986	119,424	118,493
Total Agency Securities	$13,328,514	$13,160,864	$5,393,675	$5,344,927

We use a third-party model to calculate the weighted average life of Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of the Agency Securities as of June 30, 2012 and December 31, 2011 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate ARRM’s judgment and experience. The actual weighted average lives of the Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 months		12 Months or More		Total

As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012	$804,479	$(2,390)	$1,653	$(16)	$806,132	$(2,406)
December 31, 2011	1,173,098	(3,560)	96,684	(346)	1,269,782	(3,906)

The decline in value of these securities is solely due to market conditions and not the quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+. The investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons. Also, we are guaranteed payment of the principal amount of the securities by the GSEs that created them.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended June 30, 2012 we did not sell any Agency Securities. However, we realized a loss on sale of Agency Securities of $1.3 million. $1.1 million of this amount is due to the bankruptcy of a counterparty to a repurchase agreement and the remaining $0.2 million is a reduction of the first quarter realized gains due to factor updates. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement. During the six months ended June 30, 2012 we sold $0.2 billion of Agency Securities resulting in a realized gain of $5.0 million. We did not sell any Agency Securities during the quarter and six months ended June 30, 2011.

Note 6 - Fair Value of Financial Instruments

Our valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from third-party sources, while unobservable inputs reflect management’s market assumptions. The ASC Topic No. 820 “Fair Value Measurement” classifies these inputs into the following hierarchy:

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third-party pricing service or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing service for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At June 30, 2012 and December 31, 2011, all of our Agency Security values were based solely on third-party sources.

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

Derivative Transactions - The fair values of our Futures Contracts are based on closing prices on the Chicago Mercantile Exchange (“CME”).  The fair values of our interest rate swap contracts and options to enter into interest rate swaps (“interest rate swaptions”) are valued using a third-party pricing service that incorporates common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly represented. Our Futures Contracts are classified as Level 1 and the fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

Excluded from the tables below are financial instruments carried on the accompanying condensed consolidated balance sheets at cost basis, which is deemed to approximate fair value, primarily due to the short-term nature of these instruments, including cash, restricted cash, receivables for unsettled securities, principal payments receivables, accrued interest receivables, payables for unsettled securities, payables and borrowings under repurchase arrangements. The fair values of these instruments are determined using Level 1 inputs. The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2012	Level 1	Level 2	Level 3	Totals
	(dollars in thousands)
Assets:
Agency Securities, available for sale	$-	$13,328,514	$-	$13,328,514
Derivatives, at fair value	$-	$9,600	-	$9,600
Liabilities:
Derivatives, at fair value	$(4,916)	$(151,599)	-	$(156,515)

December 31, 2011	Level 1	Level 2	Level 3	Totals
	(dollars in thousands)
Assets:
Agency Securities, available for sale	$-	$5,393,675	$-	$5,393,675
Liabilities:
Derivatives, at fair value	$(5,292)	$(116,435)	-	$(121,727)

Note 7 - Repurchase Agreements

As of June 30, 2012 and December 31, 2011, we had repurchase agreements in place in the amount of $12.1 billion and $5.3 billion, respectively, to finance Agency Security purchases. At June 30, 2012 and December 31, 2011, the weighted average interest rate or cost of funds was 0.40% and 0.37%, respectively.  At June 30, 2012 and December 31, 2011, we had repurchase agreements outstanding with 26 and 23 counterparties, respectively, with a weighted average maturity of 32 days and 18 days, respectively.

The following table represents the contractual repricing information regarding our repurchase agreements as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Within 30 days	$7,823,536	$4,068,197
31 days to 60 days	2,038,459	1,111,480
61 days to 90 days	1,707,767	156,285
Greater than 90 days	542,824	-
Total	$12,112,586	$5,335,962

As of June 30, 2012 and December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 4.8% and 5.0%, respectively.

Note 8 - Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions as well as purchasing or selling Futures Contracts. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. We do not designate our activities as cash flow hedges and as such, we recognize changes in the market value of these transactions through earnings. For the quarter and six months ended June 30, 2012, we recognized unrealized losses of $70.4 million and $52.8 million, respectively related to our derivatives. For the quarter and six months ended June 30, 2011, we recognized unrealized losses of $25.8 million and $26.1 million, respectively related to our derivatives. Our derivative instruments are carried on our condensed consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2012 and December 31, 2011, we had entered into interest rate swap contracts with an aggregate notional balance of $6.0 billion and $2.8 billion, respectively. We have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the swap. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

As of June 30, 2012 we had entered into interest rate swaptions with an aggregate notional balance of $0.8 billion. We had not entered into any interest rate swaptions as of December 31, 2011. Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term where we generally pay a fixed rate of interest and receive a floating rate of interest rates in the future.

As of June 30, 2012 and December 31, 2011, we had purchased or sold Futures Contracts with an aggregate notional balance of $121.0 million and $131.0 million, respectively, traded in 771 and 1,033 individual contracts, respectively. Our Futures Contracts are traded on the CME which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities and these requirements may vary and change over time based on the market value, notional amount and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

As of June 30, 2012, included in restricted cash on the condensed consolidated balance sheet is $5.3 million related to margin posted for Futures Contracts as well as $187.8 million of restricted cash related to interest rate swap contracts. As of December 31, 2011, we had $5.9 million of restricted cash related to margin posted for Futures Contracts and $141.3 million of restricted cash related to interest rate swap contracts.

The following table presents information about interest rate swap contracts, swaptions and Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	(dollars in thousands)
	Notional Amount	Net Fair Value (1)	Notional Amount	Net Fair Value (1)
Interest rate Swap contracts	$5,990,000	$(150,650)	$2,765,000	$(116,435)
Interest rate swaptions	800,000	8,651	-	-
Futures Contracts	121,000	(4,916)	131,000	(5,292)
Totals	$6,911,000	$(146,915)	$2,896,000	$(121,727)

(1) See Note 6, “Fair Value of Financial Instruments” for additional discussion.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the location and information regarding our derivatives which are included in total other (loss) income in the accompanying condensed consolidated statements of operations for the quarters and six months ended June 30, 2012 and June 30, 2011.

		Loss Recognized in Income (dollars in thousands)
		For the Quarters Ended		For the Six Months Ended
Derivatives	Location on condensed consolidated statements of operations	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$1,928	$356	$2,859	$567
Interest expense	Realized loss on derivatives	(13,756)	(6,107)	(23,946)	(8,128)
Realized gain	Realized loss on derivatives	-	-	-	17
Changes in fair value	Unrealized loss on derivatives	(59,233)	(24,038)	(41,677)	(24,162)
		(71,061)	(29,789)	(62,764)	(31,706)
Interest rate swaptions:
Realized (loss)	Realized loss on derivatives	-	-	-	-
Changes in fair value	Unrealized loss on derivatives	(11,479)	-	(11,479)	-
		(11,479)	-	(11,479)	-
Futures Contracts:
Realized (loss)	Realized loss on derivatives	(572)	(327)	(1,053)	(460)
Changes in fair value	Unrealized loss on derivatives	318	(1,779)	376	(1,921)
		(254)	(2,106)	(677)	(2,381)
Totals		$(82,794)	$(31,895)	$(74,920)	$(34,087)

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

On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly. During the six months ended June 30, 2012 we awarded a total of 655,524 RSUs to members of our Board and employees of ARRM.

RSU transactions for the six months ended June 30, 2012 are summarized below:

	June 30, 2012
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding at January 1, 2012	153,980	$7.91
Granted	655,524	7.13
Vested	(96,322)	7.28
Unvested Awards Outstanding at June 30, 2012	713,182	$7.28

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2012, there was approximately $5.2 million of unearned non-cash stock-based compensation related to the Awards (based on the June 30, 2012 stock price), that we expect to recognize as an expense over the remaining average service period of 4.0 years.

Note 10 - Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2012.

Record Date	Payment Date	Rate per common share		Aggregate amount paid to holders of record (in millions)
January 15, 2012	January 30, 2012	$0.11	*	$11.6
February 15, 2012	February 28, 2012	0.11		15.3
March 15, 2012	March 29, 2012	0.11		19.9
April 15, 2012	April 27, 2012	0.10		17.8
May 15, 2012	May 30, 2012	0.10		18.1
June 15, 2012	June 28, 2012	0.10		18.6

* this amount included $0.006 per common share of taxable income related to the year ended December 31, 2011.

Dividends were not paid on outstanding shares of Series A Preferred Stock for the six months ended June 30, 2012. On July 27, 2012, a cash dividend of $0.2865 per outstanding share of Series A Preferred Stock, or $0.4 million in the aggregate, was paid to holders of record on July 13, 2012 for the period of June 7, 2012 through July 30, 2012. Our condensed consolidated financial statements reflect an accrual of $0.2 million for the June amount payable.

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2012.

Transaction Type	Completion Date	Number of Shares (1)	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80		$70.1
Follow-on public offering	February 8, 2012	29,900,000	6.80		203.0
Equity distribution agreement	February 29, 2012	1,287,570	7.06		8.9
Follow-on public offering	March 8, 2012	35,650,000	6.72		239.2
Issuance of preferred stock	June 7, 2012	1,400,000	25.00		33.8
Equity distribution agreement	January 1, 2012 to June 30, 2012	15,500,000	7.02	(2)	106.5
Dividend Reinvestment and Stock Purchase Plan	January 1, 2012 to June 30, 2012	17,758	6.95	(2)	0.1

(1) Inclusive of over allotment option
(2) This amount is a weighted average price

Note 11 – Income Taxes

We have elected to treat Enterprise as a taxable REIT subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR.

The federal income tax (expense) benefit for the quarter and six months ended June 30, 2012 was ($0.0) million and $0.03 million, respectively. The $0.03 million of federal income tax benefit was a result of a reversal of an over accrual of taxes due in 2011. This accrual was reversed during the first quarter of 2012 when the tax return was filed and all income tax amounts due were paid. Our provision for income taxes for the quarter and six months ended June 30, 2011, was nominal.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 13 “Related Party Transactions,” we are externally managed by ARRM pursuant to an amended and restated management agreement, as further amended and restated on June 18, 2012 (the “Second Amended and Restated Management Agreement”). The Second Amended and Restated Management Agreement, entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Thereafter, the monthly management fee would be 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Operating Leases

We are not party to any agreement for the rental of real property and office space, or any leases for office, computer and other equipment or office furnishings.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third-parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011.

We are not party to any pending, threatened or contemplated litigation.

Note 13 - Related Party Transactions

We are externally managed by ARRM pursuant to the Second Amended and Restated Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Second Amended and Restated Management Agreement became effective on June 18, 2012 and expires after an initial term of 10 years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Under the terms of the Second Amended and Restated Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

•	Advising us with respect to, arrange for and manage the acquisition, financing, management and disposition of, elements of our investment portfolio,
•	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies,
•	Coordinating capital raising activities,
•
Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets  and providing administrative and managerial services in connection with our day-to-day operations and

•	Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.

For the quarter and six months ended June 30, 2012, we incurred $4.3 million and $7.8 million in management fees to ARRM, respectively. For the quarter and six months ended June 30, 2011, we incurred $1.5 million and $2.3 million in management fees to ARRM, respectively.

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

Note 15 – Subsequent Events

Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

On July 9, 2012, we filed a registration statement on Form S-3ASR. This automatic shelf registration statement permits us to issue and sell, from time to time, shares of our common stock, preferred stock, warrants, depositary shares and debt securities, which may consist of debentures, notes, or other types of debt, in one or more offerings. We will provide specific terms of each offering and issuance of these securities, such as when we sell the securities, the amounts of securities we will sell and the prices and other terms on which we will sell them, in a prospectus supplement. We may offer and sell these securities to or through one or more underwriters, dealers and agents, or directly to purchasers, on a continuous or delayed basis.

On July 13, 2012, we completed an underwritten follow-on public offering of 40,000,000 shares of common stock at a price of $7.06 per share. The underwriters fully exercised the over-allotment option for 6,000,000 additional shares. Net proceeds were $324.6 million, net of issuance costs of approximately $0.2 million.

On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000,000 shares of our Series A Preferred Stock in at-the-market transactions. As of July 30, 2012, 68,003 shares have been issued under this agreement.

On July 27, 2012, a cash dividend of $0.2865 per outstanding share of Series A Preferred Stock, or $0.4 million in the aggregate, was paid to holders of record on July 13, 2012.

On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 22,500,000 shares of our common stock and up to 2,000,000 shares of our Series A Preferred Stock. As of July 31, 2012, no shares have been issued under this agreement.

On July 30, 2012, a cash dividend of $0.10 per common share, or $23.4 million in the aggregate, was paid to holders of record on July 16, 2012.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our stock.

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

Overview

We are an externally managed Maryland corporation organized in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities (“RMBS”). These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”).  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of Agency Securities. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (“the Code”). We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoid regulation as an investment company.

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT. In addition, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with U.S. generally accepted accounting principles (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

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

Our Manager

We are externally managed by ARRM pursuant to an amended and restated management agreement as further amended and restated on June 18, 2012 (the “Second Amended and Restated Management Agreement”) (see Note 12 to the condensed consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Second Amended and Restated Management Agreement became effective on June 18, 2012 and expires after an initial term of 10 years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the Second Amended and Restated Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Thereafter, the monthly management fee would be 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.

 ARRM is entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

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

U.S. Government Market Intervention

The U.S. Federal Reserve’s (“the Fed”) program to purchase Agency Securities which had commenced in January 2009 and was terminated on March 31, 2010 has a significant impact on market prices. In total, $1.3 trillion of Agency Securities were purchased. In addition, through the course of 2009, the U.S. Treasury purchased $250.0 billion of Agency Securities. An effect of these purchases has been an increase in the prices of Agency Securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of Agency Securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining Agency Securities with sales up to $10.0 billion per month, subject to market conditions. It is unclear how these sales will affect market conditions and pricing. On September 21, 2011, the U.S. Federal Reserve announced that it will begin reinvesting principal payments from its holdings of Agency Debt and Agency Securities.

Financial Regulatory Reform Bill and Other Government Activity

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act, (“the Act”) pursuant to the exemption provided by Section 3(c)(5)(C) for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the Securities and Exchange Commission  issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in mortgage backed securities (“MBS”) and rely on the exemption from registration under Section 3(c)(5)(C) of the Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the Act, either of which could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

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

Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency Securities and interest rate swap contracts as much of the bill’s implementation has not yet been defined by the regulators.

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

In September 2011, the White House announced work on a major initiative to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the Federal Housing Finance Agency, (“FHFA”) announced changes to the Home Affordable Refinance Program, (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. In addition, the expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates. We do not expect this announcement to have a significant impact on our results of operations.

On January 4, 2012, the Fed released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for contemplating certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators.

Credit Market Disruption and Current Conditions

During the past few years, the residential housing and mortgage markets in the U.S. have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements. While these markets have recovered a great deal, further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency Securities and other high quality RMBS.

 Despite modest economic expansion during the first quarter of 2012, signs of decline remain evident in job growth, housing, and inflation.   While the first quarter of 2012 U.S. economic performance reflected an upward trend in job growth and U.S. real gross domestic product, preliminary second quarter results reflect a slowing in the first quarter improvements, notably in job growth and the unemployment rate, which, in May, remained unchanged at 8.2% in March.  Consumer price inflation also declined, reflecting decreases in crude oil and gasoline prices. Expectations of long-run inflation are projected to be subdued, at or below 2% due to a slightly increased unemployment rate as well as anchored long run inflation projections. Overall consensus by participating members of the Federal Open Market Committee (FOMC) suggests that the economy continues to grow modestly, however, not at the rate anticipated, confirming the need to reaffirm the target range for the federal funds rate at or near zero through 2014.

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

 Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 LIBOR and repurchase market rates have varied greatly and often have been significantly higher than the target and the Effective Federal Funds Rate. The difference between 30-day LIBOR and the Effective Federal Funds Rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result.

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate for the quarterly periods presented.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
June 30, 2012	0.25%	0.09%
March 31, 2012	0.24	0.09
December 31, 2011	0.30	0.04
September 30, 2011	0.24	0.06
June 30, 2011	0.19	0.07

Results of Operations

As a result of our continued equity raising efforts, our earnings as reported in our condensed consolidated financial statements, particularly on a per share basis, may take time to reach a level in which we consider to be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful and may be misleading.

Net Income summary

Our primary source of income is the interest income we earn on our investment portfolio. Our net (loss) income for the quarter and six months ended June 30, 2012 (related) available to common stockholders was ($13.8) million and $51.5 million, respectively, or ($0.08) and $0.33 per basic and  ($0.08) and $0.32 per diluted weighted average common share, respectively. These results compare to net (loss) income of ($7.3) million and $1.3 million, respectively, (related) available to common stockholders or, ($0.14) and $0.03 per basic and diluted weighted average common share for the quarter and six months ended June 30, 2011. The main drivers of the difference were the increased equity capital resources from 2011 through the six months ended June 30, 2012 and the implementation of our investment strategy, offset by unrealized losses from our derivatives and increased management fees.

As of June 30, 2012 and December 31, 2011, our Agency Securities portfolio was purchased at a net premium to par value with a weighted average amortized cost, of 104.77% and 104.23% respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
June 30, 2012	2.97%	0.82%	2.15%	0.39%
March 31, 2012	3.04	0.81	2.23	0.34
December 31, 2011	2.60	0.98	1.62	0.35
September 30, 2011	3.11	0.93	2.18	0.27
June 30, 2011	3.35	0.99	2.36	0.28

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended June 30, 2012, was 9.1% on a Constant Prepayment Basis compared to 9.3% for the quarter ended June 30, 2011.

 Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.09% and LIBOR was 0.25% at June 30, 2012. During the quarter and six months ended June 30, 2012 we realized losses of $12.4 million and $22.1 million, respectively, related to our derivatives. During the quarter and six months ended June 30, 2011 we realized losses of $6.1 million and $8.0 million, respectively, related to our derivatives. We increased our total interest rate swap contracts aggregate notional balance from $2.8 billion at December 31, 2011 to $6.0 billion at June 30, 2012, with, a weighted average swap rate of 1.1% and a weighted average term of 51 months. During the quarter ended June 30, 2012 we entered into interest rate swaptions with an aggregate notional balance of $0.8 billion, with an underlying weighted average swap rate of 1.9% and a weighted average term of 10 months. We had not entered into any interest rate swaptions as of December 31, 2011. We decreased our total Eurodollar Future Contracts (“Futures Contracts”) notional amount from $131.0 million at December 31, 2011 to $121.0 million at June 30, 2012, with a weighted average swap equivalent rate of 1.8% and weighted average term of 23 months as of June 30, 2012.

Net Interest Income

Our net interest income for the quarter and six months ended June 30, 2012 was $75.1 million and $130.9 million, respectively compared to $26.8 million and $38.9 million, respectively for the quarter and six months ended June 30, 2011. The continued growth of our net interest income is due to the completion of equity raises in the six months ended June 30, 2012. The proceeds from these equity raises were invested in Agency Securities, creating a larger investment portfolio able to generate increasing levels of interest income. As of June 30, 2012 and December 31, 2011, our portfolio of Agency Securities consisted of $13.3 billion and $5.4 billion of securities, respectively.

Gains and Losses on Sale of Agency Securities

During the quarter ended June 30, 2012 we did not sell any Agency Securities. However, we realized a loss on sale of Agency Securities of $1.3 million. $1.1 million of this amount is due to the bankruptcy of a counterparty to a repurchase agreement and the remaining $0.2 million is a reduction of the first quarter realized gains due to factor updates. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement. During the six months ended June 30, 2012 we sold $0.2 billion of Agency Securities resulting in a realized gain of $5.0 million. We did not sell any Agency Securities during the quarter and six months ended June 30, 2011.

Operating Expenses

Our total operating expenses for the quarter and six months ended June 30, 2012, were $5.7 million and $10.5 million, respectively as compared to $2.1 million and $3.5 million, respectively for the quarter and six months ended June 30, 2011. The increase in operating expenses from 2011 to 2012 is primarily due to two factors. The first factor being increased management fees. As we continue to successfully raise capital our management fee continues to increase because it is linked directly to equity raises. The second factor is an increase in professional fees and operating costs to support our current portfolio.

Taxable Income

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of our accompanying condensed consolidated balance sheets) as of June 30, 2012, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes and not our net income computed in accordance with GAAP as reported in our condensed consolidated financial statements. Accordingly, we may be required to pay out more in dividends than we have calculated in distributable earnings on a GAAP basis.

For the quarter and six months ended June 30, 2012 our estimated REIT taxable income was approximately $56.8 million and $104.4 million, respectively. The most significant difference between GAAP and tax income was the unrealized loss on derivatives which is reflected in GAAP earnings but does not decrease REIT taxable income.

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

The tables below summarize certain characteristics of our Agency Securities for the periods presented (dollars in thousands).

Agency Securities:

Quarter ended	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal
June 30. 2012	$12,561,600	$599,264	$13,160,864	104.77%	$13,328,514	106.11%
March 31, 2012	11,550,912	532,588	12,083,500	104.61	12,137,554	105.08
December 31, 2011	5,128,230	216,697	5,344,927	104.23	5,393,675	105.18
September 30, 2011	5,675,822	236,695	5,912,517	105.29	5,975,823	105.29
June 30, 2011	5,028,223	197,865	5,226,088	103.94	5,258,400	104.58

Adjustable and Hybrid Adjustable Rate Agency Securities:

Quarter ended	Principal Amount	Weighted Average Coupon	Weighted Average Months to Reset	Percentage of Total Agency Securities
June 30, 2012	$2,685,281	$3.71	$75	21.4%
March 31, 2012	2,514,725	3.72	73	21.8
December 31, 2011	2,681,911	3.72	76	52.2
September 30, 2011	2,858,964	3.71	75	50.2
June 30, 2011	2,671,472	3.65	62	53.0

Fixed Rate Agency Securities:

Quarter ended	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
June 30, 2012	$9,876,319	$3.62	217	78.6%
March 31, 2012	9,036,187	3.64	219	78.2
December 31, 2011	2,446,319	3.97	188	47.8
September 30, 2011	2,816,858	4.00	172	49.8
June 30, 2011	2,356,751	4.11	174	47.0

The following table shows the average principal repayment rate for those securities which have settled for the quarterly periods presented.

Quarter ended	Average Quarterly Principal Repayment Rate
June 30, 2012	9.1%
March 31, 2012	11.4
December 31, 2011	19.3
September 30, 2011	12.4
June 30, 2011	9.3

As of June 30, 2012, our Agency Security portfolio consisted of approximately $13.3 billion in market value of Agency Securities with initial fixed-interest rate periods of three, five, seven, ten, fifteen and twenty years.

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

As of June 30, 2012 and December 31, 2011, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 75 months and 76 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 26 of which we had done repurchase trades with as of June 30, 2012 and 23 of which we had done repurchases trades with as of December 31, 2011. We had outstanding balances under our repurchase agreements as of June 30, 2012 and December 31, 2011 of $12.1 billion and $5.3 billion, respectively.

Derivative Instruments

We generally intend to hedge as much of our interest rate risk as our manager deems prudent in light of market conditions and the associated costs. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages (“ARMs”). For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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
•
the value of derivatives may be adjusted from time to time in accordance with GAAP to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our net income or increase any net loss.

As of June 30, 2012 and December 31, 2011, we had interest rate swap contracts with an aggregate notional balance of $6.0 billion and $2.8 billion, respectively.  As of June 30, 2012 we had entered into interest rate swaptions with an aggregate notional balance of $0.8 billion. We had not entered into any interest rate swaptions as of December 31, 2011. In addition, as of June 30, 2012 and December 31, 2011, we had purchased or sold Futures Contracts with an aggregate notional balance of $121.0 million and $131.0 million, respectively, traded in 771 and 1,033 individual contracts, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the six months ended June 30, 2012, the change in the fair value of our derivative positions decreased by $25.2 million and the unrealized change in the fair value of our Agency Securities increased by $124.0 million. For the six months ended June 30, 2011, the unrealized change in the fair value of our derivative positions decreased by $33.5 million and the unrealized change in the fair value of our Agency Securities increased by $36.5 million.

Liquidity and Capital Resources

For the six months ended June 30, 2012 we issued 92,705,328 shares of common stock and raised additional net common equity of approximately $627.8 million. For the six months ended June 30, 2012 we issued 1,400,000 shares 8.250% of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and raised net preferred equity of approximately $33.8 million. These changes were material to our company and significantly affect the results we report. We believe that the timing for additional investment, in both assets and liabilities, was appropriate and beneficial to our long-term performance. In addition, our effective percentage management fee is reduced and there are further economies of scale that also are reached as our managed assets grow. As we invest the proceeds of our offerings, we are methodical, at times purchasing our assets with forward settlements up to 90 days in the future, in order to minimize purchase price.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the six months ended June 30, 2012, we purchased $8.7 billion current face amount of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the six months ended June 30, 2012, we received cash of $0.8 billion from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $661.6 million from equity issuances, including our dividend reinvestment and stock purchase plan (“DRIP”) and $33.8 million of proceeds from the issuance of 1,400,000 shares of Series A Preferred Stock during the six months ended June 30, 2012. We had a net cash increase from our repurchase agreements of $6.8 billion for the six months ended June 30, 2012 and made cash interest payments of approximately $46.0 million on our liabilities for the six months ended June 30, 2012. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. This required an additional $45.9 million of cash to be maintained in a restricted account with our counterparties  for the six months ended June 30, 2012.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets. As of June 30, 2012 we have Master Repurchase Agreements (“MRAs”), which are uncommitted repurchase facilities, with 31 lending counterparties to finance our portfolio, subject to certain conditions and have borrowings outstanding with 26 of these counterparties.

Repurchase Facilities

The following table represents the contractual repricing information regarding our repurchase agreements as of June 30, 2012 and December 31, 2011.

			June 30, 2012	December 31, 2011
			(dollars in thousands)
Within 30 days			$7,823,536	$4,068,197
31 days	to	60 days	2,038,459	1,111,480
61 days	to	90 days	1,707,767	156,285
Greater than 90 days			542,824	-
Total			$12,112,586	$5,335,962

As of June 30, 2012 and December 31, 2011, the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount, which we also refer to as the haircut, under all our repurchase agreements was approximately 4.8% and 5.0%, respectively. Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

The residential mortgage market in the U.S. experienced difficult economic conditions over the last several years including:

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

Financial sector volatility can also lead to increased demand and prices for high quality debt securities, including Agency Securities. While increased prices may increase the value of our Agency Securities, higher values may also reduce the return on reinvestment of capital, thereby lowering our future profitability.

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

We experience margin calls in the ordinary course of our business and under certain conditions, such as during a period of declining market value for Agency Securities and, we may experience margin calls monthly or more frequently. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity, although we are not limited to that range. At June 30, 2012 and December 31, 2011, our total borrowings were approximately $12.1 billion and $5.3 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 8.92:1 and 8.52:1, respectively.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our equity, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our Second Amended and Restated Management Agreement, fund our distributions to stockholders and general corporate expenses.

We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our long-term (greater than one year) liquidity. Such financing will depend on market conditions for capital raises and for the investment of any proceeds.

Stockholder’s Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2012.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2012	January 30, 2012	$0.11*	$11.6
February 15, 2012	February 28, 2012	0.11	15.3
March 15, 2012	March 29, 2012	0.11	19.9
April 15, 2012	April 27, 2012	0.10	17.8
May 15, 2012	May 30, 2012	0.10	18.1
June 15, 2012	June 28, 2012	0.10	18.6

* this amount included $0.006 per common share of taxable income related to the year ended December 31, 2011.

Dividends were not paid on outstanding shares of Series A Preferred Stock for the six months ended June 30, 2012. . On July 27, 2012, a cash dividend of $0.2865 per outstanding share of Series A Preferred Stock, or $0.4 million in the aggregate, was paid to holders of record on July 13, 2012 for the period of June 7, 2012 through July 30, 2012. Our condensed consolidated financial statements reflect an accrual of $0.2 million for the June amount payable.

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2012.

Transaction Type	Completion Date	Number of Shares (1)	Per Share price	Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80	$70.1
Follow-on public offering	February 8, 2012	29,900,000	6.80	203.0
Equity distribution agreement	February 29, 2012	1,287,570	7.06	8.9
Follow-on public offering	March 8, 2012	35,650,000	6.72	239.2
Issuance of Series A Preferred Stock	June 7, 2012	1,400,000	25.00	33.8
Equity distribution agreement	January 1, 2012 to June 30, 2012	15,500,000	7.02(2)	106.5
DRIP share issuance	January 1, 2012 to June 30, 2012	17,758	6.95(2)	0.1

(1) Inclusive of over allotment option
(2) This amount is a weighted average price

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2012 and December 31, 2011, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit-quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

ARM-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM-related asset’s interest rate can change during any given period. ARM securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage related assets could be limited. This exposure would be magnified to the extent we acquire fixed rate Agency Securities or ARM securities that are not fully indexed. Further, some ARM-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARM-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our stock. Most of our adjustable rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2012 and December 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of June 30, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(0.46)%	(1.17)%
0.50	6.23	(0.89)
(0.50)	(2.90)	(1.39)
(1.00)	(22.59)	(1.90)

As of December 31, 2011

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(9.79)%	0.08%
0.50	1.35	0.19
(0.50)	8.91	(0.41)
(1.00)	(7.53)	(0.94)

While the table above reflects the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

The above table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2012 and December 31, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the stockholders’ equity section of our condensed consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our net book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officer (“Co-CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on June 30, 2012. Based on their participation in that evaluation, our Co-CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Co-CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2012	ARMOUR RESIDENTIAL REIT, INC.
/s/ Scott J. Ulm
Scott J. Ulm
Co-Chief Executive Officer, Chief Investment Officer, Head of Risk Management and Co-Vice Chairman (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (2)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (3)
3.4	Articles Supplementary of 1,610,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (4)
3.5	Articles Supplementary of 6,000,000 shares of 8.250% series A Cumulative Redeemable Preferred Stock (5)
3.6	Amended Bylaws (6)
10.1	Second Amended and Restated Management Agreement, dated June 18, 2012, between ARMOUR and ARRM (7)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (8)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (8)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (8)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.4 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

(2)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on August 8, 2011.

(3)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current report on Form 8-K filed with the SEC on December 1, 2011.

(4)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current report on Form 8-K filed with the SEC on June 6, 2012

(5)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current report on Form 8-K filed with the SEC on July 13, 2012

(6)	Incorporated by reference to Exhibit 3.5 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.

(7)	Incorporated by reference to Exhibit 10.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on June 22, 2012.

(8)	Filed herewith

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.