Form 10-Q
period 2012-09-30
Armour Residential REIT, Inc.
filed 2012-11-01
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

(772) 617-4340

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of outstanding shares of the Registrant's common stock as of October 29, 2012 was 309,004,524.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

(Unaudited)

Assets	September 30, 2012	December 31, 2011
Cash	$727,306	$252,372
Restricted cash	237,789	147,199
Agency securities, available for sale, at fair value (including pledged assets of $20,846,817 and $5,225,234)	22,114,875	5,393,675
Receivable for unsettled securities	357,218	382,931
Derivatives, at fair value	8,069	-
Principal payments receivable	10,799	12,493
Accrued interest receivable	60,548	18,637
Prepaid and other assets	742	440
Total Assets	$23,517,346	$6,207,747

Liabilities and Stockholders' Equity
Liabilities:
Repurchase agreements	$19,826,988	$5,335,962
Payable for unsettled securities	1,036,450	117,885
Derivatives, at fair value	198,398	121,727
Accrued interest payable	9,302	2,154
Accounts payable and accrued expenses	3,157	2,663
Dividends payable	103	750
Total Liabilities	21,074,398	5,581,141

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 1,785,000 8.250% Series A Cumulative Preferred Stock issued and outstanding at September 30, 2012 and none issued and outstanding at December 31, 2011	2	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 308,972,403 and 95,436,949 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	309	95
Additional paid-in capital	2,220,417	678,641
Accumulated deficit	(180,430)	(100,878)
Accumulated other comprehensive income	402,650	48,748
Total Stockholders' Equity	2,442,948	626,606
Total Liabilities and Stockholders' Equity	$23,517,346	$6,207,747

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest Income:
Interest income, net of amortization of premium	$116,693	$39,665	$265,660	$82,293
Interest expense:
Repurchase agreements	(19,222)	(3,451)	(37,258)	(7,158)
Net interest income	97,471	36,214	228,402	75,135
Other (Loss) Income:
Realized gain on sale of agency securities	15,062	6,444	20,110	6,444
Other income	-	-	1,043	-
Subtotal	15,062	6,444	21,153	6,444
Realized loss on derivatives (1)	(18,914)	(8,421)	(41,055)	(16,425)
Unrealized loss on derivatives	(31,486)	(65,808)	(84,265)	(91,891)
Subtotal	(50,400)	(74,229)	(125,320)	(108,316)
Total other (loss)	(35,338)	(67,785)	(104,167)	(101,872)
Expenses:
Management fee	5,545	2,191	13,356	4,441
Professional fees	472	270	1,408	883
Insurance	85	60	189	164
Compensation	426	135	1,417	406
Other	660	243	1,331	504
Total expenses	7,188	2,899	17,701	6,398
Net income (loss) before taxes	54,945	(34,470)	106,534	(33,135)
Income tax (expense) benefit	(3)	(2)	27	(14)
Net Income (Loss)	$54,942	$(34,472)	$106,561	$(33,149)
Dividends declared on preferred stock	(804)	-	(964)	-
Net Income (Loss) available (related) to common stockholders	$54,138	$(34,472)	$105,597	$(33,149)
Net income (loss) available (related) per share to common stockholders:
Basic	$0.20	$(0.44)	$0.54	$(0.63)
Diluted	$0.20	$(0.44)	$0.54	$(0.63)
Dividends per common share	$0.30	$0.36	$0.92	$1.06
Weighted average common shares outstanding:
Basic	269,325	78,360	195,272	52,863
Diluted	270,010	78,360	196,287	52,863

(1)

Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (dollars in thousands)

(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income (Loss)	$54,942	$(34,472)	$106,561	$(33,149)
Other comprehensive income :
Reclassification adjustment for realized gain on sale of Agency Securities	(15,062)	(6,444)	(20,110)	(6,444)
Net unrealized gain on available for sale securities	250,062	37,438	374,012	73,981
Other comprehensive income	235,000	30,994	353,902	67,537
Comprehensive Income (Loss)	$289,942	$(3,478)	$460,463	$34,388

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock			Common Stock
	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Total Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	-	$-	$-	95,437	$95	$678,641	$678,641	$(100,878)	$48,748	$626,606
Preferred dividends declared	-	-	-	-	-	-	-	(964)	-	(964)
Common dividends declared	-	-	-	-	-	-	-	(185,149)	-	(185,149)
Issuance of Preferred stock, net	1,785	2	43,302	-	-	-	43,302	-	-	43,304
Issuance of common stock, net	-	-	-	213,460	213	1,497,949	1,497,949	-	-	1,498,162
Stock based compensation, net of withholding requirements	-	-	-	75	1	525	525	-	-	526
Net income	-	-	-	-	-	-	-	106,561	-	106,561
Other comprehensive income	-	-	-	-	-	-	-	-	353,902	353,902
Balance, September 30, 2012	1,785	$2	$43,302	308,972	$309	$2,177,115	$2,220,417	$(180,430)	$402,650	$2,442,948

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$106,561	$(33,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	71,168	17,636
Unrealized loss on derivatives	68,603	91,891
Realized gain on sale of Agency Securities	(20,110)	(6,444)
Stock based compensation	526	102
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(41,660)	(15,012)
(Increase) decrease in prepaid income taxes and other assets	(333)	388
Increase in accrued interest payable	7,148	16,823
Increase in accounts payable and accrued expenses	1,861	994
Net cash provided by operating activities	193,764	73,229
Cash Flows From Investing Activities:
Purchases of Agency Securities	(18,916,083)	(5,352,969)
Principal repayments of Agency Securities	1,574,116	426,474
Proceeds from sales of Agency Securities	1,869,332	512,657
Increase in restricted cash	(90,590)	(125,244)
Net cash used in investing activities	(15,563,225)	(4,539,082)
Cash Flows From Financing Activities:
Issuance of preferred stock, net of expenses	43,041	-
Issuance of common stock, net of expenses	1,498,157	489,401
Proceeds from repurchase agreements	92,966,646	28,660,677
Principal repayments on repurchase agreements	(78,476,690)	(24,410,828)
Preferred dividends paid	(964)	-
Common dividends paid	(185,795)	(58,255)
Net cash provided by financing activities	15,844,395	4,680,995
Net increase in cash	474,934	215,142
Cash - beginning of period	252,372	35,344
Cash - end of period	$727,306	$250,486
Supplemental Disclosure:
Cash paid during the period for interest	$61,245	$5,844
Non-Cash Investing and Financing Activities:
Receivable for unsettled security sales	$357,218	$-
Payable for unsettled security purchases	$1,036,450	$475,109
Unrealized gain on investment in available for sale securities	$374,012	$67,536
Amounts receivable for issuance of common stock	$5	$4
Amounts receivable for issuance of preferred stock	$263	$-
Common dividends declared, to be paid in subsequent period	$-	$9

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of Agency Securities and derivative instruments.

Note 2 - Organization and Nature of Business Operations

Business

References to “we”, “us”, “our”, "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which is a wholly-owned subsidiary of ARMOUR.

We are an externally managed Maryland corporation organized in 2008, managed by ARRM (see Note 14 “Related Party Transactions” for additional discussion). We invest primarily in fixed rate, hybrid adjustable rate and adjustable rate residential mortgage backed securities. These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). As of September 30, 2012, Agency Securities account for 100% of our portfolio. It is expected that the percentage will continue to be 100% or close thereto. From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Cash

The following table presents information related to margin collateral (held) posted for Agency Securities, interest rate swap contracts and Eurodollar Futures Contracts (“Futures Contracts”) which are included in restricted cash on the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
	Fair Value (1)	Fair Value (1)
Agency Securities	$(14,426)	$-
Interest rate swap contracts	247,278	141,326
Futures Contracts	4,937	5,873
Totals	$237,789	$147,199

(1) See Note 6, “Fair Value of Financial Instruments” for additional discussion.

Agency Securities, at Fair Value

We invest primarily in Agency Securities. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. As of September 30, 2012, all of our financial instrument investments consist of Agency Securities, hedging and other derivative instruments related to the foregoing investments.

We generally intend to hold most of our Agency Securities for long-term periods. We may, from time to time, sell any of our Agency Securities as part of the overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of September 30, 2012, all of our Agency Securities were classified as available for sale. Agency securities classified as available for sale are reported at their estimated fair values, based on fair values obtained from third-party sources, with unrealized gains and losses excluded from earnings and reported as part of the separate condensed consolidated statements of comprehensive income. Agency securities transactions are recorded on the trade date and are valued using third-party pricing services and dealer quotes.

We evaluate securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment for the quarters and nine months ended September 30, 2012 and September 30, 2011.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value on our condensed consolidated balance sheets. We do not designate our derivative activities as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our condensed consolidated statements of operations currently. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivative activities as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

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

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. Government. While it is hoped that the conservatorship will help stabilize Freddie Mac's and Fannie Mae's losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency Securities.  On August 5, 2011, Standard & Poor's Corporation downgraded the U.S.'s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac's credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S.'s credit rating downgrade and Fannie Mae and Freddie Mac's credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

Market Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed.

Preferred Stock

At September 30, 2012, we were authorized to issue up to 25,000,000 shares of preferred stock, par value $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610,000 shares of the 25,000,000 authorized preferred stock as 8.250% Series A Cumulative Preferred Shares (“Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000,000 shares of Series A Preferred Stock. On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000,000 shares of Series A Preferred Stock. At September 30, 2012 there were 9,610,000 shares designated as Series A Preferred Stock. At September 30, 2012, we had issued and outstanding 1,785,000 shares of Series A Preferred Stock, with a par value $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock and Warrants

At September 30, 2012, we were authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 308,972,403 shares of common stock issued and outstanding at September 30, 2012. At September 30, 2012, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

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

Our management is responsible for determining whether a tax position taken by us is more likely than not to be sustained on its merits. We have no material unrecognized tax benefits and have not recognized in the accompanying condensed consolidated financial statements any interest or penalties related to income taxes. Should any such interest and penalties be recognized, they will be included in interest expense and other expenses, respectively. None of our income tax returns have been examined by federal, state or local authorities; therefore our 2009, 2010 and 2011 federal and state tax returns remain open for examination.

Note 4 - Recent Accounting Pronouncements

Accounting Standards Adopted in 2012

We adopted recent amendments to authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2011 related to the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. We maintain effective control of our assets financed by repurchase agreements therefore, this update had no effect on our condensed consolidated financial statements.

We adopted recent amendments to authoritative guidance issued by FASB in May 2011 to establish common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. We generally do not hold Level 3 assets and therefore, this update had no significant effect on our condensed consolidated financial statements.

We adopted recent amendments to authoritative guidance issued by FASB in June and December 2011 providing for the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update resulted in additional disclosure but had no significant effect on our condensed consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In December 2011, the FASB issued amendments to authoritative guidance requiring entities that have financial instruments and derivative instruments to disclose information about offsetting and related arrangements. The disclosures required under this amended guidance are intended to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of offset associated with certain financial instruments and derivative instruments. The provisions of these amendments are effective for annual periods beginning after January 1, 2013. We anticipate the adoption of these amendments may change the presentation of our financial statements and related disclosures.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. As of September 30, 2012 and December 31, 2011, investments in Agency Securities accounted for 100% of our portfolio.

 As of September 30, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of September 30, 2012 are also presented below.

September 30, 2012	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(dollars in thousands)
Principal Amount	$14,408,545	$5,899,771	$318,873	$20,627,189
Net unamortized premium	755,692	314,606	14,738	1,085,036
Amortized cost	15,164,237	6,214,377	333,611	21,712,225

Unrealized gains	274,057	122,875	6,985	403,917
Unrealized losses	(1,057)	(210)	-	(1,267)
Fair value	$15,437,237	$6,337,042	$340,596	$22,114,875

September 30, 2012	Adjustable Rate	Fixed Rate	Total Agency Securities
	(dollars in thousands)
Principal Amount	$2,234,747	$18,392,442	$20,627,189
Net unamortized premium	92,613	992,423	1,085,036
Amortized cost	2,327,360	19,384,865	21,712,225

Unrealized gains	46,143	357,774	403,917
Unrealized losses	(9)	(1,258)	(1,267)
Fair value	$2,373,494	$19,741,381	$22,114,875

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

The following table summarizes the weighted average lives of our Agency Securities as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	(dollars in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$11,083	$10,777	$179	$179
Greater than one year and less than five years	22,096,782	21,694,580	5,274,072	5,226,255
Greater than or equal to five years	7,010	6,868	119,424	118,493
Total Agency Securities	$22,114,875	$21,712,225	$5,393,675	$5,344,927

We use a third-party model to calculate the weighted average life of Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of the Agency Securities as of September 30, 2012 and December 31, 2011 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management's judgment and experience. The actual weighted average lives of the Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011.

	Unrealized Loss Position For: (dollars in thousands)
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012	$666,322	$(1,257)	$1,164	$(10)	$667,486	$(1,267)
December 31, 2011	1,173,098	(3,560)	96,684	(346)	1,269,782	(3,906)

The decline in value of these securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+. The investments are not considered other than temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments and we are not required to sell for regulatory or other reasons. Also, we are guaranteed payment of the principal amount of the securities by the GSEs that created them.

During the quarter and nine months ended September 30, 2012 we sold $1.6 billion and $1.9 billion of Agency Securities resulting in a realized gain of $15.1 million and $20.1 million, respectively. Of the $20.1 million $1.1 million is a loss due to the bankruptcy of a counterparty to a repurchase agreement. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement. During the quarter and nine months ended September 30, 2011 we sold $0.5 billion of Agency Securities resulting in a realized gain of $6.4 million.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Fair Value of Financial Instruments

Our valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from third-party sources, while unobservable inputs reflect management's market assumptions. The ASC Topic No. 820 “Fair Value Measurement” classifies these inputs into the following hierarchy:

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

Cash and restricted cash - Cash includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at the time of purchase. The carrying amount of cash is deemed to be its fair value. Restricted cash includes cash held by counterparties as collateral. Our cash balances are classified as Level 1 and our restricted cash balances are classified as Level 2.

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At September 30, 2012 and December 31, 2011, all of our Agency Security values were based solely on third-party sources and therefore were classified as Level 2.

Repurchase Agreements - The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements. The fair value of the repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments. Our repurchase agreements are classified as Level 1.

Derivative Transactions - The fair values of our Futures Contracts are based on closing prices on the Chicago Mercantile Exchange (“CME”). The fair values of our interest rate swap contracts and interest rate swaptions are valued using third-party pricing services that incorporates common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly represented. Our Futures Contracts are classified as Level 1 and the fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
	(dollars in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$22,114,875	$-	$22,114,875
Derivatives, at fair value	$-	$8,069	$-	$8,069
Liabilities at Fair Value:
Derivatives, at fair value	$4,656	$193,742	$-	$198,398

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(dollars in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$5,393,675	$-	$5,393,675
Liabilities at Fair Value:
Derivatives, at fair value	$5,292	$116,435	$-	$121,727

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities as of September 30, 2012 and December 31, 2011.

	At September 30, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets:
Cash	$727,306	$727,306	$727,306	$-	$-
Restricted Cash	237,789	237,789	-	237,789	-
Receivable for unsettled securities	357,218	357,218	-	357,218	-
Principal payments receivable	10,799	10,799	-	10,799	-
Accrued interest receivable	60,548	60,548	-	60,548	-
Financial Liabilities:
Repurchase agreements	$19,826,988	$19,826,988	$-	$19,826,988	$-
Payable for unsettled securities	1,036,450	1,036,450	-	1,036,450	-
Accrued interest payable	9,302	9,302	-	9,302	-

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At December 31, 2011		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Assets:
Cash	$252,372	$252,372	$252,372	$-	$-
Restricted Cash	147,199	147,199	-	147,199	-
Receivable for unsettled securities	382,931	382,931	-	382,931	-
Principal payments receivable	12,493	12,493	-	12,493	-
Accrued interest receivable	18,637	18,637	-	18,637	-
Financial Liabilities:
Repurchase agreements	$5,335,962	$5,335,962	$-	$5,335,962	$-
Payable for unsettled securities	117,885	117,885	-	117,885	-
Accrued interest payable	2,154	2,154	-	2,154	-

Note 7 - Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Within 30 days	$9,925,408	$4,068,197
31 days to 60 days	5,679,332	1,111,480
61 days to 90 days	2,933,517	156,285
Greater than 90 days	1,288,731	-
Total	$19,826,988	$5,335,962

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Number of MRA's	32	29
Number of counterparties with repurchase agreements outstanding	26	23
Weighted average maturity in days	39	18
Weighted average contractual rate	0.43%	0.37%
Haircut for repurchase agreements (1)	4.8%	5.0%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Note 8 - Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions as well as purchasing or selling Futures Contracts. These transactions are designed to lock in funding costs for financing activities associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Our derivative instruments are carried on our condensed consolidated balance sheets, as assets or as liabilities at their fair value. We do not designate our activities as cash flow hedges and as such, we recognize changes in the market value of these transactions through earnings. For the quarter and nine months ended September 30, 2012, we recognized unrealized losses of $31.5 million and $84.3 million, respectively related to our derivatives. For the quarter and nine months ended September 30, 2011, we recognized unrealized losses of $65.8 million and $91.9 million, respectively related to our derivatives.

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

Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg.

Our Futures Contracts are traded on the CME which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities and these requirements may vary and change over time based on the market value, notional amount and remaining term of the Futures Contracts.  In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty's transactions would be immediately payable by us pursuant to the applicable agreement.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	(dollars in thousands)
	Notional Amount	Net Fair Value (1)	Notional Amount	Net Fair Value (1)
Interest rate swap contracts	$8,690,000	$(192,120)	$2,765,000	$(116,435)
Interest rate swaptions	1,050,000	6,447	-	-
Futures Contracts	121,000	(4,656)	131,000	(5,292)
Totals	$9,861,000	$(190,329)	$2,896,000	$(121,727)

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

The following table represents the location and information regarding our derivatives which are included in total other loss in the accompanying condensed consolidated statements of operations for the quarters and nine months ended September 30, 2012 and September 30, 2011.

		Loss Recognized in Income (dollars in thousands)
		For the Quarters Ended		For the Nine Months Ended
Derivatives	Location on condensed consolidated statements of operations	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$2,562	$415	$5,421	$983
Interest expense	Realized loss on derivatives	(20,832)	(8,213)	(44,779)	(16,343)
Realized (loss)	Realized loss on derivatives	-	(256)	-	(239)
Changes in fair value	Unrealized loss on derivatives	(25,153)	(64,581)	(66,831)	(88,742)
		(43,423)	(72,635)	(106,189)	(104,341)
Interest rate swaptions:
Changes in fair value	Unrealized loss on derivatives	(6,593)	-	(18,070)	-
		(6,593)	-	(18,070)	-
Futures Contracts:
Realized (loss)	Realized loss on derivatives	(644)	(366)	(1,697)	(826)
Changes in fair value	Unrealized loss on derivatives	260	(1,228)	636	(3,149)
		(384)	(1,594)	(1,061)	(3,975)
Totals		$(50,400)	$(74,229)	$(125,320)	$(108,316)

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

On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly. During the nine months ended September 30, 2012, we awarded a total of 655,524 RSUs to members of our Board and employees of ARRM.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU transactions for the nine months ended September 30, 2012 and September 30, 2011 are summarized below:

	September 30, 2012		September 30, 2011
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	153,980	$7.91	-	-
Granted	655,524	7.13	192,500	7.91
Vested	(138,730)	7.29	(28,890)	7.91
Unvested Awards Outstanding end of period	670,774	$7.28	163,610	$7.91

As of September 30, 2012, there was approximately $5.3 million of unearned non-cash stock-based compensation related to the Awards (based on the September 30, 2012 stock price), that we expect to recognize as an expense over the remaining average service period of 3.7 years.

Note 10 - Stockholders' Equity

Dividends

The following tables present our common stock dividend transactions for the nine months ended September 30, 2012 and September 30, 2011.

September 30, 2012

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2012 (1)	January 30, 2012	$0.11	$11.6
February 15, 2012	February 28, 2012	0.11	15.3
March 15, 2012	March 29, 2012	0.11	19.9
April 16, 2012	April 27, 2012	0.10	17.8
May 15, 2012	May 30, 2012	0.10	18.1
June 15, 2012	June 28, 2012	0.10	18.6
July 16, 2012	July 30, 2012	0.10	23.5
August 15, 2012	August 30, 2012	0.10	30.0
September 14, 2012	September 27, 2012	0.10	31.0

(1) This amount included $0.006 per common share of taxable income related to the year ended December 31, 2011.

September 30, 2011

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2011 (1)	January 28, 2011	$0.12	$2.0
February 15, 2011	February 25, 2011	0.12	3.9
March 15, 2011	March 30, 2011	0.12	3.9
April 15, 2011	April 28, 2011	0.12	5.9
May 15, 2011	May 27, 2011	0.12	5.9
June 15, 2011	June 29, 2011	0.12	8.3
July 15, 2011	July 28, 2011	0.12	9.1
August 15, 2011	August 30, 2011	0.12	9.1
September 15, 2011	September 29, 2011	0.12	10.1

(1) This amount included $0.02 per common share of taxable income related to the year ended December 31, 2010.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2012. There were no Series A Preferred Stock dividend transactions for the nine months ended September 30, 2011.

September 30, 2012

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record (in millions)
July 13, 2012 (1)	July 27, 2012	$0.286500	$0.4
August 15, 2012	August 27, 2012	0.171875	0.3
September 14, 2012	September 27, 2012	0.171875	0.3

(1) This amount included $0.2 million paid to holders of record on July 13, 2012 for the period of June 7, 2012 through June 30, 2012.

Equity Capital Raising Activities

The following tables present our equity transactions for the nine months ended September 30, 2012 and September 30, 2011.

September 30, 2012

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80		$70.1
Follow-on public offering	February 8, 2012	29,900,000	6.80		203.0
Equity distribution agreement	February 29, 2012	1,287,570	7.06		8.9
Follow-on public offering	March 14, 2012	35,650,000	6.72		239.2
Issuance of Series A Preferred Stock	June 7, 2012	1,400,000	25.00		33.8
Follow-on public offering	July 13, 2012	46,000,000	7.06		324.5
Follow-on public offering	August 8, 2012	63,250,000	7.30		461.4
Common equity distribution agreements	January 1, 2012 to September 30, 2012	19,750,000	7.14	(1)	138.2
Preferred equity distribution agreements	January 1, 2012 to September 30, 2012	385,000	25.56	(1)	9.5
Dividend Reinvestment and Stock Purchase Plan	January 1, 2012 to September 30, 2012	7,273,020	7.28	(1)	52.9

(1) Weighted average price

September 30, 2011

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 26, 2011	6,900,000	$7.55		$49.0
Follow-on public offering	February 8, 2011	8,912,500	7.60		64.0
Equity distribution agreement	February 28, 2011 to September 30, 2011	5,212,430	7.39	(1)	37.5
Follow-on public offering	April 13, 2011	17,000,000	7.40		121.1
Follow-on public offering	June 6, 2011	18,400,000	7.40		131.0
Dividend Reinvestment and Stock Purchase Plan	April 7, 2011 to September 30, 2011	11,879,844	7.30	(1)	86.8

(1) Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Income per Common Share

The following table presents a reconciliation of the net income (loss) and the shares used in calculating basic and diluted earnings per share for the quarters and nine months ended September 30, 2012 and September 30, 2011.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income (Loss)	$54,942	$(34,472)	$106,561	$(33,149)
Less: Preferred dividends	(804)	-	(964)	-
Net Income (Loss) available (related) to common stockholders	$54,138	$(34,472)	$105,597	$(33,149)

Weighted average common shares outstanding - basic	269,325	78,360	195,272	52,863
Add: Effect of dilutive non-vested restricted stock awards, assumed vested	685	-	1,015	-
Weighted average common shares outstanding - diluted	270,010	78,360	196,287	52,863

32,500,000 warrants were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarters and nine months ended September 30, 2012 and September 30, 2011.

Note 12 – Income Taxes

We intend to currently distribute all of our REIT taxable income. Accordingly, there is no provision required for ARMOUR's reported GAAP earnings.

We have elected to treat Enterprise as a taxable REIT subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. Because Enterprise is inactive, its taxes are nominal.

Note 13 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, as most recently amended and restated on June 18, 2012 (the “2012 Management Agreement”). The 2012 Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Thereafter, the monthly management fee would be 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. The ARRM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third-parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2012 and December 31, 2011.

We are not party to any pending, threatened or contemplated litigation.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Related Party Transactions

We are externally managed by ARRM pursuant to the 2012 Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The 2012 Management Agreement expires after an initial term of 10 years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Under the terms of the 2012 Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

●	Advising us with respect to, arrange for and manage the acquisition, financing, management and disposition of, elements of our investment portfolio,
●	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies,
●	Coordinating capital raising activities,
●

Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets and providing administrative and managerial services in connection with our day-to-day operations and

●	Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other tjhan the various overhead expenses specified in the terms of the 2012 Management Agreement.

For the quarter and nine months ended September 30, 2012, we incurred $5.6 million and $13.4 million in management fees to ARRM, respectively. For the quarter and nine months ended September 30, 2011, we incurred $2.2 million and $4.4 million in management fees to ARRM, respectively.

Note 15 - Interest Rate Risk

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

Note 16 – Subsequent Events

Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date.

On October 29, 2012, a cash dividend of $0.171875 per outstanding share of Series A Preferred Stock, or $0.3 million in the aggregate, was paid to holders of record on October 15, 2012. We have also announced cash dividends of $0.171875 per outstanding share of Series A Preferred Stock payable November 27, 2012 to holders of record on November 15, 2012 and payable December 27, 2012 to holders of record on December 14, 2012.

On October 30, 2012, a cash dividend of $0.09 per outstanding common share, or $27.9 million in the aggregate, was paid to holders of record on October 15, 2012. We have also announced an expected fourth quarter cash dividend rate of $0.09 per outstanding common share.

On October 30, 2012 our Board approved an amendment to our charter to increase our authorized shares of common stock from 500,000,000 shares to 1,000,000,000 shares and to increase our authorized shares of preferred stock from 25,000,000 shares to 50,000,000 shares. Pursuant to Maryland corporate law and Section 6.1 of our charter, the amendment was approved by our Board and did not require any action by our stockholders. Our charter was amended effectively on October 31, 2012 to increase our authorized shares of common stock from 500,000,000 shares to 1,000,000,000 shares and to increase our authorized shares of preferred stock from 25,000,000 shares to 50,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. In addition, reference should be made to our audited financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains various “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. All forward-looking statements may be impacted by a number of risks and uncertainties, including statements regarding the following subjects:

●	our business and investment strategy;
●	our anticipated results of operations;
●	statements about future dividends;
●	our ability to obtain financing arrangements;
●	our understanding of our competition and ability to compete effectively;
●	market, industry and economic trends; and
●	interest rates.

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

Overview

We are a Maryland corporation formed to invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities (“RMBS”). These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”).  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). As of September 30, 2012, Agency Securities account for 100% of our portfolio. It is expected that the percentage will continue to be 100% or close thereto. On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in non-Agency Securities and respond to changes in GSE policy.

We are externally managed by ARRM, an investment advisor registered with the Securities and Exchange Commission ("SEC"). ARRM is also the external manager of JAVELIN Mortgage Investment Corp. ("JAVELIN"), a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities, non-Agency Securities and other mortgage-related investments. Our Co-Chief Executive Officers ("Co-CEOs"), Scott J. Ulm and Jeffrey J. Zimmer, and Chief Financial Officer ("CFO"), James R. Mountain, also serve as the Co-CEOs and CFO of JAVELIN, respectively. ARRM is an entity affiliated with the executive officers of ARMOUR and JAVELIN.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of Agency Securities. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We intend to qualify and have elected to be taxed as a REIT under the Internal Revenue Code (“the Code”). We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoid regulation as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

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

Prepayments on Agency Securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic and geographic factors beyond our control, as well as policy decisions by Fannie Mae, Freddie Mac, their regulator the Federal Housing Finance Agency (“FHFA”), Ginnie Mae and others. Consequently prepayment rates cannot be predicted with certainty. To the extent we have acquired Agency Securities at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our Agency Securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. The recent climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our use of derivatives to hedge interest rate risk;
●	the REIT requirements; and
●	the requirements to qualify for an exemption under the 1940 Act and other regulatory and accounting policies related to our business.

For a discussion of additional risks relating to our business see “Risk Factors” in Item 1A, the Risk Factors below, and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our Manager

We are externally managed by ARRM pursuant to an amended and restated management agreement as further amended and restated on June 18, 2012 (the “2012 Management Agreement”) (see Note 14 to the condensed consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The 2012 Management Agreement expires after an initial term of 10 years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the 2012 Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Thereafter, the monthly management fee would be 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.

 ARRM is entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Market and Interest Rate Trends and the Effect on our Portfolio

Developments at Fannie Mae and Freddie Mac

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report entitled, “Reforming America's Housing Finance Market” to the U.S. Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the U.S. Government's involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators. Without U.S. Government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Government Market Intervention

The U.S. Federal Reserve's (“the Fed”) program to purchase Agency Securities which had commenced in January 2009 and was terminated on March 31, 2010 had a significant impact on market prices. In total, $1.3 trillion of Agency Securities were purchased. In addition, through the course of 2009, the U.S. Treasury purchased $250.0 billion of Agency Securities. An effect of these purchases has been an increase in the prices of Agency Securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of Agency Securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining Agency Securities with sales up to $10.0 billion per month, subject to market conditions. It is unclear how these sales will affect market conditions and pricing. On September 21, 2011, the U.S. Federal Reserve announced that it will begin reinvesting principal payments from its holdings of Agency Debt and Agency Securities. In September 2012, the Fed announced a program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs are expected to grow the Fed's Agency Securities holding by approximately $85 billion per month at least through the end of 2012. The Fed also extended through at least mid-2015 its plan to keep the Federal Funds Rate between zero and 0.25%. The Fed expects these measures will put downward pressure on long-term interest rates.

In the short term, the Fed's actions have driven Agency Securities prices to record highs, thereby compressing interest rate spreads and reducing the correlation between mortgage rates and rates on U.S. Treasuries and interest rate swaps. These factors have contributed to a challenging reinvestment and interest rate hedging environment.

Financial Regulatory Reform Bill and Other Government Activity

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the 1940 Act pursuant to the exemption provided by Section 3(c)(5)(C) for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in mortgage backed securities (“MBS”) and rely on the exemption from registration under Section 3(c)(5)(C) of the 1940 Act (such as us) should continue to be allowed to rely on such exemption from registration. If we fail to continue to qualify for this exemption from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the 1940 Act, either of which could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

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

In March 2009, the Home Affordable Modification Program (“HAMP”) was introduced to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. HAMP is designed to help at risk homeowners, both those who are in default and those who are at imminent risk of default, by providing the borrower with affordable and sustainable monthly payments. In an effort to continue to provide meaningful solutions to the housing crisis, effective June 1, 2012, the Obama administration expanded the population of homeowners that may be eligible for HAMP.

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

●

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

●

Applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

●

Limiting the U.S. Federal Reserve's emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the U.S. Federal Reserve;

●	Creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;
●	Implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;
●	Providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation; and
●	Reforming regulation of credit rating agencies.

Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency Securities and interest rate swap contracts as much of the bill's implementation has not yet been defined by the regulators.

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

In September 2011, the White House announced work on a major initiative to allow certain homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced changes to the Home Affordable Refinance Program, (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value, including increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. In addition, the expansion does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative's success have created additional uncertainty in the Agency Securities market, particularly with respect to possible increases in prepayment rates. We do not expect this announcement to have a significant impact on our results of operations.

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

On September 28, 2012 the United Kingdom Financial Services Authority (“FSA”) released the results of its review of the process for setting the London Interbank Offered Rate (“LIBOR”) interest rate for various currencies and maturities (“Wheatley Review”). Some of our derivative positions use various maturities of U.S. dollar LIBOR. Our borrowings in the repurchase market have also historically tracked these LIBOR rates. The Wheatley Review found, among other things, that potential conflicts of interests coupled with insufficient oversight and accountability resulted in some reported LIBOR rates that did not reflect the true cost of inter-bank borrowings they were meant to represent.

The Wheatley Review also proposes a number of remedial actions, including:

●	New statutory authority for the FSA to supervise and regulate the LIBOR setting process.
●	Establishing a new independent oversight body to administer the LIBOR setting process.
●	Eliminating LIBOR rates for certain currencies and maturities where markets are not sufficiently deep and liquid.
●	Ceasing immediate reporting of rates submitted by individual participating banks.
●	Establishing controls to ensure that submitted rates represent actual transactions.

There can be no assurance whether or when the Wheatley Review recommendations will be implemented in whole or in part. The company's derivatives and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. However, there can be no assurance whether the implementation of any Wheatley Review recommendations would have a material impact on the future reported levels of LIBOR rates relevant to the company's derivatives or repurchase borrowings.

Credit Market Disruption and Current Conditions

During the past few years, the residential housing and mortgage markets in the U.S. have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements we have obtained. While these markets have recovered significantly, further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency Securities and other high quality RMBS.

 Despite modest economic expansion during the first quarter of 2012, signs of decline remain evident in job growth, housing, and inflation. While the first quarter of 2012 U.S. economic performance reflected an upward trend in job growth and U.S. real gross domestic product, preliminary second quarter results reflect a slowing in the first quarter improvements, notably in job growth and the unemployment rate, which, in May, remained unchanged at 8.2% in March. Consumer price inflation also declined, reflecting decreases in crude oil and gasoline prices. Expectations of long-run inflation are projected to be subdued, at or below 2% due to a slightly increased unemployment rate as well as anchored long run inflation projections. Data suggests that the economy continues to grow modestly, however, not at the rate anticipated.

Interest Rates

The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile between September of 2007 and October of 2008. Since September 18, 2007, the Fed has lowered the target for the Federal Funds Rate nine times from 4.75% to 1.00% in October 2008. In December 2008, the Fed stated that it was adopting a policy of “quantitative easing” and would target keeping the Federal Funds Rate between 0.00% and 0.25%. To date, the Fed has maintained that target range. Our funding costs, which traditionally have tracked the 30-day LIBOR have generally benefited by this easing of monetary policy, although to a somewhat lesser extent. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

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

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate for the quarterly periods presented.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
September 30, 2012	0.21%	0.09%
June 30, 2012	0.25	0.09
March 31, 2012	0.24	0.09
December 31, 2011	0.30	0.04
September 30, 2011	0.24	0.06

Results of Operations

As a result of our continued equity raising efforts, our earnings as reported in our condensed consolidated financial statements, particularly on a per share basis, may take time to reach a level in which we consider to be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income Summary

Our primary source of income is the interest income we earn on our investment portfolio. Our net income for the quarter and nine months ended September 30, 2012 available to common stockholders was $54.1 million and $105.6 million, respectively, or $0.20 and $0.54 per basic and diluted weighted average common share. These results compare to net loss of ($34.5) million and ($33.1) million, respectively, related to common stockholders or, ($0.44) and ($0.63) per basic and diluted weighted average common share for the quarter and nine months ended September 30, 2011. The main drivers of the difference were the increased equity capital resources from 2011 through the nine months ended September 30, 2012 and the continued implementation of our investment strategy, offset by unrealized losses from our derivatives and increased management fees.

As of September 30, 2012 and December 31, 2011, our Agency Securities portfolio was carried at a net premium to par value with a weighted average amortized cost, of 105.26% and 104.23% respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
September 30, 2012	2.70%	0.89%	1.82%	0.45%
June 30, 2012	2.97	0.82	2.15	0.39
March 31, 2012	3.04	0.81	2.23	0.34
December 31, 2011	2.60	0.98	1.62	0.35
September 30, 2011	3.11	0.93	2.18	0.27

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended September 30, 2012, was 13.0% on a constant prepayment basis compared to 12.4% for the quarter ended September 30, 2011.

 Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.09% and LIBOR was 0.21% at September 30, 2012. During the quarter and nine months ended September 30, 2012, we realized losses of $18.9 million and $41.1 million, respectively, related to our derivatives. During the quarter and nine months ended September 30, 2011, we realized losses of $8.4 million and $16.4 million, respectively, related to our derivatives. We increased our total interest rate swap contracts aggregate notional balance from $2.8 billion at December 31, 2011 to $8.7 billion at September 30, 2012, with, a weighted average swap rate of 1.2% and a weighted average term of 67 months. During the quarter ended September 30, 2012, we entered into interest rate swaptions with an aggregate notional balance of $1.1 billion, with an underlying weighted average swap rate of 2.1% and a weighted average term of 8 months. We had not entered into any interest rate swaptions as of December 31, 2011. Our total Eurodollar Futures Contracts (“Futures Contracts”) notional amount decreased from $131.0 million at December 31, 2011 to $121.0 million at September 30, 2012 due to the maturity of contracts. Our Futures Contracts had a weighted average swap equivalent rate of 1.8% and weighted average term of 21 months as of September 30, 2012.

Net Interest Income

Our net interest income for the quarter and nine months ended September 30, 2012, was $97.5 million and $228.4 million, respectively compared to $36.2 million and $75.1 million, respectively for the quarter and nine months ended September 30, 2011. The continued growth of our net interest income is due to the completion of equity raises in the nine months ended September 30, 2012. The proceeds from these equity raises were invested in Agency Securities, creating a larger investment portfolio able to generate increasing levels of interest income. As of September 30, 2012 and December 31, 2011, our portfolio of Agency Securities consisted of $22.1 billion and $5.4 billion of securities, respectively.

Gains and Losses on Sale of Agency Securities

During the quarter and nine months ended September 30, 2012 we sold $1.6 billion and $1.9 billion of Agency Securities resulting in a realized gain of $15.1 million and $20.1 million, respectively. Of the $20.1 million $1.1 million is a loss due to the bankruptcy of a counterparty to a repurchase agreement. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement. During the quarter and nine months ended September 30, 2011, we sold $0.5 billion of Agency Securities resulting in a realized gain of $6.5 million.

Operating Expenses

Our total operating expenses for the quarter and nine months ended September 30, 2012, were $7.2 million and $17.7 million, respectively as compared to $2.9 million and $6.4 million, respectively for the quarter and nine months ended September 30, 2011. The increase in operating expenses from 2011 to 2012 is primarily due to two factors. The first factor being increased management fees. Our total management fee expense for the quarter and nine months ended September 30, 2012, were $5.6 million and $13.4 million, respectively as compared to $2.2 million and $4.4 million, respectively for the quarter and nine months ended September 30, 2011. Management fees are determined based on gross equity raised. Therefore as we continue to successfully raise capital our management fee continues to increase. However, because the management fee rate stepped down to 0.75% per annum for gross equity raised in excess of $1 billion; the effective average management fee rate will continue to decline. The second factor is an increase in professional fees and operating costs to support our current portfolio.

Taxable Income

We have negative retained earnings (titled “Accumulated deficit” in the stockholders' equity section of our accompanying condensed consolidated balance sheets) as of September 30, 2012, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes and not our net income computed in accordance with GAAP as reported in our condensed consolidated financial statements. Accordingly, we may be required to pay out more in dividends than we have calculated in distributable earnings on a GAAP basis.

For the quarter and nine months ended September 30, 2012, our estimated REIT taxable income was approximately $86.4 million and $190.9 million, respectively. For the quarter and nine months ended September 30, 2011, our estimated REIT taxable income was approximately $31.3 million and $58.8 million, respectively. The most significant difference between GAAP and tax income was the unrealized loss on derivatives which is reflected in GAAP earnings but does not decrease REIT taxable income.

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

The tables below summarize certain characteristics of our Agency Securities for the periods presented (dollars in thousands).

Agency Securities:

Quarter ended	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal
September 30, 2012	$20,627,189	$1,085,036	$21,712,225	105.26%	$22,114,875	107.21%
June 30, 2012	12,561,600	599,264	13,160,864	104.77	13,328,514	106.11
March 31, 2012	11,550,912	532,588	12,083,500	104.61	12,137,554	105.08
December 31, 2011	5,128,230	216,697	5,344,927	104.23	5,393,675	105.18
September 30, 2011	5,675,822	236,695	5,912,517	104.17	5,975,823	105.29

Adjustable and Hybrid Adjustable Rate Agency Securities:

Quarter ended	Principal Amount	Weighted Average Coupon	Weighted Average Months to Reset	Percentage of Total Agency Securities
September 30, 2012	$2,234,747	3.70%	$68	10.8%
June 30, 2012	2,685,281	3.71	75	21.4
March 31, 2012	2,514,725	3.72	73	21.8
December 31, 2011	2,681,911	3.72	76	52.2
September 30, 2011	2,858,964	3.71	75	50.4

Fixed Rate Agency Securities:

Quarter ended	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
September 30, 2012	$18,392,442	3.52%	271	89.2%
June 30, 2012	9,876,319	3.62	217	78.6
March 31, 2012	9,036,187	3.64	219	78.2
December 31, 2011	2,446,319	3.97	188	47.8
September 30, 2011	2,816,858	4.00	172	49.6

The following table shows the average principal repayment rate for those securities which have settled for the quarterly periods presented.

Quarter ended	Average Quarterly Principal Repayment Rate
September 30, 2012	13.0%
June 30, 2012	9.1
March 31, 2012	11.4
December 31, 2011	19.3
September 30, 2011	12.4

As of September 30, 2012, our Agency Security portfolio consisted of approximately $22.1 billion in market value of Agency Securities with initial fixed-interest rate periods of three, five, seven, ten, fifteen and twenty years.

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase assets at a premium to par, the main item that can affect the yield on our assets after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners' regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio and our hedging strategy. We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

As of September 30, 2012 and December 31, 2011, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 68 months and 76 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 26 of which we had done repurchase trades with as of September 30, 2012 and 23 of which we had done repurchases trades with as of December 31, 2011. We had outstanding balances under our repurchase agreements as of September 30, 2012 and December 31, 2011 of $19.8 billion and $5.3 billion, respectively.

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

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

●	available derivatives may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the derivatives may not match the duration of the related liability;
●	the party owing money on the derivatives may default on its obligation to pay;
●	the credit-quality of the party owing money on the derivatives may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
●

the value of derivatives may be adjusted from time to time in accordance with GAAP to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our net income or increase any net loss.

As of September 30, 2012 and December 31, 2011, we had interest rate swap contracts with an aggregate notional balance of $8.7 billion and $2.8 billion, respectively. As of September 30, 2012, we had entered into interest rate swaptions with an aggregate notional balance of $1.1 billion. We had not entered into any interest rate swaptions as of December 31, 2011. In addition, as of September 30, 2012 and December 31, 2011 we had purchased or sold Futures Contracts with an aggregate notional balance of $121.0 million and $131.0 million, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the nine months ended September 30, 2012, the change in the fair value of our derivative positions decreased by $68.6 million and the unrealized change in the fair value of our Agency Securities increased by $374.0 million. For the nine months ended September 30, 2011, the unrealized change in the fair value of our derivative positions decreased by $91.9 million and the unrealized change in the fair value of our Agency Securities increased by $74.0 million.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, we issued 213,460,590 shares of common stock and raised additional net common equity of approximately $1.5 billion. During the nine months ended September 30, 2012, we issued 1,785,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and raised net preferred equity of approximately $43.3 million. As a result, we were able to acquire additional assets, arrange additional repurchase agreement funding and increase economies of scale. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of our management agreement. However, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the nine months ended September 30, 2012, we purchased $18.9 billion current face amount of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the nine months ended September 30, 2012, we received cash of $1.6 billion from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $1.5 billion from equity issuances, including our dividend reinvestment and stock purchase plan (“DRIP”) and $43.3 million of proceeds from the issuance of 1,785,000 shares of Series A Preferred Stock during the nine months ended September 30, 2012. We had a net cash increase from our repurchase agreements of $14.5 billion for the nine months ended September 30, 2012 and made cash interest payments of approximately $61.2 million on our liabilities for the nine months ended September 30, 2012. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. This required an additional $90.6 million of cash to be maintained in a restricted account with our counterparties for the nine months ended September 30, 2012.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Facilities

The following table represents the contractual repricing regarding our repurchase agreements as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Within 30 days	$9,925,408	$4,068,197
31 days to 60 days	5,679,332	1,111,480
61 days to 90 days	2,933,517	156,285
Greater than 90 days	1,288,731	-
Total	$19,826,988	$5,335,962

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Number of MRAs	32	29
Number of counterparties with repurchase agreements outstanding	26	23
Weighted average maturity in days	39	18
Weighted average contractual rate	0.43%	0.37%
Haircut for repurchase agreements	4.8%	5.0%

Declines in the value of our Agency Securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

The residential mortgage market in the U.S. experienced difficult economic conditions over the last several years including:

●	increased volatility of many financial assets, including Agency Securities and other high-quality RMBS assets;
●	increased volatility and deterioration in the broader residential mortgage and RMBS markets; and
●	significant disruption in financing of RMBS.

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

We experience margin calls in the ordinary course of our business and under certain conditions, such as during a period of declining market value for Agency Securities and we may experience margin calls monthly or more frequently. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders' equity as well as termination events in the case of significant reductions in equity capital.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders' equity. At September 30, 2012 and December 31, 2011, our total borrowings were approximately $19.8 billion and $5.3 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 8.12:1 and 8.52:1, respectively.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our equity, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under the 2012 Management Agreement, fund our distributions to stockholders and general corporate expenses.

We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our long-term (greater than one year) liquidity. Such financing will depend on market conditions for capital raises and for the investment of any proceeds.

Stockholder's Equity

Dividends

The following tables present our common stock dividend transactions for the nine months ended September 30, 2012 and September 30, 2011.

September 30, 2012

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2012 (1)	January 30, 2012	$0.11	$11.6
February 15, 2012	February 28, 2012	0.11	15.3
March 15, 2012	March 29, 2012	0.11	19.9
April 16, 2012	April 27, 2012	0.10	17.8
May 15, 2012	May 30, 2012	0.10	18.1
June 15, 2012	June 28, 2012	0.10	18.6
July 16, 2012	July 30, 2012	0.10	23.5
August 15, 2012	August 30, 2012	0.10	30.0
September 14, 2012	September 27, 2012	0.10	31.0

(1) This amount included $0.006 per common share of taxable income related to the year ended December 31, 2011.

September 30, 2011

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2011 (1)	January 28, 2011	$0.12	$2.0
February 15, 2011	February 25, 2011	0.12	3.9
March 15, 2011	March 30, 2011	0.12	3.9
April 15, 2011	April 28, 2011	0.12	5.9
May 15, 2011	May 27, 2011	0.12	5.9
June 15, 2011	June 29, 2011	0.12	8.3
July 15, 2011	July 28, 2011	0.12	9.1
August 15, 2011	August 30, 2011	0.12	9.1
September 15, 2011	September 29, 2011	0.12	10.1

(1) This amount included $0.02 per common share of taxable income related to the year ended December 31, 2010.

We have announced an expected fourth quarter cash dividend rate of $0.09 per outstanding common share.

The following table presents our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2012. There were no Series A Preferred Stock transactions for the nine months ended September 30, 2011.

September 30, 2012

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record (in millions)
July 13, 2012 (1)	July 27, 2012	$0.286500	$0.4
August 15, 2012	August 27, 2012	0.171875	0.3
September 14, 2012	September 27, 2012	0.171875	0.3

(1) This amount included $0.2 million paid to holders of record on July 13, 2012 for the period of June 7, 2012 through June 30, 2012

Series A Preferred Stock dividends will continue to be contractually payable without further declaration at the rate of $0.171875 per outstanding share per month.

Equity Capital Raising Activities

The following tables present our equity transactions for the nine months ended September 30, 2012 and September 30, 2011.

September 30, 2012

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80		$70.1
Follow-on public offering	February 8, 2012	29,900,000	6.80		203.0
Equity distribution agreement	February 29, 2012	1,287,570	7.06		8.9
Follow-on public offering	March 14, 2012	35,650,000	6.72		239.2
Issuance of Series A Preferred Stock	June 7, 2012	1,400,000	25.00		33.8
Follow-on public offering	July 13, 2012	46,000,000	7.06		324.5
Follow-on public offering	August 8, 2012	63,250,000	7.30		461.4
Common equity distribution agreements	January 1, 2012 to September 30, 2012	19,750,000	7.14	(1)	138.2
Preferred equity distribution agreements	January 1, 2012 to September 30, 2012	385,000	25.56	(1)	9.5
Dividend Reinvestment and Stock Purchase Plan	January 1, 2012 to September 30, 2012	7,273,020	7.28	(1)	52.9

(1) Weighted average price

September 30, 2011

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 26, 2011	6,900,000	$7.55		$49.0
Follow-on public offering	February 8, 2011	8,912,500	7.60		64.0
Equity distribution agreement	February 28, 2011 to September 30, 2011	5,212,430	7.39	(1)	37.5
Follow-on public offering	April 13, 2011	17,000,000	7.40		121.1
Follow-on public offering	June 6, 2011	18,400,000	7.40		131.0
Dividend Reinvestment and Stock Purchase Plan	April 7, 2011 to September 30, 2011	11,879,844	7.30	(1)	86.8

(1) Weighted average price

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2012 and December 31, 2011, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Subsequent Events

See Note 16 to the condensed consolidated financial statements.

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

Interest Rate, Cap and Mismatch Risk

We invest in fixed rate, hybrid adjustable rate and adjustable rate Agency Securities. Hybrid mortgages are ARMs that have a fixed-interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARM-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM-related asset's interest rate can change during any given period. ARM securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage related assets could be limited. This exposure would be magnified to the extent we acquire fixed rate Agency Securities or ARM securities that are not fully indexed. Further, some ARM-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2012 and December 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our manager's expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager's judgment and experience.

As of September 30, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	9.01%	(0.46)%
0.50	12.81	(0.41)
(0.50)	(3.97)	(1.38)
(1.00)	(24.79)	(2.10)

As of December 31, 2011

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(9.79)%	0.08%
0.50	1.35	0.19
(0.50)	8.91	(0.41)
(1.00)	(7.53)	(0.94)

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2012 and December 31, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the stockholders' equity section of our condensed consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

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

Item 4. Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on September 30, 2012. Based on their participation in that evaluation, our Co-CEOs and (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and our manager are not currently subject to any legal proceedings.

 Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 6, 2012 with the SEC, except as set forth below.

There are conflicts of interest in our relationship with ARRM and its affiliates, which could result in decisions that are not in the best interests of our stockholders or warrant holders.

We are subject to conflicts of interest arising out of our relationship with JAVELIN, ARRM and their affiliates. Each of our executive officers and certain of our non-independent directors is also an employee or affiliated with JAVELIN and ARRM and they will not be exclusively dedicated to our business. Each of Mr. Ulm and Mr. Zimmer is a Co-Managing Member of ARRM and owner of equity interests in JAVELIN.

In addition, Daniel C. Staton and Marc H. Bell, two of our directors, are principal owners of Staton Bell Blank Check LLC, our Sub-Manager, which, in consideration for services to be provided to ARRM under a sub-management agreement is entitled to receive a percentage of the net management fee earned by ARRM from us and JAVELIN. As a result, the Management Agreement with ARRM may create a conflict of interest and its terms, including fees payable to ARRM, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ARRM. ARRM maintains a contractual and fiduciary relationship with us. The Management Agreement with ARRM does not prevent ARRM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ARRM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ARRM and there is no guarantee that this allocation would be made in the best interest of our stockholders or warrant holders. We are not entitled to receive preferential treatment as compared with the treatment given by ARRM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ARRM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ARRM and its respective officers and employees to engage in other business activities, including their activities related to JAVELIN, may reduce the time spent managing our activities.

In the future, we may enter, or ARRM may cause us to enter, into additional transactions with ARRM or its affiliates. In particular, we may purchase, or ARRM may cause us to purchase, assets from ARRM or its affiliates or make co-purchases alongside ARRM or its affiliates. These transactions may not be the result of arm's length negotiations and may involve conflicts between our interests and the interests of ARRM and/or its affiliates in obtaining favorable terms and conditions.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders or warrant holders.

Our executive officers and the employees of ARRM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ARRM allocate some, or a material portion, of their time to other businesses and activities. For example, each of our executive officers is also an officer of JAVELIN and an employee of ARRM. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and the officers and employees of JAVELIN and our Manager that we will face in making investment decisions on behalf of ARMOUR. Accordingly, we will compete with both JAVELIN and ARRM, and their existing activities, other ventures and possibly other entities in the future for the time and attention of these officers.

We cannot predict the impact of QE3 on the prices and liquidity of Agency Securities or other securities in which we invest, although the Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

On November 25, 2008, the Federal Reserve announced a program to purchase Agency Securities in the open market. The stated goal of this program was to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally. On March 18, 2009, this program was expanded to a target size of $1.25 trillion. The Federal Reserve completed this purchase program in March 2010. The Federal Reserve announced on November 3, 2010 that it intended to purchase an additional $600 billion of long-term securities by the end of the second quarter of 2011, at a pace of about $75 billion per month. On September 13, 2012, the Federal Reserve announced a program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs are expected to grow the Federal Reserve's Agency Securities holding by approximately $85 billion per month at least through the end of 2012. The Fed also extended through at least mid-2015 its plan to keep the Federal Funds Rate between zero and 0.25%. The Federal Reserve expects these measures will put downward pressure on long-term interest rates.

While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, we cannot predict the long-term impact of these programs or any future actions by the Federal Reserve on the prices and liquidity of Agency Securities or other securities in which we invest. In the short term, the Federal Reserve's actions have driven Agency Securities prices to record highs, thereby compressing interest rate spreads and reducing the correlation between mortgage rates and rates on U.S. Treasuries and interest rate swaps. These factors have contributed to a challenging reinvestment and interest rate hedging environment.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” ("CPOs"). Under the new rules, which become effective on October 12, 2012 for those who become CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (the "NFA"), which requires compliance with NFA's rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct.

Our hedging strategies are designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to limit the risk of adverse changes in interest rates on the value of our assets as well as the differences between the interest rate adjustments on our assets and borrowings. These techniques primarily consist of entering into interest rate swap contracts and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We, along with numerous other mortgage REITs, have submitted a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules. However, at this time, our directors do not intend to register as CPOs with the NFA. While we have reason to believe that the CFTC may provide us with exemptive relief prior to December 31, 2012, there can be no assurance that any such relief will be granted. If exemptive relief is granted, we may be restricted to operating within certain parameters discussed in the no-action letter we submitted to the CFTC. For example, exemptive relief might limit our ability to enter into interest rate hedging transactions if the amount of income we receive from such hedges will exceed five percent of our gross income or the initial margin and premiums for such hedges will exceed five percent of the fair market value of our total assets.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 30, 2012, our Board approved an amendment to our charter to increase our authorized shares of common stock from 500,000,000 shares to 1,000,000,000 shares and to increase our authorized shares of preferred stock from 25,000,000 shares to 50,000,000 shares. Pursuant to Maryland corporate law and Section 6.1 of our charter, the amendment was approved by our Board and did not require any action by our stockholders. Accordingly, our charter was amended effectively on October 31, 2012 to increase our authorized shares of common stock from 500,000,000 shares to 1,000,000,000 shares and to increase our authorized shares of preferred stock from 25,000,000 shares to 50,000,000 shares. A copy of the Articles of Amendment is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2012	ARMOUR RESIDENTIAL REIT, INC.
/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles Supplementary classifying 6,000,000 shares of ARMOUR Residential REIT, Inc.'s preferred stock into additional shares of Series A Cumulative Preferred Stock (1)
3.2	Articles Supplementary classifying 2,000,000 shares of ARMOUR Residential REIT, Inc.'s preferred stock into additional shares of Series A Cumulative Preferred Stock (2)
3.3	Articles of Amendment to the charter of ARMOUR Residential REIT, Inc. (3)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (3)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (3)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (3)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (4)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (4)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (4)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to ARMOUR's Current report on Form 8-K filed with the SEC on July 13, 2012

(2)	Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 27, 2012.

(3)	Filed herewith

(4)	Furnished herewith

#

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.