Form 10-K
period 2012-12-31
Armour Residential REIT, Inc.
filed 2013-02-22
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 001-34766

ARMOUR RESIDENTIAL REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-1908763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Ocean Drive, Suite 201, Vero Beach, FL  32963
(Address of principal executive offices)(zip code)

(772) 617-4340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Preferred Stock, 8.250% Series A Cumulative Redeemable Common Stock, $0.001 par value Warrants to Purchase Common Stock	New York Stock Exchange New York Stock Exchange NYSE Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On June 30, 2012, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,308,029,288, based on the closing sales price of our common stock on such date as reported on the NYSE.

The number of outstanding shares of the Registrant’s common stock as of February 19, 2013 was 309,045,797.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2013 annual meeting of stockolders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

References to “we,” “us,” “our,” "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which is a wholly-owned subsidiary of ARMOUR.

Overview

We are an externally managed Maryland corporation formed in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities (“RMBS”). These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), or are guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”).  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and non-Agency Securities. As of December 31, 2012, Agency Securities account for 100% of our portfolio. It is expected that the percentage will continue to be 100% or close thereto.

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

Our Borrowings

We borrow against our Agency Securities using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our Agency Securities. Our total repurchase indebtedness was approximately $18.4 billion at December 31, 2012, and had a weighted average maturity of 34 days. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our master repurchase agreements (“MRA’s”) and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Despite recent credit market developments and prevailing trends, we believe Agency Securities will continue to be eligible for financing in the repurchase agreement market.

Our Hedging

Our hedging strategies are designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to limit the risk of adverse changes in interest rates on the value of our assets as well as the differences between the interest rate adjustments on our assets and borrowings. These techniques primarily consist of entering into interest rate swap contracts and swaptions and purchasing or selling Eurodollar Futures Contracts (“Futures Contracts”) and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes. In addition, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with generally accepted accounting principles in the U.S. (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

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

Our Manager

We are externally managed by ARRM, pursuant to a management agreement which was most recently amended and restated on June 18, 2012 (the “2012 Management Agreement”). ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”), (see Note 14 to the consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM is also the external manager of JAVELIN Mortgage Investment Corp. (“JAVELIN”), a publicly traded REIT which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as executive officers of JAVELIN.  ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The 2012 Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the 2012 Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised (including the Company’s initial gross merger equity) until gross equity raised was $50 million. Thereafter, the monthly management fee would be 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion, with a monthly minimum based on 1/12th of $900,000. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. For the year ended December 31, 2012 we reimbursed ARRM $0.05 million for expenses incurred on our behalf. For the years ended December 31, 2011 and 2010 we did not reimburse ARRM for any expenses.

 ARRM is entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Subsequent Events

See Note 16 to the consolidated financial statements.

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

In the event that ARRM determines the need to raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time.

Our Board has authorized a stock repurchase program of up to $100 million of outstanding shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934 and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates.

Policy With Respect to Dividends and Distributions

As required in order to maintain our qualification as a REIT for U.S. federal income tax purposes, we intend to distribute with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law (“MGCL”) and such other factors as our Board deems relevant.

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the “1940 Act”). If we were to fall within the definition of an investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K.

Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the  1940 Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the 1940 Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

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

To the extent that we elect in the future to conduct our operations through wholly-owned subsidiaries, such business will be conducted in a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act. All wholly-owned subsidiaries that we elect to conduct our business through would qualify for the Section 3(c)(5)(C) exclusion discussed above and we would, accordingly, qualify for the Section 3(a)(1)(C) exclusion because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We intend to monitor our portfolio periodically to ensure compliance with the 40% test. In such case, we would be a holding company which conducts business exclusively through wholly-owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

The mortgage related investments that we acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder. If the SEC or its staff determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exclusions or change interpretation of the above exclusions, we could be required to restructure our activities or sell certain of our assets.

On August 31, 2011, the SEC issued a concept release requesting comments to a number of matters relating to the Section 3(c)(5)(C) exclusion from the 1940 Act, including the nature of assets that qualify for purposes of the exclusion and whether mortgage related REIT’s should be regulated as investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REIT’s, including guidance and interpretations from the Division of Investment Management of the SEC regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. As a result of this release, the SEC or its staff may issue new interpretations of the Section 3(c)(5)(C) exclusion causing us to change the way we conduct our business, including changes that may adversely affect our ability to achieve our investment objective.  We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

Compliance with NYSE Corporate Governance Standards

We comply with the corporate governance standards of the New York Stock Exchange (“NYSE”). Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors and a majority of our directors are “independent” in accordance with the rules of the NYSE.

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

Employees

We are managed by ARRM pursuant to the 2012 Management Agreement between us and ARRM. We do not have any employees. As of December 31, 2012, ARRM had 14 full-time employees.

Facilities

Our principal offices are located at:

ARMOUR Residential REIT, Inc.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.armourreit.com. Our investor relations website can be found under the “Investor Relations” tab at www.armourreit.com. We make available on our website under “SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Related to Our Business

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the U.S. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the U.S Government.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency Securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs. In December 2011, the FHFA reported that, from the time of execution of the preferred stock purchase agreements through September 30, 2011, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements amounted to approximately $112 billion and $71 billion, respectively. The U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases as necessary, through 2012. At the start of 2013, the unlimited support the U.S. Treasury has extended to the two companies will expire. After December 31, 2012, Fannie Mae’s bailout will be capped at $125.0 billion and Freddie Mac will have a limit of $149.0 billion. The preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency Securities portfolios (they must be reduced by at least 15% each year until their respective mortgage assets reach $250 billion, which is projected to be 2018).

Both the secured short-term credit facility and the Agency Securities program initiated by the U.S. Treasury expired on December 31, 2009. However, through that securities purchase program (from September 2008 through December 2009), the U.S. Treasury acquired approximately $220 billion of Agency Securities. In addition, while the U.S. Federal Reserve’s (the “Fed”) program of Agency Securities purchases terminated in 2010, the Fed reported that through September 30, 2012, it held $851.1 billion of Agency Securities. Subject to specified investment guidelines, the portfolios of Agency Securities purchased through the programs established by the U.S. Treasury and the Fed may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency Securities that we seek to acquire during the remaining term of these portfolios.

There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will be adequate for the longer-term viability of these GSEs. These uncertainties lead to questions about the availability of and trading market for, Agency Securities. Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency Securities. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.

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

We cannot predict the impact of the Fed’s third quantitative easing program ("QE3”) on the prices and liquidity of Agency Securities or other securities in which we invest, although the Fed action could increase the prices of our target assets and reduce the spread on our investments.

The Fed announced on December 12, 2012 that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the Fed's 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. The Fed expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, we cannot predict the impact of these programs or any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although the Fed action could increase the prices of our target assets and reduce the spread on our investments.

Certain actions by the Fed could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the Fed announced “Operation Twist,” which is a program by which it intended to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between 6 and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. On June 20, 2012, the Fed announced that it would extend “Operation Twist” through 2012 by purchasing and selling an additional $267 billion of such securities. On December 12, 2012, the Fed announced that it would continue purchasing U.S. Treasury securities into 2013 initially at a pace of $45.0 billion per month. The effect of this purchasing program could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, future securities purchase programs by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The downgrade of the U.S. Government’s or certain European countries’ credit ratings and future downgrades of the U.S. Government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

 On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S. Government's credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

Other actions of the U.S. Government, including the U.S. Congress, the Fed, the U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing or reforming the financial markets, or market response to those actions, may not achieve the intended effect or benefit our business and may adversely affect our business.

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

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the Fed to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the Agency Securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency Securities; other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of Agency Securities, both of which may have an adverse effect on our business.

In addition, the U.S. Government, the Fed, the U.S. Treasury and other governmental and regulatory bodies have taken or are continuing to consider taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

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

The U.S. Government, through the Fed, the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (“H4H Program”), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures and the Home Affordable Refinance Program (“HARP”), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125 percent without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with Non-Agency Securities, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of and the returns on, our Agency Securities.

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

On January 4, 2012, the Fed issued a white paper outlining additional ideas with regard to refinancings and loan modifications. In an effort to continue to provide meaningful solutions to the housing crisis, effective June 1, 2012, the Obama administration expanded the population of homeowners that may be eligible for HAMP. It is likely that loan modifications would result in increased prepayments on some Agency Securities. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency Securities in which we invest.

Continued adverse developments in the global capital markets, including defaults, credit losses and liquidity concerns, as well as mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, could make it difficult for us to borrow money to acquire Agency Securities on a leveraged basis, on favorable terms, or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire Agency Securities on a leveraged basis. Institutions from which we obtain financing may have invested in or financed assets that declined in value as a result of the downturn in financial markets, particularly in Europe and the residential mortgage market, causing these institutions to suffer losses. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount required to obtain financing. Under such circumstances, it could be more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage related assets, including mortgage backed securities (“MBS”), as well as the broader financial markets and the economy generally. Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage related and other financial assets. Over the past several years, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets. In particular, the residential mortgage market in the U.S. experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These factors impacted investor perception of the risk associated with RMBS, real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, real estate-related securities and various other asset classes in which we may invest experienced volatility. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of our investments.

Continued adverse developments in the residential mortgage market may adversely affect the value of the Agency Securities in which we invest.

During the past few years, the residential mortgage market in the U.S. has experienced a variety of difficulties and changed economic conditions that adversely affected the performance and market value of the Agency Securities in which we invest. Agency Securities originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of Agency Securities may not perform as expected. As a result, the market for these securities may be adversely affected.

Conditions within the market over the past several years were driven primarily by:

•	delinquencies across a broad scope of mortgage loans that include subprime mortgage loans, Alt-A mortgage loans, and prime mortgage loans.
•	declining housing prices and flattening of property values,
•	resetting adjustable rate mortgages (“ARMs”) that result in increased mortgage payments, and
•	constrained ability by borrowers to refinance or sell their properties.

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

Changes in the underwriting standards by Freddie Mac or Fannie Mae could have an adverse impact on the Agency Securities in which we may invest or make it more difficult to acquire attractive non-Agency Securities.

In April 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines for ARMs and hybrid interest-only ARMs in particular. Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Our targeted assets include adjustable-rate mortgages and hybrid ARMs. Tighter underwriting standards by Freddie Mac or Fannie Mae could reduce the supply of ARMs, resulting in a reduction in the availability of the asset class.

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

•
changes in interest rates may create mismatches between our assets, primarily Agency Securities and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should rates increase, interest rate caps on our hybrid adjustable rate and adjustable rate MBS would limit the income stream on these investments while our borrowings would not be subject to similar restrictions.

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

Increases in interest rates may negatively affect the market value of our Agency Securities. Any fixed rate securities we invest in generally will be more negatively affected by these increases than adjustable rate securities. In accordance with accounting rules, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third party pricing services or third party bid price indications provided by dealers who make markets in these securities. If the fair value of a security is not available from a third party price service or dealer, we would estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by GAAP to reduce the value of one or more Agency Securities on our balance sheet then our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

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

Our investment strategy focuses in part on the acquisition of adjustable rate Agency Securities. This means that their interest rates may vary over time based upon changes in an identified short-term interest rate index. In most cases, the interest rate indices and repricing terms of the Agency Securities that we acquire and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss and adversely affect our dividends and the market price of our stock.

Changes in prepayment rates may adversely affect our profitability.

Our investment portfolio consists of whole mortgage loans and securities backed by pools of mortgage loans. For securities backed by pools of mortgage loans, we receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our assets. These faster or slower than expected payments may adversely affect our profitability.

We may purchase securities or loans that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security or loan. In accordance with GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

We also may purchase securities or loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security or loan. We accrete this discount over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of investment portfolio and result in a lower than expected yield on securities and loans purchased at a discount to par.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from MBS trusts when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities, cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the GSEs' decisions as to when to repurchase delinquent loans can materially impact prepayment rates.

In addition, the introduction of new government programs, such as the U.S. Treasury’s HAMP program, could increase the availability of mortgage credit to a large number of homeowners in the United States, which we would expect would impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac Agency Securities. These new programs along with any new additional programs or changes to existing programs may cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.

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

We have not elected to use cash flow hedge accounting.

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Accounting Standards Codification Topic No. 815 “Derivatives and Hedging”. Under these standards, we have not elected to use cash flow hedge accounting for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. Since we have not elected to use cash flow hedge accounting, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd−Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd−Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rulemaking proceedings. Among the other provisions of the Dodd−Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits. Although the Dodd−Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodity Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.

Risks Related to Debt Financing

There is no assurance that our current financing arrangements will remain in place.

AVM, L.P. (“AVM”), is a securities broker dealer with which we contract with for administering clearing and settlement services for our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing. AVM also assists us with the management of margin arrangements between us and our lenders for each of our repurchase agreements and they are beneficial in addressing the potential scarcity of repurchase funding. Nonetheless, we depend on borrowings to fund our acquisitions of Agency Securities and reach our target leverage ratio. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. We have entered into MRA’s establishing the general terms and conditions of borrowings, if any, made by lenders. There can be no assurance that these agreements will remain in place and, even if in place, the amount and definitive terms under which we would be able to borrow. Continued adverse developments in the residential and commercial mortgage markets could make it more difficult for us to borrow money to finance our acquisition of Agency Securities.

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

As of December 31, 2012, the weighted average margin requirement under all our repurchase agreements was approximately 4.8% (weighted by borrowing amount).

Most of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our results of operations may be harmed and we may have losses.

We leverage our portfolio investments in Agency Securities, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

We leverage our portfolio investments in Agency Securities through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our investment strategy, ability to obtain these financing facilities and the lender’s estimate of the stability of the portfolio investments’ cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to sale to satisfy our debt obligations.

Our leverage strategy increases the risks of our operations, which could reduce our net income and the amount available for distributions or cause us to suffer a loss.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our stockholders’ equity, although we are not limited to those ranges. We incur this leverage by borrowing against a substantial portion of the market value of our Agency Securities. The amount of leverage, however, is not expressly limited and will depend on our and our lenders’ estimate of the stability of our portfolio’s cash flow and our ability to service and repay additional debt. We may not be able to meet our debt service obligations and, to the extent we cannot, we may be forced to liquidate our assets at disadvantageous prices and you could lose some or all of your investment.

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

•	certain of our MRA’s contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity.

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

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, our use of repurchase agreements will expose our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

Risks Related to Our Corporate Structure

Maintenance of our exclusion from the 1940 Act will impose limits on our business.

We conduct our business so as not to become regulated as an investment company under the 1940 Act. If we were to fall within the definition of investment company, we would be unable to conduct our business as described in this Annual Report on Form 10-K. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act also defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of GSEs and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, in Section 3(a)(1)(C) of the 1940 Act, as defined above, are GSEs and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency and non-Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency and non-Agency Securities that are not whole pools, such as collateralized mortgage obligations ("CMOs") and CMBS. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

To the extent that we elect in the future to conduct our operations through majority-owned subsidiaries, such business will be conducted in such a manner as to ensure that we do not meet the definition of investment company under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act, because less than 40% of the value of our total assets on an unconsolidated basis would consist of investment securities. We intend to monitor our portfolio periodically to insure compliance with the 40% test. In such case, we would be a holding company which conducts business exclusively through majority-owned subsidiaries and we would be engaged in the non-investment company business of our subsidiaries.

Failure to maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as swaps. Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” ("CPOs"). Under the new rules, which became effective on October 12, 2012 for those who became CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (the "NFA"), which requires compliance with NFA's rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct.

Our hedging strategies are designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our target assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques to limit the risk of adverse changes in interest rates on the value of our target assets as well as the differences between the interest rate adjustments on our target assets and borrowings. These techniques primarily consist of entering into interest rate swap contracts and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we limit our use of derivative instruments to only those techniques described above and enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required.

We, along with numerous other mortgage REITs, submitted a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules.  On December 7, 2012, the CFTC staff issued a no-action letter (CFTC Staff Letter 12-44) to provide exemptive relief to mortgage REITs that perfect the use of the relief set forth in the no-action letter.  On December 11, 2012, we submitted our claim to perfect the use of CFTC Staff Letter 12-44. Therefore, at this time, our directors do not intend to register as CPOs with the NFA.  To comply with CFTC Staff Letter 12-44, we are restricted to operating within certain parameters discussed in the no-action letter.  For example, the exemptive relief limits our ability to enter into interest rate hedging transactions if the amount of income we receive from such hedges will exceed five percent of our gross income or the initial margin and premiums for such hedges will exceed five percent of the fair market value of our total target assets.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to maintain exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Loss of the 1940 Act exclusion would adversely affect us, the market price of shares of our stock or warrants and our ability to distribute dividends.

As described above, we conduct our operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. Although we monitor our portfolio, we may not be able to maintain exclusion under the 1940 Act. If we were to fail to qualify for this exclusion in the future, we could be required to restructure our activities or the activities of our subsidiaries, if any, including effecting sales of assets in a manner that, or at a time when we would not otherwise choose, which could negatively affect the value of our stock or warrants, the sustainability of our business model and our ability to make distributions. The sale could occur during adverse market conditions and we could be forced to accept a price below that which we believe is appropriate.

On August 31, 2011, the SEC issued a concept release requesting comments to a number of matters relating to the Section 3(c)(5)(C) exclusion from the 1940 Act, including the nature of assets that qualify for purposes of the exclusion and whether mortgage related REIT’s should be regulated as investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REIT’s, including guidance and interpretations from the SEC and its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. As a result of this release, the SEC or its staff may issue new interpretations of the Section 3(c)(5)(C) exclusion causing us to change the way we conduct our business, including changes that may adversely affect our ability to achieve our investment objective.  We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

We intend to continue to make regular cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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

We are subject to reporting and other obligations under the Securities Act and the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act.  These reporting and other obligations, may place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

 Future issuances or sales of stocks could cause our share price to decline.

Sales of substantial numbers of our stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

Other issuances of our stock could have an adverse effect on the market price of our stock. In addition, future issuances of our stock may be dilutive to existing stockholders.

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

Risks Related to Our Management and Conflicts of Interest

We depend on ARRM and particularly key personnel including Mr. Ulm and Mr. Zimmer. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally managed company, we depend on the diligence, experience and skill of ARRM for the selection, acquisition, structuring, hedging and monitoring of our MBS and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months. Because we have no employees, the loss of Mr. Ulm and Mr. Zimmer could harm our business, financial condition, cash flow and results of operations.

Messrs. Ulm and Zimmer have a long term relationship with AVM and we have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions.  We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We rely on AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM.  Until we elect to move those services in-house, we will remain dependent on AVM or other third parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ARRM’s experience will enable them to fill any needs created by discontinuing a relationship with AVM.

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

In addition, Daniel C. Staton and Marc H. Bell, two of our directors, are joint owners of Staton Bell Blank Check LLC, our Sub-Manager, which, in consideration for services to be provided to ARRM under a sub-management agreement is entitled to receive a percentage of the net management fee earned by ARRM from us and JAVELIN. As a result, the 2012 Management Agreement with ARRM may create a conflict of interest and its terms, including fees payable to ARRM, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the 2012 Management Agreement because of our desire to maintain our ongoing relationship with ARRM. ARRM maintains a contractual and fiduciary relationship with us. The 2012 Management Agreement with ARRM does not prevent ARRM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ARRM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ARRM and there is no guarantee that this allocation would be made in the best interest of our stockholders or warrant holders. We are not entitled to receive preferential treatment as compared with the treatment given by ARRM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ARRM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ARRM and its respective officers and employees to engage in other business activities, including their activities related to JAVELIN, may reduce the time spent managing our activities.

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

ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity raised (see Note 14 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ARRM for a given month despite the fact that we could experience a net loss during that month. ARRM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ARRM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock or warrants. Further, the management fee structure gives ARRM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ARRM primarily based on the size of our equity and not on our financial returns to stockholders.

The termination of the 2012 Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with ARRM.

Termination of the 2012 Management Agreement with ARRM without cause is difficult and costly. The term “cause” is limited to those circumstances described in the 2012 Management Agreement with ARRM. The 2012 Management Agreement provides that, in the absence of cause, it may be terminated by us only without cause and only during any renewal term following the initial 10-year term of the 2012 Management Agreement. ARRM will be provided 180 days prior notice of any such termination by us without cause. Additionally, upon a termination by us without cause, the 2012 Management Agreement provides that we will pay ARRM a termination payment equal to three times the sum of the base management fee received by ARRM during the twelve month period before such termination, calculated as of the effective date of termination. This provision increases the effective cost to us of electing to terminate the 2012 Management Agreement, thereby adversely affecting our inclination to end our relationship with ARRM prior to the expiration of any renewal term, even if we believe ARRM’s performance is not satisfactory.

ARRM may terminate the 2012 Management Agreement at any time and for any reason upon 180 days prior notice. If the 2012 Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the initial ten-year term, the 2012 Management Agreement will automatically renew for successive five-year renewal terms unless either we or ARRM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the initial term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

ARRM’s liability is limited under the 2012 Management Agreement and we have agreed to indemnify ARRM and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which ARRM would not be liable.

The 2012 Management Agreement limits the liability of ARRM and any directors and officers of ARRM for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

Pursuant to the 2012 Management Agreement, ARRM will not assume any responsibility other than to render the services called for there under and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ARRM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, will not be liable to us, our stockholders, any subsidiary of ours, the stockholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ARRM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the 2012 Management Agreement, except if ARRM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the 2012 Management Agreement. We have agreed to indemnify ARRM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the 2012 Management Agreement or pursuant to any underwriting or similar agreement to which ARRM is a party that is related to our activities, unless ARRM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the 2012 Management Agreement. As a result, we could experience poor performance or losses for which ARRM would not be liable.

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

Our management agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third party.

The management agreement that we entered into with ARRM was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with ARRM.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders or warrant holders.

Our executive officers and the employees of ARRM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ARRM allocate some, or a material portion, of their time to other businesses and activities. For example, each of our executive officers is also an officer of JAVELIN and an employee of ARRM. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and the officers and employees of JAVELIN and ARRM when making investment decisions on behalf of ARMOUR. Accordingly, we will compete with JAVELIN and ARRM, and their existing activities, other ventures and possibly other entities in the future for the time and attention of these officers.

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

If the market value or income potential of our Agency Securities declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase certain types of our assets and income or liquidate our non-qualifying assets to maintain our REIT qualifications or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and the 1940 Act considerations.

Our qualification as a REIT subjects us to a broad array of financial and operating parameters that may influence our business and investment decisions and limit our flexibility in reacting to market developments.

In order to qualify and maintain our qualification as a REIT, we must, among other things, ensure that:

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

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than 85% of our taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire discounted debt investments that are subsequently modified by agreement with the borrower. If such arrangements constitute “significant modifications” of such debt under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements, or (iv) make taxable distributions of our capital stock or debt securities. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to qualify or maintain our qualification as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities, TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. Some of the debt instruments that we acquire may have been issued with original issue discount. We are required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments or MBS turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury regulations, the modified instrument is considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.

Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule, including: (i) part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income; (ii) part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; (iii) part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and (iv) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their distribution income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we will reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We may incur excess inclusion income that would increase the tax liability of our stockholders or the Company.

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is foreign, it would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their operating losses. If our stock is held in record name by "disqualified organizations" (generally government entities and certain tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income), the Company must pay tax at the highest corporate rate on any excess inclusion income attributable to such disqualified organization investors.  That tax would reduce our taxable REIT income.

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. However, excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage loans or MBS securing those debt obligations. For example, we may engage in non-REMIC CMO securitizations. We also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. These transactions may give rise to excess inclusion income that requires allocation among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. Some types of entities, including, without limitation, voluntarily employee benefit associations and entities that have borrowed funds to acquire their shares of our stock, may be required to treat a portion of or all of the dividends they receive from us as unrelated business taxable income.

To the extent we invest in construction loans, we may fail to qualify as a REIT if the IRS successfully challenges our estimates of the fair market value of land improvements that will secure those loans.

We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property), which will secure the loan and which are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not successfully challenge our estimate of the loan value of the real property and our treatment of the construction loans for purposes of the REIT income and assets tests, which may cause us to fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as prohibited transactions for federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a prohibited transaction for federal income tax purposes.

We conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We structure our activities to avoid prohibited transaction characterization.

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

Employee Retirement Income Security Act (“ERISA”) Tax Risks

Plans should consider ERISA risks of investing in our common stock.

Investment in our common stock may not be appropriate for a pension, profit-sharing, employee benefit, or retirement plan, considering the plan’s particular circumstances, under the fiduciary standards of ERISA, or other applicable similar laws including standards with respect to prudence, diversification and delegation of control and the prohibited transaction provisions of ERISA, the Code and any applicable similar laws.

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

Risks Related to Our Common Stock and Warrants

The performance of our common stock correlates to the performance of our REIT investments, which may be speculative and aggressive compared to other types of investments.

The investments we make in accordance with our investment objectives may result in a greater amount of risk as compared to alternative investment options, including relatively higher risk of volatility or loss of principal. Our investments may be speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of the trading price of our common stock relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to affect adversely the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our Incentive Plan, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

We cannot assure you of our ability to pay distributions in the future.

We intend to make regular cash distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. Our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made, subject to Maryland law, at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions.

Although we have no present intention to do so, we may use proceeds from equity and debt offerings and other financings to fund distributions, which will decrease the amount of capital available for purchasing our target assets.

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

There are significant restrictions on ownership of our common stock.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT).  This test is known as the “5/50 test.”  Attribution rules in the Code apply to determine if any individual actually or constructively owns our capital stock for purposes of this requirement, including, without limitation, a rule that deems, in certain cases, a certain holder of a warrant or option to purchase stock as owning the shares underlying such warrant or option and a rule that treats shares owned (or treated as owned, including shares underlying warrants) by entities in which an individual has a direct or indirect interest as if they were owned by such individual.  Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). While we believe that we meet the 5/50 test, no assurance can be given that we will continue to meet this test.

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or all classes of our capital stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. In each case, such prohibition includes a prohibition on owning warrants or options to purchase stock if ownership of the underlying stock would cause the holder or beneficial owner to exceed the prohibited thresholds. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common or preferred stock and warrants, if and when issued, in excess of our ownership limits without the consent of ARRM or our board of directors shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders. We may grant waivers from the 9.8% charter restriction for holders where, based on representations, covenants and agreements received from certain equity holders, we determine that such waivers would not jeopardize our status as a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties. We maintain our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

Our company and ARRM are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock and warrants are currently listed on the NYSE and the NYSE Market under the symbols “ARR” and “ARR-WS”, respectively. As of February 19, 2013, the per share price of our common stock as reported on the NYSE was $6.65.

The following table sets forth the range of high and low closing prices for our stock for the periods indicated.

Quarter ended	Preferred Stock		Common Stock		Warrants
	High	Low	High	Low	High	Low
December 31, 2012	$25.54	$24.73	$7.70	$6.09	$0.03	$0.02
September 30, 2012	25.85	25.26	7.75	7.22	0.03	0.03
June 30, 2012	25.35	24.60	7.11	6.72	0.02	0.02
March 31, 2012	-	-	7.21	6.63	0.03	0.01
December 31, 2011	-	-	7.27	5.91	0.03	0.01
September 30, 2011	-	-	7.67	6.73	0.05	0.02
June 30, 2011	-	-	7.77	7.15	0.07	0.04
March 31, 2011	-	-	8.08	7.14	0.08	0.06
December 31, 2010	-	-	8.02	7.05	0.09	0.05
September 30, 2010	-	-	7.70	6.12	0.08	0.04
June 30, 2010	-	-	8.50	6.36	0.17	0.05
March 31, 2010	-	-	8.45	6.30	0.20	0.10

Holders of Common Equity

As of February 19, 2013, we had 170 stockholders of record of our outstanding common stock and 2 holders of record of our outstanding warrants. We believe that there are a greater number of beneficial owners of shares of our common stock and warrants.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. We have paid full cumulative dividends on our Series A Preferred Stock from June 7, 2012 (date of issuance) through December 31, 2012. For the year ended December 31, 2012, we paid $1.20 per share to common stockholders and $1.15 per share to preferred stockholders of record as of the applicable record dates. Approximately 85% of these dividends represented ordinary income and 15% represented capital gain. There was no return of capital for tax purposes. See also Note 16 to the consolidated financial statements.

Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2009, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”), (iii) the stocks included in the NAREIT Mortgage REIT Index.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K for the years ended December 31, 2012, 2011, 2010 and 2009. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Balance Sheet Data:
Agency Securities	$19,096,562	$5,393,675	$1,161,851	$118,649
Repurchase Agreements	$18,366,095	$5,335,962	$971,676	$46,389
Statement of Operations Data:
Interest Income	$388,994	$117,638	$12,161	$446
Interest Expense	(61,195)	(11,856)	(1,207)	(13)
Net Interest Income	$327,799	$105,782	$10,954	$433
Expenses	$(25,374)	$(9,711)	$(1,683)	$(2,027)
Net Income (Loss)	$222,306	$(9,442)	$6,537	$(1,149)
Dividends declared on preferred stock	(1,964)	-	-	-
Net Income (loss) available (related) to common stockholders	$220,342	$(9,442)	$6,537	$(1,149)
Earnings (Loss) per share – common stock, Basic	$0.99	$(0.15)	$1.12	$(0.11)
Earnings (Loss) per share- common stock, Diluted	$0.98	$(0.15)	$1.12	$(0.11)
Weighted average shares outstanding- Basic	$223,627	$61,421	$5,855	$20,460
Weighted average shares outstanding- Diluted	$224,263	$61,421	$5,855	$20,460
Cash dividends paid per common share	$1.20	$1.41	$1.52	$0.13
Key Portfolio Statistics *
Average Agency Securities (1)	$14,270,813	$3,927,434	$369,193	$10,670
Average Repurchase Agreements (2)	$12,922,455	$3,902,680	$362,183	$5,532
Equity (3)	$2,307,775	$626,606	$108,709	$21,491
Average Portfolio Yield (4)	2.73%	3.00%	3.29%	4.59%
Average Cost of Funds (5)	0.96%	0.94%	0.45%	0.72%
Interest Rate Spread (6)	1.76%	2.05%	2.85%	3.87%
Return on Equity (7)	9.6%	(2.0)%	6.0%	(5.3)%
Average Annual Portfolio Repayment Rate (8)	11.9%	13.2%	13.0%	8.6%
Debt to Equity (at period end) (9)	7.96:1	8.52:1	8.94:1	2.16:1
Debt to Additional Paid in Capital (at period end) (10)	8.25:1	7.87:1	8.32:1	2.05:1

*Average numbers for each period are weighted based on days on books and records. All percentages are annualized.

(1)	Our daily average investment in Agency Securities was calculated by dividing the sum of our daily Agency Securities investments during the year by the number of days in the period.
(2)
Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the year by the number of days in the period.

(3)	Our stockholders’ equity is ending stockholders’ equity for the period.
(4)	Our average portfolio yield was calculated by dividing our interest income by our average Agency Securities.
(5)	Our average cost of funds was calculated by dividing our total interest expense (including derivatives) by our average repurchase agreement borrowings.
(6)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(7)	Our return on equity was calculated by dividing net income by equity.
(8)	Our average annual portfolio repayment rate is calculated by taking the actual CPR for a month and averaging it with the other CPR’s from the same year.
(9)	Our debt-to-equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.
(10)	Our debt to additional paid in capital ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by additional paid in capital at period end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company.

Overview

We are an externally managed Maryland corporation formed in 2008, managed by ARRM. We invest primarily in hybrid adjustable rate, adjustable rate and fixed rate residential mortgage backed securities (“RMBS”). These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”).  From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of December 31, 2012, Agency Securities account for 100% of our portfolio. It is expected that the percentage will continue to be 100% or close thereto.

We are externally managed by ARRM, an investment advisor registered with the Securities and Exchange Commission ("SEC"). ARRM is also the external manager of JAVELIN Mortgage Investment Corp. ("JAVELIN"), a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities, Non-Agency Securities and other mortgage related investments. Our executive officers also serve as the executive officers of JAVELIN.

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

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT. In addition, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with generally accepted accounting principles in the U.S. (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

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

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our use of derivatives to hedge interest rate risk;
•	the REIT requirements; and
•	the requirements to qualify for an exemption under the 1940 Act and other regulatory and accounting policies related to our business.

For a discussion of additional risks relating to our business see “Risk Factors” in Item 1A.

Our Manager

We are externally managed by ARRM, pursuant to a management agreement as most recently amended and restated on June 18, 2012 (the “2012 Management Agreement”). ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”), (see Note 14 to the consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM is also the external manager of JAVELIN Mortgage Investment Corp., (“JAVELIN”), a publicly traded REIT which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as executive officers of JAVELIN. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The 2012 Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the 2012 Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Thereafter, the monthly management fee would be 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion, with a monthly minimum based on 1/12th of $900,000. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. For the year ended December 31, 2012 we reimbursed ARRM $0.05 million for expenses incurred on our behalf. For the years ended December 31, 2011 and 2010 we did not reimburse ARRM for any expenses.

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

U.S. Government Mortgage Related Securities Market Intervention

The U.S. Federal Reserve’s (“the Fed’s”) program to purchase Agency Securities which commenced in January 2009 and was terminated on March 31, 2010, has had a significant impact on market prices for Agency Securities. In total, $1.3 trillion of Agency Securities were purchased. In addition, through the course of 2009, the U.S. Treasury purchased $250.0 billion of Agency Securities. An effect of these purchases has been an increase in the prices of Agency Securities, which has decreased our net interest margin. When these programs terminated, the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. However, this has not happened and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment. It is difficult to quantify the impact, as there are many factors at work at the same time that affect the price of Agency Securities and, therefore, our yield and book value. Due to the unpredictability in the markets for our securities in particular and yield generating assets in general, there is no pattern that can be implied with any certainty. In March 2011, the U.S. Treasury announced that it will begin the orderly wind down of its remaining Agency Securities with sales up to $10.0 billion per month, subject to market conditions. It is unclear how these sales will affect market conditions and pricing. On September 21, 2011, the Fed announced that it will begin reinvesting principal payments from its holdings of Agency Debt and Agency Securities. In September 2012, the Fed announced a third quantitative easing program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs are expected to grow the Fed’s Agency Securities holding by approximately $85 billion per month at least through the end of 2012. On December 12, 2012, the Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5% inflation between one and two years ahead is projected to be no more than 0.5% above the Federal Reserve’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

In the short term, the Fed’s actions have driven Agency Securities prices to record highs, thereby compressing interest rate spreads and reducing the correlation between mortgage rates and rates on U.S. Treasuries and interest rate swaps. These factors have contributed to a challenging reinvestment and interest rate hedging environment.

Financial Regulatory Reform Bill and Other Government Activity

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company pursuant to the exclusion provided by Section 3(c)(5)(C) of the 1940 Act for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments) pursuant to which it is reviewing whether certain companies that invest in mortgage backed securities (“MBS”) and rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act (such as us) should continue to be allowed to rely on such exclusion from registration. If we fail to continue to qualify for this exclusion from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exclusion, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the 1940 Act, either of which could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

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

On January 4, 2012, the Fed issued a white paper outlining additional ideas with regard to refinancings and loan modifications. It is likely that loan modifications would result in increased prepayments on some Agency Securities. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency Securities in which we invest.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

•
Requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the Fed for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

•
Applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

•
Limiting the Fed’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the Fed;

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

The Wheatley Review also proposes a number of remedial actions, including:

•	New statutory authority for the FSA to supervise and regulate the LIBOR setting process.
•	Establishing a new independent oversight body to administer the LIBOR setting process.
•	Eliminating LIBOR rates for certain currencies and maturities where markets are not sufficiently deep and liquid.
•	Ceasing immediate reporting of rates submitted by individual participating banks.
•	Establishing controls to ensure that submitted rates represent actual transactions.

There can be no assurance whether or when the Wheatley Review recommendations will be implemented in whole or in part. The company’s derivatives and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. However, there can be no assurance whether the implementation of any Wheatley Review recommendations would have a material impact on the future reported levels of LIBOR rates relevant to the company’s derivatives or repurchase borrowings.

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

Interest Rates

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

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds Rate and the Effective Federal Funds Rate. The Effective Federal Funds Rate can differ from the Federal Funds Rate in that the Effective index represents the volume weighted average of interest rates at which depository institutions lend balances at the Fed to other depository institutions overnight (actual transactions, rather than target rate).

 Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 LIBOR and repurchase market rates have varied greatly and often have been significantly higher than the target and the Effective Federal Funds Rate. The difference between 30-day LIBOR and the Effective Federal Funds Rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The continued volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our portfolio. If this were to occur, our net interest margin and the value of our portfolio might suffer as a result.

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate for the quarterly periods presented.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
December 31, 2012	0.21%	0.09%
September 30, 2012	0.21	0.09
June 30, 2012	0.25	0.09
March 31, 2012	0.24	0.09
December 31, 2011	0.30	0.04
September 30, 2011	0.24	0.06
June 30, 2011	0.19	0.07
March 31, 2011	0.24	0.10
December 31, 2010	0.26	0.13
September 30, 2010	0.26	0.15
June 30, 2010	0.35	0.09
March 31, 2010	0.25	0.09

Results of Operations

As a result of our continued equity raising efforts, our earnings as reported in our consolidated financial statements, particularly on a per share basis, may take time to reach a level in which we consider to be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income Summary

Our primary source of income is the interest income we earn on our investment portfolio. Our net income for the year ended December 31, 2012 available to common stockholders was $220.3 million, or $0.99 per basic and $0.98 per diluted weighted average common share. These results compare to net loss of ($9.4) million  related to common stockholders or ($0.15) per basic and diluted weighted average common share for the year ended December 31, 2011 and net income of $6.5 million available to common stockholders or $1.12 per basic and diluted weighted average common share for the year ended December 31, 2010. The main drivers of the difference from the year ended 2011 to the year ended 2012 were the increased equity capital resources and the continued implementation of our investment strategy, offset by unrealized losses from our derivatives and increased management fees.

As of December 31, 2012 and December 31, 2011, our Agency Securities portfolio was carried at a net premium to par value with a weighted average amortized cost, of 105.24% and 104.23% respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 31, 2012	2.47%	0.92%	1.55%	0.48%
September 30, 2012	2.70	0.89	1.82	0.45
June 30, 2012	2.97	0.82	2.15	0.39
March 31, 2012	3.04	0.81	2.23	0.34
December 31, 2011	2.60	0.98	1.62	0.35
September 30, 2011	3.11	0.93	2.18	0.27
June 30, 2011	3.35	0.99	2.36	0.28
March 31, 2011	3.20	0.80	2.40	0.33
December 31, 2010	3.42	0.47	2.95	0.34
September 30, 2010	3.32	0.44	2.88	0.27
June 30, 2010	2.98	0.37	2.61	0.30
March 31, 2010	3.06	0.38	2.68	0.27

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended December 31, 2012, was 14.1% on a constant prepayment basis compared to 19.3% for the quarter ended December 31, 2011.

 Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.09% and LIBOR was 0.21% at December 31, 2012. During the years ended December 31, 2012 and 2011, we realized losses of $63.0 million, $25.0 million, respectively related to our derivatives. During the year ended December 31, 2010 our realized loss on derivatives was minimal. We increased our total interest rate swap contracts aggregate notional balance from $2.8 billion at December 31, 2011 to $8.7 billion at December 31, 2012. Our interest rate swap contracts had a weighted average swap rate of 1.2% and a weighted average term of 64 months at December 31, 2012. During the year ended December 31, 2012, we entered into interest rate swaptions with an aggregate notional balance of $1.1 billion. At December 31, 2012 our swaptions had an underlying weighted average swap rate of 2.1% and a weighted average term of 5 months. We had not entered into any interest rate swaptions as of December 31, 2011. Our total Eurodollar Futures Contracts (“Futures Contracts”) notional amount decreased from $131.0 million at December 31, 2011 to $102.0 million at December 31, 2012 due to the maturity of contracts.  Our Futures Contracts had a weighted average swap equivalent rate of 1.8% and weighted average term of 20 months as of December 31, 2012.

Net Interest Income

Our net interest income for the years ended December 31, 2012, 2011 and 2010 was $327.8 million, $105.8 million and $10.9 million, respectively. The continued growth of our net interest income is due to the completion of equity raises in the year ended December 31, 2012. The proceeds from these equity raises were invested in Agency Securities, creating a larger investment portfolio able to generate increasing levels of interest income. As of December 31, 2012 and December 31, 2011, our portfolio of Agency Securities consisted of $19.1 billion and $5.4 billion of securities, respectively.

Gains and Losses on Sale of Agency Securities

During the years ended December 31, 2012, 2011 and 2010 we sold $4.1 billion, $1.6 billion and $31.5 million, respectively of Agency Securities resulting in a realized gain of $40.6 million, $16.6 million and $0.2 million, respectively. The $40.6 million includes $1.1 million of losses due to the bankruptcy of a counterparty to a repurchase agreement. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement for the year ended December 31, 2012.

Expenses

Our total expenses for the years ended December 31, 2012, 2011 and 2010 were $25.4 million, $9.7 million and $1.7 million, respectively. The increase in expenses from year to year is primarily due to two factors. The first factor is due to increased management fees. Our total management fee expense for the year ended December 31, 2012, was $19.5 million as compared to $6.8 million and $0.7 million, respectively for the years ended December 31, 2011 and 2010. Management fees are determined based on gross equity raised. Therefore as we continue to successfully raise capital our management fee continues to increase. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1 billion pursuant to the 2012 management agreement; the effective average management fee rate will continue to decline. The second factor is an increase in professional fees and operating costs to support our current portfolio.

Taxable Income

We have negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of our accompanying consolidated balance sheets) as of December 31, 2012, due to the consequences of our tax qualification as a REIT. Our dividends are based on our REIT taxable income, as determined for federal income tax purposes, not on our net income computed in accordance with GAAP as reported in our consolidated financial statements. Accordingly, we may be required to pay out more in dividends than we have calculated in distributable earnings on a GAAP basis.

For the years ended December 31, 2012, 2011 and 2010 our estimated REIT taxable income was approximately $281.2 million, $87.7 million and $9.2 million, respectively. The most significant difference between GAAP and tax income was the unrealized loss on derivatives which is reflected in GAAP earnings but does not reduce REIT taxable income.

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

The tables below summarize certain characteristics of our Agency Securities for the periods presented (dollars in thousands).

Agency Securities:

Quarter ended	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal
December 31, 2012	$17,925,998	$940,000	$18,865,998	105.24%	$19,096,562	106.53%
December 31, 2011	5,128,230	216,697	5,344,927	104.23	5,393,675	105.18

Adjustable and Hybrid Adjustable Rate Agency Securities:

Quarter ended	Principal Amount	Weighted Average Coupon	Weighted Average Months to Reset	Percentage of Total Agency Securities
December 31, 2012	$2,037,778	3.69%	$66	11.4%
December 31, 2011	2,681,911	3.72	76	52.2

Fixed Rate Agency Securities:

Quarter ended	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
December 31, 2012	$15,888,220	3.52%	276	88.6%
December 31, 2011	2,446,319	3.97	188	47.8

The following table shows the average principal repayment rate for those securities which have settled for the quarterly periods presented.

Quarter ended	Average Quarterly Principal Repayment Rate
December 31, 2012	14.1%
September 30, 2012	13.0
June 30, 2012	9.1
March 31, 2012	11.4
December 31, 2011	19.3
September 30, 2011	12.4
June 30, 2011	9.3
March 31, 2011	11.7
December 31, 2010	10.8
September 30, 2010	11.1
June 30, 2010	15.4
March 31, 2010	14.5

As of December 31, 2012, our Agency Security portfolio consisted of approximately $19.1 billion in market value of Agency Securities with initial fixed-interest rate periods of three, five, seven, ten, fifteen, twenty and thirty years.

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

As of December 31, 2012 and December 31, 2011, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 66 months and 76 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 26 of which we had done repurchase trades with as of December 31, 2012 and 23 of which we had done repurchases trades with as of December 31, 2011. We had outstanding balances under our repurchase agreements as of December 31, 2012 and December 31, 2011 of $18.4 billion and $5.3 billion, respectively.

Derivative Instruments

We generally hedge as much of our interest rate risk as ARRM deems prudent in light of market conditions and the associated costs. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages (“ARMs”) if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

As of December 31, 2012 and December 31, 2011, we had interest rate swap contracts with an aggregate notional balance of $8.7 billion and $2.8 billion, respectively. As of December 31, 2012, we had entered into interest rate swaptions with an aggregate notional balance of $1.1 billion. We had not entered into any interest rate swaptions as of December 31, 2011. In addition, as of December 31, 2012 and December 31, 2011 we had purchased or sold Futures Contracts with an aggregate notional balance of $102.0 million and $131.0 million, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the years ended December 31, 2012, 2011 and 2010, we recognized losses of $121.8 million, $122.1 million and $3.1 million, respectively related to our derivatives. For the years ended December 31, 2012, 2011 and 2010, the unrealized change in the fair value of our Agency Securities increased (decreased) by $222.4 million, $69.6 million and ($4.1) million, respectively.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2012:

	Payments Due By Period
	(in thousands)
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase Agreements (1)	$18,366,095	$18,366,095	$-	$-	$-
Related Party Fees (2)	170,996	24,428	48,856	48,856	48,856
Board of Directors fees (3)	4,025	575	1,150	1,150	1,150
Total	$18,541,116	$18,391,098	$50,006	$50,006	$50,006

(1)	Excludes interest on Repurchase Agreements.
(2)	Represent fees to be paid to ARRM under the terms of the 2012 Management Agreement (Refer to Note 14 to our consolidated financial statements).
(3)	Represents fees to be paid to the Board of Directors.

We had contractual commitments under interest rate swap contracts and Futures Contracts as of December 31, 2012. We had interest rate swap contracts with an aggregate notional balance of $8.7 billion, a weighted average swap rate of 1.2% and a weighted average term of 64 months as of December 31, 2012. We had interest rate swaptions with an aggregate notional balance of $1.1 billion, a weighted average swap rate of 2.1% and a weighted average term of 5 months as of December 31, 2012. Our total Futures Contracts notional amount at December 31, 2012, was $102.0 million, with a weighted average swap equivalent rate of 1.8% and weighted average term of 20 months.

Liquidity and Capital Resources

During the year ended December 31, 2012, we issued 213,473,974 shares of common stock and raised additional net common equity of approximately $1.5 billion. During the year ended December 31, 2012, we issued 2,005,611 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and raised net preferred equity of approximately $48.8 million. As a result, we were able to acquire additional assets, arrange additional repurchase agreement funding and increase economies of scale. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of our management agreement. However, pursuant to the 2012 Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the year ended December 31, 2012, we purchased $20.5 billion current face amount of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the year ended December 31, 2012, we received cash of $2.6 billion from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $1.5 billion from equity issuances, including our dividend reinvestment and stock purchase plan (“DRIP”) and $48.8 million of proceeds from the issuance of 2,005,611 shares of Series A Preferred Stock during the year ended December 31, 2012. We had a net cash increase from our repurchase agreements of $13.0 billion for the year ended December 31, 2012 and made cash interest payments of approximately $85.1 million on our liabilities for the year ended December 31, 2012. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. This required an additional $118.4 million of cash to be maintained in a restricted account with our counterparties for the year ended December 31, 2012.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Facilities

 The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of December 31, 2012 and December 31, 2011.

	December 31, 2012	December 31, 2011
	(in thousands)
Within 30 days	$7,771,444	$4,068,197
31 days to 60 days	7,840,268	1,111,480
61 days to 90 days	2,699,706	156,285
Greater than 90 days	54,677	-
Total	$18,366,095	$5,335,962

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of December 31, 2012 and December 31, 2011.

	December 31, 2012	December 31, 2011
Number of MRA’s	33	29
Number of counterparties with repurchase agreements outstanding	26	23
Weighted average maturity in days	34	18
Weighted average contractual rate	0.49%	0.37%
Haircut for repurchase agreements (1)	4.8%	5.0%

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

The following graph represents the month-end outstanding balances of our repurchase agreements, which finance most of our Agency Securities. Over time, the level of our repurchase agreement financing has grown in conjunction with the growth in our portfolio of Agency Securities, which in turn has been the result of successful equity capital raising efforts. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular Agency Security pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2012 and December 31, 2011, our total borrowings were approximately $18.4 billion and $5.3 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 7.96:1 and 8.52:1, respectively.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our equity, combined with cash flow from operations and available borrowing capacity, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under the 2012 Management Agreement, fund our distributions to stockholders and pay general corporate expenses.

We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our long-term (greater than one year) liquidity. Such financing will depend on market conditions for capital raises and for the investment of any proceeds.

Stockholder’s Equity

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2012, 2011 and 2010.

December 31, 2012

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2012	January 30, 2012	$0.11	$11.6
February 15, 2012	February 28, 2012	0.11	15.3
March 15, 2012	March 29, 2012	0.11	19.9
April 16, 2012	April 27, 2012	0.10	17.8
May 15, 2012	May 30, 2012	0.10	18.1
June 15, 2012	June 28, 2012	0.10	18.6
July 16, 2012	July 30, 2012	0.10	23.5
August 15, 2012	August 30, 2012	0.10	30.0
September 14, 2012	September 27, 2012	0.10	31.0
October 15, 2012	October 30, 2012	0.09	27.9
November 15, 2012	November 29, 2012	0.09	27.9
December 14, 2012	December 28, 2012	0.09	27.9

December 31, 2011

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2011	January 28, 2011	$0.12	$2.0
February 15, 2011	February 25, 2011	0.12	3.9
March 15, 2011	March 30, 2011	0.12	3.9
April 15, 2011	April 28, 2011	0.12	5.9
May 15, 2011	May 27, 2011	0.12	5.9
June 15, 2011	June 29, 2011	0.12	8.3
July 15, 2011	July 28, 2011	0.12	9.1
August 15, 2011	August 30, 2011	0.12	9.1
September 15, 2011	September 29, 2011	0.12	10.1
October 15, 2011	October 28, 2011	0.11	9.4
November 15, 2011	November 29, 2011	0.11	9.4
December 15, 2011	December 29, 2011	0.11	10.3

December 31, 2010

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
March 15, 2010	April 29, 2010	$0.40	$0.9
June 3, 2010	July 29, 2010	0.40	0.9
September 23, 2010	October 29, 2010	0.36	2.7
December 20, 2010	December 27, 2010	0.36	4.3

The following table presents our Series A Preferred Stock dividend transactions for year ended December 31, 2012. There were no Series A Preferred Stock dividend transactions for the years ended December 31, 2011 and 2010.

December 31, 2012

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record (in millions)
July 13, 2012 (1)	July 27, 2012	$0.286500	$0.4
August 15, 2012	August 27, 2012	0.171875	0.3
September 14, 2012	September 27, 2012	0.171875	0.3
October 15, 2012	October 29, 2012	0.171875	0.3
November 15, 2012	November 27, 2012	0.171875	0.3
December 14, 2012	December 27, 2012	0.171875	0.3

(1) This amount included $0.2 million paid to holders of record on July 13, 2012 for the period of June 7, 2012 through June 30, 2012.

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2012, 2011 and 2010. See also Note 16 to the consolidated financial statements.

December 31, 2012

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80		$70.1
Follow-on public offering	February 8, 2012	29,900,000	6.80		203.0
Equity distribution agreement	February 29, 2012	1,287,570	7.06		8.9
Follow-on public offering	March 14, 2012	35,650,000	6.72		239.2
Issuance of Series A Preferred Stock	June 7, 2012	1,400,000	25.00		33.8
Follow-on public offering	July 13, 2012	46,000,000	7.06		324.5
Follow-on public offering	August 8, 2012	63,250,000	7.30		461.4
Common equity distribution agreements	January 18, 2012 through September 11, 2012	19,750,000	7.14	(1)	138.2
Preferred equity distribution agreements	July 16, 2012 through December 27, 2012	605,611	25.54	(1)	15.0
DRIP	January 25, 2012 through December 28, 2012	7,286,404	7.28	(1)	52.9

(1)	Weighted average price

December 31, 2011

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 26, 2011	6,900,000	$7.55		$49.0
Follow-on public offering	February 8, 2011	8,912,500	7.60		64.0
Equity distribution agreement	February 18, 2011 to September 20, 2011	5,212,430	7.39
Follow-on public offering	April 13, 2011	17,000,000	7.40		121.1
Follow-on public offering	June 6, 2011	18,400,000	7.40		131.0
Follow-on public offering	December 13, 2011	9,200,000	6.80		62.4
DRIP	April 25, 2011 through December 29, 2011	13,352,181	7.25	(1)	96.8

(1)	Weighted average price

December 31, 2010

Transaction Type	Completion Date	Number of Shares	Per Share price	Net Proceeds (in millions)
Follow-on public offering	June 21, 2010	5,110,000	$6.75	$32.1
Follow-on public offering	November 9, 2010	4,600,000	7.25	31.0
Follow-on public offering	December 22, 2010	4,427,500	7.50	31.0

Off-Balance Sheet Arrangements

As of December 31, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2012 and December 31, 2011, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Market Valuation of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of single-family adjustable rate, hybrid adjustable rate and fixed rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our securities as available for sale. All assets that are classified as available for sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of stockholders’ equity. We utilize a third party pricing service to value our portfolio. The pricing service incorporates common market pricing methods including a spread measurement to the Treasury yield curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.

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

We do not designate our derivative activities as cash flow hedges for GAAP purposes, which, among other factors, would require us to match the pricing dates of both derivative transactions and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment, our operating results may suffer because losses on the derivative instruments may not be offset by a changes in the fair value or cash flows of the related hedged transaction. Consequently, any declines in the hedged interest rates would result in a charge to earnings. We will continue to designate derivative transactions as hedges for tax purposes and any unrealized gains or losses should not affect our distributable net taxable income.

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

Subsequent Events

See Note 16 to the consolidated financial statements.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

(1)	the factors referenced in this report, including those set forth under the section captioned “Risk Factors;”
(2)
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government and the Fed  system;

(3)	mortgage loan modification programs and future legislative action;
(4)	availability, terms and deployment of capital;
(5)	changes in economic conditions generally;
(6)	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;
(7)	general volatility of the financial markets, including markets for mortgage securities;
(8)	inflation or deflation;
(9)	availability of suitable investment opportunities;
(10)	the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;

(11)	changes in our business and investment strategy;
(12)	our dependence on ARRM and ability to find a suitable replacement if ARRM were to terminate their management relationship with us;
(13)	the existence of conflicts of interest in our relationship with ARRM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;
(14)	changes in personnel at ARRM or the availability of qualified personnel at ARRM;
(15)	limitations imposed on our business by our status as a REIT;
(16)	changes in GAAP, including interpretations thereof; and
(17)	changes in applicable laws and regulations.

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

ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount an ARMs interest rate can change during any given period. ARMs are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage related assets could be limited. This exposure would be magnified to the extent we acquire fixed rate Agency Securities or ARMs that are not fully indexed. Further, some ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARMs with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our stock. Most of our adjustable rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

Our ARMs and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on our assets.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2012 and December 31, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	4.90%	(0.99)%
0.50	12.81	(0.60)
(0.50)	(6.38)	(1.31)
(1.00)	(41.89)	(2.17)

As of December 31, 2011

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(9.79)%	(0.08)%
0.50	1.35	0.19
(0.50)	8.91	(0.41)
(1.00)	(7.53)	(0.94)

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2012 and December 31, 2011, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the stockholders’ equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year that ended on December 31, 2012. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended December 31, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2012. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework when making this assessment.

Based on management’s assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

 Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is incorporated by reference to, the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15. Exhibits,  Financial Statement Schedules

(1)	Financial Statements

See Item 8 – Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of amendment to Amended and Restated Articles of Incorporation (2)
3.3	Articles of amendment to Amended and Restated Articles of Incorporation (3)
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock (4)
3.5	Articles Supplementary Classifying 6,000,000 shares of ARMOUR Residential REIT, Inc.'s preferred stock into additional shares of Series A Cumulative Redeemable Preferred Stock (5)
3.6	Articles Supplementary Classifying 2,000,000 shares of ARMOUR Residential REIT, Inc.'s preferred stock into additional shares of Series A Cumulative Redeemable Preferred Stock (6)
3.7	Articles of Amendment to the Charter of ARMOUR Residential REIT, Inc. (7)
3.8	Amended Bylaws(8)
4.1	Warrant Agreement, dated November 7, 2007, between Continental Stock Transfer & Trust Company and Enterprise Acquisition Corp.(9)
4.2	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.3	Specimen Warrant Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.3 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.4	Amendment to Warrant Agreement, dated November 6, 2009, between Continental Stock Transfer & Trust Company, Enterprise Acquisition Corp. and ARMOUR Residential REIT, Inc.(10)
10.1	ARMOUR Residential REIT, Inc. Amended and Restated 2009 Stock Incentive Plan (11)
10.2	Second Amended and Restated Management Agreement, dated June 18, 2012, between ARMOUR and ARRM (12)
10.3	Sub-Management Agreement, dated November 6, 2009, by and between Staton Bell Blank Check LLC and ARMOUR Residential Management, LLC (10)
10.4	Distribution Agreement, dated February 18, 2011, by and among the Company, Ladenburg Thalmann & Co. Inc. and JMP Securities LLC (13)
10.5	Equity Distribution Agreement, dated October 11, 2011, by and among the Company, Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (14)
10.6	At Market Issuance Sales Agreement, dated July 13, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and MLV & Co. LLC.(15)
10.7	Equity Distribution Agreement, dated July 27, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and Citadel Securities LLC.(16)
12.1	Statement of computation of ratios of earnings to combined fixed charges †
21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
23.2	Consent of EisnerAmper LLP †
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††

101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.4 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12,2009.
(2)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on August 8, 2011.
(3)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on December 1, 2011.
(4)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on June 6, 2012.

(5)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on July 13, 2012.
(6)	Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 27, 2012.
(7)	Incorporated by reference to Exhibit 3.3 to ARMOUR’s Quarerly Report on Form 10-Q filed with the SEC on November 1,2012.
(8)	Incorporated by reference to Exhibit 3.5 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12,2009.
(9)	Incorporated by reference to Enterprise Acquisition Corp.'s Current Report on Form 8-K filed with the SEC on July 29, 2009.
(10)	Incorporated by reference to Exhibit 4.4 to ARMOUR’s Current Report on Form 8-K filed with the SEC on November 12, 2009.
(11)	Incorporated by reference to Exhibit 10.1 to ARMOUR's Registration Statement on Form S-8 filed with the SEC on July 22, 2011.
(12)	Incorporated by reference to Exhibit 10.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on June 22, 2012.
(13)	Incorporated by reference to Exhibit 1.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on February 18,2011.
(14)	Incorporated by reference to Exhibit 1.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on October 12,2011.
(15)	Incorporated by reference to Exhibit 1.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on July 13,2012.
(16)	Incorporated by reference to Exhibit 1.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on July 27,2012.

†	Filed herewith.
††	Furnished herewith.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2012 and 2011 consolidated financial statements present fairly, in all material respects, the financial position of ARMOUR Residential REIT, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on the criteria established in  Internal Control — Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in  Internal Control — Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway  Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows of ARMOUR Residential REIT, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2010.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 9, 2011

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$771,282	$252,372
Restricted cash	265,552	147,199
Agency Securities, available for sale, at fair value (including pledged assets of $18,578,690 and $5,225,234)	19,096,562	5,393,675
Receivable for unsettled securities	668,244	382,931
Derivatives, at fair value	5,367	-
Principal payments receivable	16,037	12,493
Accrued interest receivable	55,430	18,637
Prepaid and other assets	404	440
Total Assets	$20,878,878	$6,207,747

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$18,366,095	$5,335,962
Payable for unsettled securities	-	117,885
Derivatives, at fair value	190,540	121,727
Accrued interest payable	10,064	2,154
Accounts payable and accrued expenses	4,395	2,663
Dividends payable	9	750
Total Liabilities	18,571,103	5,581,141

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, 2,006 8.250% Series A Cumulative Preferred Stock issued and outstanding at December 31, 2012 and 25,000 shares authorized, none issued and outstanding at December 31, 2011	2	-
Common stock, $0.001 par value, 1,000,000 shares authorized, 309,013 shares issued and outstanding at December 31, 2012 and 500,000 shares authorized, 95,437 shares issued and outstanding at December 31, 2011	309	95
Additional paid-in capital	2,226,198	678,641
Accumulated deficit	(149,298)	(100,878)
Accumulated other comprehensive income	230,564	48,748
Total Stockholders’ Equity	2,307,775	626,606
Total Liabilities and Stockholders’ Equity	$20,878,878	$6,207,747

See notes to consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years ended
	December 31, 2012	December 31, 2011	December 31, 2010
Interest Income:
Interest income, net of amortization of premium	$388,994	$117,638	$12,161
Interest expense:
Repurchase agreements	(61,195)	(11,856)	(1,207)
Net interest income	327,799	105,782	10,954
Other (Loss) Income:
Realized gain on sale of Agency Securities	40,627	16,631	208
Other income	1,043	-	-
Subtotal	41,670	16,631	208
Realized loss on derivatives (1)	(63,039)	(25,006)	(512)
Unrealized loss on derivatives	(58,774)	(97,087)	(2,581)
Subtotal	(121,813)	(122,093)	(3,093)
Total other (loss)	(80,143)	(105,462)	(2,885)
Expenses:
Management fee	19,459	6,858	671
Professional fees	2,009	1,387	419
Insurance	291	213	175
Compensation	1,838	543	37
Other	1,777	710	381
Total expenses	25,374	9,711	1,683
Net income (loss) before taxes	222,282	(9,391)	6,386
Income tax benefit (expense)	24	(51)	151
Net Income (Loss)	222,306	(9,442)	6,537
Dividends declared on preferred stock	(1,964)	-	-
Net Income (Loss) available (related) to common stockholders	$220,342	$(9,442)	$6,537
Net income (loss) available (related) per share to common stockholders:
Basic	$0.99	(0.15)	1.12
Diluted	$0.98	$(0.15)	$1.12
Dividends per common share	$1.20	$1.41	$1.52
Weighted average common shares outstanding:
Basic	$223,627	$61,421	$5,855
Diluted	$224,263	$61,421	$5,855

(1)  Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the consolidated statements of operations. For additional information, see Note 8 to the consolidated financial statements.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net Income (Loss)	$222,306	$(9,442)	$6,537
Other comprehensive income :
Reclassification adjustment for realized gain on sale of Agency Securities	(40,627)	(16,631)	(208)
Net unrealized gain (loss) on Agency Securities	222,443	69,608	(4,062)
Other comprehensive income (loss)	181,816	52,977	(4,270)
Comprehensive Income	$404,122	$43,535	$2,267

See notes to consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock			Common Stock
	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Total Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance January 1, 2010	-	-	-	2,304	2	22,645	22,645	(1,197)	41	21,491
Common dividends declared	-	-	-	-	-	-	-	(9,166)	-	(9,166)
Issuance of common stock, net	-	-	-	14,138	14	94,103	94,103	-	-	94,117
Net income	-	-	-	-	-	-	-	6,537	-	6,537
Other comprehensive loss	-	-	-	-	-	-	-	-	(4,270)	(4,270)
Balance, December 31, 2010	-	$-	$-	16,442	$16	$116,748	$116,748	$(3,826)	$(4,229)	$108,709
Common dividends declared	-	-	-	-	-	-	-	(87,610)	-	(87,610)
Issuance of common stock, net	-	-	-	78,977	78	561,748	561,748	-	-	561,826
Stock based compensation, net of withholding requirements	-	-	-	18	1	145	145	-	-	146
Net loss	-	-	-	-	-	-	-	(9,442)	-	(9,442)
Other comprehensive income	-	-	-	-	-	-	-	-	52,977	52,977
Balance, December 31, 2011	-	$-	$-	95,437	$95	$678,641	$678,641	$(100,878)	$48,748	$626,606
Preferred dividends declared	-	-	-	-	-	-	-	(1,964)	-	(1,964)
Common dividends declared	-	-	-	-	-	-	-	(268,762)	-	(268,762)
Issuance of Preferred stock, net	2,006	2	48,792	-	-	-	48,792	-	-	48,794
Issuance of common stock, net	-	-	-	213,473	213	1,498,025	1,498,025	-	-	1,498,238
Stock based compensation, net of withholding requirements	-	-	-	103	1	740	740	-	-	741
Net income	-	-	-	-	-	-	-	222,306	-	222,306
Other comprehensive income	-	-	-	-	-	-	-	-	181,816	181,816
Balance, December 31, 2012	2,006	$2	$48,792	309,013	$309	$2,177,406	$2,226,198	$(149,298)	$230,564	$2,307,775

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$222,306	$(9,442)	$6,537
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	123,896	34,807	3,615
Realized gain on sale of Agency Securities	(40,627)	(16,631)	(208)
Stock based compensation	741	146	-
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(36,855)	(14,744)	(3,481)
(Increase) decrease in prepaid and other assets	(236)	374	(257)
Decrease in derivatives, at fair value	63,446	119,145	2,632
Increase in accrued interest payable	7,910	1,925	224
Increase in accounts payable and accrued expenses	3,100	2,492	103
Net cash provided by operating activities	343,681	118,072	9,165
Cash Flows From Investing Activities:
Purchases of Agency Securities	(20,493,773)	(6,677,723)	(1,096,273)
Principal repayments of Agency Securities	2,629,142	834,947	78,153
Proceeds from sales of Agency Securities	3,853,612	1,245,438	31,531
Increase in restricted cash	(118,353)	(142,518)	(4,381)
Net cash used in investing activities	(14,129,372)	(4,739,856)	(990,970)
Cash Flows From Financing Activities:
Issuance of preferred stock, net of expenses	48,772	-	-
Issuance of common stock, net of expenses	1,498,233	561,822	94,117
Proceeds from repurchase agreements	127,326,357	39,069,778	3,837,218
Principal repayments on repurchase agreements	(114,297,294)	(34,705,492)	(2,911,931)
Preferred dividends paid	(1,964)	-	-
Common dividends paid	(269,503)	(87,296)	(8,908)
Net cash provided by financing activities	14,304,601	4,838,812	1,010,496
Net increase in cash	518,910	217,028	28,691
Cash - beginning of year	252,372	35,344	6,653
Cash - end of year	$771,282	$252,372	$35,344
Supplemental Disclosure:
Cash paid during the period for interest	$85,139	$9,024	$883
Non-Cash Investing and Financing Activities:
Receivable for unsettled security sales	$668,244	$382,931	$-
Payable for unsettled security purchases	$-	$117,885	$125,418
Unrealized gain (loss) on investment on Agency Securities	$222,443	$69,608	$(4,062)
Amounts receivable for issuance of preferred stock	$22	$-	$-
Amounts receivable for issuance of common stock	$5	$4	$-
Common dividends declared, to be paid in subsequent period	$-	$643	$329

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of Agency Securities and derivative instruments.

Note 2 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which is a wholly-owned subsidiary of ARMOUR.

We are an externally managed Maryland corporation organized in 2008, managed by ARRM (see Note 14 “Related Party Transactions” for additional discussion). We invest primarily in fixed rate, hybrid adjustable rate and adjustable rate residential mortgage backed securities. These securities are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). As of December 31, 2012, Agency Securities account for 100% of our portfolio. It is expected that the percentage will continue to be 100% or close thereto. From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include Non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy.

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

Note 3 - Summary of Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at time of purchase. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

Restricted Cash

The following table presents information related to margin collateral posted for interest rate swap contracts and Eurodollar Futures Contracts (“Futures Contracts”) which are included in restricted cash on the accompanying consolidated balance sheets as of December 31, 2012 and December 31, 2011.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

	December 31, 2012	December 31, 2011
	(in thousands)
	Fair Value (1)	Fair Value (1)
Interest rate swap contracts	$261,364	$141,326
Futures Contracts	4,188	5,873
Totals	$265,552	$147,199

(1)  See Note 6, “Fair Value of Financial Instruments” for additional discussion.

Agency Securities, at Fair Value

We invest primarily in Agency Securities. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. As of December 31, 2012, all of our financial instrument investments consist of Agency Securities, hedging and other derivative instruments related to the foregoing investments.

We generally intend to hold most of our Agency Securities for long-term periods. We may, from time to time, sell any of our Agency Securities as part of the overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of December 31, 2012, all of our Agency Securities were classified as available for sale. Agency securities classified as available for sale are reported at their estimated fair values, based on fair values obtained from third-party sources, with unrealized gains and losses excluded from earnings and reported as part of the separate consolidated statements of comprehensive income. Agency securities transactions are recorded on the trade date and are valued using third-party pricing services and dealer quotes.

We evaluate securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment for the years ended December 31, 2012, 2011 or 2010.

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

Derivatives

We recognize all derivatives as either assets or liabilities at fair value on our consolidated balance sheets. We do not designate our derivatives as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivatives and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our consolidated statements of operations currently. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on Agency Securities. Accrued interest payable includes interest payable on our repurchase agreements.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

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

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. Government. While it is hoped that the conservatorship will help stabilize Freddie Mac's and Fannie Mae's losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency Securities.  On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S. Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S. Government's credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

Market Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed.

Preferred Stock

At December 31, 2012, we were authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610,000 shares of the 50,000,000 authorized preferred stock as 8.250% Series A Cumulative Preferred Shares (“Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000,000 shares of Series A Preferred Stock.  On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000,000 shares of Series A Preferred Stock. At December 31, 2012 there were 9,610,000 shares designated as Series A Preferred Stock.

At December 31, 2012, we had issued and outstanding 2,005,611 shares of Series A Preferred Stock, with a par value $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Common Stock and Warrants

At December 31, 2012, we were authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 309,013,984 shares of common stock issued and outstanding at December 31, 2012. At December 31, 2012, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in 2013.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Comprehensive Income

Comprehensive income refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

Our management is responsible for determining whether a tax position taken by us is more likely than not to be sustained on its merits. We have no material unrecognized tax benefits and have not recognized in the accompanying consolidated financial statements any interest or penalties related to income taxes. Should any such interest and penalties be recognized, they will be included in interest expense and other expenses, respectively. None of our income tax returns have been examined by federal, state or local authorities; therefore our 2009, 2010 and 2011 federal and state tax returns remain open for examination.

Note 4 - Recent Accounting Pronouncements

 Accounting Standards Adopted in 2012

We adopted recent amendments to authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2011 related to the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  We maintain effective control of our assets financed by repurchase agreements therefore, this update had no effect on our consolidated financial statements.

We adopted recent amendments to authoritative guidance issued by FASB in May 2011 to establish common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. We generally do not hold Level 3 assets or issue Level 3 liabilities and therefore, this update had no significant effect on our consolidated financial statements.

We adopted recent amendments to authoritative guidance issued by FASB in June and December 2011 providing for the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update resulted in additional disclosure but had no significant effect on our consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In December 2011, the FASB issued amendments to authoritative guidance requiring entities that have financial instruments and derivative instruments to disclose information about offsetting and related arrangements. This guidance was further amended in January 2013. The disclosures required under this amended guidance are intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of offset associated with certain financial instruments and derivative instruments. The provisions of these amendments are effective for annual periods beginning after January 1, 2013. We anticipate the adoption of these amendments may change the presentation of our financial statements and related disclosures.

Note 5 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. As of December 31, 2012 and December 31, 2011, investments in Agency Securities accounted for 100% of our portfolio.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

 As of December 31, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2012 are also presented below.

December 31, 2012	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(in thousands)
Principal Amount	$12,328,493	$5,305,071	$292,434	$17,925,998
Net unamortized premium	641,833	284,739	13,428	940,000
Amortized cost	12,970,326	5,589,810	305,862	18,865,998

Unrealized gains	169,227	66,904	6,466	242,597
Unrealized losses	(9,815)	(2,170)	(48)	(12,033)
Fair value	$13,129,738	$5,654,544	$312,280	$19,096,562

December 31, 2012	Adjustable Rate	Fixed Rate	Total Agency Securities
	(in thousands)
Principal Amount	$2,037,778	$15,888,220	$17,925,998
Net unamortized premium	84,255	855,745	940,000
Amortized cost	2,122,033	16,743,965	18,865,998

Unrealized gains	36,758	205,839	242,597
Unrealized losses	(222)	(11,811)	(12,033)
Fair value	$2,158,569	$16,937,993	$19,096,562

As of December 31, 2011, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2011 are also presented below.

December 31, 2011	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(in thousands)
Principal Amount	$3,451,906	$1,283,848	$392,476	$5,128,230
Net unamortized premium	144,337	54,059	18,301	216,697
Amortized cost	3,596,243	1,337,907	410,777	5,344,927

Unrealized gains	33,558	13,657	5,439	52,654
Unrealized losses	(3,269)	(613)	(24)	(3,906)
Fair value	$3,626,532	$1,350,951	$416,192	$5,393,675

December 31, 2011	Adjustable Rate	Fixed Rate	Total Agency Securities
	(in thousands)
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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

The following table summarizes the weighted average lives of our Agency Securities as of December 31, 2012 and December 31, 2011.

	December 31, 2012		December 31, 2011
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$2,647	$2,593	$179	$179
Greater than one year and less than three years	8,618,862	8,476,157	3,156,482	3,130,745
Greater than three years and less than five years	9,681,538	9,592,001	2,117,590	2,095,510
Greater than or equal to five years	793,515	795,247	119,424	118,493
Total Agency Securities	$19,096,562	$18,865,998	$5,393,675	$5,344,927

We use a third-party model to calculate the weighted average life of Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of the Agency Securities as of December 31, 2012 and December 31, 2011 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of the Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2012 and December 31, 2011.

	Unrealized Loss Position For: (in thousands)
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012	$1,521,052	$(12,030)	$836	$(3)	$1,521,888	$(12,033)
December 31, 2011	1,173,098	(3,560)	96,684	(346)	1,269,782	(3,906)

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

During the years ended December 31, 2012, 2011 and 2010 we sold $4.1 billion, $1.6 billion and $31.5 million of Agency Securities resulting in a realized gain of $40.6 million, $16.6 million and $0.2 million, respectively. The $40.6 million includes $1.1 million of losses due to the bankruptcy of a counterparty to a repurchase agreement in 2012. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement for the year ended December 31, 2012.

Note 6 - Fair Value of Financial Instruments

Our valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from third-party sources, while unobservable inputs reflect management’s market assumptions. The Accounting Standards Codification Topic No. 820 “Fair Value Measurement” classifies these inputs into the following hierarchy:

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At December 31, 2012 and December 31, 2011, all of our Agency Security values were based solely on third-party sources and therefore were classified as Level 2.

Repurchase Agreements - The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements. The fair value of the repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments. Our repurchase agreements are classified as Level 2.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$19,096,562	$-	$19,096,562
Derivatives	$-	$5,367	$-	$5,367
Liabilities at Fair Value:
Derivatives	$3,919	$186,621	$-	$190,540

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$5,393,675	$-	$5,393,675
Liabilities at Fair Value:
Derivatives	$5,292	$116,435	$-	$121,727

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities as of December 31, 2012 and December 31, 2011.

	At December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$771,282	$771,282	$771,282	$-	$-
Restricted Cash	265,552	265,552	-	265,552	-
Receivable for unsettled securities	668,244	668,244	-	668,244	-
Principal payments receivable	16,037	16,037	-	16,037	-
Accrued interest receivable	55,430	55,430	-	55,430	-
Financial Liabilities:
Repurchase agreements	$18,366,095	$18,366,095	$-	$18,366,095	$-
Accrued interest payable	10,064	10,064	-	10,064	-

	At December 31, 2011		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$252,372	$252,372	$252,372	$-	$-
Restricted Cash	147,199	147,199	-	147,199	-
Receivable for unsettled securities	382,931	382,931	-	382,931	-
Principal payments receivable	12,493	12,493	-	12,493	-
Accrued interest receivable	18,637	18,637	-	18,637	-
Financial Liabilities:
Repurchase agreements	$5,335,962	$5,335,962	$-	$5,335,962	$-
Payable for unsettled securities	117,885	117,885	-	117,885	-
Accrued interest payable	2,154	2,154	-	2,154	-

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Note 7 - Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of December 31, 2012 and December 31, 2011.

	December 31, 2012	December 31, 2011
	(in thousands)
Within 30 days	$7,771,444	$4,068,197
31 days to 60 days	7,840,268	1,111,480
61 days to 90 days	2,699,706	156,285
Greater than 90 days	54,677	-
Total	$18,366,095	$5,335,962

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of December 31, 2012 and December 31, 2011.

	December 31, 2012	December 31, 2011
Number of MRA’s	33	29
Number of counterparties with repurchase agreements outstanding	26	23
Weighted average maturity in days	34	18
Weighted average contractual rate	0.49%	0.37%
Haircut for repurchase agreements (1)	4.8%	5.0%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Note 8 - Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions as well as purchasing or selling Futures Contracts. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Our derivatives  are carried on our consolidated balance sheets, as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

We have agreements with our swap counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the interest rate swap contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying consolidated balance sheets as of December 31, 2012 and December 31, 2011.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

December 31, 2012
	Notional Amount	Assets at Fair Value	Liabilities at Fair Value
	(in thousands)
Interest rate swap contracts	$8,670,000	$1,718	$(186,621)
Interest rate swaptions	1,050,000	3,649	-
Futures Contracts	102,000	-	(3,919)
Totals	$9,822,000	$5,367	$(190,540)

(1)  See Note 6, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2011
	Notional Amount	Assets at Fair Value	Liabilities at Fair Value
	(in thousands)
Interest rate swap contracts	$2,765,000	$-	$(116,435)
Interest rate swaptions	-	-	-
Futures Contracts	131,000	-	(5,292)
Totals	$2,896,000	$-	$(121,727)

(1)  See Note 6, “Fair Value of Financial Instruments” for additional discussion.

The following table represents the location and information regarding our derivatives which are included in Other (Loss) Income in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.

		Loss Recognized in Income (in thousands) For the Years Ended
Derivatives	Location on consolidated statements of operations	December 31, 2012	December 31, 2011	December 31, 2010
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$8,882	$1,457	$15
Interest expense	Realized loss on derivatives	(69,479)	(25,017)	(112)
Realized loss	Realized loss on derivatives	-	(239)	-
Changes in fair value	Unrealized loss on derivatives	(39,278)	(94,428)	(2,683)
		(99,875)	(118,227)	(2,780)
Interest rate swaptions:
Changes in fair value	Unrealized loss on derivatives	(20,869)	-	-
		(20,869)	-	-
Futures Contracts:
Realized loss	Realized loss on derivatives	(2,442)	(1,207)	(415)
Changes in fair value	Unrealized loss on derivatives	1,373	(2,659)	102
		(1,069)	(3,866)	(313)
Totals		$(121,813)	$(122,093)	$(3,093)

Note 9 - Share-Based Compensation

We adopted the 2009 Stock Incentive Plan (the "Plan") to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”), subject to terms as provided in the Plan.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly. During the year ended December 31, 2012, we awarded a total of 655,524 RSUs to members of our Board and employees of ARRM.

RSU transactions for the years ended December 31, 2012 and December 31, 2011 are summarized below:

	December 31, 2012		December 31, 2011
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	153,980	$7.91	-	$-
Granted	655,524	7.13	192,500	7.91
Vested	(181,137)	7.29	(38,520)	7.91
Unvested Awards Outstanding end of period	628,367	$7.28	153,980	$7.91

As of December 31, 2012, there was approximately $4.1 million of unearned non-cash stock-based compensation related to the Awards (based on the December 31, 2012 stock price), that we expect to recognize as an expense over the remaining average service period of 3.5 years.

Note 10 - Stockholders’ Equity

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2012, 2011 and 2010.

December 31, 2012

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2012	January 30, 2012	$0.11	$11.6
February 15, 2012	February 28, 2012	0.11	15.3
March 15, 2012	March 29, 2012	0.11	19.9
April 16, 2012	April 27, 2012	0.10	17.8
May 15, 2012	May 30, 2012	0.10	18.1
June 15, 2012	June 28, 2012	0.10	18.6
July 16, 2012	July 30, 2012	0.10	23.5
August 15, 2012	August 30, 2012	0.10	30.0
September 14, 2012	September 27, 2012	0.10	31.0
October 15, 2012	October 30, 2012	0.09	27.9
November 15, 2012	November 29, 2012	0.09	27.9
December 14, 2012	December 28, 2012	0.09	27.9

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

December 31, 2011

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2011	January 28, 2011	$0.12	$2.0
February 15, 2011	February 25, 2011	0.12	3.9
March 15, 2011	March 30, 2011	0.12	3.9
April 15, 2011	April 28, 2011	0.12	5.9
May 15, 2011	May 27, 2011	0.12	5.9
June 15, 2011	June 29, 2011	0.12	8.3
July 15, 2011	July 28, 2011	0.12	9.1
August 15, 2011	August 30, 2011	0.12	9.1
September 15, 2011	September 29, 2011	0.12	10.1
October 15, 2011	October 28, 2011	0.11	9.4
November 15, 2011	November 29, 2011	0.11	9.4
December 15, 2011	December 29, 2011	0.11	10.3

December 31, 2010

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
March 15, 2010	April 29, 2010	$0.40	$0.9
June 3, 2010	July 29, 2010	0.40	0.9
September 23, 2010	October 29, 2010	0.36	2.7
December 20, 2010	December 27, 2010	0.36	4.3

The following table presents our Series A Preferred Stock dividend transactions for the year ended December 31, 2012. There were no Series A Preferred Stock dividend transactions for the years ended December 31, 2011 and 2010.

December 31, 2012

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record (in millions)
July 13, 2012 (1)	July 27, 2012	$0.286500	$0.4
August 15, 2012	August 27, 2012	0.171875	0.3
September 14, 2012	September 27, 2012	0.171875	0.3
October 15, 2012	October 29, 2012	0.171875	0.3
November 15, 2012	November 27, 2012	0.171875	0.3
December 14, 2012	December 27, 2012	0.171875	0.3

(1) This amount included $0.2 million paid to holders of record on July 13, 2012 for the period of June 7, 2012 through June 30, 2012.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2012, 2011 and 2010.  See also Note 16.

December 31, 2012

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80		$70.1
Follow-on public offering	February 8, 2012	29,900,000	6.80		203.0
Equity distribution agreement	February 29, 2012	1,287,570	7.06		8.9
Follow-on public offering	March 14, 2012	35,650,000	6.72		239.2
Issuance of Series A Preferred Stock	June 7, 2012	1,400,000	25.00		33.8
Follow-on public offering	July 13, 2012	46,000,000	7.06		324.5
Follow-on public offering	August 8, 2012	63,250,000	7.30		461.4
Common equity distribution agreements	January 18, 2012 through September 11, 2012	19,750,000	7.14	(1)	138.2
Preferred equity distribution agreements	July 16, 2012 to December 27, 2012	605,611	25.54	(1)	15.0
Dividend Reinvestment and Stock Purchase Plan	January 25, 2012 to December 28, 2012	7,286,404	7.28	(1)	52.9

(2)  Weighted average price

December 31, 2011

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 26, 2011	6,900,000	$7.55		$49.0
Follow-on public offering	February 8, 2011	8,912,500	7.60		64.0
Equity distribution agreement	February 18, 2011 to September 30, 2011	5,212,430	7.39
Follow-on public offering	April 13, 2011	17,000,000	7.40		121.1
Follow-on public offering	June 6, 2011	18,400,000	7.40		131.0
Follow-on public offering	December 13, 2011	9,200,000	6.80		62.4
Dividend Reinvestment and Stock Purchase Plan	April 25, 2011 to December 29, 2011	13,352,181	7.25	(1)	96.8

(2)  Weighted average price

December 31, 2010

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	June 21, 2010	5,110,000	$6.75		$32.1
Follow-on public offering	November 9, 2010	4,600,000	7.25		31.0
Follow-on public offering	December 22, 2010	4,427,500	7.50	-	31.0

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Note 11 – Income per Common Share

The following table presents a reconciliation of the net income (loss) and the shares used in calculating basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Net Income (Loss)	$222,306	$(9,442)	$6,537
Less: Preferred dividends	(1,964)	-	-
Net Income (Loss) available (related) to common stockholders	$220,342	$(9,442)	$6,537

Weighted average common shares outstanding - basic	223,627	61,421	5,855
Add: Effect of dilutive non-vested restricted stock awards, assumed vested	636	-	-
Weighted average common shares outstanding - diluted	224,263	61,421	5,855

The Company has 32,500,000 warrants that were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the years ended December 31, 2012, 2011 and 2010.

Note 12 – Income Taxes

We intend to currently distribute virtually all of our REIT taxable income. Accordingly, there is no provision for income tax expense required for ARMOUR’s reported GAAP earnings as it would not be material.

We have elected to treat Enterprise as a taxable REIT subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. Because Enterprise is inactive, its taxes are nominal.

Note 13 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, as most recently amended and restated on June 18, 2012 (the “2012 Management Agreement”). The 2012 Management Agreement entitles ARRM to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Thereafter, the monthly management fee would be 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion, with a monthly minimum based on 1/12th of $900,000. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.  The ARRM monthly management fee is not calculated based on the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third-parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2012 and December 31, 2011.

We are not party to any pending, threatened or contemplated litigation

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Note 14 - Related Party Transactions

We are externally managed by ARRM pursuant to the 2012 Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The 2012 Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other than the various overhead expenses specified in the terms of the 2012 Management Agreement. For the year ended December 31, 2012 we reimbursed ARRM $0.05 million for expenses incurred on our behalf. For the years ended December 31, 2011 and 2010 we did not reimburse ARRM for any expenses.

For the years ended December 31, 2012, 2011 and 2010 we incurred $19.5 million, $6.8 million and $0.7 million in management fees to ARRM, respectively.

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

Note 16 – Subsequent Events

On January 28, 2013, a cash dividend of $0.171875 per outstanding share of Series A Preferred Stock, or $0.3 million in the aggregate, was paid to holders of record on January 15, 2013. We have also announced cash dividends of $0.171875 per outstanding share of Series A Preferred Stock payable February 26, 2013 to holders of record on February 15, 2013 and payable March 26, 2013 to holders of record on March 15, 2013.

On January 30, 2013, a cash dividend of $0.08 per outstanding common share, or $24.7 million in the aggregate, was paid to holders of record on January 15, 2013. We have also announced an expected first quarter cash dividend rate of $0.08 per outstanding common share payable February 27, 2013 to holders of record on February 15, 2013 and payable March 27, 2013 to holders of record on March 15, 2013.

On February 12, 2013, we completed the sale of 5,400,000 shares of our 7.875% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) at $25.00 per share, for an aggregate total of $135.0 million.  Net proceeds after underwriting fees and expenses were approximately $130.5 million. The underwriters have 30 days to exercise an overallotment option to purchase up to an additional 810,000 shares of Series B Preferred Stock. On February 20, 2013 the underwriters purchased 250,000 shares of the 810,000 shares of Series B Preferred Stock available under the overallotment option.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

On February 20, 2013, we completed the sale of 65,000,000 shares of common stock in an underwritten follow-on public offering. The underwriters have 30 days to exercise an overallotment option to purchase up to an additional 9,750,000 shares of common stock.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2012

Note 17- Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarters Ended
	March 30, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)
Interest income, net of premium amortization	$62,763	$86,204	$116,693	$123,334
Interest expense	(6,929)	(11,106)	(19,222)	(23,938)
Net interest income	55,834	75,098	97,471	99,396
Realized gain (loss) on sale of Agency Securities	6,316	(1,268)	15,062	20,517
Other income	-	1,043	-	-
Realized loss on derivatives (1)	(9,741)	(12,400)	(18,914)	(21,984)
Unrealized gain (loss) on derivatives	17,614	(70,394)	(31,486)	25,492
Expenses	(4,831)	(5,683)	(7,188)	(7,672)
Income tax benefit (expense)	32	(3)	(3)	(2)
Net income (loss)	$65,224	$(13,607)	$54,942	$115,747
Dividends declared on preferred stock	-	(160)	(804)	(1,000)
Net income (loss) available (related) to common stockholders	$65,224	$(13,767)	$54,138	$114,747
Net income (loss) available (related) per share to common stockholders- Basic	0.48	(0.08)	0.20	0.37
Net income (loss) available (related) per share to common stockholders- Diluted	0.48	(0.08)	0.20	0.37
Dividends per common share	0.33	0.30	0.30	0.27
Weighted average common share outstanding-Basic	134,903	180,773	269,325	309,005
Weighted average common share outstanding- Diluted	134,903	180,773	270,010	309,648

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

	Quarters Ended
	March 30, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share amounts)
Interest income, net of premium amortization	$13,523	$29,105	$39,665	$35,345
Interest expense	(1,355)	(2,351)	(3,451)	(4,699)
Net interest income	12,168	26,754	36,214	30,646
Realized gain on sale of Agency Securities	-	-	6,444	10,187
Realized loss on derivatives (1)	(1,926)	(6,078)	(8,421)	(8,581)
Unrealized loss on derivatives	(266)	(25,817)	(65,808)	(5,196)
Expenses	(1,371)	(2,128)	(2,899)	(3,313)
Income tax expense	(9)	(3)	(2)	(37)
Net income (loss)	$8,596	$(7,272)	$(34,472)	$23,706
Dividends declared on preferred stock	-	-	-	-
Net income (loss) available (related) to common stockholders	$8,596	$(7,272)	$(34,472)	$23,706
Net income (loss) available (related) per share to common stockholders- Basic	0.33	(0.14)	(0.44)	0.27
Net income (loss) available (related) per share to common stockholders – Diluted	0.33	(0.14)	(0.44)	0.27
Dividends per common share	0.36	0.36	0.36	0.33
Weighted average shares outstanding – Basic	26,399	53,259	78,360	86,817
Weighted average shares outstanding- Diluted	26,399	53,259	78,360	86,817

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2013	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of	February 22, 2013
Scott J. Ulm	Risk Management and Co-Vice Chairman (Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President,	February 22, 2013
Jeffrey J. Zimmer	Co-Vice Chairman and Secretary

/s/ James R. Mountain	Chief Financial Officer	February 22, 2013
James R. Mountain	(Principal Financial and Accounting Officer)

/s/ Daniel C. Staton	Chairman	February 19, 2013
Daniel C. Staton

/s/ Marc H. Bell	Director	February 19, 2013
Marc H. Bell

/s/ Thomas K. Guba	Director	February 20, 2013
Thomas K. Guba

/s/ Stewart J. Paperin	Director	February 20, 2013
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	February 19, 2013
John P. Hollihan, III

/s/ Jordan Zimmerman	Director	February 19, 2013
Jordan Zimmerman

/s/ Robert C. Hain	Director	February 19, 2013
Robert C. Hain