Form 10-Q
period 2013-03-31
Armour Residential REIT, Inc.
filed 2013-05-02
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐ NO ☒

The number of outstanding shares of the Registrant’s common stock as of May 1, 2013 was 374,119,857.

ARMOUR Residential REIT, Inc.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$836,501	$771,282
Cash collateral posted	230,451	265,552
Agency Securities, available for sale, at fair value (including pledged assets of $23,810,215 and $18,578,690)	24,339,169	19,096,562
Receivable for unsettled securities	2,226,168	668,244
Derivatives, at fair value	38,923	5,367
Principal payments receivable	9,381	16,037
Accrued interest receivable	71,664	55,430
Prepaid and other assets	559	404
Total Assets	$27,752,816	$20,878,878

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$24,828,614	$18,366,095
Derivatives, at fair value	191,514	190,540
Accrued interest payable	10,302	10,064
Cash collateral held	10,155	-
Accounts payable and accrued expenses	3,425	4,395
Dividends payable	8	9
Total Liabilities	25,044,018	18,571,103

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 and 2,006 issued and outstanding at March 31, 2013 and December 31, 2012	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 and none issued and outstanding at March 31, 2013 and December 31, 2012	6	-
Common stock, $0.001 par value, 1,000,000 shares authorized, 374,053 and 309,013 shares issued and outstanding at March 31, 2013 and December 31, 2012	374	309
Additional paid-in capital	2,805,755	2,226,198
Accumulated deficit	(129,334)	(149,298)
Accumulated other comprehensive income	31,995	230,564
Total Stockholders’ Equity	2,708,798	2,307,775
Total Liabilities and Stockholders’ Equity	$27,752,816	$20,878,878

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarters Ended
	March 31, 2013	March 31, 2012
Interest Income:
Interest income, net of amortization of premium	$130,637	$62,763
Interest expense:
Repurchase agreements	(25,475)	(6,929)
Net interest income	105,162	55,834
Other Income:
Realized gain on sale of Agency Securities (reclassified from Other comprehensive (loss) income)	18,514	6,316
Realized loss on derivatives (Note 8)	(29,053)	(9,741)
Unrealized gain on derivatives	16,301	17,614
Subtotal	(12,752)	7,873
Total other income	5,762	14,189
Expenses:
Management fee	6,633	3,512
Professional fees	1,004	511
Insurance	78	49
Compensation	257	493
Other	662	266
Total expenses	8,634	4,831
Net income before taxes	102,290	65,192
Income tax benefit	-	32
Net Income	102,290	65,224
Dividends declared on preferred stock	(2,497)	-
Net Income available to common stockholders	$99,793	$65,224
Net income available per share to common stockholders:
Basic	$0.30	0.48
Diluted	$0.29	$0.48
Dividends declared per common share	$0.24	$0.32
Weighted average common shares outstanding:
Basic	337,935	134,903
Diluted	339,722	134,903

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Quarters Ended
	March 31, 2013	March 31, 2012
Net Income	$102,290	$65,224
Other comprehensive (loss) income :
Reclassification adjustment for realized gain on sale of Agency Securities	(18,514)	(6,316)
Net unrealized (loss) gain on Agency Securities	(180,055)	11,622
Other comprehensive (loss) income	(198,569)	5,306
Comprehensive (Loss) Income	$(96,279)	$70,530

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Total Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	2,006	$2	$48,792	-	$-	$-	309,013	$309	$2,177,406	$2,226,198	$(149,298)	$230,564	$2,307,775
Series A Preferred dividends declared	-	-	-	-	-	-	-	-	-	-	(1,107)	-	(1,107)
Series B Preferred dividends declared	-	-	-	-	-	-	-	-	-	-	(1,390)	-	(1,390)
Common dividends declared	-	-	-	-	-	-	-	-	-	-	(79,829)	-	(79,829)
Issuance of Series A Preferred stock, net	175	-	4,381	-	-	-	-	-	-	4,381	-	-	4,381
Issuance of Series B Preferred stock	-	-	-	5,650	6	136,565	-	-	-	136,565	-		136,571
Issuance of common stock, net	-	-	-	-	-	-	65,010	65	438,421	438,421	-	-	438,486
Stock based compensation, net of withholding requirements	-	-	-	-	-	-	30	-	190	190	-	-	190
Net income	-	-	-	-	-	-	-	-	-	-	102,290	-	102,290
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(198,569)	(198,569)
Balance, March 31, 2013	2,181	$2	$53,173	5,650	$6	$136,565	374,053	$374	$2,616,017	$2,805,755	$(129,334)	$31,995	$2,708,798

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Quarters Ended
	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net income	$102,290	$65,224
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	60,698	13,943
Realized gain on sale of Agency Securities	(18,514)	(6,316)
Stock based compensation	190	61
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(16,234)	(17,366)
Increase in prepaid and other assets	(150)	(213)
Increase in derivatives, at fair value	(32,582)	(20,938)
Increase (decrease) in accrued interest payable	238	(41)
(Decrease) increase in accounts payable and accrued expenses	(970)	1,247
Net cash provided by operating activities	94,966	35,601
Cash Flows From Investing Activities:
Purchases of Agency Securities	(8,944,656)	(7,086,954)
Principal repayments of Agency Securities	1,208,551	331,955
Proceeds from sales of Agency Securities	701,476	452,171
Decrease in cash collateral	45,256	8,550
Net cash used in investing activities	(6,989,373)	(6,294,278)
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	4,381	-
Issuance of Series B Preferred stock, net of expenses	136,571	-
Issuance of common stock, net of expenses	438,481	555,911
Proceeds from repurchase agreements	42,366,300	25,719,289
Principal repayments on repurchase agreements	(35,903,781)	(19,957,390)
Series A Preferred dividends paid	(1,107)	-
Series B Preferred dividends paid	(1,390)	-
Common dividends paid	(79,829)	(46,755)
Net cash provided by financing activities	6,959,626	6,271,055
Net increase in cash	65,219	12,378
Cash - beginning of period	771,282	252,372
Cash - end of period	$836,501	$264,750
Supplemental Disclosure:
Cash paid during the period for interest	$55,254	$20,478
Non-Cash Investing and Financing Activities:
Receivable for unsettled security sales	$2,226,168	$218,873
Payable for unsettled security purchases	$-	$391,678
Unrealized (loss) gain on investment on Agency Securities	$(180,055)	$11,622
Amounts receivable for issuance of common stock	$5	$2
Common dividends declared, to be paid in subsequent period	$-	$91

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 1001 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of Agency Securities (as defined below) and derivative instruments.

Note 2 – Organization and Nature of Business Operations

References to “we,” “us,” “our,” "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which is a wholly-owned subsidiary of ARMOUR.

We are an externally managed Maryland corporation organized in 2008, managed by ARRM (see Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). As of March 31, 2013, Agency Securities account for 100% of our portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our portfolio consists primarily of securities backed by fixed rate, hybrid adjustable rate, and adjustable rate home loans. From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-sponsored entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include Non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy.

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

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have original maturities of three months or less, at the time of purchase. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Collateral

The following table presents information related to margin collateral posted (held) for interest rate swap contracts, interest rate swaptions and Eurodollar Futures Contracts (“Futures Contracts”) which are included in cash collateral on the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(in thousands)
	Fair Value (1)	Fair Value (1)
Interest rate swap contracts	$227,008	$261,364
Interest rate swaptions	(10,155)	-
Futures Contracts	3,443	4,188
Totals	$220,296	$265,552

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

Agency Securities, at Fair Value

We invest primarily in Agency Securities. A portion of our portfolio may be invested in Agency Debt, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. As of March 31, 2013 and December 31, 2012, all of our financial instrument investments consist of Agency Securities and hedging and other derivative instruments related to the foregoing investments.

We generally intend to hold most of our Agency Securities for long periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of March 31, 2013 and December 31, 2012, all of our Agency Securities were classified as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values, based on fair values obtained from third-party sources, with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income.

We evaluate securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We determine if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery or (3) do not expect to recover the entire amortized cost basis of the Agency Securities. There was no other than temporary impairment for the quarters ended March 31, 2013 and March 31, 2012.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives

We recognize all derivatives as either assets or liabilities at fair value on our condensed consolidated balance sheets. We do not designate our derivatives as cash flow hedges, which, among other factors, would require us to match the pricing dates of both derivatives and repurchase agreements. Operational issues and credit market volatility make such matching impractical for us.  Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our condensed consolidated statements of operations. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on Agency Securities. Accrued interest payable includes interest payable on our repurchase agreements.

Credit Risk

We have limited our exposure to credit losses on our portfolio of Agency Securities. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae Agency Securities are backed by the full faith and credit of the U.S. Government.

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. Government.  On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S. Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Fannie Mae and Freddie Mac remain in conservatorship of the U.S. Government. There can be no assurances how or when the U.S. Government will end these conservatorships or how the future profitability of Fannie Mae and Freddie Mac and any future credit rating actions may impact the credit risk associated with Agency Securities and, therefore, the value of the Agency Securities in our portfolio.

Market Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed.

Preferred Stock

At March 31, 2013, we were authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

Series A Cumulative Preferred Shares (”Series A Preferred Stock”)

On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610,000 shares of the 50,000,000 authorized preferred stock as 8.250% Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000,000 shares of Series A Preferred Stock.  On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000,000 shares of Series A Preferred Stock. At March 31, 2013, there were 9,610,000 shares designated as Series A Preferred Stock.

At March 31, 2013, we had issued and outstanding 2,180,572 shares of Series A Preferred Stock, with a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B Cumulative Preferred Shares (”Series B Preferred Stock”)

On February 11, 2013, we filed with the Maryland State Department of Assessments and Taxation to designate 6,210,000 shares of the 50,000,000 authorized preferred stock as 7.875% Series B Preferred Stock with the powers, designations, preferences and other rights as set forth therein.

At March 31, 2013, we had issued and outstanding 5,650,000 shares of Series B Preferred Stock, with a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock and Warrants

At March 31, 2013, we were authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 374,053,198 shares of common stock issued and outstanding at March 31, 2013. At March 31, 2013, we had outstanding warrants to purchase 32,500,000 shares of common stock, which are exercisable at $11.00 per share and expire in November 2013.

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

Note 4 – Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, Balance Sheet (Topic 210). This update to ASU 2011-11 addressed implementation issues and applied to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance did not affect the presentation of Derivatives, at fair value on our condensed consolidated balance sheets and therefore, did not affect our financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, Comprehensive Income (Topic 220). This update to ASU 2011-12 addressed improving the reporting of reclassifications out of accumulated other comprehensive income by requiring reporting of the effect of significant reclassifications out of accumulated net income if the amount being reclassified is required under GAAP to be classified in its entirety to net income. For amounts not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about these amounts. The update did not change the current requirements for reporting net income or other comprehensive income and resulted in additional disclosure but had no significant effect on our condensed consolidated financial statements. The guidance was effective for reporting periods beginning after December 15, 2012 and was applied prospectively.

Note 5 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and reported as part of the condensed consolidated statements of comprehensive income. As of March 31, 2013 and December 31, 2012, investments in Agency Securities accounted for 100% of our portfolio.

As of March 31, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of March 31, 2013 are also presented below.

March 31, 2013	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(in thousands)
Principal Amount	$16,460,012	$6,471,944	$265,852	$23,197,808
Net unamortized premium	794,430	302,778	12,158	1,109,366
Amortized cost	17,254,442	6,774,722	278,010	24,307,174

Unrealized gains	79,035	31,278	5,894	116,207
Unrealized losses	(65,242)	(18,962)	(8)	(84,212)
Fair value	$17,268,235	$6,787,038	$283,896	$24,339,169

March 31, 2013	Adjustable Rate	Fixed Rate	Total Agency Securities
	(in thousands)
Principal Amount	$1,812,295	$21,385,513	$23,197,808
Net unamortized premium	75,239	1,034,127	1,109,366
Amortized cost	1,887,534	22,419,640	24,307,174

Unrealized gains	34,425	81,782	116,207
Unrealized losses	(112)	(84,100)	(84,212)
Fair value	$1,921,847	$22,417,322	$24,339,169

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

The following table summarizes the weighted average lives of our Agency Securities as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$10	$10	$2,647	$2,593
Greater than one year and less than three years	2,603,053	2,554,020	8,618,862	8,476,157
Greater than three years and less than five years	10,926,786	10,882,077	9,681,538	9,592,001
Greater than or equal to five years	10,809,320	10,871,067	793,515	795,247
Total Agency Securities	$24,339,169	$24,307,174	$19,096,562	$18,865,998

We use a third-party model to calculate the weighted average life of Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of March 31, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of the Agency Securities could be longer or shorter than estimated.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013	$13,004,337	$(84,210)	$65	$(2)	$13,044,402	$(84,212)
December 31, 2012	1,521,052	(12,030)	836	(3)	1,521,888	(12,033)

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

During the quarters ended March 31, 2013 and March 31, 2012, we sold $2.3 billion and $0.2 billion of Agency Securities resulting in a realized gain of $18.5 million and $6.3 million, respectively.

Note 6 – Fair Value of Financial Instruments

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

Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs - Instruments with primarily unobservable value drivers.

The following describes the valuation methodologies used for our assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash - Cash and cash equivalents includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at the time of purchase. The carrying amount of cash is deemed to be its fair value. Our cash balances are classified as Level 1. Cash balances posted or held by counterparties as collateral are classified as Level 2.

Agency Securities Available for Sale - Fair value for the Agency Securities in our portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar financial instruments. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. Management reviews pricing used to ensure that current market conditions are properly represented. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a pricing model. Values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At March 31, 2013 and December 31, 2012, all of our Agency Security values were based solely on third-party sources and therefore were classified as Level 2.

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

Derivative Transactions – Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and are classified as Level 1. The fair values of our interest rate swap contracts and interest rate swaptions are valued using third-party pricing services that incorporates common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly represented. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$24,339,169	$-	$24,339,169
Derivatives	$-	$38,923	$-	$38,923
Liabilities at Fair Value:
Derivatives	$3,262	$188,252	$-	$191,514

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$19,096,562	$-	$19,096,562
Derivatives	$-	$5,367	$-	$5,367
Liabilities at Fair Value:
Derivatives	$3,919	$186,621	$-	$190,540

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities as of March 31, 2013 and December 31, 2012.

	At March 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash	$836,501	$836,501	$836,501	$		$-
Cash collateral posted	230,451	230,451	-		230,451	-
Receivable for unsettled securities	2,226,168	2,226,168	-		2,226,168	-
Principal payments receivable	9,381	9,381	-		9,381	-
Accrued interest receivable	71,664	71,664	-		71,664	-
Financial Liabilities:
Repurchase agreements	$24,828,614	$24,828,614	$-		$24,828,614	$-
Accrued interest payable	10,302	10,302	-		10,302	-
Cash collateral held	10,155	10,155	-		10,155	-

	At December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$771,282	$771,282	$771,282	$-	$-
Cash collateral posted	265,552	265,552	-	265,552	-
Receivable for unsettled securities	668,244	668,244	-	668,244	-
Principal payments receivable	16,037	16,037	-	16,037	-
Accrued interest receivable	55,430	55,430	-	55,430	-
Financial Liabilities:
Repurchase agreements	$18,366,095	$18,366,095	$-	$18,366,095	$-
Accrued interest payable	10,064	10,064	-	10,064	-

Note 7 – Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(in thousands)
Within 30 days	$11,626,612	$7,771,444
31 days to 60 days	11,540,240	7,840,268
61 days to 90 days	562,762	2,699,706
Greater than 90 days	1,099,000	54,677
Total	$24,828,614	$18,366,095

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Number of MRA’s	33	33
Number of counterparties with repurchase agreements outstanding	28	26
Weighted average maturity in days	36	34
Weighted average contractual rate	0.43%	0.49%
Haircut for repurchase agreements (1)	4.8%	4.8%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Note 8 – Derivatives

We enter into transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions as well as purchasing or selling Futures Contracts. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Our derivatives are carried on our condensed consolidated balance sheets, as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

We have agreements with our swap (including swaption) counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value; notional amount and remaining term of the interest rate swap contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2013
	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$12,320,000	$17,503	$(188,252)
Interest rate swaptions	1,550,000	21,420	-
Futures Contracts	99,000	-	(3,262)
Totals	$13,969,000	$38,923	$(191,514)

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$8,670,000	$1,718	$(186,621)
Interest rate swaptions	1,050,000	3,649	-
Futures Contracts	102,000	-	(3,919)
Totals	$9,822,000	$5,367	$(190,540)

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheets as of March 31, 2013.

March 31, 2013

		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Interest rate swap contracts	$17,503	$(17,503)	$-	$-
Interest rate swaptions	21,420	-	(10,155)	11,265
Totals	$38,923	$(17,503)	$(10,155)	$11,265

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(188,252)	$17,503	$227,008	$56,259
Futures Contracts	(3,262)	-	3,443	181
Totals	$(191,514)	$17,503	$230,451	$56,440

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheets as of December 31, 2012.

December 31, 2012

		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Interest rate swap contracts	$1,718	$(1,718)	$-	$-
Swaptions	3,649	-	-	3,649
Totals	$5,367	$(1,718)	$-	$3,649

		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(186,621)	$1,718	$261,364	$76,461
Futures Contracts	(3,919)	-	4,188	269
Totals	$(190,540)	$1,718	$265,552	$76,730

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the location and information regarding our derivatives which are included in Other (Loss) Income in the accompanying condensed consolidated statements of operations for the quarters ended March 31, 2013 and March 31, 2012.

		(Loss) Income Recognized (in thousands) For the Quarters Ended
Derivatives	Location on condensed consolidated statements of operations	March 31, 2013	March 31, 2012
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$4,099	$931
Interest expense	Realized loss on derivatives	(32,501)	(10,191)
Realized loss	Realized loss on derivatives	-	-
Changes in fair value	Unrealized gain on derivatives	16,953	17,556
		(11,449)	8,296
Interest rate swaptions:
Changes in fair value	Unrealized gain on derivatives	(1,309)	-
		(1,309)	-
Futures Contracts:
Realized loss	Realized loss on derivatives	(651)	(481)
Changes in fair value	Unrealized gain on derivatives	657	58
		6	(423)
Totals		$(12,752)	$7,873

Note 9 – Share-Based Compensation

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

On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly. During the quarter ended March 31, 2013, we awarded a total of 1,278,195 RSUs to members of our Board and to ARRM for its employees. Of these awards, 150,208 shares vesting in 2017 were awarded subject to shareholder approval of an increase to the number of shares issuable.

RSU transactions for the quarter ended March 31, 2013 are summarized below:

	March 31, 2013
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	628,367	$7.28
Granted	1,278,195	6.78
Vested	(106,315)	7.27
Unvested Awards Outstanding end of period	1,800,247	$6.94

As of March 31, 2013, there was approximately $12.5 million of unearned non-cash stock-based compensation related to the Awards (based on the March 31, 2013 stock price of $6.53 per share), that we expect to recognize as an expense over the remaining average service period of 3.6 years.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Stockholders’ Equity

Dividends

The following tables present our common stock dividend transactions for the quarter ended March 31, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 30, 2013	$0.08	$24.8
February 15, 2013	February 27, 2013	0.08	24.8
March 15, 2013	March 27, 2013	0.08	30.2

The following table presents our Series A Preferred Stock dividend transactions for the quarter ended March 31, 2013.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 28, 2013	$0.17	$0.3
February 15, 2013	February 26, 2013	0.17	0.4
March 15, 2013	March 26, 2013	0.17	0.4

The following table presents our Series B Preferred Stock dividend transactions for the quarter ended March 31, 2013.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record (in millions)
March 15, 2013	March 27, 2013	$0.25	$1.4

Equity Capital Raising Activities

The following table presents our equity transactions for the quarter ended March 31, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Series A Preferred equity distribution agreements	January 2, 2013 through January 30, 2013	174,961	$25.51	(1)	$4.4
Dividend reinvestment and stock purchase plan	January 25, 2013 through March 27, 2013	10,110	6.64	(1)	0.1
Series B Preferred initial offering	February 12, 2013	5,650,000	25.00		136.6
Common stock follow-on public offering	February 20, 2013	65,000,000	6.75		438.4

(1)	Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Net Income per Common Share

The following table presents a reconciliation of net income and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters ended March 31, 2013 and March 31, 2012.

	For the Quarters Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Net Income	$102,290	$65,224
Less: Preferred dividends	(2,497)	-
Net Income available to common stockholders	$99,793	$65,224

Weighted average common shares outstanding - basic	337,935	134,903
Add: Effect of dilutive non-vested restricted stock awards, assumed vested	1,787	-
Weighted average common shares outstanding - diluted	339,722	134,903

We have 32,500,000 warrants that were outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the quarters ended March 31, 2013 and March 31, 2012.

Note 12 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters ended March 31, 2013 and March 31, 2012.

	For the Quarters Ended
	March 31, 2013	March 31, 2012
	(in millions)
GAAP Net income	$102.3	$65.2
Book to tax differences:
Unrealized gain on derivatives	(16.3)	(17.6)
Estimated taxable income	$86.0	$47.6

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at March 31, 2013 by approximately $120.6 million, or approximately $0.32 per share (based on the 374,053,198 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status. For the quarter ended March 31, 2013, we paid dividends of $0.08 per outstanding share of common stock and $0.17 per outstanding share of Series A Preferred stock for each month of the quarter. In addition, we paid dividends of $0.25 per outstanding share of Series B Preferred stock for the month of March, resulting in total payments to stockholders of $82.3 million.  Our estimated REIT taxable income available to pay dividends was $86.0 million for the quarter ended March 31, 2013. At March 31, 2013, our under distributed estimated REIT taxable income was $3.7 million.

We have elected to treat Enterprise as a taxable REIT subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. Because Enterprise is inactive, its taxes are nominal.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 13 – Commitments and Contingencies

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

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications to third-parties, principally with ARRM and brokers. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2013 and December 31, 2012.

We are not party to any pending, threatened or contemplated litigation.

Note 14 – Related Party Transactions

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
•
ARRM is also responsible for the payment of a sub-management fee payable monthly in arrears to Staton Bell Blank Check LLC in an amount equal to 25% of the monthly base management fee earned by ARRM, net of expenses.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other than the various overhead expenses specified in the terms of the 2012 Management Agreement. For the quarter ended March 31, 2013 we reimbursed ARRM $0.4 million for expenses incurred on our behalf. For the quarter ended March 31, 2012 we did not reimburse ARRM for any expenses.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the quarters ended March 31, 2013 and March 31, 2012 we incurred $6.6 million and $3.5 million in management fees to ARRM, respectively.

Note 15 – Interest Rate Risk

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

On April 29, 2013, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $0.4 million in the aggregate, was paid to holders of record on April 15, 2013. We have also announced cash dividends of $0.17 per outstanding share of Series A Preferred Stock payable May 27, 2013 to holders of record on May 15, 2013 and payable June 27, 2013 to holders of record on June 14, 2013.

On April 29, 2013, a cash dividend of $0.16 per outstanding share of Series B Preferred Stock, or $0.9 million in the aggregate, was paid to holders of record on April 15, 2013. We have also announced cash dividends of $0.16 per outstanding share of Series B Preferred Stock payable May 27, 2013 to holders of record on May 15, 2013 and payable June 27, 2013 to holders of record on June 14, 2013.

On April 29, 2013, a cash dividend of $0.07 per outstanding common share, or $26.2 million in the aggregate, was paid to holders of record on April 15, 2013.

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

Overview

We are an externally managed Maryland corporation formed in 2008, managed by ARRM. We invest in residential mortgage backed securities (“RMBS”) issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”).  Our portfolio consists primarily of securities backed by fixed rate, hybrid adjustable rate, and adjustable rate home loans. From time to time, a portion of our portfolio may be invested in unsecured notes and bonds issued by U.S. Government-chartered entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of March 31, 2013, Agency Securities account for 100% of our portfolio. It is expected that the percentage will continue to be 100% or close thereto.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of Agency Securities. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We have elected to be taxed as a REIT under the Internal Revenue Code (“the Code”). We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Our business plan is to identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management's view of the market. Successful implementation of our business plan requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We execute our business plan in a manner consistent with our intention of qualifying as a REIT and avoid regulation as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

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

Our Manager

We are externally managed by ARRM, pursuant to a management agreement as most recently amended and restated on June 18, 2012 (the “2012 Management Agreement”). ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”) (see Note 14 to the condensed consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM is also the external manager of JAVELIN Mortgage Investment Corp. (“JAVELIN”), a publicly traded REIT which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as executive officers of JAVELIN. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The 2012 Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the 2012 Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Thereafter, the monthly management fee would be 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. For the quarter ended March 31, 2013, we reimbursed ARRM $0.4 million for expenses incurred on our behalf. For the quarter ended March 31, 2012, we did not reimburse ARRM for any expenses. ARRM is entitled to receive a monthly management fee regardless of the performance of our portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

Pursuant to the Sub-Management Agreement between ARRM and the Sub-Manager, ARRM is responsible for paying a sub-management fee to the Sub-Manager in an amount equal to 25% of the base management fee earned by ARRM, net of expenses. On November 6, 2014 the Sub-Manager has the option of terminating the Sub-Management Agreement. Upon termination of the Sub-Management Agreement we are required to make a final payment to the Sub-Manager in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM.

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

In March 2011, the U.S. Treasury announced that it would begin the orderly wind down of Agency Securities it had purchased from Fannie Mae, Freddie Mac and Ginnie Mae to stabilize the housing market, with sales up to $10.0 billion per month, subject to market conditions.  We are unable to predict the timing or manner in which the U.S. Treasury or the U.S. Federal Reserve (“the Fed”) will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition.

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

The Fed expects these measures to put downward pressure on long-term interest rates. In the short term, these actions have driven Agency Securities prices to all-time highs, which have further compressed interest spreads, and removed the historical correlation between mortgage rates and U.S. Treasury or interest rate swaps. These factors have contributed to a challenging interest rate hedging environment.

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

Certain programs initiated by the U.S. Government, through the FHFA and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency Securities could be that such holders would experience changes in the anticipated yields of their Agency Securities due to (i) increased prepayment rates and/or (ii) lower interest and principal payments.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the U.S., which is continuing to evaluate comments on its specific implementation proposals. It is presently unclear when the U.S. will complete its implementation of Basel III reforms and whether the adoption of these reforms will affect our business.

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

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at March 31, 2013 and March 31, 2012.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
March 31, 2013	0.20%	0.09%
March 31, 2012	0.24	0.09

Results of Operations

As a result of our continued equity raising efforts, our earnings as reported in our condensed consolidated financial statements, particularly on a per share basis, may take time to reach a level in which we consider to be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income Summary

Our primary source of income is the interest income we earn on our investment portfolio. Our net income for the quarter ended March 31, 2013 available to common stockholders was $99.8 million, or $0.30 per basic and $0.29 per diluted weighted average common share. These results compare to net income of $65.2 million available to common stockholders or $0.48 per basic and diluted weighted average common share for the quarter ended March 31, 2012. The main factors of the difference from the quarter ended 2012 to the quarter ended 2013 were the increased equity capital resources and the continued implementation of our investment strategy, offset by unrealized losses from our derivatives and increased management fees.

As of March 31, 2013 and December 31, 2012, our Agency Securities portfolio was carried at a net premium to par value with a weighted average amortized cost, of 104.78% and 105.24% respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarters ended March 31, 2013 and March 31, 2012.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 31, 2013	2.33%	0.98%	1.35%	0.46%
March 31, 2012	3.04	0.81	2.23	0.34

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended March 31, 2013, was 15.7% on a constant prepayment basis compared to 11.4% for the quarter ended March 31, 2012.

 Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.09% and LIBOR was 0.20% at March 31, 2013. During the quarters ended March 31, 2013 and March 31, 2012, we realized losses of $29.1 million, and $9.7 million, respectively related to our derivatives. We increased our total interest rate swap contracts aggregate notional balance from $8.7 billion at December 31, 2012 to $12.3 billion at March 31, 2013. Our interest rate swap contracts had a weighted average swap rate of 1.4% and a weighted average term of 75 months at March 31, 2013. During the quarter ended March 31, 2013, we increased our total interest rate swaptions aggregate notional balance from $1.1 billion at December 31, 2012 to $1.6 billion at March 31, 2013. Our swaptions had an underlying weighted average swap rate of 2.1% and a weighted average term of 4 months at March 31, 2013. Our total Eurodollar Futures Contracts (“Futures Contracts”) notional amount decreased from $102.0 million at December 31, 2012 to $99.0 million at March 31, 2013 due to the maturity of contracts.  Our Futures Contracts had a weighted average swap equivalent rate of 1.9% and weighted average term of 18 months as of March 31, 2013.

Net Interest Income

Our net interest income for the quarter ended March 31, 2013 was $105.2 million compared to $55.8 million for the quarter ended March 31, 2012. The continued growth of our net interest income from year to year is due to the completion of equity raises. The proceeds from these equity raises were invested in Agency Securities, creating a larger investment portfolio able to generate increasing levels of interest income. As of March 31, 2013 and December 31, 2012, our portfolio of Agency Securities consisted of $24.3 billion and $19.1 billion of securities, respectively.

Gains and Losses on Sale of Agency Securities

During the quarter ended March 31, 2013, we sold $2.3 billion of Agency Securities resulting in a realized gain of $18.5 million. These results compare to $0.2 billion of Agency Securities sold resulting in a realized gain of $6.3 million for the quarter ended March 31, 2012.

Expenses

Our total expenses for the quarter ended March 31, 2013 were $8.6 million as compared to $4.8 million for the quarter ended March 31, 2012. The increase in expenses from year to year is primarily due to two factors. The first factor is due to increased management fees. Our total management fee expense for the quarter ended March 31, 2013, was $6.6 million as compared to $3.5 million for the quarter ended March 31, 2012. Management fees are determined based on gross equity raised. Therefore as we continue to successfully raise capital our management fee continues to increase. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1 billion pursuant to the 2012 management agreement; the effective average management fee rate will continue to decline. The second factor is an increase in professional fees and operating costs to support our current portfolio.

Taxable Income

We intend to qualify and have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters ended March 31, 2013 and March 31, 2012.

	For the Quarters Ended
	March 31, 2013	March 31, 2012
	(in millions)
GAAP Net income	$102.3	$65.2
Book to tax differences:
Unrealized gain on derivatives	(16.3)	(17.6)
Estimated taxable income	$86.0	$47.6

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at March 31, 2013 by approximately $120.6 million, or approximately $0.32 per share (based on the 374,053,198 shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status. For the quarter ended March 31, 2013, we paid dividends of $0.08 per outstanding share of common stock and $0.17 per outstanding share of Series A Preferred stock for each month of the quarter. In addition we paid dividends of $0.25 per outstanding share of Series B Preferred stock for the month of March, resulting in total payments stockholders of $82.3 million.  Our estimated REIT taxable income available to pay dividends was $86.0 million for the quarter ended March 31, 2013. At March 31, 2013, our under distributed estimated REIT taxable income was $3.7 million.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

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

The tables below summarize certain characteristics of our Agency Securities as of March 31, 2013 and December 31, 2012 (dollars in thousands).

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal
March 31, 2013	$23,197,808	$1,109,366	$24,307,174	104.78%	$24,339,169	104.92%
December 31, 2012	17,925,998	940,000	18,865,998	105.24	19,096,562	106.53

Adjustable and Hybrid Adjustable Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Reset	Percentage of Total Agency Securities
March 31, 2013	$1,812,296	3.68%	$62	7.8%
December 31, 2012	2,037,778	3.69	66	11.4

Fixed Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
March 31, 2013	$21,385,512	3.35%	309	92.2%
December 31, 2012	15,888,220	3.52	276	88.6

The following table shows the average principal repayment rate for those securities which have settled for the quarterly periods presented.

Quarter ended	Average Quarterly Principal Repayment Rate
March 31, 2013	15.7%
March 31, 2012	11.4

As of March 31, 2013, our Agency Security portfolio consisted of approximately $24.3 billion in market value of Agency Securities with initial fixed-interest rate periods of three, five, seven, ten, fifteen, twenty, twenty five and thirty years.

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our portfolio and our hedging strategy. We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 day or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

As of March 31, 2013 and December 31, 2012, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 62 months and 66 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 28 of which we had done repurchase trades with as of March 31, 2013 and 26 of which we had done repurchases trades with as of December 31, 2012. We had outstanding balances under our repurchase agreements as of March 31, 2013 and December 31, 2012 of $24.8 billion and $18.4 billion, respectively.

Derivative Instruments

We generally hedge our interest rate risk as ARRM deems prudent in light of market conditions and the associated costs. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages (“ARMs”) if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

As of March 31, 2013 and December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $12.3 billion and $8.7 billion, respectively. As of March 31, 2013 and December 31, 2012, we had entered into interest rate swaptions with an aggregate notional balance of $1.6 billion and $1.1 billion, respectively. In addition, as of March 31, 2013 and December 31, 2012, we had purchased or sold Futures Contracts with an aggregate notional balance of $99.0 million and $102.0 million, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. For the quarters ended March 31, 2013 and March 31, 2012 we recognized losses of $12.8 million and gains of $7.9 million, respectively, related to our derivatives. For the quarters ended March 31, 2013 and March 31, 2012, the unrealized change in the fair value of our Agency Securities (decreased) increased by ($180.1) million and $11.6 million, respectively.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We may be required to begin clearing certain new interest rate swap contracts as early as June 2013. There can be no assurances what effects, if any, these interest rate swap clearing requirements will have on the availability, pricing, liquidity or margin requirements associated with cleared or un-cleared interest rate swap contracts that we might enter into in the future.

Liquidity and Capital Resources

During the quarter ended March 31, 2013, we issued 65,010,110 shares of common stock and raised additional net common equity of approximately $438.5 million. During the quarter ended March 31, 2013, we issued 174,961 shares of 8.250% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and issued 5,650,000 shares of 7.875% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) for a combined net preferred equity of approximately $141.0 million. As a result, we were able to acquire additional assets, arrange additional repurchase agreement funding and increase economies of scale. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of our management agreement. However, pursuant to the 2012 Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended March 31, 2013, we purchased $8.9 billion of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the quarter ended March 31, 2013, we received cash of $1.2 billion from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $438.5 million from common equity issuances, including our dividend reinvestment and stock purchase plan (“DRIP”) and $4.4 million of proceeds from the issuance of 174,961 shares of Series A Preferred Stock and $136.6 million of proceeds from the issuance of 5,650,000 shares of Series B Preferred Stock during the quarter ended March 31, 2013. We had a net cash increase from our repurchase agreements of $6.5 billion for the quarter ended March 31, 2013 and made cash interest payments of approximately $55.3 million on our liabilities for the quarter ended March 31, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $35.1 million of cash collateral posted with counterparties and increased our liability by $10.2 million for cash collateral held as of March 31, 2013.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Facilities

 The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(in thousands)
Within 30 days	$11,626,612	$7,771,444
31 days to 60 days	11,540,240	7,840,268
61 days to 90 days	562,762	2,699,706
Greater than 90 days	1,099,000	54,677
Total	$24,828,614	$18,366,095

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Number of MRA’s	33	33
Number of counterparties with repurchase agreements outstanding	28	26
Weighted average maturity in days	36	34
Weighted average contractual rate	0.43%	0.49%
Haircut for repurchase agreements (1)	4.8%	4.8%

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2013 and December 31, 2012, our total borrowings were approximately $24.8 billion and $18.4 billion (excluding accrued interest), respectively, which represented a leverage ratio of approximately 9.17:1 and 7.96:1, respectively.

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

Stockholder’s Equity

Dividends

The following tables present our common stock dividend transactions for the quarter ended March 31, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 30, 2013	$0.08	$24.8
February 15, 2013	February 27, 2013	0.08	24.8
March 15, 2013	March 27, 2013	0.08	30.2

The following table presents our Series A Preferred Stock dividend transactions for the quarter ended March 31, 2013.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 28, 2013	$0.17	$0.3
February 15, 2013	February 26, 2013	0.17	0.4
March 15, 2013	March 26, 2013	0.17	0.4

The following table presents our Series B Preferred Stock dividend transactions for the quarter ended March 31, 2013.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record (in millions)
March 15, 2013	March 27, 2013	$0.25	$1.4

Equity Capital Raising Activities

The following table presents our equity transactions for the quarter ended March 31, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Series A Preferred equity distribution agreements	January 2, 2013 through January 30, 2013	174,961	$25.51	(1)	$4.4
DRIP	January 25, 2013 through March 27, 2013	10,110	6.64	(1)	0.1
Series B Preferred initial offering	February 12, 2013	5,650,000	25.00		136.6
Common stock follow-on public offering	February 20, 2013	65,000,000	6.75		438.4

(1)	Weighted average price

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013 and December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of single-family fixed rate, hybrid adjustable rate and adjustable rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our securities as available for sale. All assets that are classified as available for sale are carried at fair value and unrealized gains and losses are included in other comprehensive income or loss as a component of stockholders’ equity. We utilize a third party pricing service to value our portfolio. The pricing service incorporates common market pricing methods including a spread measurement to the Treasury yield curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

(1)	the factors referenced in this report and including those set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2013 and March 31, 2012, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of March 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(11.89)%	(2.42)%
0.50	(4.16)	(1.27)
(0.50)	4.67	(0.04)
(1.00)	(9.62)	(0.04)

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	4.90%	(0.99)%
0.50	12.81	(0.60)
(0.50)	(6.38)	(1.31)
(1.00)	(41.89)	(2.17)

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

The above tables quantify the potential changes in net interest income and portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of “Accumulated other comprehensive income” that is included in the stockholders’ equity section of our condensed consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

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

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2013. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and ARRM are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 22, 2013 with the SEC.

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

Date: May 2, 2013	ARMOUR RESIDENTIAL REIT, INC.
/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles Supplementary classifying 6,210,000 shares of ARMOUR Residential REIT, Inc.’s preferred stock into shares of 7.875% Series B Cumulative Redeemable Preferred Stock (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8-K filed with the SEC on February 12, 2013.

(2)	Filed herewith

(3)	Furnished herewith

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.