Form 10-Q
period 2013-06-30
Armour Residential REIT, Inc.
filed 2013-08-01
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of outstanding shares of the Registrant’s common stock as of July 30, 2013 was 370,814,778.

ARMOUR Residential REIT, Inc.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$802,852	$771,282
Cash collateral posted	280,315	265,552
Agency Securities, available for sale, at fair value (including pledged securities of $22,480,580 and $18,578,690)	22,605,502	19,096,562
Receivable for unsettled securities	66,992	668,244
Derivatives, at fair value	343,340	5,367
Principal payments receivable	8,914	16,037
Accrued interest receivable	63,512	55,430
Prepaid and other assets	1,153	404
Total Assets	$24,172,580	$20,878,878

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net	$19,763,622	$18,366,095
Obligations to return securities received as collateral, at fair value	1,875,938	-
Cash collateral held	203,573	-
Derivatives, at fair value	100,524	190,540
Accrued interest payable	10,085	10,064
Accounts payable and other accrued expenses	3,237	4,395
Dividends payable	-	9
Total Liabilities	21,956,979	18,571,103

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 and 2,006 issued and outstanding at June 30, 2013 and December 31, 2012	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 and none issued and outstanding at June 30, 2013 and December 31, 2012	6	-
Common stock, $0.001 par value, 1,000,000 shares authorized, 370,737 and 309,013 shares issued and outstanding at June 30, 2013 and December 31, 2012	371	309
Additional paid-in capital	2,785,818	2,226,198
Retained Earnings (Accumulated Deficit)	269,440	(149,298)
Accumulated other comprehensive (loss) income	(840,036)	230,564
Total Stockholders’ Equity	2,215,601	2,307,775
Total Liabilities and Stockholders’ Equity	$24,172,580	$20,878,878

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income, net of amortization of premium on Agency Securities	$141,159	$86,204	$271,797	$148,967
Interest expense	(23,595)	(11,106)	(49,070)	(18,036)
Net interest income	117,564	75,098	222,727	130,931
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive (loss) income)	20,876	(1,268)	39,390	5,048
Realized gain on short sale of U.S. Treasury Securities	639	-	639	-
Other income	-	1,043	-	1,043
Unrealized loss on U.S. Treasury Securities sold short	(21,717)	-	(21,717)	-
Subtotal	(202)	(225)	18,312	6,091
Realized loss on derivatives (1)	(38,858)	(12,400)	(67,911)	(22,140)
Unrealized gain (loss) on derivatives	412,183	(70,394)	428,484	(52,780)
Subtotal	373,325	(82,794)	360,573	(74,920)
Total Other Income (Loss)	373,123	(83,019)	378,885	(68,829)
Expenses:
Management fee	7,869	4,298	14,502	7,811
Professional fees	522	425	1,526	936
Insurance	90	55	168	104
Board compensation	257	498	514	992
Other	564	407	1,227	672
Total expenses	9,302	5,683	17,937	10,515
Net income (loss) before taxes	481,385	(13,604)	583,675	51,587
Income tax (expense) benefit	-	(3)	-	29
Net Income (Loss)	$481,385	$(13,607)	$583,675	$51,616
Dividends declared on preferred stock	(3,905)	(160)	(6,403)	(160)
Net Income (Loss) available (related) to common stockholders	$477,480	$(13,767)	$577,272	$51,456
Net income (loss) available (related) per share to common stockholders:
Basic	$1.28	$(0.08)	$1.62	$0.33
Diluted	$1.28	$(0.08)	$1.62	$0.32
Dividends declared per common share	$0.21	$0.30	$0.45	$0.62
Weighted average common shares outstanding:
Basic	372,591	180,773	355,359	157,838
Diluted	374,135	180,773	356,897	158,553

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Income (Loss)	$481,385	$(13,607)	$583,675	$51,616
Other comprehensive income :
Reclassification adjustment for realized (gain) loss on sale of Agency Securities	(20,876)	1,268	(39,390)	(5,048)
Net unrealized (loss) gain on available for sale Agency Securities	(851,155)	112,328	(1,031,210)	123,950
Other comprehensive (loss) income	(872,031)	113,596	(1,070,600)	118,902
Comprehensive (Loss) Income	$(390,646)	$99,989	$(486,925)	$170,518

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Total Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	2,006	$2	$48,792	-	$-	$-	309,013	$309	$2,177,406	$2,226,198	$(149,298)	$230,564	$2,307,775
Series A Preferred dividends declared	-	-	-	-	-	-	-	-	-	-	(2,232)	-	(2,232)
Series B Preferred dividends declared	-	-	-	-	-	-	-	-	-	-	(4,171)	-	(4,171)
Common stock dividends declared	-	-	-	-	-	-	-	-	-	-	(158,534)	-	(158,534)
Issuance of Series A Preferred stock, net	175	-	4,380	-	-	-	-	-	-	4,380	-	-	4,380
Issuance of Series B Preferred stock, net	-	-	-	5,650	6	136,547	-	-	-	136,547	-		136,553
Issuance of common stock, net	-	-	-	-	-	-	65,027	65	438,346	438,346	-	-	438,411
Stock based compensation, net of withholding requirements	-	-	-	-	-	-	93	1	603	603	-	-	604
Common stock repurchased	-	-	-	-	-	-	(3,396)	(4)	(20,256)	(20,256)	-	-	(20,260)
Net income	-	-	-	-	-	-	-	-	-	-	583,675	-	583,675
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(1,070,600)	(1,070,600)
Balance, June 30, 2013	2,181	$2	$53,172	5,650	$6	$136,547	370,737	$371	$2,596,099	$2,785,818	$269,440	$(840,036)	$2,215,601

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net income	$583,675	$51,616
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	107,649	33,737
Realized gain on sale of Agency Securities	(39,390)	(5,048)
Realized gain on short sale of U.S. Treasury Securities	(639)	-
Stock based compensation	604	261
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(8,082)	(19,919)
Increase in prepaid and other assets	(744)	(678)
(Increase) decrease in derivatives, at fair value	(427,989)	25,188
Increase in accrued interest payable	21	1,218
(Decrease) increase in accounts payable and other accrued expenses	(1,158)	1,498
Net cash provided by operating activities	213,947	87,873
Cash Flows From Investing Activities:
Purchases of Agency Securities	(11,708,449)	(8,745,763)
Principal repayments of Agency Securities	2,154,730	777,772
Proceeds from sales of Agency Securities	5,514,294	664,588
Disbursements on reverse repurchase agreements	(7,712,796)	-
Receipts from reverse repurchase agreements	5,834,000	-
Decrease (increase) in cash collateral	188,810	(45,887)
Net cash used in investing activities	(5,729,411)	(7,349,290)
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	4,380	33,779
Issuance of Series B Preferred stock, net of expenses	136,553	-
Issuance of common stock, net of expenses	438,406	627,813
Proceeds from repurchase agreements	79,296,965	57,438,695
Principal repayments on repurchase agreements	(76,020,640)	(50,663,141)
Proceeds from sales of U.S. Treasury Securities	2,811,277	-
Purchases of U.S. Treasury Securities	(934,701)	-
Series A Preferred dividends paid	(2,232)	-
Series B Preferred dividends paid	(4,171)	-
Common stock dividends paid	(158,543)	(101,365)
Common stock repurchased	(20,260)	-
Net cash provided by financing activities	5,547,034	7,335,781
Net increase in cash	31,570	74,364
Cash - beginning of period	771,282	252,372
Cash - end of period	$802,852	$326,736
Supplemental Disclosure:
Cash paid for income taxes	$-	$12
Cash paid during the period for interest	$103,563	$46,012
Non-Cash Investing and Financing Activities:
Receivable for unsettled security sales	$66,992	$-
Payable for unsettled security purchases	$-	$272,863
Net unrealized (loss) gain on available for sale Agency Securities	$(1,031,210)	$123,950
Amounts receivable for issuance of common stock	$5	$3
Common stock dividends declared, to be paid in subsequent period	$-	$8
Preferred dividends declared, to be paid in subsequent period	$-	$160

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 1001 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

We are an externally managed Maryland corporation organized in 2008, managed by ARRM (see Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). As of June 30, 2013 and December 31, 2012, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate, hybrid adjustable rate, and adjustable rate home loans. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by U.S. Government-sponsored entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include Non-Agency as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Collateral Posted/Held

The following table presents information related to margin collateral posted (held) for Agency Securities, interest rate swap contracts and Eurodollar Futures Contracts (“Futures Contracts”) which are included in cash collateral on the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

June 30, 2013

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Agency Securities	$257,590	$-
Interest rate swap contracts	19,952	(203,573)
Futures Contracts	2,773	-
Totals	$280,315	$(203,573)

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$261,364	$-
Futures Contracts	4,188	-
Totals	$265,552	$-

(1)	See Note 6, “Fair Value of Financial Instruments” for additional discussion.

Agency Securities, at Fair Value

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  As of June 30, 2013 and December 31, 2012, all of our Agency Securities were classified as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income.

We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists.

Repurchase Agreements, net

We finance the acquisition of our Agency Securities through the use of repurchase agreements. Our repurchase agreements are secured by our Agency Securities and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate (“LIBOR”). Under these repurchase agreements, we sell Agency Securities to a lender and agree to repurchase the same Agency Securities in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement under which we pledge our Agency Securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day.

Obligations to Return Securities Received as Collateral, at Fair Value

We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged.

Derivatives, at Fair Value

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

Credit Risk

We have limited our exposure to credit losses on our securities portfolio of Agency Securities. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae Agency Securities are backed by the full faith and credit of the U.S. Government.

In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. Government.  On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S. Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Fannie Mae and Freddie Mac remain in conservatorship of the U.S. Government. There can be no assurances as to how or when the U.S. Government will end these conservatorships or how the future profitability of Fannie Mae and Freddie Mac and any future credit rating actions may impact the credit risk associated with Agency Securities and, therefore, the value of the Agency Securities in our securities portfolio.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

At June 30, 2013, we were authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

Series A Cumulative Preferred Shares (”Series A Preferred Stock”)

On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610,000 shares of the 50,000,000 authorized preferred stock as 8.250% Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000,000 shares of Series A Preferred Stock.  On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000,000 shares of Series A Preferred Stock. At June 30, 2013, there were 9,610,000 shares designated as Series A Preferred Stock.

We had 2,180,572 shares of Series A Preferred Stock issued and outstanding at June 30, 2013 and 2,005,611shares of Series A Preferred Stock issued and outstanding at December 31, 2012. Our Series A Preferred Stock has a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (”Series B Preferred Stock”)

On February 11, 2013, we filed with the Maryland State Department of Assessments and Taxation to designate 6,210,000 shares of the 50,000,000 authorized preferred stock as 7.875% Series B Preferred Stock with the powers, designations, preferences and other rights as set forth therein.

We had 5,650,000 shares of Series B Preferred Stock issued and outstanding at June 30, 2013 and none issued and outstanding at December 31, 2012. Our Series B Preferred Stock has a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock

Common Stock and Warrants

At June 30, 2013, we were authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 370,736,955 shares of common stock issued and outstanding at June 30, 2013 and 309,013,984 shares of common stock issued and outstanding at December 31, 2012. We had outstanding warrants whereby their holders have the right to purchase 32,500,000 shares of our common stock at June 30, 2013 and December 31, 2012. These warrants are exercisable at $11.00 per share and expire on November 7, 2013.

Common Stock Repurchased

On December 17, 2012, we announced that our Board had authorized a stock repurchase program of up to $100 million of shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934 and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such shares are treated as authorized but unissued. As of June 30, 2013, we repurchased 3,395,603 shares of our outstanding common stock under the Repurchase Program for an aggregate of $20.3 million.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Revenue Recognition

Interest income is earned and recognized based on the unpaid principal amount of the Agency Securities and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities.

Note 4 – Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, Balance Sheet (Topic 210). This update to ASU 2011-11 addressed implementation issues and applied to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance did not affect the presentation of Derivatives, at fair value on our condensed consolidated balance sheets and therefore, did not affect our financial statements.

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

Note 5 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. As of June 30, 2013 and December 31, 2012, investments in Agency Securities accounted for 100% of our securities portfolio.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of June 30, 2013 are also presented below.

June 30, 2013	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(in thousands)
Principal amount	$16,741,856	$5,389,412	$235,277	$22,366,545
Net unamortized premium	802,000	266,296	10,697	1,078,993
Amortized cost	17,543,856	5,655,708	245,974	23,445,538
Unrealized gains	14,179	4,530	4,198	22,907
Unrealized losses	(664,515)	(198,415)	(13)	(862,943)
Fair value	$16,893,520	$5,461,823	$250,159	$22,605,502

June 30, 2013	Adjustable and Hybrid Adjustable Rate	Fixed Rate	Total Agency Securities
	(in thousands)
Principal amount	$1,360,694	$21,005,851	$22,366,545
Net unamortized premium	58,213	1,020,780	1,078,993
Amortized cost	1,418,907	22,026,631	23,445,538
Unrealized gains	15,799	7,108	22,907
Unrealized losses	(4,080)	(858,863)	(862,943)
Fair value	$1,430,626	$21,174,876	$22,605,502

As of December 31, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2012 are also presented below.

December 31, 2012	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(in thousands)
Principal amount	$12,328,493	$5,305,071	$292,434	$17,925,998
Net unamortized premium	641,833	284,739	13,428	940,000
Amortized cost	12,970,326	5,589,810	305,862	18,865,998
Unrealized gains	169,227	66,904	6,466	242,597
Unrealized losses	(9,815)	(2,170)	(48)	(12,033)
Fair value	$13,129,738	$5,654,544	$312,280	$19,096,562

December 31, 2012	Adjustable and Hybrid Adjustable Rate	Fixed Rate	Total Agency Securities
	(in thousands)
Principal amount	$2,037,778	$15,888,220	$17,925,998
Net unamortized premium	84,255	855,745	940,000
Amortized cost	2,122,033	16,743,965	18,865,998
Unrealized gains	36,758	205,839	242,597
Unrealized losses	(222)	(11,811)	(12,033)
Fair value	$2,158,569	$16,937,993	$19,096,562

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the weighted average lives of our Agency Securities as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$6	$6	$2,647	$2,593
Greater than one year and less than three years	242,729	240,198	8,618,862	8,476,157
Greater than three years and less than five years	4,237,986	4,253,521	9,681,538	9,592,001
Greater than or equal to five years	18,124,781	18,951,813	793,515	795,247
Total Agency Securities	$22,605,502	$23,445,538	$19,096,562	$18,865,998

We use a third-party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of June 30, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	$20,836,985	$(862,941)	$58	$(2)	$20,837,043	$(862,943)
December 31, 2012	1,521,052	(12,030)	836	(3)	1,521,888	(12,033)

We evaluated our Agency Securities with unrealized losses and determined that there was no other than temporary impairments as of June 30, 2013 or December 31, 2012. As of those dates, we did not intend to sell Agency Securities and believed it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. The decline in value of these Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+.

During the quarter and six months ended June 30, 2013, we sold $2.7 billion and $4.9 billion of Agency Securities resulting in a realized gain of $20.9 million and $39.4 million, respectively. During the quarter ended June 30, 2012, we did not sell any Agency Securities. However for the quarter ended June 30, 2012, we realized a loss on sale of Agency Securities of $1.3 million. $1.1 million of this amount is due to the bankruptcy of a counterparty to a repurchase agreement and the remaining $0.2 million is a reduction of the first quarter realized gains due to factor updates. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement. During the six months ended June 30, 2012, we sold $0.2 billion of Agency Securities resulting in a realized gain of $5.0 million (see Note 16, “Subsequent Events” for additional discussion).

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

Level 1 Inputs - Quoted prices for identical instruments in active markets.

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

Cash - Cash and cash equivalents includes cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less, at the time of purchase. The carrying amount of cash is deemed to be its fair value. Our cash balances are classified as Level 1. Cash balances posted to or held by counterparties as collateral are classified as Level 2.

Agency Securities Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a third-party pricing model. Fair values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third-party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At June 30, 2013 and December 31, 2012, all of our Agency Security fair values were based solely on third-party pricing services and dealer quotes and therefore were classified as Level 2.

Repurchase Agreements, net - The fair value of repurchase agreements, net reflects the present value of the contractual cash flows discounted at the estimated LIBOR based market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term to interest rate repricing, which may be at maturity, of our repurchase agreements. The fair value of the repurchase agreements, net approximates their carrying amount due to the short-term nature of these financial instruments. Both our repurchase agreements and reverse repurchase agreements shown together net are classified as Level 2.

Obligations to Return Securities Received as Collateral - The fair value of the obligations to return securities received as collateral are based upon the prices of the related U.S. Treasury Securities received from a third-party pricing service, which are indicative of market activity. Such obligations are classified as Level 1.

Derivative Transactions - Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and are classified as Level 1. The fair values of our interest rate swap contracts and interest rate swaptions are valued using third-party pricing services that incorporates common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$22,605,502	$-	$22,605,502
Derivatives	$-	$343,340	$-	$343,340
Liabilities at Fair Value:
Obligations to return securities received as collateral	$1,875,938	$-	$-	$1,875,938
Derivatives	$2,570	$97,954	$-	$100,524

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$19,096,562	$-	$19,096,562
Derivatives	$-	$5,367	$-	$5,367
Liabilities at Fair Value:
Derivatives	$3,919	$186,621	$-	$190,540

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed as of June 30, 2013 and December 31, 2012.

	At June 30, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$802,852	$802,852	$802,852	$-	$-
Cash collateral posted	$280,315	$280,315	$-	$280,315	$-
Receivable for unsettled securities	$66,992	$66,992	$-	$66,992	$-
Principal payments receivable	$8,914	$8,914	$-	$8,914	$-
Accrued interest receivable	$63,512	$63,512	$-	$63,512	$-
Financial Liabilities:
Repurchase agreements, net	$19,763,622	$19,763,622	$-	$19,763,622	$-
Accrued interest payable	$10,085	$10,085	$-	$10,085	$-
Cash collateral held	$203,573	$203,573	$-	$203,573	$-

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$771,282	$771,282	$771,282	$-	$-
Cash collateral posted	$265,552	$265,552	$-	$265,552	$-
Receivable for unsettled securities	$668,244	$668,244	$-	$668,244	$-
Principal payments receivable	$16,037	$16,037	$-	$16,037	$-
Accrued interest receivable	$55,430	$55,430	$-	$55,430	$-
Financial Liabilities:
Repurchase agreements, net	$18,366,095	$18,366,095	$-	$18,366,095	$-
Accrued interest payable	$10,064	$10,064	$-	$10,064	$-

Note 7 – Repurchase Agreements, net

The following table represents the contractual repricing regarding our repurchase agreements, net to finance Agency Security purchases as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(in thousands)
Within 30 days (net of reverse repurchase agreements of $1.9 billion at June 30, 2013)	$6,460,115	$7,771,444
31 days to 60 days	10,687,107	7,840,268
61 days to 90 days	2,080,329	2,699,706
Greater than 90 days	536,071	54,677
Total	$19,763,622	$18,366,095

Obligations to return securities received as collateral associated with the reverse repurchase agreements of $1.9 billion at June 30, 2013 are all due within 30 days.

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Number of MRAs	34	33
Number of counterparties with repurchase agreements outstanding	28	26
Weighted average maturity in days	38	34
Weighted average contractual rate	0.40%	0.49%
Haircut for repurchase agreements (1)	4.8%	4.8%

(1)   The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the gross and net securities purchased and sold under repurchase agreements as of June 30, 2013. As of December 31, 2012, there were no reverse repurchase agreements obligations.

June 30, 2013

				Amounts Not Offset in the Condensed Consolidated Balance Sheet
Asset	Gross Amounts of Assets	Gross Amounts offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
	(in thousands)
Reverse Repurchase Agreements	$1,878,796	$1,878,796	$-	$-	$-	$-
Totals	$1,878,796	$1,878,796	$-	$-	$-	$-

				Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liability	Gross Amounts of Liabilities	Gross Amounts offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(1)	Cash Collateral Posted	Net Amount
	(in thousands)
Repurchase Agreements	$(21,642,418)	$1,878,796	$(19,763,622)	$19,763,622	$257,590	$257,590
Totals	$(21,642,418)	$1,878,796	$(19,763,622)	$19,763,622	$257,590	$257,590

(1)	The fair value of securities pledged against our repurchase agreements was $22.5 billion at June 30, 2013.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have agreements with our swap (including swaption) counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value; notional amount and remaining term of the contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

June 30, 2013

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$12,320,000	$293,970	$(97,954)
Interest rate swaptions	750,000	49,370	-
Futures Contracts	74,000	-	(2,570)
Totals	$13,144,000	$343,340	$(100,524)

(1)   See Note 6, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$8,670,000	$1,718	$(186,621)
Interest rate swaptions	1,050,000	3,649	-
Futures Contracts	102,000	-	(3,919)
Totals	$9,822,000	$5,367	$(190,540)

(1)   See Note 6, “Fair Value of Financial Instruments” for additional discussion.

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheets as of June 30, 2013.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held (1)	Net Amount
	(in thousands)
Interest rate swap contracts	$293,970	$(97,954)	$(183,621)	$12,395
Interest rate swaptions	49,370	-	-	49,370
Totals	$343,340	$(97,954)	$(183,621)	$61,765

(1)	This is net of $19,952 of cash collateral posted and $203,573 of cash collateral held.

		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(97,954)	$97,954	$-	$-
Futures Contracts	(2,570)	-	2,773	203
Totals	$(100,524)	$97,954	$2,773	$203

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

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters and six months ended June 30, 2013 and June 30, 2012.

		Income (Loss) Recognized (in thousands)
		For the Quarters Ended		For the Six Months Ended
Derivatives	Location on condensed consolidated statements of operations	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$5,059	$1,928	$9,158	$2,859
Interest expense	Realized loss on derivatives	(43,229)	(13,756)	(75,730)	(23,946)
Changes in fair value	Unrealized gain (loss) on derivatives	383,541	(59,233)	400,495	(41,677)
		345,371	(71,061)	333,923	(62,764)
Interest rate swaptions:
Changes in fair value	Unrealized gain (loss) on derivatives	27,950	(11,479)	26,640	(11,479)
		27,950	(11,479)	26,640	(11,479)
Futures Contracts:
Realized (loss)	Realized loss on derivatives	(688)	(572)	(1,339)	(1,053)
Changes in fair value	Unrealized gain on derivatives	692	318	1,349	376
		4	(254)	10	(677)
Totals		$373,325	$(82,794)	$360,573	$(74,920)

Note 9 – Stock Based Compensation

We adopted the 2009 Stock Incentive Plan (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”), subject to terms as provided in the Plan.

On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly. During the six months ended June 30, 2013, we awarded a total of 1,278,195 RSUs to members of our Board and to ARRM for its employees. Of these awards, 150,208 shares vesting in 2017 were awarded subject to stockholder approval of an increase to the number of shares issuable.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSU transactions for the six months ended June 30, 2013 are summarized below:

	June 30, 2013
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	628,367	$7.28
Granted	1,127,987	6.78
Vested	(212,630)	7.20
Unvested Awards Outstanding end of period	1,543,724	$6.95

As of June 30, 2013, there was approximately $6.7 million of unvested non-cash stock-based compensation related to the Awards (based on the June 28, 2013 stock price of $4.71 per share), that we expect to recognize as an expense over the remaining average service period of 3.3 years.

Note 10 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 30, 2013	$0.08	$24.8
February 15, 2013	February 27, 2013	0.08	24.8
March 15, 2013	March 27, 2013	0.08	30.2
April 15, 2013	April 29, 2013	0.07	26.3
May 15, 2013	May 30, 2013	0.07	26.3
June 14, 2013	June 27, 2013	0.07	26.1

The following table presents our Series A Preferred Stock dividend transactions for the six months ended June 30, 2013.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 28, 2013	$0.17	$0.3
February 15, 2013	February 26, 2013	0.17	0.4
March 15, 2013	March 26, 2013	0.17	0.4
April 15, 2013	April 29, 2013	0.17	0.4
May 15, 2013	May 27, 2013	0.17	0.4
June 14, 2013	June 27, 2013	0.17	0.4

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents our Series B Preferred Stock dividend transactions for the six months ended June 30, 2013.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record (in millions)
March 15, 2013	March 27, 2013	$0.25	$1.4
April 15, 2013	April 29, 2013	0.16	0.9
May 15, 2013	May 27, 2013	0.16	0.9
June 14, 2013	June 27, 2013	0.16	0.9

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Series A Preferred equity distribution agreements	January 2, 2013 through January 30, 2013	174,961	$25.51	(1)	$4.4
Common stock dividend reinvestment program	January 25, 2013 through June 27, 2013	26,627	5.76	(1)	0.1
Series B Preferred initial offering	February 12, 2013	5,650,000	25.00		136.6
Common stock follow-on public offering	February 20, 2013	65,000,000	6.75		438.4

(1)	Weighted average price

Common Stock repurchases

During May 2013, we repurchased 3,395,603 shares of our outstanding common stock under the Repurchase Program at a weighted average price of $5.94 per share for an aggregate of $20.3 million.

Note 11 – Net Income per Common Share

The following table presents a reconciliation of net income and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters and six months ended June 30, 2013 and June 30, 2012.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Net Income (Loss)	$481,385	$(13,607)	$583,675	$51,616
Less: Preferred dividends	(3,905)	(160)	(6,403)	(160)
Net Income (loss) available (related) to common stockholders	$477,480	$(13,767)	$577,272	$51,456

Weighted average common shares outstanding – basic	372,591	180,773	355,359	157,838
Add: Effect of dilutive non-vested restricted stock unit awards, assumed vested	1,544	-	1,538	715
Weighted average common shares outstanding – diluted	374,135	180,773	356,897	158,553

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have 32,500,000 warrants outstanding which are anti-dilutive as their exercise price exceeded the average stock price for the quarters and six months ended June 30, 2013 and June 30, 2012.

Note 12 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters and six months ended June 30, 2013 and June 30, 2012.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
GAAP Net Income (Loss)	$481,385	$(13,604)	$583,675	$51,587
Book to tax differences:
Unrealized (gain) loss on derivatives	(412,183)	70,394	(428,484)	52,780
Unrealized loss on U.S. Treasury Securities sold short	21,717	-	21,717	-
Amortization of deferred hedging costs	492	-	492	-
Other	7	-	16	-
Estimated taxable income	$91,418	$56,790	$177,416	$104,367

Included in the estimated taxable income amounts above are capital gains of $21.5 million and $40.0 million for the quarter and six months ended June 30, 2013 (see Note 16, “Subsequent Events” for additional discussion).

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at June 30, 2013 by approximately $541.4 million, or approximately $1.46 per common share (based on the 370,736,955 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. For the first quarter of 2013, we paid dividends of $0.08 per outstanding share of common stock and $0.17 per outstanding share of Series A Preferred Stock for each month of the quarter. In addition, we paid dividends of $0.25 per outstanding share of Series B Preferred Stock for the month of March. We paid dividends of $0.07 per outstanding share of common stock, $0.17 per outstanding share of Series A Preferred Stock and $0.16 per outstanding share of Series B Preferred Stock for each month of the second quarter, resulting in total payments to stockholders of $82.6 million and $164.9 for the quarter and six months ended June 30, 2013.  Our estimated REIT taxable income available to pay dividends was $91.4 million and $177.4 million for the quarter and six months ended June 30, 2013. As of June 30, 2013, undistributed estimated REIT taxable income was $22.9 million, or approximately $0.06 per common share (per share amounts are based on the 370,736,955 common shares then outstanding).

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

Note 13 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, as most recently amended and restated on June 18, 2012 (the “2012 Management Agreement”). The 2012 Management Agreement entitles ARRM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. The cost of repurchased stock reduces the amount of gross equity raised used to calculate the monthly management fee. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances.  The ARRM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2012.

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

Under the terms of the 2012 Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

●	Advising us with respect to, arrange for and manage the acquisition, financing, management and disposition of, elements of our investment portfolio;
●	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies;
●	Coordinating capital raising activities;
●

Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets  and providing administrative and managerial services in connection with our day-to-day operations; and

●	Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.

ARRM is also responsible for the payment of a sub-management fee payable monthly in arrears to Staton Bell Blank Check LLC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other than the various overhead expenses specified in the terms of the 2012 Management Agreement. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $0.4 million and $0.8 million, respectively for other expenses incurred on our behalf. For the quarter and six months ended June 30, 2012, we did not reimburse ARRM for any expenses.

For the quarter and six months ended June 30, 2013, we incurred $7.9 million and $14.5 million in management fees to ARRM, respectively. For the quarter and six months ended June 30, 2012, we incurred $4.3 million and $7.8 million in management fees to ARRM, respectively.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – Subsequent Events

On July 29, 2013, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $0.4 million in the aggregate, was paid to holders of record on July 15, 2013. We have also announced cash dividends of $0.17 per outstanding share of Series A Preferred Stock payable August 27, 2013 to holders of record on August 15, 2013 and payable September 27, 2013 to holders of record on September 15, 2013.

On July 29, 2013, a cash dividend of $0.16 per outstanding share of Series B Preferred Stock, or $0.9 million in the aggregate, was paid to holders of record on July 15, 2013. We have also announced cash dividends of $0.16 per outstanding share of Series B Preferred Stock payable August 27, 2013 to holders of record on August 15, 2013 and payable September 27, 2013 to holders of record on September 15, 2013.

On July 30, 2013, a cash dividend of $0.07 per outstanding common share, or $26.0 million in the aggregate, was paid to holders of record on July 15, 2013. We have also announced cash dividends of $0.07 per outstanding share of common stock payable August 29, 2013 to holders of record on August 15, 2013 and payable September 27, 2013 to holders of record on September 16, 2013.

In response to increased interest rate and spread volatility since June 30, 2013, we sold approximately $4.2 billion of Agency Securities resulting in realized losses of approximately $0.2 billion. We also realized approximately $13.5 million of capital gains on the short sales of U.S. Treasury Securities. For tax purposes, such losses are capital losses which do not affect the amount of our ordinary taxable income. Our REIT dividend requirements are based on the amount of our ordinary taxable income. These capital losses will generally be available to offset capital gains realized in the years 2013 through 2018. Through June 30, 2013, we have realized approximately $40.0 million of capital gains subject to such offsetting.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of mortgage backed securities (“MBS”) and mortgage loans. The securities we invest in are issued or guaranteed by a U.S. Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Our securities portfolio consists primarily of Agency Securities backed by fixed rate, hybrid adjustable rate, and adjustable rate home loans. From time to time, a portion of our assets may be invested in unsecured notes and bonds issued by U.S. Government-sponsored entities (collectively, “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us invest in Agency Securities and Non-Agency Securities. As of June 30, 2013, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. We are externally managed by ARRM, pursuant to a management agreement amended and restated on June 18, 2012 (the “2012 Management Agreement”). ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of JAVELIN Mortgage Investment Corp. (“JAVELIN”), a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as the executive officers of JAVELIN.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of Agency Securities. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market. Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of qualifying as a REIT under the Internal Revenue Code, (the “Code”) and avoid regulation as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT. In addition, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with generally accepted accounting principles in the United States (“U.S.”) (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

For any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will tend to reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

Prepayments on Agency Securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic and geographic factors, policy decisions by regulators, as well as other factors beyond our control. Consequently prepayment rates cannot be predicted with certainty. To the extent we hold Agency Securities acquired at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our Agency Securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may decline. The recent climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our securities portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our securities portfolio.

In addition, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include,

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our use of derivatives to hedge interest rate risk;
●	the REIT requirements under the Code; and
●	the requirements to qualify for an exemption under the 1940 Act and other regulatory and accounting policies related to our business.

Our Manager

We are externally managed by ARRM, pursuant to the 2012 Management Agreement. All of our executive officers are also employees of ARRM (see Note 14 to the condensed consolidated financial statements). ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The 2012 Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Pursuant to the 2012 Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Thereafter, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. We are also obligated to reimburse certain expenses incurred by ARRM and its affiliates. ARRM is further entitled to receive a termination fee from us under certain circumstances. ARRM is entitled to receive a monthly management fee regardless of the performance of our securities portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. For the quarter and six months ended June 30, 2013, we incurred $7.9 million and $14.5 million in management fees to ARRM, respectively. For the quarter and six months ended June 30, 2012, we incurred $4.3 million and $7.8 million in management fees to ARRM, respectively.

Pursuant to the Sub-Management Agreement between ARRM and the Sub-Manager, ARRM is responsible for paying a sub-management fee to the Sub-Manager in an amount equal to 25% of the management fee earned by ARRM, net of expenses. On November 6, 2014, the Sub-Manager has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to the Sub-Manager in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM.

Market and Interest Rate Trends and the Effect on our Securities Portfolio

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

On June 25, 2013, a bipartisan group of U.S. senators introduced a draft bill titled, "Housing Finance Reform and Taxpayer Protection Act of 2013" to the U.S. Senate, which would wind down Fannie Mae and Freddie Mac over a period of five years and replace the public securitization market used by the GSEs with a public-private alternative market. On July 11, 2013, members of the U.S. House Committee on Financial Services introduced a similar draft bill titled, "Protecting American Taxpayers and Homeowners Act" to the U.S. House of Representatives. While distinguishable in some respects from the Senate version, the House bill would also eliminate Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency Securities. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the Agency Securities in which we invest and otherwise materially adversely affect our business, operations and financial condition.

See the risk factor under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for additional information regarding these bills.

We cannot predict whether or when new actions may occur, the timing and pace of current actions already implemented, or what impact if any, such actions, or future actions, could have on our business, results of operations and financial condition.

U.S. Government Mortgage Related Securities Market Intervention

In September 2012, the Fed announced a third quantitative easing program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs are expected to grow the Fed’s Agency Securities holding by approximately $85 billion per month at least through the end of 2012. On December 12, 2012, the Fed also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. On May 22, 2013, Chairman Bernanke, responding to a question, stated “If we see continued improvement and we have confidence that that’s going to be sustained then we could in the next few meetings take a step down in our pace of purchases.” At the June 18-19, 2013 Federal Open Market Committee (“FOMC”) meeting, all but a few of the Committee members agreed to continue purchases of Agency securities at their current pace.

On June 19, 2013, at the FOMC Press Conference, Chairman Bernanke, responding to a journalist's question referring to a hypothetically optimistic economy, stated “In that case, we would expect probably to slow or moderate purchases some time later this year, and then through the middle of through the early part of next year, and ending, in that scenario, somewhere in the middle of the year.”

The markets have become particularly sensitive to statements by and about the Fed and its officials. For example, during the period from May 21, 2013 to June 28, 2013 the 10-Year Treasury Rate rose 56 basis points from 1.93% to 2.49% (with a high of 2.61% on June 25, 2013) while the Primary Mortgage Rate rose 74 basis points from 3.65% to 4.39% (with a high of 4.58% on June 25, 2013). On July 5, 2013, the release of regularly scheduled monthly unemployment data by the Bureau of Labor Statistics caused the 10-Year Treasury Rate to temporarily spike to 2.74% over concerns about possible reactions from the Fed.

The Fed continues to maintain its position that the timing and scope of tapering its securities purchases is dependent upon improving economic indicators. More recently, in a press conference on July 12, 2013, Chairman Bernanke stated that “highly accommodative monetary policy for the foreseeable future is what's needed in the U.S. economy.” Despite this statement, the markets appear to have priced in the expectation that tapering will occur in the near term as reflected in higher Treasury rates and lower Agency Securities values. Lower prices of Agency Securities reduces our book value and the amounts that we can borrow under repurchase agreements.

Financial Regulatory Reform Bill and Other Government Activity

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company pursuant to the exclusion provided by Section 3(c)(5)(C) of the 1940 Act for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exclusion from registration under Section 3(c)(5)(C) of the 1940 Act (such as us) should continue to be allowed to rely on such exclusion from registration. If we fail to continue to qualify for this exclusion from registration as an investment company, or the SEC determines that companies that invest in MBS are no longer able to rely on this exclusion, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned, or we may be required to register as an investment company under the 1940 Act, either of which could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

Certain programs initiated by the U.S. Government, through the Federal Housing Finance Agency (“FHFA”) and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency Securities could be that such holders would experience changes in the anticipated yields of their Agency Securities due to (i) increased prepayment rates and/or (ii) lower interest and principal payments.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the Group of Twenty Finance Ministers and Central Bank Governors in November 2010 and are subject to individual adoption by member nations, including the U.S.

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

On September 28, 2012, the United Kingdom Financial Services Authority (“FSA”) released the results of its review of the process for setting the London Interbank Offered Rate (“LIBOR”) interest rate for various currencies and maturities (“Wheatley Review”). Some of our derivative positions use various maturities of U.S. dollar LIBOR. Our borrowings in the repurchase market have also historically tracked these LIBOR rates. The Wheatley Review found, among other things, that potential conflicts of interests coupled with insufficient oversight and accountability resulted in some reported LIBOR rates that did not reflect the true cost of inter-bank borrowings they were meant to represent.

The Wheatley Review also proposes a number of remedial actions, including:

●	New statutory authority for the FSA to supervise and regulate the LIBOR setting process;
●	Establishing a new independent oversight body to administer the LIBOR setting process;
●	Eliminating LIBOR rates for certain currencies and maturities where markets are not sufficiently deep and liquid;
●	Ceasing immediate reporting of rates submitted by individual participating banks; and
●	Establishing controls to ensure that submitted rates represent actual transactions.

There can be no assurance whether or when the Wheatley Review recommendations will be implemented in whole or in part. Our derivative and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. However, there can be no assurance whether the implementation of any Wheatley Review recommendations would have a material impact on the future reported levels of LIBOR rates relevant to our derivative or repurchase borrowings.

On July 2, 2013, the Fed, in coordination with the FDIC and the Office of the Comptroller of the Currency (the "OCC"), approved a final rule that enhances bank regulatory capital requirements and implements certain elements of the Basel III capital reforms in the U.S. On July 9, 2013, the OCC approved the final rule and the FDIC approved the final rule as an interim rule. The final rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised U.S. financial institutions. The final rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all U.S. banking organizations. The final rule will continue to apply existing risk-based capital standards with respect to residential loans, including a 50 percent risk weight for safely underwritten first-lien mortgages that are not past due. "Advanced approaches banking organizations," those with $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures, will be required to comply with the final rule starting on January 1, 2014. Other banking organizations will be required to comply with the final rule starting January 1, 2015.

On July 9, 2013, the Fed, the FDIC, and the OCC proposed a rule to change the leverage ratio standards for the largest U.S. banking organizations. Under the proposed rule, bank-holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody would be required to maintain a tier 1 capital leverage buffer of at least 5 percent, which is 2 percent above the minimum supplementary leverage ratio requirement of 3 percent adopted by these three agencies in their Basel III capital reform rules on July 2, 2013. In addition to the leverage buffer, the proposed rule would require insured depository institutions of such large bank-holding companies to meet a 6 percent supplementary leverage ratio to be considered "well capitalized." The proposed rule would apply starting January 1, 2018. It is presently unclear how or whether the adoption of the above-mentioned reforms will affect our business, but it is expected that banking organizations will be better able to withstand periods of financial stress, thus contributing to the overall health of the U.S. economy.

Credit Market Disruption and Current Conditions

During the past few years, the residential housing and mortgage markets in the U.S. have experienced a variety of difficulties and changed economic conditions including loan defaults, credit losses and decreased liquidity. These conditions have resulted in volatility in the value of the Agency Securities we purchase and an increase in the average collateral requirements under our repurchase agreements we have obtained. While these markets have recovered significantly, further increased volatility and deterioration in the broader residential mortgage and residential mortgage backed securities (“RMBS”) markets may adversely affect the performance and market value of the Agency Securities and other high quality RMBS.

Short-term Interest Rates and Funding Costs

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

 Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. However, since July 2007 LIBOR and repurchase market rates have varied greatly and often have been significantly higher than the target and the Effective Federal Funds Rate. The difference between 30-day LIBOR and the Effective Federal Funds Rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The continued volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If this were to occur, our net interest margin and the value of our securities portfolio might suffer as a result.

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at June 30, 2013 and June 30, 2012.

	30-Day LIBOR	Effective Federal Funds Rate
June 30, 2013	0.19%	0.07%
June 30, 2012	0.25	0.09

Results of Operations

As a result of our continued equity raising efforts, our earnings as reported in our condensed consolidated financial statements, particularly on a per share basis, may take time to reach a level in which we consider to be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income Summary

Our primary source of income is the interest income we earn on our securities portfolio. Our net income for the quarter and six months ended June 30, 2013 available to common stockholders was $477.5 million and $577.3 million, or $1.28 and $1.62 per basic and diluted weighted average common share, respectively. These results compare to net loss of ($13.8) million and net income of $51.5 million available to common stockholders or ($0.08) and $0.33 per basic and ($0.08) and $0.32 per diluted weighted average common share, respectively, for the quarter and six months ended June 30, 2012. The main factors for the difference from the six months ended 2012 to the six months ended 2013 were the increased equity capital resources and the continued implementation of our investment strategy, offset by changes in value from our derivatives and increased management fees.

As of June 30, 2013 and December 31, 2012, our Agency Securities portfolio was carried at a net premium to par value with a weighted average amortized cost of 104.82% and 105.24%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarters ended June 30, 2013 and June 30, 2012.

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
June 30, 2013	2.53%	1.14%	1.38%	0.43%
June 30, 2012	2.97	0.82	2.15	0.39

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended June 30, 2013, was 10.8% on a constant prepayment basis compared to 9.1% for the quarter ended June 30, 2012.

 Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.07% and LIBOR was 0.19% at June 30, 2013. During the quarter and six months ended June 30, 2013, we realized losses of $38.9 million, and $67.9 million, respectively related to our derivatives. During the quarter and six months ended June 30, 2012, we realized losses of $12.4 million, and $22.1 million, respectively related to our derivatives. We increased our total interest rate swap contracts aggregate notional balance from $8.7 billion at December 31, 2012 to $12.3 billion at June 30, 2013. Our interest rate swap contracts had a weighted average swap rate of 1.4% and a weighted average term of 72 months at June 30, 2013. We decreased our total interest rate swaptions aggregate notional balance from $1.1 billion at December 31, 2012 to $750.0 million at June 30, 2013. Our swaptions had an underlying weighted average swap rate of 2.2% and a weighted average term of 5 months at June 30, 2013. Our total Eurodollar Futures Contracts (“Futures Contracts”) notional amount decreased from $102.0 million at December 31, 2012 to $74.0 million at June 30, 2013 due to the maturity of contracts.  Our Futures Contracts had a weighted average swap equivalent rate of 2.1% and weighted average term of 19 months as of June 30, 2013.

Net Interest Income

Our net interest income for the quarter and six months ended June 30, 2013 was $117.6 million and $222.7 million, respectively, compared to $75.1 million and $130.9 million, respectively, for the quarter and six months ended June 30, 2012. The continued growth of our net interest income from year to year is due to the completion of equity raises. The proceeds from these equity raises were invested in Agency Securities, creating a larger investment portfolio able to generate increasing levels of interest income. As of June 30, 2013 and December 31, 2012, our securities portfolio consisted of $22.6 billion and $19.1 billion of Agency Securities, respectively.

Gains and Losses on Sale of Agency Securities

During the quarter and six months ended June 30, 2013, we sold $2.7 billion and $4.9 billion of Agency Securities resulting in a realized gain of $20.9 million and $39.4 million, respectively. During the quarter ended June 30, 2012, we did not sell any Agency Securities. However for the quarter ended June 30, 2012, we realized a loss on sale of Agency Securities of $1.3 million. $1.1 million of this amount is due to the bankruptcy of a counterparty to a repurchase agreement and the remaining $0.2 million is a reduction of the first quarter realized gains due to factor updates. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement. During the six months ended June 30, 2012, we sold $0.2 billion of Agency Securities resulting in a realized gain of $5.0 million.

Gains and Losses on U.S. Treasury Securities

During the quarter and six months ended June 30, 2013, we sold short $2.8 billion of U.S. Treasury Securities. We purchased $0.9 billion resulting in a realized gain of $0.6 million. The outstanding balance resulted in a net unrealized loss of $21.7 million. During the quarter and six months ended June 30, 2012, we did not sell or purchase any U.S. Treasury Securities.

Expenses

Our total expenses for the quarter and six months ended June 30, 2013 were $9.3 million and $17.9 million, respectively, as compared to $5.7 million and $10.5 million, respectively, for the quarter and six months ended June 30, 2012. The increase in expenses from year to year is primarily due to two factors. The first factor is due to increased management fees. Our total management fee expense for the quarter and six months ended June 30, 2013, was $7.9 million and $14.5 million as compared to $4.3 million and $7.8 million for the quarter and six months ended June 30, 2012. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1 billion pursuant to the 2012 Management Agreement, the effective average management fee rate has generally declined over time. The second factor is an increase in professional fees and operating costs to support our current securities portfolio.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code, including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters and six months ended June 30, 2013 and June 30, 2012.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
GAAP Net Income (Loss)	$481,385	$(13,604)	$583,675	$51,587
Book to tax differences:
Unrealized (gain) loss on derivatives	(412,183)	70,394	(428,484)	52,780
Unrealized loss on U.S. Treasury Securities sold short	21,717	-	21,717	-
Amortization of deferred hedging costs	492	-	492	-
Other	7	-	16	-
Estimated taxable income	$91,418	$56,790	$177,416	$104,367

Included in the estimated taxable income amounts above are capital gains of $21.5 million and $40.0 million for the quarter and six months ended June 30, 2013 (see Note 16 to the condensed consolidated financial statements).

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at June 30, 2013 by approximately $541.4 million, or approximately $1.46 per common share (based on the 370,736,955 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. For the first quarter of 2013, we paid dividends of $0.08 per outstanding share of common stock and $0.17 per outstanding share of Series A Preferred Stock for each month of the quarter. In addition, we paid dividends of $0.25 per outstanding share of Series B Preferred Stock for the month of March. We paid dividends of $0.07 per outstanding share of common stock, $0.17 per outstanding share of Series A Preferred Stock and $0.16 per outstanding share of Series B Preferred Stock for each month of the second quarter, resulting in total payments to stockholders of $82.6 million and $164.9 for the quarter and six months ended June 30, 2013, respectively.  Our estimated REIT taxable income available to pay dividends was $91.4 million and $177.4 million for the quarter and six months ended June 30, 2013, respectively. As of June 30, 2013, undistributed estimated REIT taxable income was $22.9 million, or approximately $0.06 per common share (per share amounts are based on the 370,736,955 common shares then outstanding).

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

The tables below summarize certain characteristics of our Agency Securities as of June 30, 2013 and December 31, 2012 (dollars in thousands).

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal
June 30, 2013	$22,366,545	$1,078,993	$23,445,538	104.82%	$22,605,502	101.07%
December 31, 2012	17,925,998	940,000	18,865,998	105.24	19,096,562	106.53

Adjustable and Hybrid Adjustable Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Reset	Percentage of Total Agency Securities
June 30, 2013	$1,360,694	3.70%	$59	6.1%
December 31, 2012	2,037,778	3.69	66	11.4

Fixed Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
June 30, 2013	$21,005,851	3.34%	312	93.9%
December 31, 2012	15,888,220	3.52	276	88.6

The following table shows the average principal repayment rate for those securities which have settled for the quarterly periods presented.

Quarter ended	Average Quarterly Principal Repayment Rate
June 30, 2013	10.8%
June 30, 2012	9.1

As of June 30, 2013, our Agency Security portfolio consisted of approximately $22.6 billion in market value of Agency Securities with initial fixed-interest rate periods of fifteen, twenty, twenty-five and thirty years.

Our net income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our securities portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our securities portfolio and our hedging strategy. We expect that prepayment rates will be elevated due to repurchases of loans that reach 120 days or more delinquency by Freddie Mac and Fannie Mae on a continuing basis.

As of June 30, 2013 and December 31, 2012, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 59 months and 66 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

We evaluated our Agency Securities with unrealized losses and determined that there was no other than temporary impairments as of June 30, 2013 or December 31, 2012. As of those dates, we did not intend to sell Agency Securities and believed it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. The decline in value of these Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 28 of which we had done repurchase trades with as of June 30, 2013 and 26 of which we had done repurchases trades with as of December 31, 2012. We had outstanding balances under our repurchase agreements, net as of June 30, 2013 of $19.8 billion (net of reverse repurchase agreements of $1.9 billion). Our outstanding repurchase agreements balance at December 31, 2012 was $18.4 billion. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of June 30, 2013 of $1.9 billion. We did not have such obligations as of December 31, 2012.

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

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

●

available derivatives may not correspond directly with the interest rate risk for which protection is sought (e.g., the difference in interest rate movements for long term U.S. Treasury Securities compared to Agency Securities);

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

As of June 30, 2013 and December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $12.3 billion and $8.7 billion, respectively. As of June 30, 2013 and December 31, 2012, we had entered into interest rate swaptions with an aggregate notional balance of $750.0 million and $1.1 billion, respectively. In addition, as of June 30, 2013 and December 31, 2012, we had purchased or sold Futures Contracts with an aggregate notional balance of $74.0 million and $102.0 million, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized net gains of $373.3 million and $360.6 million for the quarter and six months ended June 30, 2013, respectively, and losses of $82.8 million and $74.9 million for the quarter and six months ended June 30, 2012, respectively, related to our derivatives. For the quarters and six months ended June 30, 2013, the unrealized change in the fair value of our Agency Securities decreased by ($851.2) million and ($1.0) billion, respectively, compared to an increase of $112.3 million and $124.0 million for the quarter and six months ended June 30, 2012, respectively.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts as of June 2013. There can be no assurances as to what effects, if any, these interest rate swap clearing requirements will have on the availability, pricing, liquidity or margin requirements associated with cleared or un-cleared interest rate swap contracts that we might enter into in the future.

Liquidity and Capital Resources

During the six months ended June 30, 2013, we issued 65,026,627 shares of common stock and raised additional net proceeds of approximately $438.4 million. During the six months ended June 30, 2013, we issued 174,961 shares of 8.250% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and issued 5,650,000 shares of 7.875% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) for a combined net proceeds of approximately $140.9 million. As a result, we were able to acquire additional assets, arrange additional repurchase agreement funding and increase economies of scale. During the six months ended June 30, 2013, we repurchased 3,395,603 shares of our outstanding common stock under our stock repurchase program (the “Repurchase Program”) for an aggregate of $20.3 million. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of our management agreement. However, pursuant to the 2012 Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk.

Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.

We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the six months ended June 30, 2013, we purchased $11.7 billion of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the six months ended June 30, 2013, we received cash of $2.2 billion from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $438.4 million from common equity issuances, including our common stock dividend reinvestment and stock purchase plan (“common stock DRIP”) and $4.4 million of proceeds from the issuance of 174,961 shares of Series A Preferred Stock and $136.6 million of proceeds from the issuance of 5,650,000 shares of Series B Preferred Stock during the six months ended June 30, 2013. We had a net cash increase from our repurchase agreements of $3.3 billion for the six months ended June 30, 2013 and made cash interest payments of approximately $103.6 million on our liabilities for the six months ended June 30, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $14.8 million of cash collateral posted with counterparties and increased our liability by $203.6 million for cash collateral held as of June 30, 2013.

In response to the growth of our Agency Securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Agreements, net

 The following table represents the contractual repricing regarding our repurchase agreements, net to finance Agency Security purchases as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(in thousands)
Within 30 days (net of reverse repurchase agreements of $1.9 billion at June 30, 2013)	$6,460,115	$7,771,444
31 days to 60 days	10,687,107	7,840,268
61 days to 90 days	2,080,329	2,699,706
Greater than 90 days	536,071	54,677
Total	$19,763,622	$18,366,095

Obligations to return securities received as collateral associated with the reverse repurchase agreements of $1.9 billion at June 30, 2013 are all due within 30 days.

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Number of MRAs	34	33
Number of counterparties with repurchase agreements outstanding	28	26
Weighted average maturity in days	38	34
Weighted average contractual rate	0.40%	0.49%
Haircut for repurchase agreements (1)	4.8%	4.8%

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

The following graph represents the month-end outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our Agency Securities. Over time, the level of our repurchase agreement financing has grown in conjunction with the growth in our securities portfolio of Agency Securities, which in turn has been the result of successful equity capital raising efforts. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular Agency Security pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

 Effects of Margin Requirements, Leverage and Credit Spreads

Our Agency Securities have values that fluctuate according to market conditions and, as discussed above, the market value of our Agency Securities will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the Agency Securities we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly.

We experience margin calls in the ordinary course of our business and under certain conditions, such as during a period of declining market value for Agency Securities and we may experience margin calls as frequently as daily. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in Agency Securities. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to involuntarily liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At June 30, 2013 and December 31, 2012, our total net borrowings were approximately $19.8 billion and $18.4 billion (excluding accrued interest), respectively. We also had Obligations to Return Securities Received as Collateral associated with the reverse repurchase agreements of $1.9 billion. As of June 30, 2013 and December 31, 2012 we had a leverage ratio of approximately 9.77:1 and 7.96:1, respectively.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and our ability to make timely portfolio adjustments, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, meet our financing obligations, pay fees under the 2012 Management Agreement and fund our distributions to stockholders and pay general corporate expenses.

We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our long-term (greater than one year) liquidity. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.

Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 30, 2013	$0.08	$24.8
February 15, 2013	February 27, 2013	0.08	24.8
March 15, 2013	March 27, 2013	0.08	30.2
April 15, 2013	April 29, 2013	0.07	26.3
May 15, 2013	May 30, 2013	0.07	26.3
June 14, 2013	June 27, 2013	0.07	26.1

The following table presents our Series A Preferred Stock dividend transactions for the six months ended June 30, 2013.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 28, 2013	$0.17	$0.3
February 15, 2013	February 26, 2013	0.17	0.4
March 15, 2013	March 26, 2013	0.17	0.4
April 15, 2013	April 29, 2013	0.17	0.4
May 15, 2013	May 27, 2013	0.17	0.4
June 14, 2013	June 27, 2013	0.17	0.4

The following table presents our Series B Preferred Stock dividend transactions for the six months ended June 30, 2013.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record (in millions)
March 15, 2013	March 27, 2013	$0.25	$1.4
April 15, 2013	April 29, 2013	0.16	0.9
May 15, 2013	May 27, 2013	0.16	0.9
June 14, 2013	June 27, 2013	0.16	0.9

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Series A Preferred equity distribution agreements	January 2, 2013 through January 30, 2013	174,961	$25.51	(1)	$4.4
Common stock DRIP	January 25, 2013 through June 27, 2013	26,627	5.76	(1)	0.1
Series B Preferred initial offering	February 12, 2013	5,650,000	25.00		136.6
Common stock follow-on public offering	February 20, 2013	65,000,000	6.75		438.4

(1)	Weighted average price

Common Stock repurchases

During May 2013, we repurchased 3,395,603 shares of our outstanding common stock under the Repurchase Program at a weighted average price of $5.94 per share for an aggregate of $20.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of June 30, 2013 and December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of single-family fixed rate, hybrid adjustable rate and adjustable rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our Agency Securities as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income. We utilize a third party pricing service to value our securities portfolio. The pricing service incorporates common market pricing methods including a spread measurement to the Treasury yield curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Repurchase Agreements, net: We finance the acquisition of our Agency Securities through the use of repurchase agreements. Our repurchase agreements are secured by our Agency Securities and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. Under these repurchase agreements, we sell Agency Securities to a lender and agree to repurchase the same Agency Securities in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement under which we pledge our Agency Securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day.

Obligations to Return Securities Received as Collateral, at Fair Value: We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged.

Impairment of Assets: We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. To date there have been no such impairment losses recognized.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

●	the factors referenced in this report and including those set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012;
●

the impact of the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government and the Fed system;

●	the possible material adverse affect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;
●	mortgage loan modification programs and future legislative action;
●	availability, terms and deployment of capital;
●	changes in economic conditions generally;
●	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;
●	general volatility of the financial markets, including markets for mortgage securities;
●	inflation or deflation;
●	availability of suitable investment opportunities;
●	the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;
●	changes in our business and investment strategy;
●	our dependence on ARRM and ability to find a suitable replacement if ARRM were to terminate their management relationship with us;
●	the existence of conflicts of interest in our relationship with ARRM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;
●	changes in personnel at ARRM or the availability of qualified personnel at ARRM;
●	limitations imposed on our business by our status as a REIT under the Code;
●	changes in GAAP, including interpretations thereof; and
●	changes in applicable laws and regulations.

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

Interest Rate, Cap and Mismatch Risk

A portion of our securities portfolio consists of hybrid adjustable rate and adjustable rate Agency Securities. Hybrid mortgages are ARMs that have a fixed-interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount the interest rate can change during any given period. ARMs are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage related assets could be limited. This exposure would be magnified to the extent we acquire fixed rate Agency Securities or ARMs that are not fully indexed. Furthermore, some ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

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

Our ARMs and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than our earnings rate on our assets.

Furthermore, our net income may vary somewhat as the spread between one-month interest rates, the typical term for our repurchase agreements and six-month and twelve-month interest rates, the typical reset term of ARMs, varies.

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

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our Agency Securities. We face the risk that the market value of our Agency Securities will increase or decrease at different rates than that of our liabilities, including our derivative instruments and obligations to return securities received as collateral.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2013 and December 31, 2012, assuming a static securities portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of June 30, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(12.05)%	(2.56)%
0.50	(5.81)	(1.26)
(0.50)	12.26	1.06
(1.00)	5.11	1.71

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	4.90%	(0.99)%
0.50	12.81	(0.60)
(0.50)	(6.38)	(1.31)
(1.00)	(41.89)	(2.17)

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static securities portfolio, we rebalance our securities portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the table above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change.  Given the low level of interest rates at June 30, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of “Accumulated other comprehensive income” that is included in the stockholders’ equity section of our condensed consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal and interest payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity Agency Securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our ARMs. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from Agency Securities.

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2013. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company is not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013 except as set forth below.

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, wind down Fannie Mae and Freddie Mac, and we could be materially adversely affected if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill titled, "Housing Finance Reform and Taxpayer Protection Act of 2013," which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. Also, on July 11, 2013, members of the House Committee on Financial Services introduced a draft bill titled, "Protecting American Taxpayers and Homeowners Act" to the U.S. House of Representatives. Both bills call for the winding down of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency Securities. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the Agency Securities in which we invest and otherwise materially adversely affect our business, operations and financial condition.

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

Date: August 1, 2013	ARMOUR RESIDENTIAL REIT, INC.
/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

(2)	Furnished herewith

#

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.