Form 10-Q
period 2013-09-30
Armour Residential REIT, Inc.
filed 2013-10-28
CIK 1428205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of outstanding shares of the Registrant’s common stock as of October 25, 2013 was 370,905,142.

ARMOUR Residential REIT, Inc.

TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$496,480	$771,282
Cash collateral posted	30,962	265,552
Agency Securities, available for sale, at fair value (including pledged securities of $15,811,765 and $18,578,690)	16,664,917	19,096,562
Receivable for unsettled sales	-	668,244
Derivatives, at fair value	390,685	5,367
Principal payments receivable	256	16,037
Accrued interest receivable	45,985	55,430
Prepaid and other assets	1,184	404
Total Assets	$17,630,469	$20,878,878

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$14,917,525	$18,366,095
Cash collateral held	294,071	-
Payable for unsettled purchases	143,894	-
Derivatives, at fair value	110,017	190,540
Accrued interest payable	7,816	10,064
Accounts payable and other accrued expenses	3,697	4,395
Dividends payable	-	9
Total Liabilities	$15,477,020	$18,571,103

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 and 2,006 issued and outstanding at September 30, 2013 and December 31, 2012	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 and none issued and outstanding at September 30, 2013 and December 31, 2012	6	-
Common stock, $0.001 par value, 1,000,000 shares authorized, 370,905 and 309,013 shares issued and outstanding at September 30, 2013 and December 31, 2012	371	309
Additional paid-in capital	2,786,559	2,226,198
Accumulated deficit	(42,635)	(149,298)
Accumulated other comprehensive income (loss)	(590,854)	230,564
Total Stockholders’ Equity	$2,153,449	$2,307,775
Total Liabilities and Stockholders’ Equity	$17,630,469	$20,878,878

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest income, net of amortization of premium on Agency Securities	$112,418	$116,693	$384,215	$265,660
Interest expense	(17,899)	(19,222)	(66,969)	(37,258)
Net interest income	$94,519	$97,471	$317,246	$228,402
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(300,960)	15,062	(261,569)	20,110
Gain on short sale of U.S. Treasury Securities	35,255	-	14,176	-
Other income	-	-	-	1,043
Subtotal	$(265,705)	$15,062	$(247,393)	$21,153
Realized loss on derivatives (1)	(37,262)	(18,914)	(105,173)	(41,055)
Unrealized gain (loss) on derivatives	(11,821)	(31,486)	416,662	(84,265)
Subtotal	$(49,083)	$(50,400)	$311,489	$(125,320)
Total Other Income (Loss)	$(314,788)	$(35,338)	$64,096	$(104,167)
Expenses:
Management fee	6,483	5,545	20,985	13,356
Professional fees	773	472	2,299	1,408
Insurance	188	85	355	189
Compensation	1,859	426	2,373	1,417
Other	381	660	1,608	1,331
Total expenses	$9,684	$7,188	$27,620	$17,701
Income (loss) before taxes	(229,953)	54,945	353,722	106,534
Income tax benefit (expense)	10	(3)	10	27
Net Income (Loss)	$(229,943)	$54,942	$353,732	$106,561
Dividends declared on preferred stock	(3,905)	(804)	(10,308)	(964)
Net Income (Loss) available (related) to common stockholders	$(233,848)	$54,138	$343,424	$105,597
Net income (loss) available (related) per share to common stockholders (Note 12):
Basic	$(0.63)	$0.20	$1.28	$0.54
Diluted	$(0.63)	$0.20	$1.27	$0.54
Dividends declared per common share	$0.21	$0.30	$0.66	$0.92
Weighted average common shares outstanding:
Basic	370,818	269,325	268,202	195,272
Diluted	372,256	270,010	269,636	196,287

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income (Loss)	$(229,943)	$54,942	$353,732	$106,561
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	300,960	(15,062)	261,569	(20,110)
Net unrealized gain (loss) on available for sale Agency Securities	(51,778)	250,062	(1,082,987)	374,012
Other comprehensive income (loss)	$249,182	$235,000	$(821,418)	$353,902
Comprehensive Income (Loss)	$19,239	$289,942	$(467,686)	$460,463

See notes to condensed consolidated financial statements.

 ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Total Additional Paid in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	2,006	$2	$48,792	-	$-	$-	309,013	$309	$2,177,406	$2,226,198	$(149,298)	$230,564	$2,307,775
Series A Preferred dividends declared	-	-	-	-	-	-	-	-	-	-	(3,356)	-	(3,356)
Series B Preferred dividends declared	-	-	-	-	-	-	-	-	-	-	(6,952)	-	(6,952)
Common stock dividends declared	-	-	-	-	-	-	-	-	-	-	(236,761)	-	(236,761)
Issuance of Series A Preferred stock, net	175	-	4,380	-	-	-	-	-	-	4,380	-	-	4,380
Issuance of Series B Preferred stock, net	-	-	-	5,650	6	136,547	-	-	-	136,547	-	-	136,553
Issuance of common stock, net	-	-	-	-	-	-	65,056	65	438,470	438,470	-	-	438,535
Stock based compensation, net of withholding requirements	-	-	-	-	-	-	232	1	1,220	1,220	-	-	1,221
Common stock repurchased	-	-	-	-	-	-	(3,396)	(4)	(20,256)	(20,256)	-	-	(20,260)
Net income	-	-	-	-	-	-	-	-	-	-	353,732	-	353,732
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(821,418)	(821,418)
Balance, September 30, 2013	2,181	$2	$53,172	5,650	$6	$136,547	370,905	$371	$2,596,840	$2,786,559	$(42,635)	$(590,854)	$2,153,449

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net income	$353,732	$106,561
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	140,091	71,168
Realized (gain) loss on sale of Agency Securities	261,569	(20,110)
Gain on short sale of U.S. Treasury Securities	(14,176)	-
Stock based compensation	1,221	526
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	9,445	(41,660)
Increase in prepaid and other assets	(773)	(333)
Decrease (increase) in derivatives, at fair value	(447,943)	68,603
Increase (decrease) in accrued interest payable	(2,248)	7,148
Increase (decrease) in accounts payable and other accrued expenses	(698)	1,861
Net cash provided by operating activities	$300,220	$193,764
Cash Flows From Investing Activities:
Purchases of Agency Securities	(12,392,749)	(18,916,083)
Principal repayments of Agency Securities	2,795,559	1,574,116
Proceeds from sales of Agency Securities	11,615,779	1,869,332
Disbursements on reverse repurchase agreements	(11,239,305)	-
Receipts from reverse repurchase agreements	11,239,305	-
Decrease (increase) in cash collateral	528,661	(90,590)
Net cash provided by (used in) investing activities	$2,547,250	$(15,563,225)
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	4,380	43,041
Issuance of Series B Preferred stock, net of expenses	136,553	-
Issuance of common stock, net of expenses	438,528	1,498,157
Proceeds from repurchase agreements	99,907,622	92,966,646
Principal repayments on repurchase agreements	(103,356,193)	(78,476,690)
Proceeds from sales of U.S. Treasury Securities	2,789,560	-
Purchases of U.S. Treasury Securities	(2,775,384)	-
Series A Preferred stock dividends paid	(3,356)	(964)
Series B Preferred stock dividends paid	(6,952)	-
Common stock dividends paid	(236,770)	(185,795)
Common stock repurchased	(20,260)	-
Net cash provided by (used in) financing activities	$(3,122,272)	$15,844,395
Net increase (decrease) in cash	(274,802)	474,934
Cash and cash equivalents - beginning of period	771,282	252,372
Cash and cash equivalents- end of period	$496,480	$727,306
Supplemental Disclosure:
Cash paid during the period for interest	$198,131	$61,245
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$-	$357,218
Payable for unsettled purchases	$143,894	$1,036,450
Net unrealized gain (loss) on available for sale Agency Securities	$(1,082,987)	$374,012
Amounts receivable for issuance of common stock	$7	$5
Amounts receivable for issuance of preferred stock	$-	$263

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 1001 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

We are an externally managed Maryland corporation organized in 2008, managed by ARRM (see Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). As of September 30, 2013 and December 31, 2012, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs (“Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include Non-Agency Securities as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Collateral Posted/Held

The following table presents information related to margin collateral posted (held) for Agency Securities, interest rate swap contracts and Eurodollar Futures Contracts (“Futures Contracts”) which are included in cash collateral on the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

September 30, 2013

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Agency Securities	$618	$(61,276)
Interest rate swap contracts	28,144	(232,795)
Futures Contracts	2,200	-
Totals	$30,962	$(294,071)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$261,364	$-
Futures Contracts	4,188	-
Totals	$265,552	$-

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

Agency Securities, at Fair Value

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. As of September 30, 2013 and December 31, 2012, all of our Agency Securities were classified as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2013 or December 31, 2012.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any reverse repurchase agreements outstanding at September 30, 2013 or December 31, 2012.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

At September 30, 2013, we were authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

Series A Cumulative Preferred Shares (”Series A Preferred Stock”)

On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610,000 shares of the 50,000,000 authorized preferred stock as 8.250% Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000,000 shares of Series A Preferred Stock.  On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000,000 shares of Series A Preferred Stock. At September 30, 2013, there were 9,610,000 shares designated as Series A Preferred Stock.

We had 2,180,572 shares of Series A Preferred Stock issued and outstanding at September 30, 2013 and 2,005,611 shares of Series A Preferred Stock issued and outstanding at December 31, 2012. Our Series A Preferred Stock has a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (”Series B Preferred Stock”)

On February 11, 2013, we filed with the Maryland State Department of Assessments and Taxation to designate 6,210,000 shares of the 50,000,000 authorized preferred stock as 7.875% Series B Preferred Stock with the powers, designations, preferences and other rights as set forth therein.

We had 5,650,000 shares of Series B Preferred Stock issued and outstanding at September 30, 2013 and none issued and outstanding at December 31, 2012. Our Series B Preferred Stock has a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock

Common Stock and Warrants

At September 30, 2013, we were authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 370,905,142 shares of common stock issued and outstanding at September 30, 2013 and 309,013,984 shares of common stock issued and outstanding at December 31, 2012. We had outstanding warrants whereby their holders have the right to purchase 32,500,000 shares of our common stock at September 30, 2013 and December 31, 2012. These warrants are exercisable at $11.00 per share and expire on November 7, 2013. The warrants are listed on the NYSE MKT LLC which has determined that November 1, 2013, will be the final trading day for the warrants.

Common Stock Repurchased

On December 17, 2012, we announced that our Board had authorized a stock repurchase program of up to $100 million of shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. As of September 30, 2013, we repurchased 3,395,603 shares of our common stock under the Repurchase Program for an aggregate of $20.3 million.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). Because we do not currently use hedge accounting for our derivative positions this addition to Topic 815 will not affect our financial statements.

Note 5 – Fair Value of Financial Instruments

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a third-party pricing model. Fair values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third-party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At September 30, 2013 and December 31, 2012, all of our Agency Security fair values were based solely on third-party pricing services and dealer quotes and therefore were classified as Level 2.

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$16,664,917	$-	$16,664,917
Derivatives	$-	$390,685	$-	$390,685
Liabilities at Fair Value:
Derivatives	$2,085	$107,932	$-	$110,017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$-	$19,096,562	$-	$19,096,562
Derivatives	$-	$5,367	$-	$5,367
Liabilities at Fair Value:
Derivatives	$3,919	$186,621	$-	$190,540

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed as of September 30, 2013 and December 31, 2012.

	At September 30, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$496,480	$496,480	$496,480	$-	$-
Cash collateral posted	$30,962	$30,962	$-	$30,962	$-
Principal payments receivable	$256	$256	$-	$256	$-
Accrued interest receivable	$45,985	$45,985	$-	$45,985	$-
Financial Liabilities:
Repurchase agreements	$14,917,525	$14,917,525	$-	$14,917,525	$-
Cash collateral held	$294,071	$294,071	$-	$294,071	$-
Payable for unsettled purchases	$143,894	$143,894	$-	$143,894	$-
Accrued interest payable	$7,816	$7,816	$-	$7,816	$-

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$771,282	$771,282	$771,282	$-	$-
Cash collateral posted	$265,552	$265,552	$-	$265,552	$-
Receivable for unsettled sales	$668,244	$668,244	$-	$668,244	$-
Principal payments receivable	$16,037	$16,037	$-	$16,037	$-
Accrued interest receivable	$55,430	$55,430	$-	$55,430	$-
Financial Liabilities:
Repurchase agreements	$18,366,095	$18,366,095	$-	$18,366,095	$-
Accrued interest payable	$10,064	$10,064	$-	$10,064	$-

 Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value. As of September 30, 2013 and December 31, 2012, investments in Agency Securities accounted for 100% of our securities portfolio.

As of September 30, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of September 30, 2013 are also presented below.

September 30, 2013	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(in thousands)
Principal amount	$11,696,494	$4,548,910	$178,783	$16,424,187
Net unamortized premium	582,561	240,297	8,726	831,584
Amortized cost	12,279,055	4,789,207	187,509	17,255,771
Unrealized gains	18,018	5,862	1,449	25,329
Unrealized losses	(485,877)	(130,242)	(64)	(616,183)
Fair value	$11,811,196	$4,664,827	$188,894	$16,664,917

September 30, 2013	Adjustable and Hybrid Adjustable Rate	Fixed Rate	Total Agency Securities
	(in thousands)
Principal amount	$257,609	$16,166,578	$16,424,187
Net unamortized premium	12,155	819,429	831,584
Amortized cost	269,764	16,986,007	17,255,771
Unrealized gains	3,164	22,165	25,329
Unrealized losses	(136)	(616,047)	(616,183)
Fair value	$272,792	$16,392,125	$16,664,917

We apply trade date accounting. Included in the above tables are unsettled purchases with an aggregate cost of $126.0 million and estimated fair value of $126.8 million at September 30, 2013.

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

We apply trade date accounting. We did not have unsettled purchases at December 31, 2012.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$4	$4	$2,647	$2,593
Greater than or equal to one year and less than three years	344,888	341,420	8,618,862	8,476,157
Greater than or equal to three years and less than five years	4,526,780	4,556,479	9,681,538	9,592,001
Greater than or equal to five years	11,793,245	12,357,868	793,515	795,247
Total Agency Securities	$16,664,917	$17,255,771	$19,096,562	$18,865,998

We use a third-party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of September 30, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013	$13,726,984	$(588,648)	$340,219	$(27,535)	$14,067,203	$(616,183)
December 31, 2012	$1,521,052	$(12,030)	$836	$(3)	$1,521,888	$(12,033)

We evaluated our Agency Securities with unrealized losses and determined that there was no other than temporary impairments as of September 30, 2013 or December 31, 2012. As of those dates, we did not intend to sell Agency Securities and believed it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. The decline in value of these Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by the GSEs. The GSEs have a rating of AA+.

During the quarter and nine months ended September 30, 2013, we sold $6.0 billion and $11.0 billion of Agency Securities resulting in realized losses of $301.0 million and $261.6 million, respectively. During the quarter and nine months ended September 30, 2012, we sold $1.6 billion and $1.9 billion of Agency Securities resulting in realized gains of $15.1 million and $20.1 million, respectively. Of the $20.1 million gain, $1.1 million is due to the bankruptcy of a counterparty to a repurchase agreement. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement.

Note 7 – Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in thousands)
Within 30 days	$4,561,783	$7,771,444
31 days to 60 days	8,641,962	7,840,268
61 days to 90 days	1,713,780	2,699,706
Greater than 90 days	-	54,677
Total	$14,917,525	$18,366,095

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Number of MRAs	34	33
Number of counterparties with repurchase agreements outstanding	26	26
Weighted average maturity in days	39	34
Weighted average contractual rate	0.40%	0.49%
Haircut for repurchase agreements (1)	5.0%	4.8%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2013, we sold short $2.8 billion of U.S Treasury Securities acquired under reverse repurchase agreements. We had purchases of $1.8 billion and $2.8 billion, respectively, of U.S. Treasury Securities resulting in a gain of $35.3 million and $14.2 million, respectively, for the quarter and nine months ended September 30, 2013. During the quarter ended September 30, 2013 we did not sell any U.S. Treasury Securities. During the quarter and nine months ended September 30, 2012, we did not sell or purchase any U.S. Treasury Securities.

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

We have agreements with our swap (including swaption) counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the market value, notional amount and remaining term of the contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

September 30, 2013

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$11,770,000	$327,174	$(107,932)
Interest rate swaptions	2,300,000	63,511	-
Futures Contracts	74,000	-	(2,085)
Totals	$14,144,000	$390,685	$(110,017)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

We apply trade date accounting. Included in the above tables are unsettled purchases of interest rate swaptions with an aggregate cost of $16.6 million and estimated fair value of $15.3 million at September 30, 2013. Also included in payable for unsettled purchases on our condensed consolidated balance sheets is a payable for accrued interest on unsettled interest rate swap contracts sales of $1.3 million.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$8,670,000	$1,718	$(186,621)
Interest rate swaptions	1,050,000	3,649	-
Futures Contracts	102,000	-	(3,919)
Totals	$9,822,000	$5,367	$(190,540)
(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

We apply trade date accounting. We did not have unsettled purchases or sales at December 31, 2012.

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheets as of September 30, 2013.

September 30, 2013

		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held (1)	Net Amount
	(in thousands)
Interest rate swap contracts	$327,174	$(107,932)	$(204,651)	$14,591
Interest rate swaptions	63,511	-	-	63,511
Totals	$390,685	$(107,932)	$(204,651)	$78,102

(1)	This is net of $28,144 of cash collateral posted and $232,795 of cash collateral held.

		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(107,932)	$107,932	$-	$-
Futures Contracts	(2,085)	-	2,200	115
Totals	$(110,017)	$107,932	$2,200	$115

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

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters and nine months ended September 30, 2013 and September 30, 2012.

		Income (Loss) Recognized (in thousands)
		For the Quarters Ended		For the Nine Months Ended
Derivatives	Location on condensed consolidated statements of operations	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$380	$-	$380	$-
Interest income	Realized loss on derivatives	4,306	2,562	13,464	5,421
Interest expense	Realized loss on derivatives	(43,725)	(20,832)	(119,456)	(44,779)
Changes in fair value	Unrealized gain (loss) on derivatives	(5,257)	(25,153)	395,237	(66,831)
		(44,296)	(43,423)	289,625	(106,189)
Interest rate swaptions:
Realized gain	Realized loss on derivatives	2,353	-	2,353	-
Changes in fair value	Unrealized gain (loss) on derivatives	(7,049)	(6,593)	19,591	(18,070)
		(4,696)	(6,593)	21,944	(18,070)
Futures Contracts:
Realized loss	Realized loss on derivatives	(576)	(644)	(1,914)	(1,697)
Changes in fair value	Unrealized gain (loss) on derivatives	485	260	1,834	636
		(91)	(384)	(80)	(1,061)
Totals		$(49,083)	$(50,400)	$311,489	$(125,320)

Note 9 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, as amended and restated on June 18, 2012 (the “2012 Management Agreement”). The 2012 Management Agreement entitles ARRM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. The cost of repurchased stock reduces the amount of gross equity raised used to calculate the monthly management fee. As of September 30, 2013, the effective management fee was 1.016% based on gross equity raised. The ARRM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also obligated to reimburse certain expenses incurred by ARRM and its subsidiary. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2013 and December 31, 2012.

We are not party to any pending, threatened or contemplated litigation.

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Stock Based Compensation

We adopted the 2009 Stock Incentive Plan (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“Restricted Shares”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”), subject to terms as provided in the Plan.

On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly. During the nine months ended September 30, 2013, we awarded a total of 1,278,195 Restricted Shares to ARRM for its employees. Of these awards, 150,208 shares vesting in 2017 were awarded subject to stockholder approval by June 30, 2017 of an increase to the number of shares issuable under the Plan.

RSU transactions for the nine months ended September 30, 2013 are summarized below:

	September 30, 2013
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	628,367	$7.28
Granted	1,127,987	$6.78
Vested	(318,692)	$7.16
Forfeited	(2,490)	$7.69
Unvested Awards Outstanding end of period	1,435,172	$6.95

As of September 30, 2013, there was approximately $7.5 million of unvested non-cash stock based compensation related to the Awards (based on the September 30, 2013 stock price of $4.20 per share), that we expect to recognize as an expense over the remaining average service period of 3.1 years.

Note 11 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 30, 2013	$0.08	$24.8
February 15, 2013	February 27, 2013	$0.08	$24.8
March 15, 2013	March 27, 2013	$0.08	$30.2
April 15, 2013	April 29, 2013	$0.07	$26.3
May 15, 2013	May 30, 2013	$0.07	$26.3
June 14, 2013	June 27, 2013	$0.07	$26.1
July 15, 2013	July 30, 2013	$0.07	$26.1
August 15, 2013	August 29, 2013	$0.07	$26.1
September 16, 2013	September 27, 2013	$0.07	$26.1

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2013.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 28, 2013	$0.17	$0.3
February 15, 2013	February 26, 2013	$0.17	$0.4
March 15, 2013	March 26, 2013	$0.17	$0.4
April 15, 2013	April 29, 2013	$0.17	$0.4
May 15, 2013	May 27, 2013	$0.17	$0.4
June 14, 2013	June 27, 2013	$0.17	$0.4
July 15, 2013	July 29, 2013	$0.17	$0.4
August 15, 2013	August 27, 2013	$0.17	$0.4
September 15, 2013	September 27, 2013	$0.17	$0.4

The following table presents our Series B Preferred Stock dividend transactions for the nine months ended September 30, 2013.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record (in millions)
March 15, 2013	March 27, 2013	$0.25	$1.4
April 15, 2013	April 29, 2013	$0.16	$0.9
May 15, 2013	May 27, 2013	$0.16	$0.9
June 14, 2013	June 27, 2013	$0.16	$0.9
July 15, 2013	July 29, 2013	$0.16	$0.9
August 15, 2013	August 27, 2013	$0.16	$0.9
September 15, 2013	September 27, 2013	$0.16	$0.9

Equity Capital Raising Activities

The following table presents our equity transactions for the nine months ended September 30, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Series A Preferred equity distribution agreements	January 2, 2013 through January 30, 2013	174,961	$25.51	(1)	$4.4
Common stock dividend reinvestment program	January 25, 2013 through September 27, 2013	55,537	$4.98	(1)	$0.1
Series B Preferred initial offering	February 12, 2013	5,650,000	$25.00		$136.6
Common stock follow-on public offering	February 20, 2013	65,000,000	$6.75		$438.4

(1)	Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock repurchases

During May 2013, we repurchased 3,395,603 shares of our outstanding common stock under the Repurchase Program at a weighted average price of $5.94 per share for an aggregate of $20.3 million.

Note 12 – Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters and nine months ended September 30, 2013 and September 30, 2012.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Net Income (loss)	$(229,943)	$54,942	$353,732	$106,561
Less: Preferred dividends	(3,905)	(804)	(10,308)	(964)
Net income (loss) available (related) to common stockholders	$(233,848)	$54,138	$343,424	$105,597

Weighted average common shares outstanding – basic	370,818	269,325	268,202	195,272
Add: Effect of dilutive non-vested restricted stock unit awards, assumed vested	1,438	685	1,434	1,015
Weighted average common shares outstanding – diluted	372,256	270,010	269,636	196,287

We have 32,500,000 warrants outstanding which are anti-dilutive as their exercise price exceeded the average stock price for the quarters and nine months ended September 30, 2013 and September 30, 2012.

Note 13 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters and nine months ended September 30, 2013 and September 30, 2012.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
GAAP net income (loss)	$(229,943)	$54,942	$353,732	$106,561
Book to tax differences:
Unrealized (gain) loss on derivatives	11,821	31,486	(416,662)	84,265
Net capital losses	225,676	-	247,393	-
Amortization of deferred hedging costs	(1,611)	-	(1,119)	-
Realized gain on derivatives	(2,157)	-	(2,157)	-
Other	(7)	12	8	64
Estimated taxable income	$3,779	$86,440	$181,195	$190,890

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at September 30, 2013 by approximately $278.5 million, or approximately $0.75 per common share (based on the 370,905,142 common shares then outstanding).

ARMOUR Residential REIT, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $82.2 million and $247.1 for the quarter and nine months ended September 30, 2013, respectively. Our estimated REIT taxable income available to pay dividends was $3.8 million and $181.2 million for the quarter and nine months ended September 30, 2013, respectively. We also carried forward from the year ended December 31, 2012, undistributed REIT taxable income of $10.4 million. Our REIT taxable income and dividend requirements are determined on an annual basis. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

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

Under the terms of the 2012 Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

●	Advising us with respect to, arranging for and managing the acquisition, financing, management and disposition of, elements of our investment portfolio;
●	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies;
●	Coordinating capital raising activities;
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

In accordance with the 2012 Management Agreement, we incurred $6.5 million and $21.0 million, respectively in management fees for the quarter and nine months ended September 30, 2013 The $6.5 million of management fee expense for the quarter ended September 30, 2013, reflects an adjustment to reclassify $0.7 million of expense as compensation related to Restricted Shares awarded to ARRM for its employees previously classified as management fees. For the quarter and nine months ended September 30, 2012, we incurred $5.6 million and $13.4 million in management fees, respectively.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other than the various overhead expenses specified in the terms of the 2012 Management Agreement. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $0.4 million and $1.2 million, respectively, for other expenses incurred on our behalf. We also reimbursed $0.2 million and $0.9 of compensation expense during the quarter and nine months ended September 30, 2013, respectively related to Restricted Shares for ARRM employees (see Note 10, “Stock Based Compensation” for additional discussion). For the quarter and nine months ended September 30, 2012, we did not reimburse ARRM for any expenses.

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC (the “Sub-Manager”), ARRM is responsible for the monthly payment of a sub-management fee to the Sub-Manager in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, the Sub-Manager has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to the Sub-Manager in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to the Sub-Manager for the three months preceding September 30, 2013 totaled $1.5 million.

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

Note 16 – Subsequent Events

On October 28, 2013, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $0.4 million in the aggregate, was paid to holders of record on October 15, 2013. We have also announced cash dividends of $0.17 per outstanding share of Series A Preferred Stock payable November 27, 2013 to holders of record on November 15, 2013 and payable December 27, 2013 to holders of record on December 15, 2013.

On October 28, 2013, a cash dividend of $0.16 per outstanding share of Series B Preferred Stock, or $0.9 million in the aggregate, was paid to holders of record on October 15, 2013. We have also announced cash dividends of $0.16 per outstanding share of Series B Preferred Stock payable November 27, 2013 to holders of record on November 15, 2013 and payable December 27, 2013 to holders of record on December 15, 2013.

On October 28, 2013, a cash dividend of $0.05 per outstanding common share, or $18.6 million in the aggregate, was paid to holders of record on October 15, 2013. We have also announced cash dividends of $0.05 per outstanding share of common stock payable November 27, 2013 to holders of record on November 15, 2013 and payable December 27, 2013 to holders of record on December 16, 2013.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of mortgage backed securities (“MBS”) and mortgage loans. The securities we invest in are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by U.S. Government-sponsored entities ( “Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of September 30, 2013, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

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

While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our securities portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our securities portfolio. Also, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with generally accepted accounting principles in the U.S. (“GAAP”) will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful. For these and other reasons more fully described under the section captioned “Derivative Instruments” below, no assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition.

In addition to the use of derivatives to hedge interest rate risk, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include,

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	the REIT requirements under the Code; and
●	the requirements to qualify for an exemption under the 1940 Act and other regulatory and accounting policies related to our business.

Our Manager

We are externally managed by ARRM, pursuant to the 2012 Management Agreement (see Note 14 to the condensed consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The 2012 Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is entitled to receive a termination fee from us under certain circumstances.

Pursuant to the 2012 Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50 million. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1 billion plus (b) 0.75% of gross equity raised in excess of $1 billion. The cost of repurchased stock reduces the amount of gross equity raised used to calculate the monthly management fee. As of September 30, 2013, the effective management fee was 1.016% based on gross equity raised. ARRM is entitled to receive a monthly management fee regardless of the performance of our securities portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We incurred $6.5 million and $21.0 million, respectively in management fees for the quarter and nine months ended September 30, 2013. For the quarter and nine months ended September 30, 2012, we incurred $5.6 million and $13.4 million in management fees, respectively.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other than the various overhead expenses specified in the terms of the 2012 Management Agreement. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $0.4 million and $1.2 million, respectively, for other expenses incurred on our behalf. We also reimbursed $0.2 and $0.9 of compensation expense during the quarter and nine months ended September 30, 2013, respectively related to restricted shares of common stock for ARRM employees (see Note 10 to the condensed consolidated financial statements). For the quarter and nine months ended September 30, 2012, we did not reimburse ARRM for any expenses.

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC (the “Sub-Manager”), ARRM is responsible for the payment of a monthly sub-management fee to the Sub-Manager in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, the Sub-Manager has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to the Sub-Manager in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to the Sub-Manager for the three months preceding September 30, 2013 totaled $1.5 million.

Market and Interest Rate Trends and the Effect on our Securities Portfolio

The third quarter of 2013 represented a period of disruptive volatility in the prices of Agency Securities as well as underlying mortgages and U.S. Treasury Securities. The 10-Year Treasury Rate rose from 2.49% on June 28, 2013 to as high as 3.00% on September 5, 2013 before tightening to 2.61% on September 30, 2013. The widely followed benchmark 3.5% Fannie Mae certificates fell from a price of 101.48 on June 28, 2013 to a low of 97.95 on September 5, 2013 and recovered to a price of 101.92 on September 30, 2013. The cause of this volatility was widely attributed to concern about the market impact of a reduction in the Fed’s overall bond buying program, and, particularly, a potential cut in its purchases of Agency Securities. On September 18th, the Fed announced its intention to continue purchasing both U.S. Treasury Securities and Agency Securities at their current level. Market prices for both U.S. Treasury Securities and Agency Securities both increased following that announcement.

The timing and impact of changes in the Fed’s bond buying program are unknown. We expect continued volatility in the market for Agency Securities until the Fed clarifies its plans and actually begins implementation.

We made adjustments to our securities portfolio as a result of the market volatility in the third quarter in order to reduce exposure to changes in Agency Securities prices. During the third quarter we sold $6.0 billion of Agency Securities resulting in a loss of $301.0 million. As a result of these sales, leverage expressed as debt to stockholders’ equity declined from 9.77:1 at June 30, 2013 to 6.93:1 at September 30, 2013. We did not reduce our hedge positions, which represented approximately 84.4% of our non-adjustable rate mortgages as of September 30, 2013. We still bear risk from changes in interest rates and, especially, from changes in the prices of Agency Securities relative to swap and Treasury prices.

We believe the current market environment offers attractive reinvestment opportunities.  However, given the potential for further market volatility, we are likely to maintain a conservative posture on reinvestment, leverage, and hedging until we believe medium term risks have subsided.

Developments at Fannie Mae and Freddie Mac

Payments on the principal and interest on the Agency Securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying Agency Securities, Agency Securities historically have had high stability in value and been considered to present low credit risk.

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

U.S. Government Mortgage Related Securities Market Intervention

In September 2012, the Fed announced a third quantitative easing program, popularly referred to as “QE3,” to purchase an additional $40 billion of Agency Securities per month until the unemployment rate and other economic indicators improve. QE3 plus its existing investment programs grew the Fed’s Agency Securities holding by approximately $85 billion per month at least through the end of 2012. On December 12, 2012, the Fed also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead was projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continued to be well anchored.

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

In a press conference on July 12, 2013, Chairman Bernanke stated that a “highly accommodative monetary policy for the foreseeable future is what's needed in the U.S. economy.” At the July 30-31, 2013 FOMC meeting, most of the Committee members agreed, and voted to continue purchases of Agency Securities at the current pace. At the September 18, 2013 FOMC meeting the Committee decided to continue purchasing additional Agency Securities at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month and to keep in place the highly accommodative stance of monetary policy described at its December 11-12, 2012 meeting. Lower prices of Agency Securities reduces our book value and the amounts that we can borrow under repurchase agreements.

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

In April 2013, all the recommendations of the Wheatley Review came into force through the Financial Services Act of 2012. In this new regulatory framework, the Financial Conduct Authority (“FCA") and the Prudential Regulation Authority (“PRA”) have replaced the Financial Services Authority (“FSA”), the Bank of England has overall responsibility for financial stability, and a new Financial Policy Committee (“FPC”) was created to assist the Bank in achieving its financial stability objective. Additionally, in September 2013, the European Commission proposed draft legislation that will enhance the robustness and reliability of benchmarks like LIBOR, facilitate the prevention and detection of their manipulation and clarify responsibility for and the supervision of benchmarks.

Our derivative and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. To date, implementation of the Wheatley Review recommendations have not had a material impact on the reported levels of LIBOR rates relevant to our derivative or repurchase borrowings.

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

On July 9, 2013, the Fed, the FDIC, and the OCC proposed a rule to change the leverage ratio standards for the largest U.S. banking organizations. Under the proposed rule, bank-holding companies with more than $700 billion in consolidated total assets or $10 trillion in assets under custody would be required to maintain a tier 1 capital leverage buffer of at least 5 percent, which is 2 percent above the minimum supplementary leverage ratio requirement of 3 percent adopted by these three agencies in their Basel III capital reform rules on July 2, 2013. In addition to the leverage buffer, the proposed rule would require insured depository institutions of such large bank-holding companies to meet a 6 percent supplementary leverage ratio to be considered "well capitalized." The proposed rule would apply starting January 1, 2018. Adoption of these rules may increase cost and reduce availability of repurchase funding provided by institutions subject to the rules.

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

Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. However, for the past several years, LIBOR and repurchase market rates have varied greatly and often have been significantly higher than the target and the Effective Federal Funds Rate. The difference between 30-day LIBOR and the Effective Federal Funds Rate has also been quite volatile, with the spread alternately returning to more normal levels and then widening out again. The continued volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If this were to occur, our net interest margin and the value of our securities portfolio might suffer as a result.

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at September 30, 2013 and September 30, 2012.

	30-Day LIBOR	Effective Federal Funds Rate
September 30, 2013	0.18%	0.06%
September 30, 2012	0.21%	0.09%

Results of Operations

As a result of our continued equity raising efforts, our earnings as reported in our condensed consolidated financial statements, particularly on a per share basis, may take time to reach a level in which we consider to be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income Summary

Our primary source of income is the interest income we earn on our securities portfolio. Our net income (loss) for the quarter and nine months ended September 30, 2013 (related) available to common stockholders was ($233.8) million and $343.4 million, or ($0.63) and $1.28 per basic weighted average common share and ($0.63) and $1.27 per diluted weighted average common share, respectively. These results compare to net income of $54.1 million and $105.6 million available to common stockholders or $0.20 and $0.54 per basic and diluted weighted average common share, respectively, for the quarter and nine months ended September 30, 2012. The main factors for the difference between the quarter and nine months ended 2012 to the corresponding periods in 2013, were the increased equity capital resources and the continued implementation of our investment strategy, in addition to changes in value from our derivatives and increased management fees.

As of September 30, 2013 and December 31, 2012, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 105.06% and 105.24%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the periods presented.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Asset Yield	2.60%	2.70%	2.47%	2.86%
Cost of Funds	1.36%	0.89%	1.15%	0.99%
Net Interest Margin	1.24%	1.82%	1.33%	1.87%
Interest Expense on Repurchase Agreements	0.41%	0.45%	0.44%	0.47%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended September 30, 2013, was 8.8% on a constant prepayment basis compared to 13.0% for the ended September 30, 2012.

Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.06% and LIBOR was 0.18% at September 30, 2013. During the quarter and nine months ended September 30, 2013, we realized losses of $37.3 million, and $105.2 million, respectively, related to our derivatives. During the quarter and nine months ended September 30, 2012, we realized losses of $18.9 million, and $41.1 million, respectively, related to our derivatives. We increased our total interest rate swap contracts aggregate notional balance from $8.7 billion at December 31, 2012 to $11.8 billion at September 30, 2013. At September 30, 2013 and December 31, 2012, our interest rate swap contracts had a weighted average swap rate of 1.4% and 1.2%, respectively and a weighted average term of 71 months and 64 months, respectively. We increased our total interest rate swaptions aggregate notional balance from $1.1 billion at December 31, 2012 to $2.3 billion at September 30, 2013. Our swaptions had an underlying weighted average swap rate of 2.6% and 2.1%, respectively and a weighted average term of 10 months and 5 months, respectively, at September 30, 2013 and December 31, 2012. The increased notional balance of our interest rate swap contracts and our swaptions is due to the growth in our securities portfolio and our repurchase agreement obligations, through June 30, 2013 and in response to the increased volatility in the market. Our total Eurodollar Futures Contracts (“Futures Contracts”) notional amount decreased from $102.0 million at December 31, 2012 to $74.0 million at September 30, 2013 due to the maturity of contracts.  Our Futures Contracts had a weighted average swap equivalent rate of 2.1% and 1.8%, respectively and weighted average term of 16 months and 20 months, respectively, as of September 30, 2013 and December 31, 2012.

Net Interest Income

Our net interest income for the quarter and nine months ended September 30, 2013 was $94.5 million and $317.2 million, respectively, compared to $97.5 million and $228.4 million, respectively, for the quarter and nine months ended September 30, 2012. The continued growth of our net interest income from year to year is due to the completion of equity raises. The proceeds from these equity raises were invested in Agency Securities, creating a larger investment portfolio able to generate increasing levels of interest income. As of September 30, 2013 and December 31, 2012, our securities portfolio consisted of $16.7 billion and $19.1 billion of Agency Securities, respectively. In order to limit exposure to increasing volatility in the markets for U.S. Treasury and Agency Securities in the third quarter of 2013, we reduced our portfolio.

Gains and Losses on Sale of Agency Securities

During the quarter ended September 30, 2013, we sold $6.0 billion of Agency Securities, reducing our portfolio in order to limit our exposure to the increased volatility in the Agency Securities market, resulting in a realized loss of $301.0 million. During the nine months ended September 30, 2013, we sold $11.0 billion of Agency Securities resulting in a realized loss of $261.6 million. During the quarter and nine months ended September 30, 2012, we sold $1.6 billion and $1.9 billion of Agency Securities resulting in realized gains of $15.1 million and $20.1 million, respectively. Of the $20.1 million gain, $1.1 million is due to the bankruptcy of a counterparty to a repurchase agreement. In addition, due to the bankruptcy, we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement.

Gains and Losses on U.S. Treasury Securities

For the nine months ended September 30, 2013, we sold short $2.8 billion of U.S Treasury Securities acquired under reverse repurchase agreements. We had purchases of $1.8 billion and $2.8 billion, respectively, of U.S. Treasury Securities resulting in a gain of $35.3 million and $14.2 million, respectively, for the quarter and nine months ended September 30, 2013. During the quarter ended September 30, 2013 we did not sell any U.S. Treasury Securities. During the quarter and nine months ended September 30, 2012, we did not sell or purchase any U.S. Treasury Securities.

Expenses

Our total expenses for the quarter and nine months ended September 30, 2013 were $9.7 million and $27.6 million, respectively, as compared to $7.2 million and $17.7 million, respectively, for the quarter and nine months ended September 30, 2012. The increase in expenses from year to year is primarily due to two factors. The first factor is due to increased management fees. Our total management fee expense for the quarter and nine months ended September 30, 2013, was $6.5 million and $21.0 million as compared to $5.6 million and $13.4 million for the quarter and nine months ended September 30, 2012. The $6.5 million of management fee expense for the quarter ended September 30, 2013, reflects an adjustment to reclassify $0.7 million of expense as compensation related to Restricted Stock awarded to ARRM for its employees previously classified as management fees. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1 billion pursuant to the 2012 Management Agreement, the effective average management fee rate has generally declined over time. The second factor is an increase in professional fees and operating costs to support our current securities portfolio.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code, including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters and nine months ended September 30, 2013 and September 30, 2012.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
GAAP net income (loss)	$(229,943)	$54,942	$353,732	$106,561
Book to tax differences:
Unrealized (gain) loss on derivatives	11,821	31,486	(416,662)	84,265
Net capital losses	225,676	-	247,393	-
Amortization of deferred hedging costs	(1,611)	-	(1,119)	-
Realized gain on derivatives	(2,157)	-	(2,157)	-
Other	(7)	12	8	64
Estimated taxable income	$3,779	$86,440	$181,195	$190,890

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at September 30, 2013 by approximately $278.5 million, or approximately $0.75 per common share (based on the 370,905,142 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $82.2 million and $247.1 for the quarter and nine months ended September 30, 2013, respectively. Our estimated REIT taxable income available to pay dividends was $3.8 million and $181.2 million for the quarter and nine months ended September 30, 2013, respectively. We also carried forward from the year ended December 31, 2012, undistributed REIT taxable income of $10.4 million. Our REIT taxable income and dividend requirements are determined on an annual basis. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

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

The tables below summarize certain characteristics of our Agency Securities as of September 30, 2013 and December 31, 2012 (dollars in thousands).

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal
September 30, 2013	$16,424,187	$831,584	$17,255,771	105.06%	$16,664,917	101.47%
December 31, 2012	$17,925,998	$940,000	$18,865,998	105.24%	$19,096,562	106.53%

Adjustable and Hybrid Adjustable Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Reset	Percentage of Total Agency Securities
September 30, 2013	$257,609	4.03%	23	1.6%
December 31, 2012	$2,037,778	3.69%	66	11.4%

Fixed Rate Agency Securities:

As of	Principal Amount	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
September 30, 2013	$16,166,578	3.38%	299	98.4%
December 31, 2012	$15,888,220	3.52%	276	88.6%

The average principal repayment rate for settled Agency Securities for the quarter ended September 30, 2013 was 8.8% compared to 13.0% for the quarter ended September 30, 2012.

As of September 30, 2013, our Agency Security portfolio consisted of approximately $16.7 billion in market value of Agency Securities with initial fixed-interest rate periods of ten, fifteen, twenty, twenty-five and thirty years. As of September 30, 2013, we had investment related payables of $142.6 million with respect to unsettled purchases of Agency Securities and $1.3 million related to unsettled interest rate swap contract purchases. All investment related payables at September 30, 2013 were settled in October 2013. As of December 31, 2012, we had investment related receivables of $668.2 million with respect to unsettled sales of Agency Securities. We did not have any investment related payables as of December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 23 months and 66 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

We evaluated our Agency Securities with unrealized losses and determined that there was no other than temporary impairments as of September 30, 2013 and December 31, 2012. As of those dates, we did not intend to sell Agency Securities and believed it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. The decline in value of these Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued by the GSEs. The GSEs have a rating of AA+.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 26 of which we had done repurchase trades with as of September 30, 2013 and 26 of which we had done repurchases trades with as of December 31, 2012. We had outstanding balances under our repurchase agreements as of September 30, 2013 of $14.9 billion. Our outstanding repurchase agreements balance at December 31, 2012 was $18.4 billion.

Derivative Instruments

We generally hedge our interest rate risk as ARRM deems prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. In order to limit exposure to increasing volatility in the markets for U.S. Treasury and Agency Securities in the third quarter of 2013, we reduced our portfolio. We did not reduce our hedge positions, which represented approximately 84.4% of our non-adjustable rate mortgages as of September 30, 2013. For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages (“ARMs”) if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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
●

the counterparty to a derivative agreement with us may default on its obligation to pay or not perform under the terms of the agreement and the collateral posted may not be sufficient to protect against any consequent loss;

●	we may lose collateral we have pledged to secure our obligations under a derivative agreement if the associated counterparty becomes insolvent or files for bankruptcy;
●

we may experience a termination event under one or more of our derivative agreements related to our REIT status, equity levels and performance, which could result in a payout to the associated counterparty and a taxable loss to us;

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

As of September 30, 2013 and December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $11.8 billion and $8.7 billion, respectively. As of September 30, 2013 and December 31, 2012, we had entered into interest rate swaptions with an aggregate notional balance of $2.3 million and $1.1 billion, respectively. In addition, as of September 30, 2013 and December 31, 2012, we had purchased or sold Futures Contracts with an aggregate notional balance of $74.0 million and $102.0 million, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized net (losses) gains of ($49.1) million and $311.5 million for the quarter and nine months ended September 30, 2013, respectively, and (losses) of ($50.4) million and ($125.3) million for the quarter and nine months ended September 30, 2012, respectively, related to our derivatives. For the quarters and nine months ended September 30, 2013, the unrealized change in the fair value of our Agency Securities decreased by ($51.8) million and ($1.1) billion, respectively, compared to an increase of $250.1 million and an increase of $374.0 million for the quarter and nine months ended September 30, 2012, respectively.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts as of June 2013. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps previously had. We have established accounts with futures commission merchants for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, we issued 65,055,537 shares of common stock and raised additional net proceeds of approximately $438.5 million. During the nine months ended September 30, 2013, we issued 174,961 shares of 8.250% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and issued 5,650,000 shares of 7.875% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) for a combined net proceeds of approximately $140.9 million. As a result, we were able to acquire additional assets, arrange additional repurchase agreement funding and increase economies of scale. During the nine months ended September 30, 2013, we repurchased 3,395,603 shares of our outstanding common stock under our stock repurchase program (the “Repurchase Program”) for an aggregate of $20.3 million. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of our management agreement. However, pursuant to the 2012 Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

As of September 30, 2013, we financed our portfolio with approximately $14.9 billion of borrowings under repurchase agreements. Our leverage ratio as of September 30, 2013, was 6.93 to 1. As of September 30, 2013, our liquidity totaled $1.3 billion, consisting of $0.5 billion of cash and cash equivalents plus $0.8 billion of unpledged Agency Securities (including Securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the nine months ended September 30, 2013, we purchased $12.4 billion of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the nine months ended September 30, 2013, we received cash of $2.8 billion from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $438.5 million from common equity issuances, including our common stock dividend reinvestment and stock purchase plan (“common stock DRIP”) and $4.4 million of proceeds from the issuance of 174,961 shares of Series A Preferred Stock and $136.6 million of proceeds from the issuance of 5,650,000 shares of Series B Preferred Stock during the nine months ended September 30, 2013. We had a net cash decrease from our repurchase agreements of $3.4 billion for the nine months ended September 30, 2013 and made cash interest payments of approximately $198.1 million on our liabilities for the nine months ended September 30, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $234.6 million of cash collateral posted with counterparties and increased our liability by $294.1 million for cash collateral held as of September 30, 2013.

In response to the growth of our Agency Securities in our securities portfolio and to the relatively weak financing market, we have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in thousands)
Within 30 days	$4,561,783	$7,771,444
31 days to 60 days	8,641,962	7,840,268
61 days to 90 days	1,713,780	2,699,706
Greater than 90 days	-	54,677
Total	$14,917,525	$18,366,095

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Number of MRAs	34	33
Number of counterparties with repurchase agreements outstanding	26	26
Weighted average maturity in days	39	34
Weighted average contractual rate	0.40%	0.49%
Haircut for repurchase agreements (1)	5.0%	4.8%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

Declines in the value of our Agency Securities in our securities portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

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

The following graph represents the month-end outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our Agency Securities. Over time, the level of our repurchase agreement financing has grown in conjunction with the growth of Agency Securities in our securities portfolio, which in turn has been the result of successful equity capital raising efforts. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular Agency Security pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At September 30, 2013 and December 31, 2012, our total net borrowings were approximately $14.9 billion and $18.4 billion (excluding accrued interest), respectively. As of September 30, 2013 and December 31, 2012 we had a leverage ratio of approximately 6.93:1 and 7.96:1, respectively.

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

Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2013.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 30, 2013	$0.08	$24.8
February 15, 2013	February 27, 2013	$0.08	$24.8
March 15, 2013	March 27, 2013	$0.08	$30.2
April 15, 2013	April 29, 2013	$0.07	$26.3
May 15, 2013	May 30, 2013	$0.07	$26.3
June 14, 2013	June 27, 2013	$0.07	$26.1
July 15, 2013	July 30, 2013	$0.07	$26.1
August 15, 2013	August 29, 2013	$0.07	$26.1
September 16, 2013	September 27, 2013	$0.07	$26.1

The following table presents our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2013.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 28, 2013	$0.17	$0.3
February 15, 2013	February 26, 2013	$0.17	$0.4
March 15, 2013	March 26, 2013	$0.17	$0.4
April 15, 2013	April 29, 2013	$0.17	$0.4
May 15, 2013	May 27, 2013	$0.17	$0.4
June 14, 2013	June 27, 2013	$0.17	$0.4
July 15, 2013	July 29, 2013	$0.17	$0.4
August 15, 2013	August 27, 2013	$0.17	$0.4
September 15, 2013	September 27, 2013	$0.17	$0.4

The following table presents our Series B Preferred Stock dividend transactions for the nine months ended September 30, 2013.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record (in millions)
March 15, 2013	March 27, 2013	$0.25	$1.4
April 15, 2013	April 29, 2013	$0.16	$0.9
May 15, 2013	May 27, 2013	$0.16	$0.9
June 14, 2013	June 27, 2013	$0.16	$0.9
July 15, 2013	July 29, 2013	$0.16	$0.9
August 15, 2013	August 27, 2013	$0.16	$0.9
September 15, 2013	September 27, 2013	$0.16	$0.9

Equity Capital Raising Activities

The following table presents our equity transactions for the nine months ended September 30, 2013.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Series A Preferred equity distribution agreements	January 2, 2013 through January 30, 2013	174,961	$25.51	(1)	$4.4
Common stock DRIP	January 25, 2013 through September 27, 2013	55,537	$4.98	(1)	$0.1
Series B Preferred initial offering	February 12, 2013	5,650,000	$25.00		$136.6
Common stock follow-on public offering	February 20, 2013	65,000,000	$6.75		$438.4

(1)	Weighted average price

Common Stock repurchases

During May 2013, we repurchased 3,395,603 shares of our outstanding common stock under the Repurchase Program at a weighted average price of $5.94 per share for an aggregate of $20.3 million.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of September 30, 2013 and December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of single-family fixed rate, hybrid adjustable rate and adjustable rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our Agency Securities as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss). We utilize a third party pricing service to value our securities portfolio. The pricing service incorporates common market pricing methods including a spread measurement to the Treasury yield curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.

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

Repurchase Agreements: We finance the acquisition of our Agency Securities through the use of repurchase agreements. Our repurchase agreements are secured by our Agency Securities and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. Under these repurchase agreements, we sell Agency Securities to a lender and agree to repurchase the same Agency Securities in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement under which we pledge our Agency Securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day. For the nine months ended September 30, 2013, we sold short $2.8 billion of U.S Treasury Securities acquired under reverse repurchase agreements. We had purchases of $1.8 billion and $2.8 billion, respectively, of U.S. Treasury Securities resulting in a gain of $35.3 million and $14.2 million, respectively, for the quarter and nine months ended September 30, 2013.

Obligations to Return Securities Received as Collateral, at Fair Value: At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged.

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

●	the possible material adverse effect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;
●	mortgage loan modification programs and future legislative action;
●	the impact of the continued delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling or budget;
●	availability, terms and deployment of capital;
●	changes in economic conditions generally;
●	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;
●	general volatility of the financial markets, including markets for mortgage securities;
●	inflation or deflation;
●	availability of suitable investment opportunities;
●	the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;
●	changes in our business and investment strategy;
●	our dependence on ARRM and ability to find a suitable replacement if ARRM were to terminate their management relationship with us;
●	the existence of conflicts of interest in our relationship with ARRM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;
●	changes in personnel at ARRM or the availability of qualified personnel at ARRM;
●	limitations imposed on our business by our status as a REIT under the Code;

●	changes in GAAP, including interpretations thereof; and
●	changes in applicable laws and regulations.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2013 and December 31, 2012, assuming a static securities portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on the manager’s judgment and experience.

As of September 30, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	7.02%	(1.76)%
0.50%	3.97%	(0.88)%
(0.50)%	6.81%	0.68%
(1.00)%	(1.58)%	1.14%

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	4.90%	(0.99)%
0.50%	12.81%	(0.60)%
(0.50)%	(6.38)%	(1.31)%
(1.00)%	(41.89)%	(2.17)%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change.  Given the low level of interest rates at September 30, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of “Accumulated other comprehensive income (loss)” that is included in the stockholders’ equity section of our condensed consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal and interest payments are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae on our Agency Securities.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity Agency Securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our ARMs. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from Agency Securities.

Item 4. Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2013. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company is not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013 except as set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 1, 2013.

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

Date: October 28, 2013	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

(2)	Furnished herewith