Form 10-K
period 2013-12-31
Armour Residential REIT, Inc.
filed 2014-02-27
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

(772) 617-4340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Preferred Stock, 8.250% Series A Cumulative Redeemable Preferred Stock, 7.875% Series B Cumulative Redeemable Common Stock, $0.001 par value	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On June 30, 2013, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,701,980,000, based on the closing sales price of our common stock on such date as reported on the NYSE.

The number of outstanding shares of the Registrant’s common stock as of February 25, 2014 was 357,621,939.

Documents Incorporated By Reference

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

 References to “we,” “us,” “our,” "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which was a wholly-owned subsidiary of ARMOUR dissolved in December 2013.

Our Company

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of residential mortgage backed securities (“MBS”). The securities we invest in are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by U.S. Government-sponsored entities (“Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of December 31, 2013 and December 31, 2012, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

We are externally managed by ARRM, pursuant to a management agreement (the “Management Agreement”), which was most recently amended on February 25, 2014. ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of JAVELIN Mortgage Investment Corp. (“JAVELIN”), a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as the executive officers of JAVELIN.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of Agency Securities. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market. Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of qualifying as a REIT under the Internal Revenue Code, (the “Code”) and to avoid regulation as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Our Subsidiary - Enterprise Acquisition Corp.

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

On December 27, 2013, Enterprise filed a Certificate of Dissolution with the Secretary of State of the State of Delaware to effectuate the dissolution of Enterprise. At the time of filing, Enterprise had no operations and its assets were nominal.

Our Strategies

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

Our Borrowings

We borrow against our Agency Securities using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our Agency Securities. Our total repurchase indebtedness was approximately $13.2 billion at December 31, 2013, and had a weighted average maturity of 45 days. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our master repurchase agreements (“MRAs”) and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement (see Note 14 to the consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires on June 18, 2022 and is thereafter automatically renewed for an additional 5 year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and dividends representing returns of capital for tax purposes, reduce the amount of gross equity raised used to calculate the monthly management fee. As of December 31, 2013, the effective management fee was 1.026% based on gross equity raised. ARRM is entitled to receive a monthly management fee regardless of the performance of our securities portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We incurred $28.1 million, $19.5 million and $6.9 million, respectively, in management fees for the years ended December 31, 2013, 2012 and 2011, respectively.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other than the various overhead expenses specified in the terms of the Management Agreement. For the year ended December 31, 2013, we reimbursed ARRM $1.5 million for other expenses incurred on our behalf. We also reimbursed $1.1 million of compensation expense during the year ended December 31, 2013, related to restricted shares for ARRM employees (see Note 10 to the consolidated financial statements). For the year ended December 31, 2012, we reimbursed ARRM $0.05 million for other expenses incurred on our behalf. For the year ended December 31, 2011, we did not reimburse ARRM for any expenses.

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC (“SBBC”), ARRM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, SBBC has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to SBBC in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to SBBC for the three months preceding December 31, 2013 totaled $1.4 million. If the Sub-Management Agreement had been terminated on December 31, 2013, the payment due from ARMOUR would have been $35.4 million.

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

In December 2012, our Board authorized a stock repurchase program of up to $100.0 million of outstanding shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934 and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. As of December 31, 2013, there was $27.3 million remaining under the Repurchase Program.

Real Estate Investment Trust Requirements

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

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the “1940 Act”). We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate related assets." In satisfying this 55% requirement we treat agency mortgage backed securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We currently treat agency mortgage backed securities in which we hold less than all of the certificates issued by the pool ("partial pool" securities) as real estate related assets.

There can be no assurance that the laws and regulations governing the 1940 Act status of REIT’s, including guidance and interpretations from the SEC staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. For example, we may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

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

Employees

We are managed by ARRM pursuant to the Management Agreement between us and ARRM. We do not have any employees. As of December 31, 2013, ARRM had 19 full-time employees.

Facilities

Our principal offices are located at:

ARMOUR Residential REIT, Inc.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.armourreit.com. Our investor relations website can be found under the “Investor Relations” tab at www.armourreit.com. We make available on our website under “SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on our website, our corporate governance documents, including our code of business conduct and ethics. Any amendments or waivers thereto will be provided on our website within four business days following the date of the amendment or waiver.

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

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption beginning in 2007, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency Securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs. As part of the conservatorship agreement, the U.S. Treasury committed to support the positive net worth of Fannie Mae and Freddie Mac with preferred stock purchases as necessary, through the beginning of 2013. In 2013, Fannie Mae’s bailout was capped at $125.0 billion and Freddie Mac's was limited to $149.0 billion. The preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency Securities portfolios (they must be reduced by at least 15 percent each year until their respective mortgage assets reach $250 billion, which is projected to be 2018). Under these agreements, each GSE is required to pay to the U.S. Treasury a quarterly dividend equal to 10 percent of the total amount drawn under their respective agreements. In 2012, the U.S. Treasury announced that that the payments would be replaced by a quarterly sweep of every dollar of profit that each GSE earned in the future.

The U.S. Federal Reserve (the "Fed") announced in November 2008 a program of large-scale purchases of Agency Securities in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. In total, $1.25 trillion in Agency Securities were purchased between January 2009 and March 2010, when the purchase phase of the program was completed. In addition, while the Fed program of Agency Securities purchases terminated in 2010, the Fed reported that through October 30, 2013, it held approximately $1.4 trillion of Agency Securities. Subject to specified investment guidelines, the portfolios of Agency Securities purchased through the programs established by the U.S. Treasury and the Fed may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency Securities that we seek to acquire during the remaining term of these portfolios.

There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will be adequate for the longer-term viability of these GSEs. These uncertainties lead to questions about the availability of and trading market for, Agency Securities. Accordingly, if these government actions are inadequate and the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securities and our business, operations and financial condition could be materially and adversely affected.

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

On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill titled, "Housing Finance Reform and Taxpayer Protection Act of 2013," which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. Also, on July 11, 2013, members of the House Committee on Financial Services introduced a draft bill titled, "Protecting American Taxpayers and Homeowners Act" to the U.S. House of Representatives. Both bills call for the winding down of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS. While both bills have had support in their respective house of Congress, the momentum to reform and possibly eliminate Fannie Mae and Freddie Mac has been slowed somewhat by the fact that the GSEs are now turning considerable profits and have paid back the $188 billion in aggregate financial support they received from the U.S. Treasury.

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

The Fed announced on December 18, 2013 that it will keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. The Fed expects these measures to put downward pressure on long-term interest rates. Also at its December 18, 2013 and January 29, 2014 meetings, the Fed announced as part of the QE3 that it would trim its monthly U.S. Treasury Securities and Agency Securities purchases to $75.0 billion and $65.0 billion, respectively, for January and February 2014, down from $85.0 billion during 2013. While the Fed hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and improve business and household spending, we cannot predict the impact of these programs or any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although the Fed action could increase the prices of our target assets and reduce the spread on our investments.

Certain actions by the Fed could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the Fed announced “Operation Twist,” which is a program by which it intended to purchase, by the end of June 2012, $400 billion of U.S. Treasury Securities with remaining maturities between 6 and 30 years and sell an equal amount of U.S. Treasury Securities with remaining maturities of three years or less. On June 20, 2012, the Fed announced that it would extend “Operation Twist” through 2012 by purchasing and selling an additional $267 billion of such securities. On December 12, 2012, the Fed announced that it would continue purchasing U.S. Treasury Securities into 2013 initially at a pace of $45.0 billion per month. On December 18, 2013, the Fed announced it would reduce its monthly purchases of U.S. Treasury Securities in 2014 to $40.0 billion and monthly purchases of Agency Securities to $35.0 billion. The effect of this purchasing program could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, future securities purchase programs by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The downgrade of the U.S. Government’s or certain European countries’ credit ratings and future downgrades of the U.S. Government’s or certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s Corporation downgraded the U.S. Government’s credit rating from AAA to AA+ and on August 8, 2011, Fannie Mae and Freddie Mac’s credit ratings were downgraded from AAA to AA+.  Standard & Poor's Corporation reaffirmed those ratings in 2012 and in 2013. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the U.S. Government's credit rating downgrade and Fannie Mae and Freddie Mac’s credit rating downgrades will impact the credit risk associated with Agency Securities and, therefore, may decrease the value of the Agency Securities in our portfolio.

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

The U.S. Government, through the Fed, the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (“H4H Program”), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures and the Home Affordable Refinance Program (“HARP”), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan to value ratios up to 125% without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with Non-Agency Securities, a significant number of loan modifications with respect to a given security, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of and the returns on, our Agency Securities.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage related assets, including MBS, as well as the broader financial markets and the economy generally. Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage related and other financial assets. Over the past several years, concerns over economic recession, inflation, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets. In particular, the residential mortgage market in the U.S. experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These factors impacted investor perception of the risk associated with RMBS, real estate related securities and various other asset classes in which we may invest. As a result, values for RMBS, real estate related securities and various other asset classes in which we may invest experienced volatility. Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of our investments.

Continued adverse developments in the residential mortgage market may adversely affect the value of the Agency Securities in which we invest.

During the past few years, the residential mortgage market in the U.S. experienced a variety of difficulties and changed economic conditions that adversely affected the performance and market value of the Agency Securities in which we invest. Although the overall residential mortgage market has improved, Agency Securities that originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of Agency Securities may not perform as expected. As a result, the market for these securities may be adversely affected.

Conditions within the market over the past several years were driven primarily by:

•	delinquencies across a broad scope of mortgage loans that include subprime mortgage loans, Alt-A mortgage loans; and prime mortgage loans;

•	declining housing prices and flattening of property values;

•	resetting adjustable rate mortgages (“ARMs”) that result in increased mortgage payments; and

•	constrained ability by borrowers to refinance or sell their properties.

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

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, all of which are beyond our control. Our success depends to a significant degree on our ability to analyze the relationship changing interest rates may have on our results of operations and financial position in general and the impact such rate changes may have on critical elements underlying Agency Securities and other investments’ values and borrowings in particular, as follows:

•
changes in interest rates may inversely affect the fair value of our assets, which are primarily Agency Securities; When interest rates rise, the value of fixed rate Agency Securities generally declines, when interest rates fall, the value of fixed rate Agency Securities generally increase;

•
changes in interest rates may inversely affect levels of prepayments on mortgages. Typically, as interest rates rise, prepayments on the underlying mortgages tend to slow; conversely, as interest rates fall, prepayments on the underlying mortgages tend to accelerate. The effect that rising or falling interest rates on these prepayments affects the price of Agency Securities and the effect can be particularly pronounced with fixed rate Agency Securities; and

•
changes in interest rates may create mismatches between our assets, primarily Agency Securities and our borrowings used to fund our purchases of those assets. The risk of these mismatches may be pronounced in that, should rates increase, interest rate caps on our hybrid adjustable rate and adjustable rate MBS would limit the income stream on these investments while our borrowings would not be subject to similar restrictions.

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

Increases in interest rates may negatively affect the market value of our Agency Securities. Any fixed rate securities we invest in generally will be more negatively affected by these increases than adjustable rate securities. In accordance with accounting rules, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of our mortgage related assets. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third-party pricing services or third-party bid price indications provided by dealers who make markets in these securities. If the fair value of a security is not available from a third-party price service or dealer, we would estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we are required by GAAP to reduce the value of one or more Agency Securities on our balance sheet then our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity decrease the amounts we may borrow to purchase additional securities, which could restrict our ability to increase our net income.

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

Our investment portfolio consists of securities backed by pools of mortgage loans. We receive payments on our securities, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our assets. These faster or slower than expected payments may adversely affect our profitability.

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
In addition, the introduction of relatively recent government programs, such as the U.S. Treasury’s HAMP program, increases the availability of mortgage credit to a large number of homeowners in the United States, which we expect impacts the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac Agency Securities. These new programs, along with any new additional programs or changes to existing programs, can cause uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.

Interest rate caps on our adjustable rate Agency Securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable rate securities typically will be subject to periodic and lifetime interest rate caps. Additionally, we may invest in ARMs, with an initial rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such initial rates. Periodic interest rate caps limit the amount an interest rate can increase during a given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan. If these interest rate caps apply to the mortgage loans underlying our adjustable rate securities, the interest distributions made on the related securities will be similarly impacted. Our borrowings may not be subject to similar interest rate caps. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable rate Agency Securities. Further, some of the mortgage loans underlying our adjustable rate Agency Securities may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding. As a result, we could receive less interest distributions on adjustable rate Agency Securities than we need to pay interest on our related borrowings. These, factors could lower our net interest income, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

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

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Accounting Standards Codification Topic No. 815 “Derivatives and Hedging.” Under these standards, we have not elected to use cash flow hedge accounting for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. Since we have not elected to use cash flow hedge accounting, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd−Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. Under the Dodd−Frank Act, most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. However, we do not currently anticipate qualifying for an exception. Among the other provisions of the Dodd−Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits. Although the Dodd−Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the U.S. Commodity Futures Trading Commission (the “CFTC”). The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

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

As of December 31, 2013, the weighted average margin requirement under all our repurchase agreements was approximately 5.0% (weighted by borrowing amount).

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

•
to the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our qualification as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders; and

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

We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency and non-Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency and Non-Agency Securities that are not whole pools, such as collateralized mortgage obligations ("CMOs") and commercial mortgage backed securities. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

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

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as swaps. Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” ("CPOs"). Under the new rules, which became effective on October 12, 2012 for those who became CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (the "NFA"), which requires compliance with NFA's rules, and are subject to regulation by the CFTC including with respect to disclosure, reporting, recordkeeping and business conduct.

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

We are highly dependent on information and communications systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and negatively affect the market price of our common stock and our ability to distributions dividends.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are primarily operated by third-parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

We rely on sophisticated information technology systems, networks and infrastructure in managing our day-to-day operations. Despite cyber-security measures already in place, our information technology systems, networks and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks and infrastructure, and protect our information could adversely affect our business.

Loss of the 1940 Act exclusion would adversely affect us, the market price of shares of our stock and our ability to distribute dividends.

As described above, we conduct our operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. Although we monitor our portfolio, we may not be able to maintain exclusion under the 1940 Act. If we were to fail to qualify for this exclusion in the future, we could be required to restructure our activities or the activities of our subsidiaries, if any, including effecting sales of assets in a manner that, or at a time when we would not otherwise choose, which could negatively affect the value of our stock, the sustainability of our business model and our ability to make distributions. The sale could occur during adverse market conditions and we could be forced to accept a price below that which we believe is appropriate.

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

We have not established a minimum dividend payment level and there are no guarentees of our ability to pay dividends in the future.

We expect to continue to make regular cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. Future distributions are made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no guarantees of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third-party to acquire control of the company.

Certain provisions of the MGCL may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interests. Additionally, our charter and bylaws contain other provisions that may delay or prevent a change of control of the company.

If we have a class of equity securities registered under the Securities Exchange Act and meet certain other requirements, Title 3, Subtitle 8 of the MGCL permits us without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, once we meet the applicable requirements, our charter provides that our Board will have the exclusive power to fill vacancies on our Board. As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing. We may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time that we have a class of equity securities registered under the Securities Exchange Act and satisfy certain other requirements.

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

Messrs. Ulm and Zimmer have a long-term relationship with AVM and we have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions.  We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We rely on AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM.  Until we elect to move those services in-house, we will remain dependent on AVM or other third-parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third-parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ARRM’s experience will enable them to fill any needs created by discontinuing a relationship with AVM.

There are conflicts of interest in our relationship with ARRM and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with JAVELIN, ARRM and their affiliates. Each of our executive officers and certain of our non-independent directors is also an employee or affiliated with JAVELIN and ARRM and they will not be exclusively dedicated to our business. Each of Mr. Ulm and Mr. Zimmer is a Co-Managing Member of ARRM and stockholder of JAVELIN.

In addition, Daniel C. Staton and Marc H. Bell, two of our directors, are joint owners of SBBC, which, in consideration for services to be provided to ARRM under a Sub-Management Agreement is entitled to receive a percentage of the net management fee earned by ARRM from us and JAVELIN. As a result, the Management Agreement with ARRM may create a conflict of interest and its terms, including fees payable to ARRM, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ARRM. ARRM maintains a contractual and fiduciary relationship with us. The Management Agreement with ARRM does not prevent ARRM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ARRM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ARRM and there is no guarantee that this allocation would be made in the best interest of our stockholders. We are not entitled to receive preferential treatment as compared with the treatment given by ARRM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ARRM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ARRM and its respective officers and employees to engage in other business activities, including their activities related to JAVELIN, may reduce the time spent managing our activities.

We compete with current and future investment entities affiliated with ARRM.

There are conflicts of interest in allocating investment opportunities among us and other funds, investment vehicles and ventures managed by ARRM. There is a significant overlap in the assets and investment strategies of us and JAVELIN. Although ARRM may dedicate certain trading and investment personnel to serve us only, in most cases the same trading and investment personnel may provide services to both entities. ARRM and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with us and therefore may compete with us for investment opportunities and ARRM resources. ARRM has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that ARRM will always allocate every investment opportunity in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.

Resolution of potential conflicts of interest in allocation of investment opportunities.

In allocating investment opportunities among us and any other funds or accounts managed by them, ARRM's personnel are guided by the principles that they will treat all entities fairly and equitably, they will not arbitrarily distinguish among entities and they will not favor one entity over another.

In allocating a specific investment opportunity among us and JAVELIN, ARRM will make a determination, exercising their judgment in good faith, as to whether the opportunity is appropriate for each entity. Factors in making such a determination may include an evaluation of each entity's liquidity, overall investment strategy and objectives, the composition of the existing portfolio, the size or amount of the available opportunity, the characteristics of the securities involved, the liquidity of the markets in which the securities trade, the risks involved, and other factors relating to the entity and the investment opportunity. ARRM is not required to provide every opportunity to each entity.

If ARRM determines that an investment opportunity is appropriate for both us and JAVELIN, then ARRM will allocate that opportunity in a manner that they determine, exercising their judgment in good faith, to be fair and equitable, taking into consideration all allocations among us and JAVELIN taken as a whole. ARRM has broad discretion in making that determination, and in amending that determination over time.

In the future, ARRM may adopt additional conflicts on interest resolution policies and procedures designed to support the equitable allocation and to prevent the preferential allocation of investment opportunities among entities with overlapping investment objectives.

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

ARRM is entitled to receive a monthly management fee that is based on the total of all gross equity raised (see Note 14 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ARRM for a given month despite the fact that we could experience a net loss during that month. ARRM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ARRM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock. Further, the management fee structure gives ARRM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ARRM primarily based on the size of our equity and not on our financial returns to stockholders.

The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with ARRM.

Termination of the Management Agreement with ARRM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreement with ARRM. We may not terminate the Management Agreement during the New Initial Term, as defined therein, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the Management Agreement provides that we will pay ARRM a termination payment equal to the greater of (a) the base management fee as calculated immediately prior to the effective date of the termination of the Management Agreement pursuant to Section 10.2 of the Management Agreement for the remainder of the then current term, or (b) three times the base management fee paid to ARRM in the preceding twelve-month period before such termination, calculated as of the effective date of the termination. This provision increases the effective cost to us of electing to terminate the Management Agreement, thereby adversely affecting our inclination to end our relationship with ARRM, even if we believe ARRM’s performance is not satisfactory.

ARRM may terminate the Management Agreement at any time and for any reason upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the initial term, the Management Agreement will automatically renew for successive five-year renewal terms unless either we or ARRM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the initial term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

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

The Management Agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third-party.

The Management Agreement that we entered into with ARRM was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third-party. The terms of the Management Agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ARRM.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. We believe we currently satisfy all the requirements of a REIT. However, the determination that we satisfy all REIT requirements requires an analysis of various factual matters and circumstances that may not be totally within our control. We have not requested and do not intend to request, a ruling from the Internal Revenue Service ("IRS'), that we qualify as a REIT. Accordingly, we are not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, the U.S. Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, which could make it more difficult or impossible for us to qualify as a REIT.

If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate rates;

•
any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•
unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we do not qualify as a REIT.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire discounted debt investments that are subsequently modified by agreement with the borrower. If such arrangements constitute “significant modifications” of such debt under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

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

In order to finance some of our assets that we hold or acquire, we may enter into repurchase agreements, including with persons who sell us those assets. Under a repurchase agreement, we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase those sold assets. Although the tax treatment of repurchase transactions is unclear, we take the position that we are treated for U.S. federal income tax purposes as the owner of those assets that are the subject of any such repurchase agreement notwithstanding that we may transfer record ownership of those assets to the counterparty during the term of any such agreement. Because we enter into repurchase agreements the tax treatment of which is unclear, the IRS could assert, particularly in respect of our repurchase agreements with persons who sell us the assets that we wish to finance by way of repurchase agreements, that we did not own those assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

Our capital loss carry forward for tax purposes may expire before we can fully use it to offset otherwise taxable income or gains.
For U.S. federal income tax purposes, we have incurred a net capital loss during our taxable year ending on December 31, 2013. Such net capital loss may be carried forward for five taxable years and generally used to offset taxable net capital gains realized during the carry forward period. As of December 31, 2013, our capital loss carry forward for U.S. federal income tax purposes, is equal to $579.3 million. Any capital loss carry forward that we have not used to offset otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule, including: (i) part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income; (ii) part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; (iii) part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and (iv) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit ("REMIC"), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. However, excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our MBS securing those debt obligations. For example, we may engage in non-REMIC CMO securitizations. We also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. These transactions may give rise to excess inclusion income that requires allocation among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. Some types of entities, including, without limitation, voluntarily employee benefit associations and entities that have borrowed funds to acquire their shares of our stock, may be required to treat a portion of or all of the dividends they receive from us as unrelated business taxable income.

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

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Additional series of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our Incentive Plan, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

Our charter prohibits beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or all classes of our capital stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. In each case, such prohibition includes a prohibition on owning warrants or options to purchase stock if ownership of the underlying stock would cause the holder or beneficial owner to exceed the prohibited thresholds. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common or preferred stock, in excess of our ownership limits without the consent of our board of directors shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and which may be in the best interests of our stockholders. We may grant waivers from the 9.8% charter restriction for holders where, based on representations, covenants and agreements received from certain equity holders, we determine that such waivers would not jeopardize our status as a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any real estate or other physical properties. Pursuant to the Management Agreement, ARRM maintains our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

Our company and ARRM are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Series A Preferred Stock, Series B Preferred Stock and our common stock are currently listed on the NYSE under the symbols “ARR-PA,” "ARR-PB" and "ARR," respectively. Our warrants expired on November 7, 2013 and were listed on the NYSE MKT LLC. As of February 25, 2014, the per share price of our common stock as reported on the NYSE was $4.32.

The following table sets forth the range of high and low closing prices for our stock for the periods indicated as reported by the NYSE.

Quarter ended	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Warrants
	High	Low	High	Low	High	Low	High	Low
December 31, 2013 (1)	$23.20	$20.89	$21.72	$19.80	$4.45	$3.68	—	—
September 30, 2013	$25.23	$21.13	$24.28	$20.03	$4.69	$3.78	$0.01	—
June 30, 2013	$26.09	$24.08	$25.50	$23.30	$6.50	$4.29	$0.03	$0.01
March 31, 2013 (2)	$26.07	$25.46	$25.04	$24.80	$7.18	$6.24	$0.05	$0.03
December 31, 2012	$25.54	$24.73	—	—	$7.70	$6.09	$0.03	$0.02
September 30, 2012	$25.85	$25.26	—	—	$7.75	$7.22	$0.03	$0.03
June 30, 2012 (3)	$25.35	$24.60	—	—	$7.11	$6.72	$0.02	$0.02
March 31, 2012	—	—	—	—	$7.21	$6.63	$0.03	$0.01
(1) For the Warrants this is for the period from October 1, 2013 through November 1, 2013 which was the final trading day determined by the NYSE MKT LLC. The Warrants expired in accordance with the original terms on November 7, 2013.
(2) For the Series B Preferred Stock this is for the period commencing February 13, 2013(date of issuance) through March 31, 2013.
(3) For the Series A Preferred Stock this is for the period commencing June 7, 2012 (date of issuance) through June 30, 2012.

Holders of Common Equity

As of February 25, 2014, we had 160 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on both classes of our preferred stock. For the year ended December 31, 2013, we have paid full cumulative dividends on our Series A Preferred Stock and our Series B Preferred Stock.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock, see the heading titled, "Stockholders' Equity - Dividends" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

Total dividend payments to common stockholders were $292.6 million and dividend payments to preferred stockholders were $14.2 million, respectively, for the year ended December 31, 2013. Our estimated REIT taxable income available to pay dividends was $240.4 million for the year ended December 31, 2013. We also carried forward from the year ended December 31, 2012, undistributed REIT taxable income of $10.4 million. Our REIT taxable income and dividend requirements are determined on an annual basis. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Stock Repurchase Program

The following table presents information regarding our common stock repurchases made during the three months ended December 31, 2013.

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (4)
December 11, 2013 through December 31, 2013	13,375,400	$3.89	13,375,400	NA
(1) All shares were repurchased pursuant to a stock repurchase program ("Repurchase Program") (see Note 3 to the consolidated financial statements).
(2) Weighted average price.
(3) In December 2012, our Board authorized a Repurchase Program of up to $100.0 million of our common stock outstanding.
(4) As of December 31, 2013, there is $27.3 million remaining under the Repurchase Program.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2009, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”) and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Returns

190
170
150
130
110
90
70
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
ARMOUR Residential REIT

	Period Ending
Index	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
FTSE NAREIT Mortgage Total Return Index	$100.00	$122.60	$119.63	$143.43	$140.62
S&P 500 Total Return Index	$100.00	$115.06	$117.49	$136.30	$180.44
ARMOUR Residential REIT	$100.00	$115.66	$126.36	$137.17	$99.68

The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K for the years listed. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Balance Sheet Data:
Agency Securities, available for sale, at fair value	$14,648,178	$19,096,562	$5,393,675	$1,161,851	$118,649
Repurchase agreements	$13,151,504	$18,366,095	$5,335,962	$971,676	$46,389
Stockholders' Equity	$1,901,228	$2,307,775	$626,606	$108,709	$21,491

Statement of Operations Data:
Interest Income	$505,443	$388,994	$117,638	$12,161	$446
Interest Expense	(83,218)	(61,195)	(11,856)	(1,207)	(13)
Net Interest Income	$422,225	$327,799	$105,782	$10,954	433
Total Other Loss	(572,128)	(80,143)	(105,462)	(2,885)	—
Expenses	(37,151)	(25,374)	(9,711)	(1,683)	(2,027)
Income tax benefit (expense)	10	24	(51)	151	394
Net Income (Loss)	$(187,044)	$222,306	$(9,442)	$6,537	$(1,149)
Dividends declared on preferred stock	(14,213)	(1,964)	—	—	—
Net Income (loss) available (related) to common stockholders	$(201,257)	$220,342	$(9,442)	$6,537	$(1,149)
Earnings (Loss) per share – common stock, Basic	$(0.55)	$0.99	$(0.15)	$1.12	$(0.11)
Earnings (Loss) per share- common stock, Diluted	$(0.55)	$0.98	$(0.15)	$1.12	$(0.11)
Weighted average shares outstanding- Basic	362,830	223,627	61,421	5,855	20,460
Weighted average shares outstanding- Diluted	362,830	224,263	61,421	5,855	20,460
Cash dividends paid per common share	$0.81	$1.20	$1.41	$1.52	$0.13
Key Portfolio Statistics *
Average Agency Securities (1)	$19,593,311	$14,270,813	$3,927,434	$369,193	$10,670
Average Repurchase Agreements (2)	$19,106,669	$12,922,455	$3,902,680	$362,183	$5,532
Average Portfolio Yield (3)	2.58%	2.73%	3.00%	3.29%	4.59%
Average Cost of Funds (4)	1.19%	0.96%	0.94%	0.45%	0.72%
Interest Rate Spread (5)	1.39%	1.76%	2.05%	2.85%	3.87%
Return on Equity (6)	(9.8)%	9.6%	(2.0)%	6.0%	(5.3)%
Average Annual Portfolio Repayment Rate (7)	10.0%	11.9%	13.2%	13.0%	8.6%
Debt to Stockholders' Equity (8)	6.92:1	7.96:1	8.52:1	8.94:1	2.16:1

*All percentages represent daily weighted averages annualized.

(1)	Our daily average investment in Agency Securities was calculated by dividing the sum of our daily Agency Securities investments during the year by the number of days in the period.

(2)
Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the year by the number of days in the period.

(3)	Our average portfolio yield was calculated by dividing our interest income by our average Agency Securities.

(4)	Our average cost of funds was calculated by dividing our total interest expense (including derivatives) by our average repurchase agreement borrowings.

(5)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.

(6)	Our return on equity was calculated by dividing net income (loss) by equity.

(7)	Our average annual portfolio repayment rate is calculated by taking the actual CPR for a month and averaging it with the other CPRs from the same year.

(8)	Our debt-to-equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of residential mortgage backed securities (“MBS”). The securities we invest in are issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by U.S. Government-sponsored entities (“Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of December 31, 2013, and December 31, 2012, Agency Securities account for 100% of our securities portfolio.It is expected that the percentage will continue to be 100% or close thereto.

We are externally managed by ARRM, pursuant to a management agreement (the “Management Agreement”), which was most recently amended on February 25, 2014. ARRM is an investment advisor registered with the Securities and Exchange Commission (“SEC”). ARRM is also the external manager of JAVELIN Mortgage Investment Corp. (“JAVELIN”), a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as the executive officers of JAVELIN.

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

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest spread, the market value of our assets and the supply of, and demand for, such assets. We invest in financial assets and markets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Prepayments on Agency Securities and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic and geographic factors, policy decisions by regulators, as well as other factors beyond our control. Consequently, prepayment rates cannot be predicted with certainty. To the extent we hold Agency Securities acquired at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our Agency Securities will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may decline. The recent climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	the REIT requirements under the Code; and

•	the requirements to qualify for an exclusion under the 1940 Act and other regulatory and accounting policies related to our business.

For a discussion of additional risks relating to our business see “Risk Factors” in Item 1A.

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement (see Note 14 to the consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board of Directors (“Board”). The Management Agreement expires June 18, 2022 and is thereafter automatically renewed for an additional 5 year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock reduces the amount of gross equity raised used to calculate the monthly management fee. As of December 31, 2013, the effective management fee was 1.026% based on gross equity raised. ARRM is entitled to receive a monthly management fee regardless of the performance of our securities portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We incurred $28.1 million, $19.5 million and $6.9 million, respectively, in management fees for the years ended December 31, 2013, 2012 and 2011.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other than the various overhead expenses specified in the terms of the Management Agreement. For the year ended December 31, 2013, we reimbursed ARRM $1.5 million for other expenses incurred on our behalf and $1.1 million of compensation expense related to restricted shares of common stock for ARRM employees (see Note 10 to the consolidated financial statements). For the year ended December 31, 2012 we reimbursed ARRM $0.05 million for other expenses incurred on our behalf. For the year ended December 31, 2011, we did not reimburse ARRM for any expenses.

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC ("SBBC”), ARRM is responsible for the payment of a monthly sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, SBBC has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to SBBC in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to SBBC for the three months preceding December 31, 2013 totaled $1,438 thousand. If the Sub-Management Agreement had been terminated on December 31, 2013, the payment due from ARMOUR would have been $35.4 million.

For a discussion of additional risks relating to our business, see “Risk Factors“in Item 1A.

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

U.S. Government Mortgage Related Securities Market Intervention

In September 2012, the Fed announced a third quantitative easing program, popularly referred to as “QE3,” to purchase an additional $40.0 billion of Agency Securities per month until the unemployment rate and other economic indicators improved. QE3 plus its existing investment programs grew the Fed’s U.S. Treasury Securities and Agency Securities holdings by approximately $85.0 billion per month at least through the end of 2013.

At its December 18, 2013, and January 29, 2014, meetings, the Fed decided to trim its monthly Agency Securities purchases to $35.0 billion and $30.0 billion, respectively, for January and February 2014, down from $40.0 billion in 2013. Longer term U.S. Treasury Securities purchases were trimmed a pace of $40.0 billion and $35.0 billion per month, respectively, for January and February 2014, down from $45.0 billion in 2013. These actions were to keep in place its highly accommodative stance of monetary policy. As part of that policy, the Fed announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% for at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead was projected to be no more than 0.5% above the Fed’s 2% longer-run goal, and longer-term inflation expectations continued to be well anchored.

        Reduced purchase levels by the Fed may result in lower over all demand and therefore lower prices for Agency Securities. Lower Agency Securities prices will reduce our book value and the amounts that we can borrow under repurchase agreements.

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

The Wheatley Review also proposes a number of remedial actions, including:

•	New statutory authority for the FSA to supervise and regulate the LIBOR setting process;

•	Establishing a new independent oversight body to administer the LIBOR setting process;

•	Eliminating LIBOR rates for certain currencies and maturities where markets are not sufficiently deep and liquid;

•	Ceasing immediate reporting of rates submitted by individual participating banks; and

•	Establishing controls to ensure that submitted rates represent actual transactions.

In April 2013, all the recommendations of the Wheatley Review came into force through the Financial Services Act of 2012. In this new regulatory framework, the Financial Conduct Authority (“FCA") and the Prudential Regulation Authority (“PRA”) have replaced the FSA, the Bank of England has overall responsibility for financial stability, and a new Financial Policy Committee (“FPC”) was created to assist the Bank in achieving its financial stability objective. Additionally, in September 2013, the European Commission proposed draft legislation that will enhance the robustness and reliability of benchmarks like LIBOR, facilitate the prevention and detection of their manipulation and clarify responsibility for and the supervision of benchmarks.

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

The following table shows 30-day LIBOR as compared to the Effective Federal Funds Rate at the quarterly periods presented.

Quarter ended	30-Day LIBOR	Effective Federal Funds Rate
December 31, 2013	0.17%	0.07%
September 30, 2013	0.18%	0.06%
June 30, 2013	0.19%	0.07%
March 31, 2013	0.20%	0.09%
December 31, 2012	0.21%	0.09%
September 30, 2012	0.21%	0.09%
June 30, 2012	0.25%	0.09%
March 31, 2012	0.24%	0.09%
December 31, 2011	0.30%	0.04%
September 30, 2011	0.24%	0.06%
June 30, 2011	0.19%	0.07%
March 31, 2011	0.24%	0.10%

Results of Operations

As a result of our equity raising efforts, through February 2013, our earnings as reported in prior year consolidated financial statements, particularly on a per share basis, may not be indicative of a full run-rate. Some period over period comparisons in the discussion below may not be meaningful.

Net Income (Loss) Summary

Our primary source of income is the interest income we earn on our securities portfolio. Our net loss for the year ended December 31, 2013 available to common stockholders was $(201.3) million, or $(0.55) per basic and diluted weighted average common share. These results compare to net income of $220.3 million available to common stockholders or $0.99 per basic and $0.98 per diluted weighted average common share for the year ended December 31, 2012 and a net loss of $(9.4) million related to common stockholders or $(0.15) per basic and diluted common share for the year ended December 31, 2011. The main factors for the 2013 declines over 2012 were the declines in security purchases and our reduction in leverage which generated capital losses and an other than temporary impairment on our Agency Securities, as well as our capital raising that increased preferred and common shares outstanding. The main factors for the 2012 increase over 2011, were the increased equity capital resources and the continued implementation of our investment strategy, in addition to changes in value from our derivatives and increased management fees.

As of December 31, 2013 and December 31, 2012, our Agency Securities portfolio was carried at a net premium to par value with a weighted average amortized cost of 102.57% and 105.24% respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 31, 2013	2.98%	1.38%	1.60%	0.43%
September 30, 2013	2.60%	1.36%	1.24%	0.41%
June 30, 2013	2.52%	1.14%	1.38%	0.43%
March 31, 2013	2.33%	0.98%	1.35%	0.46%
December 31, 2012	2.47%	0.92%	1.55%	0.48%
September 30, 2012	2.70%	0.89%	1.82%	0.45%
June 30, 2012	2.97%	0.82%	2.15%	0.39%
March 31, 2012	3.04%	0.81%	2.23%	0.34%
December 31, 2011	2.60%	0.98%	1.62%	0.35%
September 30, 2011	3.11%	0.93%	2.18%	0.27%
June 30, 2011	3.35%	0.99%	2.36%	0.28%
March 31, 2011	3.20%	0.80%	2.40%	0.33%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. Our rate of portfolio repayment for the quarter ended December 31, 2013, was 4.8% on a constant prepayment basis compared to 14.1% for the quarter ended December 31, 2012.

Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. The Federal Funds Rate was 0.07% and LIBOR was 0.17% at December 31, 2013. During the years ended December 31, 2013, 2012 and 2011, we realized losses of $135.9 million, $63.0 million and $25.0 million, respectively related to our derivatives. We increased our total interest rate swap contracts aggregate notional balance from $8.7 billion at December 31, 2012 to $10.2 billion at December 31, 2013. Our interest rate swap contracts had a weighted average swap rate of 1.5% and a weighted average term of 69 months at December 31, 2013. We increased our total interest rate swaptions notional balance from $1.1 billion at December 31, 2012 to $5.8 billion at December 31, 2013. Our swaptions had an underlying weighted average swap rate of 2.9% and a weighted average term of 8 months at December 31, 2013. Our total Eurodollar Futures Contracts (“Futures Contracts”) notional amount decreased from $102.0 million at December 31, 2012 to $55.0 million at December 31, 2013 due to the maturity of contracts. Our Futures Contracts had a weighted average swap equivalent rate of 2.0% and weighted average term of 13 months as of December 31, 2013. Unrealized gains (losses) on derivatives totaled $544.6 million, $(58.8) million and $(97.1) million, respectively, for the years ended December 31, 2013, 2012 and 2011. The gain for the year ended December 31, 2013 represents the changes in fair value resulting from sharp increases in long-term interest rates experienced during the year. The losses for the years ended December 31, 2012 and December 31, 2011 were the result of more gradual and sustained declines of interest rates during those periods.

Net Interest Income

Our net interest income for the years ended December 31, 2013, 2012 and 2011 was $422.2 million, $327.8 million, and $105.8 million, respectively. The continued growth of our net interest income from year to year is due to the completion of equity raises. The proceeds from these equity raises were initially invested in Agency Securities, creating a larger investment portfolio able to generate increasing levels of interest income. Beginning in March 2013, we reduced our portfolio and leverage to limit our exposure to increased volatility in the market. As of December 31, 2013 and December 31, 2012, our securities portfolio consisted of $14.6 billion and $19.1 billion of Agency Securities, respectively.

Gains and Losses on Sale of Agency Securities

During the years ended December 31, 2013, 2012 and 2011 we sold $15.0 billion, $4.1 billion and $1.6 billion of Agency Securities, resulting in a realized (loss) gain of $(593.5) million, $40.6 million and $16.6 million, respectively. During the second and third quarter of 2013, our Agency Securities experienced significant price declines as a result of disruptive volatility in the markets for Agency Securities, mortgages and U.S. Treasury Securities. The sale of $15.0 billion of our Agency Securities, intended to limit our exposure to further price volatility, which occurred primarily in the third and fourth quarter of 2013, triggered the realization of $(593.5) million of losses. These losses have been reflected in other comprehensive income. The $40.6 million gain in 2012 includes $1.1 million of losses due to the bankruptcy of a counterparty to a repurchase agreement. In addition, due to the bankruptcy, we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement for the year ended December 31, 2012.

Other Than Temporary Impairment of Agency Securities

We evaluated our Agency Securities with unrealized losses as of December 31, 2013 and December 31, 2012, to determine whether there was any an other than temporary impairment. The decline in value of our Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. Anticipating portfolio repositioning sales in the first quarter of 2014 (see Note 16, to the consolidated financial statements), we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $401.5 million in our 2013 consolidated statements of operations, thereby establishing a new cost basis for Agency Securities with aggregate fair value of $6.8 billion as of December 31, 2013. We determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities. We previously determined that at December 31, 2012, there was no other than temporary impairment. Through February 25, 2014, we have sold $5.5 billion of our 25-year fixed rate and 30-year fixed rate Agency Securities, leaving $1.3 billion of 30-year fixed rate Agency Securities to be sold. We recovered approximately $69.4 million of other than temporary impairment loss recognized at December 31, 2013. For tax purposes, the sales generated capital losses of approximately $447.1 million, which will be available to offset future capital gains through 2019. Through February 25, 2014, we have purchased $3.7 billion of 15-year fixed-rate Agency Securities. These sales and purchases are intended to reduce the interest rate risk of our Agency Securities portfolio.

The clearing regulations adopted under the Dodd-Frank Act have increased the initial margin requirements for most types of interest rate swap contracts. For example, the estimated initial margin for new, cleared 10-year interest rate swap contracts is between 2.75% and 3.00% of the notional amount of the swap. This compares to the average initial margin of 0.64% of notional amount on our current 10-year interest rate swap contracts. Because initial margin payments are not accessible until the swap matures, the increased initial margin on new cleared interest rate swap contracts would create a heightened liquidity consideration for us. As a result, we are currently reducing our exposure to 30-year fixed rate Agency Securities, and increasing our purchases of Agency Securities with shorter final maturities. This will allow us to manage the interest rate risk created by the differing maturity profiles of our assets and the liabilities with shorter tenor interest rate swap contracts and Futures Contracts that have smaller initial margin requirements. We began repositioning our portfolio in the first quarter of 2014 and expect to continue into the second quarter of 2014.

Gains and Losses on U.S. Treasury Securities

For the year ended December 31, 2013, we sold short $2.8 billion of U.S Treasury Securities acquired under reverse repurchase agreements. We had purchases of $2.8 billion of U.S. Treasury Securities resulting in a gain of $14.2 million for the year ended December 31, 2013. During the years ended December 31, 2012 and December 31, 2011, we did not sell or purchase any U.S. Treasury Securities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2013, 2012 and 2011, other comprehensive income (loss) totaled $(421.0) million, $181.8 million and $53.0 million, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities. The increase in other comprehensive income for 2012 compared to 2011, resulted primarily from the increase in the size of our portfolio.

Expenses

Our total expenses for the years ended December 31, 2013, 2012 and 2011 were $37.2 million, $25.4 million and $9.7 million, respectively. The increase in expenses from year to year is primarily due to two factors. The first factor is due to increased management fees. Our total management fee expense for the year ended December 31, 2013, was $28.1 million as compared to $19.5 million and $6.9 million, respectively, for the years ended December 31, 2012 and 2011. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate has generally declined over time. The second factor is an increase in professional fees and operating costs to support our current securities portfolio. We had a combined increase in these fees and cost of $1.9 million from December 31, 2012 to December 31, 2013 and $1.7 million from the year ended December 31, 2011 to December 31, 2012.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code, including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the years presented.

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
GAAP net income (loss)	$(187,044)	$222,306	$(9,442)
Book to tax differences:
Unrealized (gain) loss on derivatives	(544,643)	58,774	97,087
Other than temporary impairment of Agency Securities	401,541	—	—
Net capital losses	579,322	—	—
Amortization of deferred hedging costs	(2,030)	—	—
Realized loss on interest rate contracts	(6,716)	—	—
Other	18	94	76
Estimated taxable income	$240,448	$281,174	$87,721

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at December 31, 2013 by approximately $146.2 million, or approximately $0.41 per common share (based on the 357,613,485 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $306.8 million, $271.5 million and $87.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our estimated REIT taxable income available to pay dividends was $240.4 million, $281.2 million and $87.7 million for the years ended December 31, 2013, 2012 and 2011 respectively. We carried forward from the year ended December 31, 2012, undistributed REIT taxable income of $10.4 million. Our REIT taxable income and dividend requirements are determined on an annual basis. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 will be available to offset future capital gains realized through 2018.

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

The tables below summarize certain characteristics of our Agency Securities as of December 31, 2013 and December 31, 2012. (dollars in thousands)

Agency Securities:

As of	Principal Amount	Net Unamortized Premium	Amortized Cost	Amortized Cost divided by Principal	Fair Value	Fair Value divided by Principal	Weighted Average Coupon
December 31, 2013	$14,467,220	$371,438	$14,838,658	102.57%	$14,648,178	101.25%	3.52%
December 31, 2012	$17,925,998	$940,000	$18,865,998	105.24%	$19,096,562	106.53%	3.52%

Adjustable and Hybrid Adjustable Rate Agency Securities:

As of	Principal Amount (in thousands)	Weighted Average Coupon	Weighted Average Months to Reset	Percentage of Total Agency Securities
December 31, 2013	$208,216	3.95%	16	1.4%
December 31, 2012	$2,037,778	3.69%	66	11.4%

Fixed Rate Agency Securities:

As of	Principal Amount (in thousands)	Weighted Average Coupon	Weighted Average Months to Maturity	Percentage of Total Agency Securities
December 31, 2013	$14,259,004	3.52%	270	98.6%
December 31, 2012	$15,888,220	3.52%	276	88.6%

The following table shows the average principal repayment rate for those securities which have settled for the quarterly periods presented.

Quarter ended	Average Quarterly Principal Repayment Rate
December 31, 2013	4.8%
September 30, 2013	8.8%
June 30, 2013	10.8%
March 31, 2013	15.7%
December 31, 2012	14.1%
September 30, 2012	13.0%
June 30, 2012	9.1%
March 31, 2012	11.4%
December 31, 2011	19.3%
September 30, 2011	12.4%
June 30, 2011	9.3%
March 31, 2011	11.7%

As of December 31, 2013 and December 31, 2012 our Agency Securities in our securities portfolio consisted of approximately $14.6 billion and $19.1 billion, respectively, in market value of Agency Securities with initial fixed-interest rate periods of three, five, seven, ten, fifteen, twenty, twenty-five and thirty years.

Our net income (loss) is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our securities portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our securities portfolio and our hedging strategy.

As of December 31, 2013 and December 31, 2012, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 16 months and 66 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

We evaluated our Agency Securities with unrealized losses as of December 31, 2013 and December 31, 2012, to determine whether there was any an other than temporary impairment. The decline in value of our Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. Anticipating portfolio repositioning sales in the first quarter of 2014 (see Note 16, "Subsequent Events" for additional information), we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $401.5 million in our 2013 consolidated statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6.8 billion as of December 31, 2013. We determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities. We previously determined that at December 31, 2012, there was no other than temporary impairment.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 27 of which we had done repurchase trades with as of December 31, 2013 and 26 of which we had done repurchases trades with as of December 31, 2012. We had outstanding balances under our repurchase agreements as of December 31, 2013 and December 31, 2012 of $13.2 billion and $18.4 billion, respectively.

Derivative Instruments

We generally hedge our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. As of December 31, 2013, the notional value of our derivatives was 110.69% of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages (“ARMs”) if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

•
available derivatives may not correspond directly with the interest rate risk for which protection is sought (e.g., the difference in interest rate movements for long-term U. S. Treasury Securities compared to Agency Securities);

•	the duration of the derivatives may not match the duration of the related liability;

•
the counterparty to a derivative agreement with us may default on its obligation to pay or not perform under the terms of the agreement and the collateral posted may not be sufficient to protect against any consequent loss;

•	we may lose collateral we have pledged to secure our obligations under a derivative agreement if the associated counterparty becomes insolvent or files for bankruptcy;

•
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

As of December 31, 2013 and December 31, 2012, we had interest rate swap contracts with an aggregate notional balance of $10.2 billion and $8.7 billion, respectively. As of December 31, 2013 and December 31, 2012, we had entered into interest rate swaptions with an aggregate notional balance of $5.8 billion and $1.1 billion, respectively. In addition, as of December 31, 2013 and December 31, 2012, we had purchased or sold Futures Contracts with an aggregate notional balance of $55.0 million and $102.0 million, respectively. Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”). Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized net gains of $408.7 million for the year ended December 31, 2013 and losses of $(121.8) million and $(122.1) million for the years ended December 31, 2012 and December 31, 2011, respectively, related to our derivatives. For the year ended December 31, 2013, the net unrealized change in the fair value of our Agency Securities decreased by $(1,416.1) million, compared to an increase of $222.4 million and an increase of $69.6 million for the years ended December 31, 2012 and December 31, 2011, respectively.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts as of June 2013. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps previously had. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2013:

	Payments Due By Period
	(in thousands)
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase Agreements (1)	$13,151,504	$13,151,504	$—	$—	$—
Related Party Fees (2)	197,907	28,272	56,545	56,545	56,545
Board of Directors fees (3)	6,818	974	1,948	1,948	1,948
Total	$13,356,229	$13,180,750	$58,493	$58,493	$58,493
(1) Excludes interest on Repurchase Agreements.
(2) Represents fees to be paid to ARRM under the terms of the Management Agreement (Refer to Note 14 to our consolidated financial statements).
(3) Represents fees to be paid to the Board of Directors.

We had contractual commitments under our derivatives as of December 31, 2013. We had interest rate swap contracts with an aggregate notional balance of $10.2 billion, a weighted average swap rate of 1.5% and a weighted average term of 69 months as of December 31, 2013. We had interest rate swaptions with an aggregate notional balance of $5.8 billion, a weighted average swap rate of 2.9% and a weighted average term of 8 months as of December 31, 2013. Our total Futures Contracts notional amount at December 31, 2013, was $55.0 million, with a weighted average swap equivalent rate of 2.0% and weighted average term of 13 months.

Liquidity and Capital Resources

During the year ended December 31, 2013, we issued 65,066,841 shares of common stock and raised additional net proceeds of approximately $438.6 million. During the year ended December 31, 2013, we issued 175,000 shares of 8.250% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and issued 5,650,000 shares of 7.875% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) for a combined net proceeds of approximately $140.9 million. As a result, we were able to acquire additional assets, arrange additional repurchase agreement funding and increase economies of scale. During the year ended December 31, 2013, we repurchased 16,771,003 shares of our outstanding common stock under our stock repurchase program (the “Repurchase Program”) for an aggregate of $72.7 million. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of the Management Agreement. However, pursuant to the Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

As of December 31, 2013, we financed our securities portfolio with approximately $13.2 billion of borrowings under repurchase agreements. Our leverage ratio as of December 31, 2013, was 6.92 to 1. As of December 31, 2013, our liquidity totaled $1.2 billion, consisting of $496.5 million of cash and cash equivalents plus $656.8 million of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third-parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. At December 31, 2013 and December 31, 2012, we did not have any reverse repurchase agreements outstanding.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the year ended December 31, 2013, we purchased $15.0 billion of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the year ended December 31, 2013, we received cash of $3.1 billion from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $438.6 million from common equity issuances, including our common stock dividend reinvestment and stock purchase plan (“common stock DRIP”) and $4.4 million of proceeds from the issuance of 175,000 shares of Series A Preferred Stock and $136.6 million of proceeds from the issuance of 5,650,000 shares of Series B Preferred Stock during the year ended December 31, 2013. We had a net cash decrease from our repurchase agreements of $5.2 billion for the year ended December 31, 2013 and made cash interest payments of approximately $226.5 million on our liabilities for the year ended December 31, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $229.6 million of cash collateral posted with counterparties and increased our liability by $387.8 million for cash collateral held as of December 31, 2013.

We have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
	(in thousands)
Within 30 days	$3,990,434	$7,771,444
31 days to 60 days	7,098,298	7,840,268
61 days to 90 days	1,226,694	2,699,706
Greater than 90 days	836,078	54,677
Total	$13,151,504	$18,366,095

The following table represents the Master Repurchase Agreements (“MRAs”) and other information regarding our repurchase agreements to finance Agency Security purchases as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Number of MRAs	35	33
Number of counterparties with repurchase agreements outstanding	27	26
Weighted average maturity in days	45	34
Weighted average contractual rate	0.42%	0.49%
Haircut for repurchase agreements (1)	5.0%	4.8%
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

The residential mortgage market in the U.S. continues to experience difficult economic conditions including:

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

The following graph represents the month-end outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our Agency Securities. Our repurchase agreements balance will fluctuate based on our change in capital, leverage targets and the market prices of our assets. Over time, the level of our repurchase agreement financing has grown in conjunction with the growth of Agency Securities in our securities portfolio, which in turn has been the result of successful equity capital raising efforts. In 2013, declining security values and our decision to reduce leverage resulted in a substantial decline in our repurchase agreements. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular Agency Security pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

Repurchase Agreements
$25,000
$20,000
$15,000
$10,000
$5,000
$0
in millions
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
End of Month Balance

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2013 and December 31, 2012, our total net borrowings were approximately $13.2 billion and $18.4 billion (excluding accrued interest), respectively. As of December 31, 2013 and December 31, 2012 we had a leverage ratio of approximately 6.92:1 and 7.96:1, respectively.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and our ability to make timely portfolio adjustments, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, meet our financing obligations, pay fees under the Management Agreement and fund our distributions to stockholders and pay general corporate expenses.

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

Stockholders' Equity

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2013, 2012 and 2011.

December 31, 2013

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 30, 2013	$0.08	$24.8
February 15, 2013	February 27, 2013	$0.08	$24.8
March 15, 2013	March 27, 2013	$0.08	$30.2
April 15, 2013	April 29, 2013	$0.07	$26.3
May 15, 2013	May 30, 2013	$0.07	$26.3
June 14, 2013	June 27, 2013	$0.07	$26.1
July 15, 2013	July 30, 2013	$0.07	$26.1
August 15, 2013	August 29, 2013	$0.07	$26.1
September 16, 2013	September 27, 2013	$0.07	$26.1
October 15, 2013	October 28, 2013	$0.05	$18.6
November 15, 2013	November 27, 2013	$0.05	$18.6
December 16, 2013	December 27, 2013	$0.05	$18.6

December 31, 2012

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2012	January 30, 2012	$0.11	$11.6
February 15, 2012	February 28, 2012	$0.11	$15.3
March 15, 2012	March 29, 2012	$0.11	$19.9
April 16, 2012	April 27, 2012	$0.10	$17.8
May 15, 2012	May 30, 2012	$0.10	$18.1
June 15, 2012	June 28, 2012	$0.10	$18.6
July 16, 2012	July 30, 2012	$0.10	$23.5
August 15, 2012	August 30, 2012	$0.10	$30.0
September 14, 2012	September 27, 2012	$0.10	$31.0
October 15, 2012	October 30, 2012	$0.09	$27.9
November 15, 2012	November 29, 2012	$0.09	$27.9
December 14, 2012	December 28, 2012	$0.09	$27.9

December 31, 2011

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2011	January 28, 2011	$0.12	$2.0
February 15, 2011	February 25, 2011	$0.12	$3.9
March 15, 2011	March 30, 2011	$0.12	$3.9
April 15, 2011	April 28, 2011	$0.12	$5.9
May 15, 2011	May 27, 2011	$0.12	$5.9
June 15, 2011	June 29, 2011	$0.12	$8.3
July 15, 2011	July 28, 2011	$0.12	$9.1
August 15, 2011	August 30, 2011	$0.12	$9.1
September 15, 2011	September 29, 2011	$0.12	$10.1
October 15, 2011	October 28, 2011	$0.11	$9.4
November 15, 2011	November 29, 2011	$0.11	$9.4
December 15, 2011	December 29, 2011	$0.11	$10.3

The following table presents our Series A Preferred Stock dividend transactions for the year ended December 31, 2013 and December 31, 2012. There were no Series A Preferred Stock dividend transactions for the year ended December 31, 2011.

December 31, 2013

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 28, 2013	$0.17	$0.3576
February 15, 2013	February 26, 2013	$0.17	$0.3748
March 15, 2013	March 26, 2013	$0.17	$0.3748
April 15, 2013	April 29, 2013	$0.17	$0.3748
May 15, 2013	May 27, 2013	$0.17	$0.3748
June 14, 2013	June 27, 2013	$0.17	$0.3748
July 15, 2013	July 29, 2013	$0.17	$0.3748
August 15, 2013	August 27, 2013	$0.17	$0.3748
September 15, 2013	September 27, 2013	$0.17	$0.3748
October 15, 2013	October 28, 2013	$0.17	$0.3748
November 15, 2013	November 27, 2013	$0.17	$0.3748
December 15, 2013	December 27, 2013	$0.17	$0.3748

December 31, 2012

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record (in millions)
July 13, 2012 (1)	July 27, 2012	$0.29	$0.4011
August 15, 2012	August 27, 2012	$0.17	$0.2717
September 14, 2012	September 27, 2012	$0.17	$0.2915
October 15, 2012	October 29, 2012	$0.17	$0.3152
November 15, 2012	November 27, 2012	$0.17	$0.3395
December 14, 2012	December 27, 2012	$0.17	$0.3446

(1) This amount included $0.2 million paid to holders of record on July 13, 2012 for the period of June 7, 2012 through June 30, 2012.

The following table presents our Series B Preferred Stock dividend transactions for the year ended December 31, 2013. There were no Series B Preferred Stock dividend transactions for the years ended December 31, 2012 and 2011, respectively.

Record Date	Payment Date	Rate per Series B Preferred share	Aggregate amount paid to holders of record (in millions)
March 15, 2013	March 26, 2013	$0.25	$1.3905
April 15, 2013	April 29, 2013	$0.16	$0.9269
May 15, 2013	May 27, 2013	$0.16	$0.9269
June 14, 2013	June 27, 2013	$0.16	$0.9269
July 15, 2013	July 29, 2013	$0.16	$0.9269
August 15, 2013	August 27, 2013	$0.16	$0.9269
September 15, 2013	September 27, 2013	$0.16	$0.9269
October 15, 2013	October 28, 2013	$0.16	$0.9269
November 15, 2013	November 27, 2013	$0.16	$0.9269
December 15, 2013	December 27, 2013	$0.16	$0.9269

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2013, 2012 and 2011.

December 31, 2013

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Series A Preferred equity distribution agreements	January 2, 2013 to January 30, 2013	174,961	$25.51	(1)	$4.4
Common stock dividend reinvestment program	January 25, 2013 to December 27, 2013	66,841	$4.83	(1)	$0.2
Series B Preferred initial offering	February 12, 2013	5,650,000	$25.00		$136.6
Common stock follow-on public offering	February 20, 2013	65,000,000	$6.75		$438.4
(1)  Weighted average price

December 31, 2012

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80		$70.1
Follow-on public offering	February 8, 2012	29,900,000	$6.80		$203.0
Equity distribution agreement	February 29, 2012	1,287,570	$7.06		$8.9
Follow-on public offering	March 14, 2012	35,650,000	$6.72		$239.2
Issuance of Series A Preferred Stock	June 7, 2012	1,400,000	$25.00		$33.8
Follow-on public offering	July 13, 2012	46,000,000	$7.06		$324.5
Follow-on public offering	August 8, 2012	63,250,000	$7.30		$461.4
Common equity distribution agreements	January 18, 2012 to September 11, 2012	19,750,000	$7.14	(1)	$138.2
Preferred equity distribution agreements	July 16, 2012 to December 27, 2012	605,611	$25.54	(1)	$15.0
Dividend Reinvestment and Stock Purchase Plan	January 25, 2012 to December 28, 2012	7,286,404	$7.28	(1)	$52.9
(1)  Weighted average price

December 31, 2011

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 26, 2011	6,900,000	$7.55		$49.0
Follow-on public offering	February 8, 2011	8,912,500	$7.60		$64.0
Equity distribution agreement	February 18, 2011 to September 30, 2011	5,212,430	$7.39	(1)	$37.5
Follow-on public offering	April 13, 2011	17,000,000	$7.40		$121.1
Follow-on public offering	June 6, 2011	18,400,000	$7.40		$131.0
Follow-on public offering	December 13, 2011	9,200,000	$6.80		$62.4
Dividend Reinvestment and Stock Purchase Plan	April 25, 2011 to December 29, 2011	13,352,181	$7.25	(1)	$96.8
 (1)  Weighted average price

Common Stock Repurchases

The following tables present our common stock repurchases for the year ended December 31, 2013. We did not have any common stock repurchases in the years ended December 31, 2012 and 2011.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Cost (in millions)
Repurchased common shares	May 15, 2013 to May 17, 2013	3,395,603	$5.94	(1)	$20.3
Repurchased common shares	December 11, 2013 to December 31, 2013	13,375,400	$3.89	(1)	$52.4
(1) Weighted average price

As of December 31, 2013, there was $27.3 million left under our Repurchase Program.

Off-Balance Sheet Arrangements

As of December 31, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of December 31, 2013 and December 31, 2012, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of single-family fixed rate, hybrid adjustable rate and adjustable rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our Agency Securities as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss). We utilize a third-party pricing service to value our securities portfolio. The pricing service incorporates common market pricing methods including a spread measurement to the Treasury yield curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.

Security purchase and sale transactions, including purchase of when issued securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

Impairment of Assets: We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement, settlement through the same brokerage or clearing account and maturing on the same day. At December 31, 2013 and December 31, 2012, we did not have any reverse repurchase agreements outstanding.

Obligations to Return Securities Received as Collateral, at Fair Value: At certain times, we also sell to third-parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities as collateral at December 31, 2013 or December 31, 2012.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this report, including those set forth under the section captioned “Risk Factors;”

•
the impact of the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government and the Fed system;

•	the possible material adverse effect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;

•	mortgage loan modification programs and future legislative action;

•	the impact of the continued delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for mortgage securities;

•	inflation or deflation;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;

•	changes in our business and investment strategy;

•	our dependence on ARRM and ability to find a suitable replacement if ARRM were to terminate their management relationship with us;

•	the existence of conflicts of interest in our relationship with ARRM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	changes in personnel at ARRM or the availability of qualified personnel at ARRM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. As of December 31, 2013, all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2013 and December 31, 2012, assuming a static portfolio. It assumes that the spread between the interest rates on Agency Securities and long-term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of the manager based on ARRM’s judgment and experience.

As of December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	2.29%	(0.71)%
0.50%	0.01%	(0.44)%
(0.50)%	6.65%	0.54%
(1.00)%	5.35%	1.08%

As of December 31, 2012

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	4.90%	(0.99)%
0.50%	12.81%	(0.60)%
(0.50)%	(6.38)%	(1.31)%
(1.00)%	(41.89)%	(2.17)%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of “Accumulated other comprehensive income (loss)” that is included in the stockholders’ equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal and interest payments on our Agency Securities are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes to the Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year that ended on December 31, 2013. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013. That evaluation did not identify any changes during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2013. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992) when making this assessment.

Based on management’s assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

On February 25, 2014, the Company entered into a Third Amended and Restated Management Agreement with ARRM. The purpose of the Third Amended and Restated Management Agreement is to clarify, among other things, that (i) Gross Equity

Raised, as defined in Section 1.15 of the Third Amended and Restated Agreement, which is used to calculate ARRM's compensation, excludes: (a) the value of securities repurchased by the Company, and (b) dividends paid by the Company to the extent that such dividends are deemed a return of capital for tax purposes; (ii) a Corporate Event, as defined in Section 10.21 of the Third Amended and Restated Management Agreement, will be deemed a termination without cause, entitling ARRM to a termination fee, as described below, pursuant to Section 10.4 of the Third Amended and Restated Management Agreement, if such a Corporate Event occurs during the term of the Third Amended and Restated Management Agreement; and (iii) upon a termination of the Third Amended and Restated Management Agreement by us without cause, the Third Amended and Restated Management Agreement provides that we shall pay ARRM a termination fee equal to the greater of (a) the base management fee as calculated immediately prior to the effective date of the termination of the Third Amended and Restated Management Agreement pursuant to Section 10.2 of the Third Amended and Restated Management Agreement for the remainder of the then current term, or (b) three times the base management fee paid to ARRM in the preceding twelve-month period before such termination, calculated as of the effective date of the termination.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009)
3.2	Articles of amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 8, 2011)
3.3	Articles of amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on December 1, 2011)
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 6, 2012)
3.5
Articles Supplementary Classifying 6,000,000 shares of ARMOUR Residential REIT, Inc.'s preferred stock into additional shares of Series A Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 13, 2012)

3.6
Articles Supplementary Classifying 2,000,000 shares of ARMOUR Residential REIT, Inc.'s preferred stock into additional shares of Series A Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 27, 2012)

3.7	Articles of Amendment to the Charter of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.3 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)
3.8
Articles Supplementary of 7.875% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 12, 2013)

3.9	Amended Bylaws (Incorporated by reference to Exhibit 3.5 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009)
4.1	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.2
Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form 8-A (Reg. No. 001-34766) filed with the SEC on June 7, 2012)

4.3
Specimen 7.875% Series B Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on February 12, 2013)

10.1
ARMOUR Residential REIT, Inc. Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to ARMOUR's Registration Statement on Form S-8 filed with the SEC on July 22, 2011) †††

10.2
Second Amended and Restated Management Agreement, dated June 18, 2012, between ARMOUR and ARRM (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 22, 2012)

10.3	Third Amended and Restated Management Agreement, dated February 25, 2014, between ARMOUR and ARRM †
10.4
Sub-Management Agreement, dated November 6, 2009, by and between Staton Bell Blank Check LLC and ARMOUR Residential Management, LLC (Incorporated by reference to Exhibit 4.4 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009)

10.5
Distribution Agreement, dated February 18, 2011, by and among the Company, Ladenburg Thalmann & Co. Inc. and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 18, 2011)

10.6
Equity Distribution Agreement, dated October 11, 2011, by and among the Company, Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 12, 2011)

10.7
At Market Issuance Sales Agreement, dated July 13, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and MLV & Co. LLC.(Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 13, 2012)

10.8
Equity Distribution Agreement, dated July 27, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and Citadel Securities LLC.(Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 27, 2012)

12.1	Statement of computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARMOUR Residential REIT, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. and subsidiary (the "Company") as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 26, 2014

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$496,478	$771,282
Cash collateral posted	35,917	265,552
Agency Securities, available for sale, at fair value (including pledged securities of $13,832,482 and $18,578,690)	14,648,178	19,096,562
Receivable for unsettled sales	—	668,244
Derivatives, at fair value	508,988	5,367
Principal payments receivable	70	16,037
Accrued interest receivable	42,034	55,430
Prepaid and other assets	852	404
Total Assets	$15,732,517	$20,878,878

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$13,151,504	$18,366,095
Cash collateral held	387,845	—
Payable for unsettled purchases	159,159	—
Derivatives, at fair value	102,795	190,540
Accrued interest payable	6,629	10,064
Accounts payable and other accrued expenses	23,357	4,395
Dividends payable	—	9
Total Liabilities	$13,831,289	$18,571,103

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 shares and 2,006 shares issued and outstanding at December 31, 2013 and December 31, 2012	$2	$2
7.875% Series B Cumulative Preferred Stock; 5,650 shares and none issued and outstanding at December 31, 2013 and December 31, 2012	6	—
Common stock, $0.001 par value, 1,000,000 shares authorized, 357,613 shares and 309,013 shares issued and outstanding at December 31, 2013 and December 31, 2012	358	309
Additional paid-in capital	2,734,480	2,226,198
Accumulated deficit	(643,138)	(149,298)
Accumulated other comprehensive income (loss)	(190,480)	230,564
Total Stockholders’ Equity	$1,901,228	$2,307,775
Total Liabilities and Stockholders’ Equity	$15,732,517	$20,878,878

See notes to consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Interest income, net of amortization of premium on Agency Securities	$505,443	$388,994	$117,638
Interest expense	(83,218)	(61,195)	(11,856)
Net interest income	$422,225	$327,799	$105,782
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(593,498)	40,627	16,631
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss); no amounts remaining in Accumulated other comprehensive income (loss))	(401,541)	—	—
Gain on short sale of U.S. Treasury Securities	14,176	—	—
Other income	—	1,043	—
Subtotal	$(980,863)	41,670	16,631
Realized loss on derivatives (1)	(135,908)	(63,039)	(25,006)
Unrealized gain (loss) on derivatives	544,643	(58,774)	(97,087)
Subtotal	$408,735	$(121,813)	$(122,093)
Total Other Loss	$(572,128)	$(80,143)	$(105,462)
Expenses:
Management fee	28,141	19,459	6,858
Professional fees	3,311	2,009	1,387
Insurance	543	291	213
Compensation	3,047	1,838	543
Other	2,109	1,777	710
Total expenses	$37,151	$25,374	$9,711
Income (loss) before taxes	(187,054)	222,282	(9,391)
Income tax benefit (expense)	10	24	(51)
Net Income (Loss)	$(187,044)	$222,306	$(9,442)
Dividends declared on preferred stock	(14,213)	(1,964)	—
Net Income (Loss) available (related) to common stockholders	$(201,257)	$220,342	$(9,442)
Net income (loss) available (related) per share to common stockholders:
Basic	$(0.55)	$0.99	$(0.15)
Diluted	$(0.55)	$0.98	$(0.15)
Weighted average common shares outstanding:
Basic	362,830	223,627	61,421
Diluted	362,830	224,263	61,421

(1)  Interest expense related to our interest rate swap contracts is recorded in realized losses on derivatives on the consolidated statements of operations. For additional information, see Note 8 to the consolidated financial statements.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net Income (Loss)	$(187,044)	$222,306	$(9,442)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	593,498	(40,627)	(16,631)
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	401,541	—	—
Net unrealized gain (loss) on available for sale Agency Securities	(1,416,083)	222,443	69,608
Other comprehensive income (loss)	$(421,044)	$181,816	$52,977
Comprehensive Income (Loss)	$(608,088)	$404,122	$43,535

See notes to consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock												Common Stock
	Series A Shares		Series A Par Amount		Series A Additional Paid-In Capital		Series B Shares		Series B Par Amount		Series B Additional Paid-In Capital		Shares		Par Amount		Additional Paid-In Capital		Total Additional Paid-In Capital		Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)		Total
Balance January 1, 2011	—		—		—		—		—		—		16,442		16		116,748		116,748		(3,826)		(4,229)		108,709
Common dividends declared	—		—		—		—		—		—		—		—		—		—		(87,610)		—		(87,610)
Issuance of common stock, net	—		—		—		—		—		—		78,977		78		561,748		561,748		—		—		561,826
Stock based compensation, net of withholding requirements	—		—		—		—		—		—		18		1		145		145		—		—		146
Net loss	—		—		—		—		—		—		—		—		—		—		(9,442)		—		(9,442)
Other comprehensive income	—		—		—		—		—		—		—		—		—		—		—		52,977		52,977
Balance, December 31, 2011	—	—	—	—	—	—	—	—	$—	—	$—	—	95,437	—	$95	—	$678,641	—	$678,641	—	$(100,878)	—	$48,748		$626,606
Series A Preferred dividends declared	—		—		—		—		—		—		—		—		—		—		(1,964)		—		(1,964)
Common dividends declared	—		—		—		—		—		—		—		—		—		—		(268,762)		—		(268,762)
Issuance of Series A Preferred stock, net	2,006		2		48,792		—		—		—		—		—		—		48,792		—		—		48,794
Issuance of common stock, net	—		—		—		—		—		—		213,473		213		1,498,025		1,498,025		—		—		1,498,238
Stock based compensation, net of withholding requirements	—		—		—		—		—		—		103		1		740		740		—		—		741
Net income	—		—		—		—		—		—		—		—		—		—		222,306		—		222,306
Other comprehensive income	—		—		—		—		—		—		—		—		—		—		—		181,816		181,816
Balance, December 31, 2012	2,006	—	2	—	48,792	—	—	—	$—	—	$—	—	309,013	—	$309	—	$2,177,406	—	$2,226,198	—	$(149,298)	—	$230,564	—	$2,307,775
Series A Preferred dividends declared	—		—		—		—		—		—		—		—		—		—		(4,480)		—		(4,480)
Series B Preferred dividends declared	—		—		—		—		—		—		—		—		—		—		(9,733)		—		(9,733)
Common stock dividends declared	—		—		—		—		—		—		—		—		—		—		(292,583)		—		(292,583)
Issuance of Series A Preferred stock, net	175		—		4,380		—		—		—		—		—		—		4,380		—		—		4,380
Issuance of Series B Preferred stock, net	—		—		—		5,650		6		136,547		—		—		—		136,547		—		—		136,553
Issuance of common stock, net	—		—		—		—		—		—		65,067		65		438,517		438,517		—		—		438,582
Stock based compensation, net of withholding requirements	—		—		—		—		—		—		304		1		1,515		1,515		—		—		1,516
Common stock repurchased	—		—		—		—		—		—		(16,771)		(17)		(72,677)		(72,677)		—		—		(72,694)
Net loss	—		—		—		—		—		—		—		—		—		—		(187,044)		—		(187,044)
Other comprehensive loss	—		—		—		—		—		—		—		—		—		—		—		(421,044)		(421,044)
Balance, December 31, 2013	2,181	—	2	—	53,172	—	5,650	—	$6	—	$136,547	—	357,613	—	$358	—	$2,544,761	—	$2,734,480	—	$(643,138)	—	$(190,480)	—	$1,901,228
See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(187,044)	$222,306	$(9,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	157,645	123,896	34,807
Realized (gain) loss on sale of Agency Securities	593,498	(40,627)	(16,631)
Other than temporary impairment of Agency Securities	401,541	—	—
Gain on short sale of U.S. Treasury Securities	(14,176)	—	—
Stock based compensation	1,516	741	146
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	13,411	(36,855)	(14,744)
(Increase) decrease in prepaid and other assets	(448)	(236)	374
(Increase) decrease in derivatives, at fair value	(591,366)	63,446	119,145
Increase (decrease) in accrued interest payable	(3,435)	7,910	1,925
Increase (decrease) in accounts payable and other accrued expenses	(704)	3,100	2,492
Net cash provided by operating activities	$370,438	$343,681	$118,072
Cash Flows From Investing Activities:
Purchases of Agency Securities	(15,029,408)	(20,493,773)	(6,677,723)
Principal repayments of Agency Securities	3,135,502	2,629,142	834,947
Proceeds from sales of Agency Securities	15,611,917	3,853,612	1,245,438
Disbursements on reverse repurchase agreements	(11,239,305)	—	—
Receipts from reverse repurchase agreements	11,239,305	—	—
(Increase) decrease in cash collateral	617,480	(118,353)	(142,518)
Net cash provided by (used in) investing activities	$4,335,491	$(14,129,372)	$(4,739,856)
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	4,380	48,772	—
Issuance of Series B Preferred stock, net of expenses	136,553	—	—
Issuance of common stock, net of expenses	438,566	1,498,233	561,822
Proceeds from repurchase agreements	122,761,377	127,326,357	39,069,778
Principal repayments on repurchase agreements	(127,975,968)	(114,297,294)	(34,705,492)
Proceeds from sales of U.S. Treasury Securities	2,789,560	—	—
Purchases of U.S. Treasury Securities	(2,775,384)	—	—
Series A Preferred stock dividends paid	(4,480)	(1,964)	—
Series B Preferred stock dividends paid	(9,733)	—	—
Common stock dividends paid	(292,592)	(269,503)	(87,296)
Common stock repurchased	(53,012)	—	—
Net cash provided by (used in) financing activities	$(4,980,733)	$14,304,601	$4,838,812
Net increase (decrease) in cash	$(274,804)	$518,910	$217,028
Cash and cash equivalents - beginning of year	771,282	252,372	35,344
Cash and cash equivalents - end of year	$496,478	$771,282	$252,372
Supplemental Disclosure:

Cash paid during the period for interest	$226,549	$85,139	$9,024
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$—	$668,244	$382,931
Payable for unsettled purchases	$159,159	$—	$117,885
Net unrealized gain (loss) on available for sale Agency Securities	$(1,416,083)	$222,443	$69,608
Amounts receivable for issuance of preferred stock	$—	$22	$—
Amounts receivable for issuance of common stock	$16	$5	$4
Amounts payable for common stock repurchased	$(19,682)	$—	$—
Common dividends declared, to be paid in subsequent period	$—	$—	$643

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of Agency Securities (as defined below) and derivative instruments.

Note 2 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company. References to “Enterprise” are to Enterprise Acquisition Corp., which was a wholly-owned subsidiary of ARMOUR dissolved in December 2013.

We are an externally managed Maryland corporation organized in 2008, managed by ARRM (see Note 14, “Related Party Transactions” for additional discussion), an investment advisor registered with the Securities and Exchange Commission. We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). As of December 31, 2013 and December 31, 2012, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs (“Agency Debt”), U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). On December 1, 2011, our stockholders approved an amendment to our charter to alter our investment asset class restriction in response to potential changes in Agency Securities to include Non-Agency Securities as well as Agency Securities in our investment asset class restriction. While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we believe it is prudent for us to have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Cash Collateral Posted/Held

The following table presents information related to margin collateral posted (held) for Agency Securities, interest rate swap contracts and Eurodollar Futures Contracts (“Futures Contracts”) which are included in cash collateral on the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012.

December 31, 2013

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Agency Securities	$13,547	$(53,845)
Interest rate swap contracts	20,771	(334,000)
Futures Contracts	1,599	—
Totals	$35,917	$(387,845)
(1)  See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$261,364	$—
Futures Contracts	4,188	—
Totals	$265,552	$—
(1)  See Note 5, “Fair Value of Financial Instruments” for additional discussion.

Agency Securities, at Fair Value

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. As of December 31, 2013 and December 31, 2012, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities.

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
For the Year Ended December 31, 2013

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At December 31, 2013 and December 31, 2012, we did not have any reverse repurchase agreements outstanding.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third-parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities as collateral at December 31, 2013 or December 31, 2012.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our consolidated balance sheets. We have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our consolidated statements of operations. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

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

Preferred Stock

At December 31, 2013, we were authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Series A Cumulative Preferred Shares ("Series A Preferred Stock")

On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610,000 shares of the 50,000,000 authorized preferred stock as 8.250% Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000,000 shares of Series A Preferred Stock.  On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000,000 shares of Series A Preferred Stock. At December 31, 2013 there were 9,610,000 shares designated as Series A Preferred Stock.

We had 2,181,000 shares of Series A Preferred Stock issued and outstanding at December 31, 2013 and 2,006,000 shares of Series A Preferred Stock issued and outstanding at December 31, 2012. Our Series A Preferred Stock has a par value $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (”Series B Preferred Stock”)

On February 11, 2013, we filed with the Maryland State Department of Assessments and Taxation to designate 6,210,000 shares of the 50,000,000 authorized preferred stock as 7.875% Series B Preferred Stock with the powers, designations, preferences and other rights as set forth therein.

We had 5,650,000 shares of Series B Preferred Stock issued and outstanding at December 31, 2013 and none issued and outstanding at December 31, 2012. Our Series B Preferred Stock has a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock and Warrants

At December 31, 2013, we were authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 357,613,485 shares of common stock issued and outstanding at December 31, 2013 and 309,013,984 shares of common stock issued and outstanding at December 31, 2012. We had outstanding warrants whereby their holders had the right to purchase 32,500,000 shares of common stock at December 31, 2012. These warrants were exercisable at $11.00 per share and expired unexercised on November 7, 2013 in accordance with their original terms. The warrants were listed on the NYSE MKT LLC which determined that November 1, 2013, was the final trading day for the warrants.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Common Stock Repurchased

On December 17, 2012, we announced that our Board had authorized a stock repurchase program of up to $100.0 million of shares of our common stock outstanding (the “Repurchase Program”). Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. As of December 31, 2013, we repurchased 16,771,003 shares of our common stock under the Repurchase Program for an aggregate cost of $72.7 million. As of December 31, 2013, there was $27.3 million left under our Repurchase Program.

Revenue Recognition

Interest income is earned and recognized based on the unpaid principal amount of the Agency Securities and their contractual terms. Premiums and discounts associated with the purchase of Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Note 4 - Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, Balance Sheet (Topic 210). This update to ASU 2011-11 addressed implementation issues and applied to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance did not affect the presentation of Derivatives, at fair value on our consolidated balance sheets and therefore, did not affect our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, Comprehensive Income (Topic 220). This update to ASU 2011-12 addressed improving the reporting of reclassifications out of accumulated other comprehensive income by requiring reporting of the effect of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be classified in its entirety to net income. For amounts not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about these amounts. The update did not change the current requirements for reporting net income or other comprehensive income and resulted in additional disclosure but had no significant effect on our consolidated financial statements. The guidance was effective for reporting periods beginning after December 15, 2012 and was applied prospectively.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). Because we do not currently use hedge accounting for our derivative positions this addition to Topic 815 does not affect our consolidated financial statements.

Note 5 - Fair Value of Financial Instruments

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
For the Year Ended December 31, 2013

Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs - Prices determined using significant unobservable inputs. Unobservable inputs may be used in situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period). Unobservable inputs reflect management’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

The following describes the valuation methodologies used for our assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Any transfers between levels are assumed to occur at the beginning of the reporting period.

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

Agency Securities Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third-party pricing services and/or dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third-party pricing services or such data appears unreliable, we obtain valuations from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer quotes and comparisons to a third-party pricing model. Fair values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third-party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At December 31, 2013 and December 31, 2012, all of our Agency Security fair values were based solely on third-party pricing services and dealer quotes and therefore were classified as Level 2.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$—	$14,648,178	$—	$14,648,178
Derivatives	$—	$508,988	$—	$508,988
Liabilities at Fair Value:
Derivatives	$1,503	$101,292	$—	$102,795

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets at Fair Value:
Agency Securities, available for sale	$—	$19,096,562	$—	$19,096,562
Derivatives	$—	$5,367	$—	$5,367
Liabilities at Fair Value:
Derivatives	$3,919	$186,621	$—	$190,540

There were no transfers of assets or liabilities between Levels of the fair value hierarchy during the year ended December 31, 2012.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed as of December 31, 2013 and December 31, 2012.

	December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$496,478	$496,478	$496,478	$—	496,478	$—
Cash collateral posted	$35,917	$35,917	$—	$35,917	35,917	$—
Principal payments receivable	$70	$70	$—	$70	70	$—
Accrued interest receivable	$42,034	$42,034	$—	$42,034	42,034	$—
Financial Liabilities:
Repurchase agreements	$13,151,504	$13,151,504	$—	$13,151,504	13,151,504	$—
Cash collateral held	$387,845	$387,845	$—	$387,845	387,845	$—
Payable for unsettled purchases	$159,159	$159,159	$—	$159,159	159,159	$—
Accrued interest payable	$6,629	$6,629	$—	$6,629	6,629	$—

	December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Cash and cash equivalents	$771,282	$771,282	$771,282	$—	$—
Cash collateral posted	$265,552	$265,552	$—	$265,552	$—
Receivable for unsettled sales	$668,244	$668,244	$—	$668,244	$—
Principal payments receivable	$16,037	$16,037	$—	$16,037	$—
Accrued interest receivable	$55,430	$55,430	$—	$55,430	$—
Financial Liabilities:
Repurchase agreements	$18,366,095	$18,366,095	$—	$18,366,095	$—
Accrued interest payable	$10,064	$10,064	$—	$10,064	$—

Note 6 - Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income. As of December 31, 2013 and December 31, 2012, investments in Agency Securities accounted for 100% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses as of December 31, 2013 and December 31, 2012, to determine whether there was any an other than temporary impairment. The decline in value of our Agency Securities is solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs. The GSEs have a rating of AA+. As of those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. Anticipating portfolio repositioning sales in the first quarter of 2014 (see Note 16, "Subsequent Events" for additional discussion), we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

an other than temporary impairment. Accordingly, we recognized losses totaling $401.5 million in our 2013 consolidated statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6.8 billion as of December 31, 2013. We determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities. We previously determined that at December 31, 2012, there was no other than temporary impairment.

 As of December 31, 2013, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2013 are also presented below.

December 31, 2013	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(in thousands)
Principal Amount	$10,700,322	$3,627,871	$139,027	$14,467,220
Net unamortized premium	227,771	136,714	6,953	371,438
Amortized cost	$10,928,093	$3,764,585	$145,980	$14,838,658
Unrealized gains	3,512	2,684	1,152	7,348
Unrealized losses	(124,825)	(72,939)	(64)	(197,828)
Fair value	$10,806,780	$3,694,330	$147,068	$14,648,178

December 31, 2013	Adjustable and Hybrid Adjustable Rate	Fixed Rate	Total Agency Securities
	(in thousands)
Principal Amount	$208,216	$14,259,004	$14,467,220
Net unamortized premium	9,888	361,550	371,438
Amortized cost	$218,104	$14,620,554	$14,838,658
Unrealized gains	2,731	4,617	7,348
Unrealized losses	(141)	(197,687)	(197,828)
Fair value	$220,694	$14,427,484	$14,648,178

We apply trade date accounting. Included in the above tables are unsettled purchases with an aggregate cost of $159.2 million and estimated fair value of $158.8 million at December 31, 2013.

As of December 31, 2012, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2012 are also presented below.

December 31, 2012	Fannie Mae	Freddie Mac	Ginnie Mae	Total Agency Securities
	(in thousands)
Principal Amount	$12,328,493	$5,305,071	$292,434	$17,925,998
Net unamortized premium	641,833	284,739	13,428	940,000
Amortized cost	$12,970,326	$5,589,810	$305,862	$18,865,998
Unrealized gains	169,227	66,904	6,466	242,597
Unrealized losses	(9,815)	(2,170)	(48)	(12,033)
Fair value	$13,129,738	$5,654,544	$312,280	$19,096,562

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

December 31, 2012	Adjustable and Hybrid Adjustable Rate	Fixed Rate	Total Agency Securities
	(in thousands)
Principal Amount	$2,037,778	$15,888,220	$17,925,998
Net unamortized premium	84,255	855,745	940,000
Amortized cost	$2,122,033	$16,743,965	$18,865,998
Unrealized gains	36,758	205,839	242,597
Unrealized losses	(222)	(11,811)	(12,033)
Fair value	$2,158,569	$16,937,993	$19,096,562

We apply trade date accounting. We did not have unsettled purchases at December 31, 2012.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities as of December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
	(in thousands)
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$2	$2	$2,647	$2,593
Greater than or equal to one year and less than three years	20,289	20,127	8,618,862	8,476,157
Greater than or equal to three years and less than five years	3,809,418	3,837,530	9,681,538	9,592,001
Greater than or equal to five years	10,818,469	10,980,999	793,515	795,247
Total Agency Securities	$14,648,178	$14,838,658	$19,096,562	$18,865,998

We use a third-party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of December 31, 2013 and December 31, 2012 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2013 and December 31, 2012.

	Unrealized Loss Position For: (in thousands)
	Less than 12 months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013	$7,175,317	$(197,536)	$17,737	$(292)	$7,193,054	$(197,828)
December 31, 2012	$1,521,052	$(12,030)	$836	$(3)	$1,521,888	$(12,033)

During the years ended December 31, 2013, 2012 and 2011 we sold $15.0 billion, $4.1 billion, $1.6 billion of Agency Securities resulting in a realized (loss) gain of $(593.5) million, $40.6 million and $16.6 million, respectively. The $40.6 million in 2012 includes $1.1 million of losses due to the bankruptcy of a counterparty to a repurchase agreement. In addition, due to the bankruptcy we also recorded $1.0 million of other income resulting from the non-performance of the counterparty on the related repurchase agreement for the year ended December 31, 2012.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Note 7 - Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
	(in thousands)
Within 30 days	$3,990,434	$7,771,444
31 days to 60 days	7,098,298	7,840,268
61 days to 90 days	1,226,694	2,699,706
Greater than 90 days	836,078	54,677
Total	$13,151,504	$18,366,095

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Number of MRAs	35	33
Number of counterparties with repurchase agreements outstanding	27	26
Weighted average maturity in days	45	34
Weighted average contractual rate	0.42%	0.49%
Haircut for repurchase agreements (1)	5.0%	4.8%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

For the year ended December 31, 2013, we sold short $2.8 billion of U.S. Treasury Securities acquired under reverse repurchase agreements. We had purchases of $2.8 billion of U.S. Treasury Securities resulting in a gain of $14.2 million for the year ended December 31, 2013. During the years ended December 31, 2012 and December 31, 2011 we did not sell or purchase any U.S. Treasury Securities.

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
For the Year Ended December 31, 2013

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012.

December 31, 2013

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$10,220,000	$397,219	$(101,292)
Interest rate swaptions	5,750,000	111,769	—
Futures Contracts	55,000	—	(1,503)
Totals	$16,025,000	$508,988	$(102,795)
(1)  See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2012

	Notional Amount	Assets at Fair Value (1)	Liabilities at Fair Value (1)
	(in thousands)
Interest rate swap contracts	$8,670,000	$1,718	$(186,621)
Interest rate swaptions	1,050,000	3,649	—
Futures Contracts	102,000	—	(3,919)
Totals	$9,822,000	$5,367	$(190,540)
(1)  See Note 5, “Fair Value of Financial Instruments” for additional discussion.

We apply trade date accounting. We did not have unsettled purchases or sales of derivatives at December 31, 2013 or December 31, 2012.

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheets as of December 31, 2013.

December 31, 2013		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held (1)	Net Amount
	(in thousands)
Interest rate swap contracts	$397,219	$(101,292)	$(313,229)	$(17,302)
Interest rate swaptions	111,769	—	—	111,769
Totals	$508,988	$(101,292)	$(313,229)	$94,467
(1) This is net of $20.8 million of cash collateral posted and $334.0 million of cash collateral held.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

December 31, 2013		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(101,292)	$101,292	$—	$—
Futures Contracts	(1,503)	—	1,599	96
Totals	$(102,795)	$101,292	$1,599	$96

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheets as of December 31, 2012.

December 31, 2012		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held (1)	Net Amount
	(in thousands)
Interest rate swap contracts	$1,718	$(1,718)	$—	$—
Interest rate swaptions	3,649	—	—	$3,649
Totals	$5,367	$(1,718)	$—	$3,649

December 31, 2012		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
	(in thousands)
Interest rate swap contracts	$(186,621)	$1,718	$261,364	$76,461
Futures Contracts	(3,919)	—	4,188	269
Totals	$(190,540)	$1,718	$265,552	$76,730

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years presented.

		Income (Loss) Recognized (in thousands) For the Years Ended
Derivatives	Location on consolidated statements of operations	December 31, 2013	December 31, 2012	December 31, 2011
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$25,686	$—	$(239)
Interest income	Realized loss on derivatives	17,180	8,882	1,457
Interest expense	Realized loss on derivatives	(158,465)	(69,479)	(25,017)
Changes in fair value	Unrealized gain (loss) on derivatives	499,193	(39,278)	(94,428)
		$383,594	$(99,875)	$(118,227)
Interest rate swaptions:
Realized loss	Realized loss on derivatives	(17,778)	—	—
Changes in fair value	Unrealized gain (loss) on derivatives	43,034	(20,869)	—
		$25,256	$(20,869)	$—
Futures Contracts:
Realized loss	Realized loss on derivatives	(2,531)	(2,442)	(1,207)
Changes in fair value	Unrealized gain (loss) on derivatives	2,416	1,373	(2,659)
		$(115)	$(1,069)	$(3,866)
Totals		$408,735	$(121,813)	$(122,093)

Note 9 - Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement, (the “Management Agreement”), which was most recently amended on February 25, 2014. The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock reduces the amount of gross equity raised used to calculate the monthly management fee. As of December 31, 2013, the effective management fee was 1.026% based on gross equity raised. The ARRM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also obligated to reimburse certain expenses incurred by ARMOUR. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC (“SBBC”), ARRM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, SBBC has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to SBBC in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to SBBC for the three months preceding December 31, 2013 totaled $1.4 million. If the Sub-Management Agreement had been terminated on December 31, 2013, the payment due from ARMOUR would have been $35.4 million.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2013 and December 31, 2012.

We are not party to any pending, threatened or contemplated litigation

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Note 10 - Stock Based Compensation

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

On May 12, 2010, the Board allocated up to 250,000 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250,000 shares to 2,000,000 shares and the Plan was amended accordingly. During the year ended December 31, 2013, we awarded a total of 1,278,195 Restricted Shares to ARRM for its employees. Of these awards, 150,208 shares vesting in 2017 were awarded subject to stockholder approval by June 30, 2017 of an increase to the number of shares issuable under the Plan.

Transactions related to Restricted Shares for the years ended December 31, 2013 and December 31, 2012 are summarized below:

	December 31, 2013		December 31, 2012
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	628,367	$7.28	153,980	$7.91
Granted	1,127,987	6.78	655,524	7.13
Vested	(424,754)	7.13	(181,137)	7.29
Forfeited	(2,490)	7.69	—	—
Unvested Awards Outstanding end of period	1,329,110	$6.94	628,367	$7.28

As of December 31, 2013, there was approximately $7.1 million of unearned non-cash stock-based compensation related to the Awards (based on the December 31, 2013 stock price), that we expect to recognize as an expense over the remaining average service period of 2.8 years.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Note 11 - Stockholders’ Equity

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2013, 2012 and 2011.

December 31, 2013

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 30, 2013	$0.08	$24.8
February 15, 2013	February 27, 2013	$0.08	$24.8
March 15, 2013	March 27, 2013	$0.08	$30.2
April 15, 2013	April 29, 2013	$0.07	$26.3
May 15, 2013	May 30, 2013	$0.07	$26.3
June 14, 2013	June 27, 2013	$0.07	$26.1
July 15, 2013	July 30, 2013	$0.07	$26.1
August 15, 2013	August 29, 2013	$0.07	$26.1
September 16, 2013	September 27, 2013	$0.07	$26.1
October 15, 2013	October 28, 2013	$0.05	$18.6
November 15, 2013	November 27, 2013	$0.05	$18.6
December 16, 2013	December 27, 2013	$0.05	$18.6

December 31, 2012

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2012	January 30, 2012	$0.11	$11.6
February 15, 2012	February 28, 2012	$0.11	$15.3
March 15, 2012	March 29, 2012	$0.11	$19.9
April 16, 2012	April 27, 2012	$0.10	$17.8
May 15, 2012	May 30, 2012	$0.10	$18.1
June 15, 2012	June 28, 2012	$0.10	$18.6
July 16, 2012	July 30, 2012	$0.10	$23.5
August 15, 2012	August 30, 2012	$0.10	$30.0
September 14, 2012	September 27, 2012	$0.10	$31.0
October 15, 2012	October 30, 2012	$0.09	$27.9
November 15, 2012	November 29, 2012	$0.09	$27.9
December 14, 2012	December 28, 2012	$0.09	$27.9

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

December 31, 2011

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record (in millions)
January 15, 2011	January 28, 2011	$0.12	$2.0
February 15, 2011	February 25, 2011	$0.12	$3.9
March 15, 2011	March 30, 2011	$0.12	$3.9
April 15, 2011	April 28, 2011	$0.12	$5.9
May 15, 2011	May 27, 2011	$0.12	$5.9
June 15, 2011	June 29, 2011	$0.12	$8.3
July 15, 2011	July 28, 2011	$0.12	$9.1
August 15, 2011	August 30, 2011	$0.12	$9.1
September 15, 2011	September 29, 2011	$0.12	$10.1
October 15, 2011	October 28, 2011	$0.11	$9.4
November 15, 2011	November 29, 2011	$0.11	$9.4
December 15, 2011	December 29, 2011	$0.11	$10.3

The following table presents our Series A Preferred Stock dividend transactions for the year ended December 31, 2013 and December 31, 2012. There were no Series A Preferred Stock dividend transactions for the year ended December 31, 2011.

December 31, 2013

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record (in millions)
January 15, 2013	January 28, 2013	$0.17	$0.3576
February 15, 2013	February 26, 2013	$0.17	$0.3748
March 15, 2013	March 26, 2013	$0.17	$0.3748
April 15, 2013	April 29, 2013	$0.17	$0.3748
May 15, 2013	May 27, 2013	$0.17	$0.3748
June 14, 2013	June 27, 2013	$0.17	$0.3748
July 15, 2013	July 29, 2013	$0.17	$0.3748
August 15, 2013	August 27, 2013	$0.17	$0.3748
September 15, 2013	September 27, 2013	$0.17	$0.3748
October 15, 2013	October 28, 2013	$0.17	$0.3748
November 15, 2013	November 27, 2013	$0.17	$0.3748
December 15, 2013	December 27, 2013	$0.17	$0.3748

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

December 31, 2012

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record (in millions)
July 13, 2012 (1)	July 27, 2012	$0.29	$0.4011
August 15, 2012	August 27, 2012	$0.17	$0.2717
September 14, 2012	September 27, 2012	$0.17	$0.2915
October 15, 2012	October 29, 2012	$0.17	$0.3152
November 15, 2012	November 27, 2012	$0.17	$0.3395
December 14, 2012	December 27, 2012	$0.17	$0.3446
(1) This amount included $0.2 million paid to holders of record on July 13, 2012 for the period of June 7, 2012 through June 30, 2012.

The following table presents our Series B Preferred Stock dividend transactions for the year ended December 31, 2013. There were no Series B Preferred Stock dividend transactions for the years ended December 31, 2012 and 2011, respectively.

Record Date	Payment Date	Rate per Series B Preferred share	Aggregate amount paid to holders of record (in millions)
March 15, 2013	March 26, 2013	$0.25	$1.3905
April 15, 2013	April 29, 2013	$0.16	$0.9269
May 15, 2013	May 27, 2013	$0.16	$0.9269
June 14, 2013	June 27, 2013	$0.16	$0.9269
July 15, 2013	July 29, 2013	$0.16	$0.9269
August 15, 2013	August 27, 2013	$0.16	$0.9269
September 15, 2013	September 27, 2013	$0.16	$0.9269
October 15, 2013	October 28, 2013	$0.16	$0.9269
November 15, 2013	November 27, 2013	$0.16	$0.9269
December 15, 2013	December 27, 2013	$0.16	$0.9269

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2013, 2012 and 2011.

December 31, 2013

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Series A Preferred equity distribution agreements	January 2, 2013 to January 30, 2013	174,961	$25.51	(1)	$4.4
Common stock dividend reinvestment program	January 25, 2013 to December 27, 2013	66,841	$4.83	(1)	$0.2
Series B Preferred initial offering	February 12, 2013	5,650,000	$25.00		$136.6
Common stock follow-on public offering	February 20, 2013	65,000,000	$6.75		$438.4
(1)  Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

December 31, 2012

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 13, 2012	10,350,000	$6.80		$70.1
Follow-on public offering	February 8, 2012	29,900,000	$6.80		$203.0
Equity distribution agreement	February 29, 2012	1,287,570	$7.06		$8.9
Follow-on public offering	March 14, 2012	35,650,000	$6.72		$239.2
Issuance of Series A Preferred Stock	June 7, 2012	1,400,000	$25.00		$33.8
Follow-on public offering	July 13, 2012	46,000,000	$7.06		$324.5
Follow-on public offering	August 8, 2012	63,250,000	$7.30		$461.4
Common equity distribution agreements	January 18, 2012 to September 11, 2012	19,750,000	$7.14	(1)	$138.2
Preferred equity distribution agreements	July 16, 2012 to December 27, 2012	605,611	$25.54	(1)	$15.0
Dividend Reinvestment and Stock Purchase Plan	January 25, 2012 to December 28, 2012	7,286,404	$7.28	(1)	$52.9
(1)  Weighted average price

December 31, 2011

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds (in millions)
Follow-on public offering	January 26, 2011	6,900,000	$7.55		$49.0
Follow-on public offering	February 8, 2011	8,912,500	$7.60		$64.0
Equity distribution agreement	February 18, 2011 to September 30, 2011	5,212,430	$7.39	(1)	$37.5
Follow-on public offering	April 13, 2011	17,000,000	$7.40		$121.1
Follow-on public offering	June 6, 2011	18,400,000	$7.40		$131.0
Follow-on public offering	December 13, 2011	9,200,000	$6.80		$62.4
Dividend Reinvestment and Stock Purchase Plan	April 25, 2011 to December 29, 2011	13,352,181	$7.25	(1)	$96.8
 (1)  Weighted average price

Common Stock Repurchases

The following tables present our common stock repurchases for the year ended December 31, 2013. We did not have any common stock repurchases in the years ended December 31, 2012 and 2011.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Cost (in millions)
Repurchased common shares	May 15, 2013 to May 17, 2013	3,395,603	$5.94	(1)	$20.3
Repurchased common shares	December 11, 2013 to December 31, 2013	13,375,400	$3.89	(1)	$52.4
(1) Weighted average price

As of December 31, 2013, there was $27.3 million left under our Repurchase Program.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Note 12 – Income (Loss) per Common Share

The following table presents a reconciliation of the net income (loss) and the shares used in calculating basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011.

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Net Income (Loss)	$(187,044)	$222,306	$(9,442)
Less: Preferred dividends	(14,213)	(1,964)	—
Net Income (Loss) available (related) to common stockholders	$(201,257)	$220,342	$(9,442)

Weighted average common shares outstanding - basic	362,830	223,627	61,421
Add: Effect of dilutive non-vested restricted stock unit awards, assumed vested	—	636	—
Weighted average common shares outstanding - diluted	362,830	224,263	61,421

We had 32,500,000 warrants outstanding and considered anti-dilutive as their exercise price exceeded the average stock price for the year ended December 31, 2013 until their expiration on November 7, 2013 and for the years ended December 31, 2012 and 2011.

Note 13 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the years presented.

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
GAAP net income (loss)	$(187,044)	$222,306	$(9,442)
Book to tax differences:
Unrealized (gain) loss on derivatives	(544,643)	58,774	97,087
Other than temporary impairment of Agency Securities	401,541	—	—
Net capital losses	579,322	—	—
Amortization of deferred hedging costs	(2,030)	—	—
Realized loss on interest rate contracts	(6,716)	—	—
Other	18	94	76
Estimated taxable income	$240,448	$281,174	$87,721

The aggregate tax basis of our assets and liabilities is greater than our total Stockholders’ Equity at December 31, 2013 by approximately $146.2 million, or approximately $0.41 per common share (based on the 357,613,485 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $306.8 million, $271.5 million and $87.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our estimated REIT taxable income available to pay dividends was $240.4 million, $281.2 million and $87.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We carried

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

forward from the year ended December 31, 2012, undistributed REIT taxable income of $10.4 million. Our REIT taxable income and dividend requirements are determined on an annual basis. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 will be available to offset future capital gains realized through 2018.

We have elected to treat Enterprise as a taxable REIT subsidiary, which is a tax paying entity for income tax purposes and it is taxed separately from ARMOUR. Because Enterprise is inactive, its taxes are nominal.On December 27, 2013, Enterprise filed a Certificate of Dissolution with the Secretary of State of the State of Delaware to effectuate the dissolution of Enterprise. At the time of filing, Enterprise had no operations and its assets were nominal.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 14 - Related Party Transactions

We are externally managed by ARRM pursuant to the Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires on June 18, 2022 and is thereafter automatically renewed for an additional term of 5 years unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Under the terms of the Management Agreement, ARRM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ARRM is responsible for the following primary roles:

•	Advising us with respect to, arranging for and managing the acquisition, financing, management and disposition of, elements of our investment portfolio;

•	Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies;

•	Coordinating capital raising activities;

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

In accordance with the Management Agreement, we incurred $28.1 million, $19.5 million and $6.9 million respectively in management fees for the years ended December 31, 2013, 2012 and 2011.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR or its subsidiary other than the various overhead expenses specified in the terms of the Management Agreement. For the year ended December 31, 2013, we reimbursed ARRM $1.5 million for other expenses incurred on our behalf. We also reimbursed $1.1 million of compensation expense during the year ended December 31, 2013, related to Restricted Shares for ARRM employees (see Note 10, “Stock Based Compensation” for additional discussion). For the year ended December 31, 2012 we reimbursed ARRM $0.05 million for other expenses incurred on our behalf. For the year ended December 31, 2011, we did not reimburse ARRM for any expenses.

See Note 9, "Commitments and Contingencies" for discussion of the Sub-Management Agreement.

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
For the Year Ended December 31, 2013

borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

Note 16 – Subsequent Events

On January 27, 2014, cash dividends of $0.17 per outstanding share of Series A Preferred Stock, or $0.4 million in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $0.9 million in the aggregate,was paid to holders of record on January 15, 2014.

On January 30, 2014, a cash dividend of $0.05 per outstanding common share, or $17.9 million in the aggregate, was paid to holders of record on January 15, 2014.

Through February 25, 2014, we have sold $5.5 billion of our 25-year fixed rate and 30-year fixed rate Agency Securities, leaving $1.3 billion of 30-year fixed rate Agency Securities to be sold. We recovered approximately $69.4 million of other than temporary impairment loss recognized at December 31, 2013. For tax purposes, the sales generated capital losses of approximately $447.1 million, which will be available to offset future capital gains through 2019. Through February 25, 2014, we have purchased $3.7 billion of 15-year fixed-rate Agency Securities. These sales and purchases are intended to reduce the interest rate risk of our Agency Securities portfolio.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2013

Note 17- Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Interest income, net of premium amortization	$130,637	$141,159	$112,418	$121,229
Interest expense	(25,475)	(23,595)	(17,899)	(16,249)
Net interest income	$105,162	$117,564	$94,519	$104,980
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	18,514	20,876	(300,960)	(331,929)
Other than temporary impairment of Agency Securities	—	—	—	(401,541)
Gain on short sale of U.S. Treasury Securities	—	(21,078)	35,255	—
Realized loss on derivatives (1)	(29,053)	(38,858)	(37,262)	(30,735)
Unrealized gain (loss) on derivatives	16,301	412,183	(11,821)	127,980
Expenses	(8,634)	(9,302)	(9,684)	(9,531)
Income tax benefit (expense)	—	—	10	—
Net income (loss)	$102,290	$481,385	$(229,943)	$(540,776)
Dividends declared on preferred stock	(2,497)	(3,905)	(3,905)	(3,906)
Net income (loss) available (related) to common stockholders	$99,793	$477,480	$(233,848)	$(544,682)
Net income (loss) available (related) per share to common stockholders – Basic	0.30	1.28	(0.63)	(1.47)
Net income (loss) available (related) per share to common stockholders – Diluted	0.29	1.28	(0.63)	(1.47)
Dividends declared per common share	0.24	0.21	0.21	0.15
Weighted average common shares outstanding – Basic	337,935	372,591	370,818	369,543
Weighted average common shares outstanding – Diluted	339,722	374,135	372,256	369,543
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)
Interest income, net of premium amortization	$62,763	$86,204	$116,693	$123,334
Interest expense	(6,929)	(11,106)	(19,222)	(23,938)
Net interest income	55,834	75,098	97,471	99,396
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	6,316	(1,268)	15,062	20,517
Other income	—	1,043	—	—
Realized loss on derivatives (1)	(9,741)	(12,400)	(18,914)	(21,984)
Unrealized gain (loss) on derivatives	17,614	(70,394)	(31,486)	25,492
Expenses	(4,831)	(5,683)	(7,188)	(7,672)
Income tax benefit (expense)	32	(3)	(3)	(2)
Net income (loss)	$65,224	$(13,607)	$54,942	$115,747
Dividends declared on preferred stock	—	(160)	(804)	(1,000)
Net income (loss) available (related) to common stockholders	$65,224	$(13,767)	$54,138	$114,747
Net income (loss) available (related) per share to common stockholders – Basic	0.48	(0.08)	0.20	0.37
Net income (loss) available (related) per share to common stockholders – Diluted	0.48	(0.08)	0.20	0.37
Dividends declared per common share	0.33	0.30	0.30	0.27
Weighted average common share outstanding – Basic	134,903	180,773	269,325	309,005
Weighted average common share outstanding – Diluted	134,903	180,773	270,010	309,648
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2014	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of	February 26, 2014
Scott J. Ulm	Risk Management and Co-Vice Chairman (Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President,	February 26, 2014
Jeffrey J. Zimmer	Co-Vice Chairman and Secretary

/s/ James R. Mountain	Chief Financial Officer	February 26, 2014
James R. Mountain	(Principal Financial and Accounting Officer)

/s/ Daniel C. Staton	Chairman	February 25, 2014
Daniel C. Staton

/s/ Marc H. Bell	Director	February 25, 2014
Marc H. Bell

/s/ Thomas K. Guba	Director	February 26, 2014
Thomas K. Guba

/s/ Stewart J. Paperin	Director	February 25, 2014
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	February 25, 2014
John P. Hollihan, III

/s/ Robert C. Hain	Director	February 25, 2014
Robert C. Hain

/s/ Carolyn Downey	Director	February 25, 2014
Carolyn Downey