Form 10-Q
period 2014-03-31
Armour Residential REIT, Inc.
filed 2014-05-05
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
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

The number of outstanding shares of the Registrant’s common stock as of May 2, 2014 was 357,110,307.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc.
CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2014	December 31, 2013
Assets
Cash	$588,832	$496,478
Cash collateral posted	23,873	35,917
Agency Securities, available for sale, at fair value (including pledged securities of $15,711,007 and $13,832,482)	16,479,734	14,648,178
Receivable for unsettled sales (including pledged securities of $257,201 in 2014)	296,378	—
Derivatives, at fair value	310,370	508,988
Principal payments receivable	39	70
Accrued interest receivable	45,492	42,034
Prepaid and other assets	790	852
Total Assets	$17,745,508	$15,732,517
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$15,163,375	$13,151,504
Cash collateral held	238,852	387,845
Payable for unsettled purchases	382,833	159,159
Derivatives, at fair value	82,968	102,795
Accrued interest payable	6,041	6,629
Accounts payable and other accrued expenses	3,663	23,357
Dividends payable	2	—
Total Liabilities	$15,877,734	$13,831,289

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 and 2,181 issued and outstanding at March 31, 2014 and December 31, 2013	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 and 5,650 issued and outstanding at March 31, 2014 and December 31, 2013	6	6
Common stock, $0.001 par value, 1,000,000 shares authorized, 357,102 and 357,613 shares issued and outstanding at March 31, 2014 and December 31, 2013	357	358
Additional paid-in capital	2,732,269	2,734,480
Accumulated deficit	(720,676)	(643,138)
Accumulated other comprehensive loss	(144,184)	(190,480)
Total Stockholders’ Equity	$1,867,774	$1,901,228
Total Liabilities and Stockholders’ Equity	$17,745,508	$15,732,517

See notes to condensed financial statements.

ARMOUR Residential REIT, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarters Ended
	March 31, 2014	March 31, 2013
Interest income, net of amortization of premium on Agency Securities	$123,082	$130,637
Interest expense	(14,747)	(25,475)
Net interest income	$108,335	$105,162
Other Income (Loss):
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income (loss))	69,869	18,514
Subtotal	$69,869	$18,514
Realized loss on derivatives (1)	(11,739)	(29,053)
Unrealized gain (loss) on derivatives	(176,355)	16,301
Subtotal	$(188,094)	$(12,752)
Total Other Income (Loss)	$(118,225)	$5,762
Expenses:
Management fee	6,965	6,633
Professional fees	1,274	1,004
Insurance	184	78
Compensation	712	257
Other	753	662
Total expenses	$9,888	$8,634
Net Income (Loss)	$(19,778)	$102,290
Dividends declared on preferred stock	(3,905)	(2,497)
Net Income (Loss) available (related) to common stockholders	$(23,683)	$99,793
Net income (loss) available (related) per share to common stockholders (Note 11):
Basic	$(0.07)	$0.30
Diluted	$(0.07)	$0.29
Dividends declared per common share	$0.15	$0.24
Weighted average common shares outstanding:
Basic	357,496	337,935
Diluted	357,496	339,722
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed statements of operations. For additional information, see Note 7 to the condensed financial statements.

See notes to condensed financial statements.

ARMOUR Residential REIT, Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarters Ended
	March 31, 2014	March 31, 2013
Net Income (Loss)	$(19,778)	$102,290
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(69,869)	(18,514)
Net unrealized gain (loss) on available for sale Agency Securities	116,165	(180,055)
Other comprehensive income (loss)	$46,296	$(198,569)
Comprehensive Income (Loss)	$26,518	$(96,279)

See notes to condensed financial statements.

ARMOUR Residential REIT, Inc.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Total Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2014	2,181	$2	$53,172	5,650	$6	$136,547	357,613	$358	$2,544,761	$2,734,480	$(643,138)	$(190,480)	$1,901,228
Series A Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Series B Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(2,781)	—	(2,781)
Common stock dividends declared	—	—	—	—	—	—	—	—	—	—	(53,855)	—	(53,855)
Issuance of common stock, net	—	—	—	—	—	—	19	—	81	81	—	—	81
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	70	—	292	292	—	—	292
Common stock repurchased	—	—	—	—	—	—	(600)	(1)	(2,584)	(2,584)	—	—	(2,585)
Net loss	—	—	—	—	—	—	—	—	—	—	(19,778)	—	(19,778)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	46,296	46,296
Balance, March 31, 2014	2,181	$2	$53,172	5,650	$6	$136,547	357,102	$357	$2,542,550	$2,732,269	$(720,676)	$(144,184)	$1,867,774

See notes to condensed financial statements.

ARMOUR Residential REIT, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Quarters Ended
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(19,778)	$102,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	10,618	60,698
Realized gain on sale of Agency Securities	(69,869)	(18,514)
Stock based compensation	292	190
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(3,150)	(16,234)
(Increase) decrease in prepaid and other assets	68	(150)
(Increase) decrease in derivatives, at fair value	178,791	(32,582)
Increase (decrease) in accrued interest payable	(588)	238
Decrease in accounts payable and other accrued expenses	(19,694)	(970)
Net cash provided by operating activities	$76,690	$94,966
Cash Flows From Investing Activities:
Purchases of Agency Securities	(7,385,813)	(8,944,656)
Principal repayments of Agency Securities	307,214	1,208,551
Proceeds from sales of Agency Securities	5,279,609	701,476
(Increase) decrease in cash collateral	(136,949)	45,256
Net cash used in investing activities	$(1,935,939)	$(6,989,373)
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	—	4,381
Issuance of Series B Preferred stock, net of expenses	—	136,571
Issuance of common stock, net of expenses	75	438,481
Proceeds from repurchase agreements	23,322,303	42,366,300
Principal repayments on repurchase agreements	(21,310,432)	(35,903,781)
Series A Preferred stock dividends paid	(1,124)	(1,107)
Series B Preferred stock dividends paid	(2,781)	(1,390)
Common stock dividends paid	(53,853)	(79,829)
Common stock repurchased	(2,585)	—
Net cash provided by financing activities	$1,951,603	$6,959,626
Net increase in cash	92,354	65,219
Cash - beginning of period	496,478	771,282
Cash - end of period	$588,832	$836,501
Supplemental Disclosure:
Cash paid during the period for interest	$70,351	$55,254
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$296,378	$2,226,168
Payable for unsettled purchases	$382,833	$—
Net unrealized gain (loss) on available for sale Agency Securities	$116,165	$(180,055)
Amounts receivable for issuance of common stock	$6	$5
See notes to condensed financial statements

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 1001 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed financial statements include the valuation of Agency Securities (as defined below) and derivative instruments.

Note 2 – Organization and Nature of Business Operations

References to “we,” “us,” “our,” "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ARRM" are to ARMOUR Residential Management LLC, a Delaware limited liability company.

We are an externally managed Maryland corporation organized in 2008, managed by ARRM (see Note 13, “Related Party Transactions” for additional discussion), an investment advisor registered with the SEC. We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, "Non-Agency Securities"). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. As of March 31, 2014 and December 31, 2013, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

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

Note 3 – Summary of Significant Accounting Policies

Cash

Cash includes cash on deposit with financial institutions. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

Cash Collateral Posted/Held

Cash collateral posted (held) represents cash posted by us to counterparties or (held) by us from counterparties as collateral for our interest rate swap contracts, Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our Agency Securities.
Agency Securities, at Fair Value

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. As of March 31, 2014 and December 31, 2013, all of our Agency Securities were classified as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed statements of comprehensive income (loss).

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding during the quarters ended or at March 31, 2014 and March 31, 2013 or at December 31, 2013.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any reverse repurchase agreements outstanding during the quarters ended or at March 31, 2014 and March 31, 2013 or at December 31, 2013.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our condensed balance sheets. Since we have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our condensed statements of operations. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

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

Preferred Stock

At March 31, 2014, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610 shares of the 50,000 authorized preferred stock as 8.250% Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000 shares of Series A Preferred Stock. On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000 shares of Series A Preferred Stock. At March 31, 2014, there were 9,610 shares designated as Series A Preferred Stock.

We had 2,181 shares of Series A Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013. Our Series A Preferred Stock has a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

Series B Cumulative Preferred Shares (”Series B Preferred Stock”)

On February 11, 2013, we filed with the Maryland State Department of Assessments and Taxation to designate 6,210 shares of the 50,000 authorized preferred stock as 7.875% Series B Preferred Stock with the powers, designations, preferences and other rights as set forth therein.

We had 5,650 shares of Series B Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013. Our Series B Preferred Stock has a par value of $0.001 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

At March 31, 2014, we were authorized to issue up to 1,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 357,102 shares of common stock issued and outstanding at March 31, 2014 and 357,613 shares of common stock issued and outstanding at December 31, 2013.

Common Stock Repurchased

On December 17, 2012, we announced that our Board had authorized a stock repurchase program of up to $100,000 of shares of our common stock outstanding (the “Repurchase Program”). On March 5, 2014, our Board increased the authorization to 50,000 shares of our common stock outstanding. Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. For the quarter ended March 31, 2014, we repurchased 600 shares of our common stock under the Repurchase Program for an aggregate of $2,585. At March 31, 2014, there were 49,400 remaining shares authorized for repurchase under our Repurchase Program.

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

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

Note 4 – Fair Value of Financial Instruments

Our valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from third party sources, while unobservable inputs reflect management’s market assumptions. The Accounting Standards Codification Topic No. 820 “Fair Value Measurement” classifies these inputs into the following hierarchy:

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

Cash - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value. Our cash balances are classified as Level 1. Cash balances posted by us to counterparties or held by us from counterparties counterparties as collateral are classified as Level 2.

Agency Securities, Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At March 31, 2014 and December 31, 2013, all of our Agency Security fair values were based solely on third party pricing services and dealer quotes and therefore were classified as Level 2.

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

Derivative Transactions - Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and are classified as Level 1. The fair values of our interest rate swap contracts and interest rate swaptions are valued using third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing used to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$16,479,734	$—	$16,479,734
Derivatives	$—	$310,370	$—	$310,370
Liabilities at Fair Value:
Derivatives	$1,094	$81,874	$—	$82,968

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the quarter ended March 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets at Fair Value:
Agency Securities, available for sale	$—	$14,648,178	$—	$14,648,178
Derivatives	$—	$508,988	$—	$508,988
Liabilities at Fair Value:
Derivatives	$1,503	$101,292	$—	$102,795

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2013.

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed as of March 31, 2014 and December 31, 2013.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

	March 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$588,832	$588,832	$588,832	$—	$—
Cash collateral posted	$23,873	$23,873	$—	$23,873	$—
Receivable for unsettled sales	$296,378	$296,378	$—	$296,378	$—
Principal payments receivable	$39	$39	$—	$39	$—
Accrued interest receivable	$45,492	$45,492	$—	$45,492	$—
Financial Liabilities:
Repurchase agreements	$15,163,375	$15,163,375	$—	$15,163,375	$—
Cash collateral held	$238,852	$238,852	$—	$238,852	$—
Payable for unsettled purchases	$382,833	$382,833	$—	$382,833	$—
Accrued interest payable	$6,041	$6,041	$—	$6,041	$—

	December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$496,478	$496,478	$496,478	$—	$—
Cash collateral posted	$35,917	$35,917	$—	$35,917	$—
Principal payments receivable	$70	$70	$—	$70	$—
Accrued interest receivable	$42,034	$42,034	$—	$42,034	$—
Financial Liabilities:
Repurchase agreements	$13,151,504	$13,151,504	$—	$13,151,504	$—
Cash collateral held	$387,845	$387,845	$—	$387,845	$—
Payable for unsettled purchases	$159,159	$159,159	$—	$159,159	$—
Accrued interest payable	$6,629	$6,629	$—	$6,629	$—

Note 5 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). As of March 31, 2014 and December 31, 2013, investments in Agency Securities accounted for 100% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses as of March 31, 2014, March 31, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. As of March 31, 2014, March 31, 2013 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

impairment recognized for the quarters ended March 31, 2014 and March 31, 2013. At December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $401,500 in our 2013 statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6,800,000 as of December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

As of March 31, 2014, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of March 31, 2014 are also presented below. Our Agency Securities had a weighted average coupon of 3.42% as of March 31, 2014.

March 31, 2014	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$51,194	$(39)	$1,197	$52,352	0.32%
Multi-Family MBS	212,544	(624)	83	212,003	1.29%
10 Year Fixed	1,105	—	26	1,131	0.00%
15 Year Fixed	9,867,088	(42,801)	5,342	9,829,629	59.65%
20 Year Fixed	2,808,118	(72,300)	827	2,736,645	16.61%
30 Year Fixed	863,463	—	8,262	871,725	5.29%
Total Fannie Mae	$13,803,512	$(115,764)	$15,737	$13,703,485	83.16%

Freddie Mac
ARMs & Hybrids	16,888	(34)	458	17,312	0.11%
10 Year Fixed	368	(5)	2	365	0.00%
15 Year Fixed	282,343	(2,024)	1,414	281,733	1.71%
20 Year Fixed	2,047,929	(50,261)	1,909	1,999,577	12.13%
30 Year Fixed	337,873	—	3,180	341,053	2.07%
Total Freddie Mac	$2,685,401	$(52,324)	$6,963	$2,640,040	16.02%

Ginnie Mae
ARMs & Hybrids	134,588	(52)	1,233	135,769	0.82%
15 Year Fixed	417	—	23	440	0.00%
Total Ginnie Mae	$135,005	$(52)	$1,256	$136,209	0.82%
Total Agency Securities	$16,623,918	$(168,140)	$23,956	$16,479,734	100.00%

Included in the table above are unsettled purchases with an aggregate cost of $382,833 and estimated fair value of $381,109 at March 31, 2014.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

As of December 31, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities as of December 31, 2013 are also presented below. Our Agency Securities had a weighted average coupon of 3.52% as of December 31, 2013.

December 31, 2013	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs&Hybrids	$55,266	$(48)	$1,174	$56,392	0.40%
10 Year Fixed	1,144	—	25	1,169	0.01%
15 Year Fixed	2,556,986	(20,420)	2,257	2,538,823	17.33%
20 Year Fixed	2,876,743	(104,357)	56	2,772,442	18.93%
25 Year Fixed	207,946	—	—	207,946	1.42%
30 Year Fixed	5,230,008	—	—	5,230,008	35.70%
Total Fannie Mae	$10,928,093	$(124,825)	$3,512	$10,806,780	73.79%

Freddie Mac
ARMs&Hybrids	17,281	(29)	428	17,680	0.12%
10 Year Fixed	406	(6)	2	402	0.00%
15 Year Fixed	295,357	(3,287)	1,560	293,630	2.00%
20 Year Fixed	2,093,482	(69,617)	694	2,024,559	13.82%
25 Year Fixed	67,436	—	—	67,436	0.46%
30 Year Fixed	1,290,623	—	—	1,290,623	8.81%
Total Freddie Mac	$3,764,585	$(72,939)	$2,684	$3,694,330	25.21%

Ginnie Mae
ARMs&Hybrids	145,558	(64)	1,129	146,623	1.00%
15YrFixed	422	—	23	445	0.00%
Total Ginnie Mae	$145,980	$(64)	$1,152	$147,068	1.00%
Total Agency Securities	$14,838,658	$(197,828)	$7,348	$14,648,178	100.00%

We apply trade date accounting. Included in the table above are unsettled purchases with an aggregate cost of $159,159 and estimated fair value of $158,850 at December 31, 2013.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$1	$1	$2	$2
Greater than or equal to one year and less than three years	56,730	56,662	20,289	20,127
Greater than or equal to three years and less than five years	11,796,745	11,886,476	3,809,418	3,837,530
Greater than or equal to five years	4,626,258	4,680,779	10,818,469	10,980,999
Total Agency Securities	$16,479,734	$16,623,918	$14,648,178	$14,838,658

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities as of March 31, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014	$11,503,901	$(98,162)	$1,746,638	$(69,978)	$13,250,539	$(168,140)
December 31, 2013	$7,175,317	$(197,536)	$17,737	$(292)	$7,193,054	$(197,828)

During the quarter ended March 31, 2014, we sold $5,575,987 of Agency Securities to reposition our portfolio, which resulted in realized gains of $69,869. During the quarter ended March 31, 2013, we sold $2,281,616 of Agency Securities resulting in realized gains of $18,514.

Note 6 – Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$(6,112,258)	36.50%	$3,990,434	0.41%
31 days to 60 days	(6,006,880)	36.90%	7,098,298	0.41%
61 days to 90 days	(1,552,907)	35.80%	1,226,694	0.44%
Greater than 90 days	(1,491,330)	46.10%	836,078	0.43%
Total or Weighted Average	$(15,163,375)	37.50%	$13,151,504	0.42%

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Number of MRAs	37	35
Number of counterparties with repurchase agreements outstanding	29	27
Weighted average maturity in days	54	45
Haircut for repurchase agreements (1)	4.9%	5.0%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

We have 8 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 50.82% of our repurchase agreement borrowings outstanding at March 31, 2014.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

Note 7 – Derivatives

We enter into derivative transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions as well as purchasing or selling Futures Contracts. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Our derivatives are carried on our condensed balance sheets, as assets or as liabilities at their fair value. We do not designate our derivatives as cash flow hedges and as such, we recognize changes in the fair value of these derivatives through earnings.

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying condensed balance sheets as of March 31, 2014 and December 31, 2013.

March 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	11	1.59%	$305,000	—	$(4,545)
Interest rate swap contracts	13-24 Months	21	0.94%	2,325,000	—	(31,644)
Interest rate swap contracts	25-36 Months	27	1.63%	1,200,000	—	(45,685)
Interest rate swap contracts	37-48 Months	43	0.80%	650,000	6,578	—
Interest rate swap contracts	49-60 Months	0	0.00%	—	—	—
Interest rate swap contracts	61-72 Months	70	1.48%	300,000	9,646	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	103	1.79%	5,250,000	274,917	—
Interest rate swap contracts	109-120 Months	0	0.00%	—	—	—
Futures Contracts	0-21 Months	10	1.97%	55,000	—	(1,094)
Interest rate swaptions	60 Months	6	2.73%	4,000,000	14,044	—
Interest rate swaptions	120 Months	6	3.63%	1,250,000	5,185	—
Total or Weighted Average		46	1.99%	$15,335,000	$310,370	$(82,968)

(1)	See Note 4, “Fair Value of Financial Instruments” for additional discussion.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

December 31, 2013

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	2	1.14%	$200,000	—	$(2,089)
Interest rate swap contracts	13-24 Months	17	1.13%	920,000	—	(18,095)
Interest rate swap contracts	25-36 Months	28	1.23%	2,900,000	—	(81,108)
Interest rate swap contracts	37-48 Months	43	0.63%	350,000	2,614	—
Interest rate swap contracts	49-60 Months	49	1.00%	300,000	3,817	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	73	1.48%	300,000	11,112	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	103	1.47%	2,450,000	195,221	—
Interest rate swap contracts	109-120 Months	110	2.08%	2,800,000	184,456	—
Futures Contracts	0-21 Months	13	1.97%	55,000	—	(1,503)
Interest rate swaptions	60 Months	9	2.73%	4,000,000	35,937	—
Interest rate swaptions	120 Months	6	3.16%	1,750,000	75,831	—
Total or Weighted Average		47	1.98%	$16,025,000	$508,988	$(102,795)

(1)	See Note 4, “Fair Value of Financial Instruments” for additional discussion.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed balance sheet as of March 31, 2014.

March 31, 2014		Gross Amounts Not Offset in the Condensed Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Net Cash Collateral Held	Net Amount
Interest rate swap contracts	$291,140	$(81,874)	$(164,162)	$45,104
Interest rate swaptions	19,230	—	—	19,230
Totals	$310,370	$(81,874)	$(164,162)	$64,334

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

March 31, 2014		Gross Amounts Not Offset in the Condensed Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(81,874)	$81,874	$—	$—
Futures Contracts	(1,094)	—	1,159	65
Totals	$(82,968)	$81,874	$1,159	$65

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed balance sheets. Currently we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed balance sheet as of December 31, 2013.

December 31, 2013		Gross Amounts Not Offset in the Condensed Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$397,219	$(101,292)	$(313,229)	$(17,302)
Interest rate swaptions	111,769	—	—	111,769
Totals	$508,988	$(101,292)	$(313,229)	$94,467

December 31, 2013		Gross Amounts Not Offset in the Condensed Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(101,292)	$101,292	$—	$—
Futures Contracts	(1,503)	—	1,599	96
Totals	$(102,795)	$101,292	$1,599	$96

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed statements of operations for the quarters ended March 31, 2014 and March 31, 2013.

		Income (Loss) Recognized
		For the Quarters Ended
Derivatives	Location on condensed statements of operations	March 31, 2014	March 31, 2013
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$3,236	$4,099
Interest expense	Realized loss on derivatives	(37,852)	(32,501)
Changes in fair value	Unrealized gain (loss) on derivatives	(103,306)	16,953
		$(137,922)	$(11,449)
Interest rate swaptions:
Realized gain	Realized loss on derivatives	23,317	—
Changes in fair value	Unrealized gain (loss) on derivatives	(73,458)	(1,309)
		$(50,141)	$(1,309)
Futures Contracts:
Realized loss	Realized loss on derivatives	(440)	(651)
Changes in fair value	Unrealized gain (loss) on derivatives	409	657
		$(31)	$6
Totals		$(188,094)	$(12,752)

Note 8 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 13 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement (the “Management Agreement”), which was most recently amended on February 25, 2014. The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. As of March 31, 2014, the effective management fee was 1.026% based on gross equity raised. The ARRM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC (“SBBC”), ARRM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, SBBC has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to SBBC in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to SBBC for the three months preceding March 31, 2014 totaled $1,364. If the Sub-Management Agreement had been terminated on March 31, 2014, the payment due from ARMOUR would have been $33,609.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2014 and December 31, 2013.

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

On May 12, 2010, the Board allocated up to 250 shares to be available under the Plan. In considering such allocation, the Board considered the size of the Plan relative to our capital base and our current and potential future performance and capitalization. On July 18, 2011, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 250 shares to 2,000 shares and the Plan was amended accordingly. As of March 31, 2014, all 2,000 shares allocated to the Plan have been awarded. Of these awards, approximately 150 shares vesting in 2017 were awarded subject to stockholder approval by June 30, 2017 of an increase to the number of shares issuable under the Plan.

Transactions related to Restricted Shares for the quarter ended March 31, 2014 are summarized below:

	March 31, 2014
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	1,329	$6.94
Vested	(106)	$7.11
Unvested Awards Outstanding end of period	1,223	$6.94

As of March 31, 2014, there was approximately $5,332 of unvested non-cash stock based compensation related to the Awards (based on the March 31, 2014 stock price of $4.12 per share), that we expect to recognize as an expense over the remaining average service period of 2.6 years.

Note 10 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the quarter ended March 31, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.05	$17,954
February 14, 2014	February 27, 2014	$0.05	$17,954
March 17, 2014	March 28, 2014	$0.05	$17,945

The following table presents our Series A Preferred Stock dividend transactions for the quarter ended March 31, 2014.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.17	$375
February 15, 2014	February 27, 2014	$0.17	$375
March 15, 2014	March 27, 2014	$0.17	$375

The following table presents our Series B Preferred Stock dividend transactions for the quarter ended March 31, 2014.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.16	$927
February 15, 2014	February 27, 2014	$0.16	$927
March 15, 2014	March 27, 2014	$0.16	$927

Equity Capital Raising Activities

The following table presents our equity transactions for the quarter ended March 31, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds
Common stock dividend reinvestment program	January 27, 2014 through March 28, 2014	19	$4.16	(1)	$81

(1)	Weighted average price

Common Stock Repurchases

The following table presents our common stock repurchases for the quarter ended March 31, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Cost
Repurchased common shares	March 12, 2014 through March 14, 2014	600	4.31	(1)	$2,585

(1)	Weighted average price

Note 11 – Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters ended March 31, 2014 and March 31, 2013.

	For the Quarters Ended
	March 31, 2014	March 31, 2013
Net Income (loss)	$(19,778)	$102,290
Less: Preferred dividends	(3,905)	(2,497)
Net income (loss) available (related) to common stockholders	$(23,683)	$99,793

Weighted average common shares outstanding – basic	357,496	337,935
Add: Effect of dilutive non-vested restricted stock unit awards, assumed vested	—	1,787
Weighted average common shares outstanding – diluted	357,496	339,722

Note 12 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters ended March 31, 2014 and March 31, 2013.

	For the Quarters Ended
	March 31, 2014	March 31, 2013
GAAP net income (loss)	$(19,778)	$102,290
Book to tax differences:
Changes in derivatives	153,038	(16,301)
Gains on Agency Security Sales	(69,869)	—
Amortization of deferred hedging costs	293	—
Net premium amortization differences	(5,343)	—
Other	6	—
Estimated taxable income	$58,347	$85,989

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at March 31, 2014 by approximately $(125,680), or approximately $(0.35) per common share (based on the 357,102 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $57,758 for the quarter ended March 31, 2014. Our estimated REIT taxable income available to pay dividends was $58,347 for the quarter ended March 31, 2014. Realized losses on derivatives for the quarter ended March 31, 2014 include realized gains on swaptions of $23,317, which are amortized for tax purposes over the ten year terms of the referenced interest rate swap contract. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 and 2014 totaling $(579,322) and $(303,749) will be available to offset future capital gains realized through 2018 and 2019, respectively.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

ARMOUR Residential REIT, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(Unaudited)

Note 13 – Related Party Transactions

We are externally managed by ARRM pursuant to the Management Agreement. All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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

In accordance with the Management Agreement, we incurred $6,965 in management fees for the quarter ended March 31, 2014. For the quarter ended March 31, 2013, we incurred $6,633 in management fees.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter ended March 31, 2014, we reimbursed ARRM $460 for other expenses incurred on our behalf. We also reimbursed $234 of compensation expense during the quarter ended March 31, 2014 related to Restricted Shares for ARRM employees. For the quarter ended March 31, 2013, we reimbursed ARRM $396 for expenses incurred on our behalf and $371 for stock based compensation expense (see Note 9, “Stock Based Compensation” for additional discussion).

See Note 8, "Commitments and Contingencies" for discussion of the Sub-Management Agreement.

Note 14 – Interest Rate Risk

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

Note 15 – Subsequent Events

On April 28, 2014, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on April 15, 2014.

On April 29, 2014, a cash dividend of $0.05 per outstanding common share, or $17,924 in the aggregate, was paid to holders of record on April 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

Dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. The securities we invest in are issued or guaranteed by a GSE, such as Fannie Mae, the Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSE's, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. As of March 31, 2014 and December 31, 2013 Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

We are externally managed by ARRM, pursuant to the Management Agreement, which was most recently amended on February 25, 2014. ARRM is an investment advisor registered with the SEC. ARRM is also the external manager of JAVELIN, a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as the executive officers of JAVELIN.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of Agency Securities. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We identify and acquire Agency Securities, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market. Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of qualifying as a REIT under the Code and avoiding regulation as an investment company under the 1940 Act.

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our Agency Securities that are purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement (see Note 13 to the condensed financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears in an amount equal to 1/12th of 1% of gross equity raised until gross equity raised was $50.0 million. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion.The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. As of March 31, 2014, the effective management fee was 1.026% based on gross equity raised. ARRM is entitled to receive a monthly management fee regardless of the performance of our securities portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We incurred $6,965 and $6,633, respectively in management fees for the quarters ended March 31, 2014 and March 31, 2013.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter ended March 31, 2014, we reimbursed ARRM $460 for other expenses incurred on our behalf. We also reimbursed $234 of compensation expense during the quarter ended March 31, 2014 related to Restricted Shares for ARRM employees. For the quarter ended March 31, 2013, we reimbursed ARRM $396 for expenses incurred on our behalf and $371 for stock based compensation expense (see Note 9 to the condensed financial statements).

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and SBBC, ARRM is responsible for the payment of a monthly sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, SBBC has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to SBBC in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to SBBC for the three months preceding March 31, 2014 totaled $1,364. If the Sub-Management Agreement had been terminated on March 31, 2014, the payment due from ARMOUR would have been $33,609.

Market and Interest Rate Trends and the Effect on our Securities Portfolio

Developments at Fannie Mae and Freddie Mac

Payments of principal and interest on the Agency Securities in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying Agency Securities, Agency Securities historically have had high stability in value and been considered to present low credit risk.

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

In March 2011, the U.S. Treasury announced that it would begin the orderly wind down of Agency Securities it had purchased from Fannie Mae, Freddie Mac and Ginnie Mae to stabilize the housing market, with sales up to $10.0 billion per month, subject to market conditions.  We are unable to predict the timing or manner in which the U.S. Treasury or the Fed will liquidate their holdings or make further interventions in the Agency Securities markets, or what impact, if any, such action could have on the Agency Securities market, the Agency Securities we hold, our business, results of operations and financial condition.

On June 25, 2013, a bipartisan group of U.S. senators introduced a draft bill titled, "Housing Finance Reform and Taxpayer Protection Act of 2013" to the U.S. Senate, which would wind down Fannie Mae and Freddie Mac over a period of five years and replace the public securitization market used by the GSEs with a public-private alternative market. On July 11, 2013, members of the U.S. House Committee on Financial Services introduced a similar draft bill titled, "Protecting American Taxpayers and Homeowners Act" to the U.S. House of Representatives. While distinguishable in some respects from the Senate version, the House bill would also eliminate Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government guaranteed MBS.

In March 2014, a bipartisan group of U.S. senators led by members of the U.S. Senate Banking Committee announced that they had agreed on a bill to overhaul the nation’s housing finance system and eliminate Fannie Mae and Freddie Mac. The bill would replace Fannie Mae and Freddie Mac with a new federal regulator, called the Federal Mortgage Insurance Corporation, to provide guarantees for government mortgages and regulate the system. As the insurer of last resort, the Federal Mortgage Insurance Corporation would require 10% in private capital reserves. The guarantee, provided for a fee equivalent to 0.1% interest, would not kick in until the private reserves were exhausted. The bill would also set a minimum down payment of 5% for home buyers, except for first-time home buyers, who would instead be required to put down 3.5% for the mortgage to qualify for the guarantee.

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

U.S. Government Mortgage Related Securities Market Intervention

In September 2012, the Fed announced QE3, to purchase an additional $40.0 billion of Agency Securities per month until the unemployment rate and other economic indicators improved. QE3 plus its existing investment programs grew the Fed’s U.S. Treasury Securities and Agency Securities holdings by approximately $85.0 billion per month at least through the end of 2013.

At its January 29, 2014 and March 19, 2014 meetings, the Fed decided to trim its monthly Agency Securities purchases to $30.0 billion for February and March 2014, and $25.0 billion for April 2014, respectively, down from $40.0 billion in 2013. Longer term U.S. Treasury Securities purchases were trimmed at a pace of $35.0 billion for February and March 2014, and $30.0 billion for April 2014, respectively, down from $45.0 billion in 2013. These actions were to keep in place the Fed's highly accommodative stance of monetary policy. As part of that policy, the Fed announced at its March 2014 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and curbing inflation to 2%.

Reduced purchase levels by the Fed may result in lower overall demand and therefore lower prices for Agency Securities. Lower Agency Securities prices will reduce our book value and the amounts that we can borrow under repurchase agreements.

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

Certain programs initiated by the U.S. Government, through FHFA and FDIC, to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency Securities could be that such holders would experience changes in the anticipated yields of their Agency Securities due to (i) increased prepayment rates and/or (ii) lower interest and principal payments.

In March 2009, HAMP was introduced to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. HAMP is designed to help at risk homeowners, both those who are in default and those who are at imminent risk of default, by providing the borrower with affordable and sustainable monthly payments.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published Basel III. Under which, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the Group of Twenty Finance Ministers and Central Bank Governors in November 2010 and are subject to individual adoption by member nations, including the U.S.

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

On September 28, 2012, the FSA released the Wheatley Review. Some of our derivative positions use various maturities of U.S. dollar LIBOR. Our borrowings in the repurchase market have also historically tracked these LIBOR rates. The Wheatley Review found, among other things, that potential conflicts of interests coupled with insufficient oversight and accountability resulted in some reported LIBOR rates that did not reflect the true cost of inter-bank borrowings they were meant to represent.

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

In April 2013, all the recommendations of the Wheatley Review came into force through the Financial Services Act of 2012. In this new regulatory framework, the FCA and the PRA have replaced the FSA, the Bank of England has overall responsibility for financial stability, and a new FPC was created to assist the Bank in achieving its financial stability objective. Additionally, in September 2013, the European Commission proposed draft legislation that will enhance the robustness and reliability of benchmarks like LIBOR, facilitate the prevention and detection of their manipulation and clarify responsibility for and the supervision of benchmarks.

Our derivative and repurchase borrowings are conducted in U.S. dollars for maturities with historically deep and liquid markets. To date, implementation of the Wheatley Review recommendations have not had a material impact on the reported levels of LIBOR rates relevant to our derivative or repurchase borrowings.

On July 2, 2013, the Fed, in coordination with the FDIC and the OCC, approved a final rule that enhances bank regulatory capital requirements and implements certain elements of the Basel III capital reforms in the U.S. On July 9, 2013, the OCC approved the final rule and the FDIC approved the final rule as an interim rule. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised U.S. financial institutions. The final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and includes a minimum leverage ratio of 4.0% for all U.S. banking organizations. The final rule will continue to apply existing risk-based capital standards with respect to residential loans, including a 50.0% risk weight for safely underwritten first-lien mortgages that are not past due. "Advanced approaches banking organizations," those with $250.0 billion or more in total assets or $10.0 billion or more in foreign exposures, were required to comply with the final rule starting on January 1, 2014. Other banking organizations will be required to comply with the final rule starting January 1, 2015.

On July 9, 2013, the Fed, the FDIC, and the OCC proposed a rule to change the leverage ratio standards for the largest U.S. banking organizations. Under the proposed rule, bank-holding companies with more than $700.0 billion in consolidated total assets or $10.0 trillion in assets under custody would be required to maintain a Tier 1 capital leverage buffer of at least 5.0%, which is 2.0% above the minimum supplementary leverage ratio requirement of 3.0% adopted by these three agencies in their Basel III capital reform rules on July 2, 2013. In addition to the leverage buffer, the proposed rule would require insured depository institutions of such large bank-holding companies to meet a 6.0% supplementary leverage ratio to be considered "well capitalized." The proposed rule would apply starting January 1, 2018. Adoption of these rules may increase cost and reduce availability of repurchase funding provided by institutions subject to the rules.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate for the twelve month period from March 31, 2013 through March 31, 2014.

30-Day LIBOR vs. Effective Federal Funds Rate
0.35
0.3
0.25
0.2
0.15
0.1
0.05
0
March 31, 2013
April 30, 2013
May 31, 2013
June 30, 2013
July 31, 2013
August 31, 2013
September 30, 2013
October 31, 2013
November 30, 2013
December 31, 2013
January 31, 2014
February 28, 2014
March 31, 2014
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

Our primary source of income is the interest income we earn on our securities portfolio. Our net loss for the quarter ended March 31, 2014 related to common stockholders was $(23,683), or $(0.07) per basic and diluted weighted average common share. These results compare to net income of $99,793 available to common stockholders or $0.30 and $0.29 per basic and diluted weighted average common share, respectively, for the quarter ended March 31, 2013. The main factors for the difference between the quarter ended 2013 to the corresponding period in 2014, were the changes in value from our derivatives and increased management fees which were partially offset by gains on the sale of Agency Securities (which gains represent partial recovery of write-downs recorded in the fourth quarter of 2013).

As of March 31, 2014 and December 31, 2013, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.62% and 102.57%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 31, 2014	3.19%	1.37%	1.82%	0.41%
December 31, 2013	2.98%	1.38%	1.60%	0.43%
September 30, 2013	2.60%	1.36%	1.24%	0.41%
June 30, 2013	2.52%	1.14%	1.38%	0.43%
March 31, 2013	2.33%	0.98%	1.35%	0.46%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR for the quarterly periods presented.

Average Principal Repayment Rate Annualized
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014

During the quarters ended March 31, 2014 and March 31, 2013, we realized (losses) of $(11,739) and $(29,053) respectively related to our derivatives. We decreased our total interest rate swap contracts aggregate notional balance from $10,220,000 at December 31, 2013 to $10,030,000 at March 31, 2014. At March 31, 2014 and December 31, 2013, our interest rate swap contracts had a weighted average swap rate of 1.50% and a weighted average term of 67 months and 69 months. We decreased our total interest rate swaptions notional balance from $5,750,000 at December 31, 2013 to $5,250,000 at March 31, 2014. Our interest rate swaptions had an underlying weighted average swap rate of 2.94% and 2.86%, respectively, and a weighted average term of 6 months and 8 months, respectively, at March 31, 2014 and December 31, 2013. Our total Futures Contracts notional amount was $55,000 at December 31, 2013 and March 31, 2014. Our Futures Contracts had a weighted average swap equivalent rate of 1.97% and weighted average term of 10 months and 13 months as of March 31, 2014 and December 31, 2013. Unrealized gains (losses) on derivatives totaled $(176,355) and $16,301, respectively, during the quarters ended March 31, 2014 and March 31, 2013. The losses for the quarter ended March 31, 2014 were primarily the result of the decline in the benchmark 10 year U.S. Treasury interest rate. This resulted in unrealized (losses) of $(104,760) on our interest rate swap contracts with original tenors of 10 years and $(70,645) on our swaptions on 10 year interest rate swaps.

Net Interest Income

Our net interest income for the quarters ended March 31, 2014 and March 31, 2013 was $108,335 and $105,162, respectively. As of March 31, 2014 and December 31, 2013, our securities portfolio consisted of $16,479,734 and $14,648,178 of Agency Securities, respectively.

Gains and Losses on Sale of Agency Securities

During the quarter ended March 31, 2014, we sold $5,575,987 of Agency Securities to reposition our portfolio, which resulted in realized gains of $69,869 representing a partial recovery of prior quarter write-downs. During the quarter ended March 31, 2013, we sold $2,281,616 of Agency Securities resulting in realized gains of $18,514.

Other Than Temporary Impairment of Agency Securities

We evaluated our Agency Securities with unrealized losses as of March 31, 2014, March 31, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013, was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. As of March 31, 2014, March 31, 2013 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the quarters ended March 31, 2014 and March 31, 2013. At December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $401,500 in our 2013 statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6,800,000 as of December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the quarters ended March 31, 2014 and March 31, 2013, other comprehensive income (loss) totaled $46,296 and $(198,569), respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities. The increase in other comprehensive income for 2014 compared to 2013 resulted primarily from the increase in the size of our portfolio.

Expenses

Our total expenses for the quarter ended March 31, 2014 were $9,888 as compared to $8,634 for the quarter ended March 31, 2013. The increase in expenses from year to year is primarily due to two factors. The first factor is due to increased management fees. Our total management fee expense for the quarter ended March 31, 2014, was $6,965 compared to $6,633 for the quarter ended March 31, 2013. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate has generally declined over time. The second factor is an increase in professional fees and operating costs to support our current securities portfolio.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters ended March 31, 2014 and March 31, 2013.

	For the Quarters Ended
	March 31, 2014	March 31, 2013
GAAP net income (loss)	$(19,778)	$102,290
Book to tax differences:
Changes in derivatives	153,038	(16,301)
Gains on Agency Security Sales	(69,869)	—
Amortization of deferred hedging costs	293	—
Net premium amortization differences	(5,343)	—
Other	6	—
Estimated taxable income	$58,347	$85,989

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at March 31, 2014 by approximately $(125,680), or approximately $(0.35) per common share (based on the 357,102 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $57,758 for the quarter ended March 31, 2014. Our estimated REIT taxable income available to pay dividends was $58,347 for the quarter ended March 31, 2014. Realized losses on derivatives for the quarter ended March 31, 2014 include realized gains on swaptions of $23,317, which are amortized for tax purposes over the ten year terms of the referenced interest rate swap contract. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 and 2014 totaling $(579,322) and $(303,749) will be available to offset future capital gains realized through 2018 and 2019, respectively.

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

The tables below summarize certain characteristics of our Agency Securities as of March 31, 2014 and December 31, 2013.

March 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$193,505	$205,433	3.83%	16.83%	12	1.20%
Multi-Family MBS	205,929	212,003	3.58%	0.00%	117	1.30%
10 Year Fixed	1,396	1,496	5.34%	7.88%	99	0.00%
15 Year Fixed	9,721,809	10,111,803	3.29%	2.81%	173	61.20%
20 Year Fixed	4,601,203	4,736,221	3.53%	4.99%	214	29.00%
30 Year Fixed	1,165,640	1,212,778	4.00%	2.95%	352	7.30%
Total or Weighted Average	$15,889,482	$16,479,734	3.42%	3.68%	195	100.00%
(1) Weighted average for all prepayments during the quarter ended March 31, 2014, including prepayments related to Agency Securities purchased or sold during the quarter.

December 31, 2013

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$208,216	$220,693	3.95%	20.43%	16	1.40%
10 Year Fixed	1,469	1,572	5.35%	14.52%	101	0.00%
15 Year Fixed	2,713,689	2,832,899	3.46%	4.27%	170	18.80%
20 Year Fixed	4,709,297	4,797,001	3.53%	5.07%	217	32.60%
25 Year Fixed	276,765	275,382	3.52%	4.87%	279	1.90%
30 Year Fixed	6,557,784	6,520,631	3.53%	4.32%	345	45.30%
Total or Weighted Average	$14,467,220	$14,648,178	3.52%	4.83%	263	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2013, including prepayments related to Agency Securities purchased or sold during the quarter.

As of March 31, 2014, we had investment related receivables of $296,378 with respect to unsettled sales of Agency Securities and investment related payables of $382,833 with respect to unsettled purchases of Agency Securities. All investment related receivables and payables at March 31, 2014 were settled in April 2014. As of December 31, 2013, we had investment related payables of $159,159 with respect to unsettled purchases of Agency Securities. We did not have any investment related receivables at December 31, 2013.

Our net interest income (loss) is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our securities portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our securities portfolio and our hedging strategy.

As of March 31, 2014 and December 31, 2013, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 12 months and 16 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 29 of which we had done repurchase trades with as of March 31, 2014 and 27 of which we had done repurchases trades with as of December 31, 2013. We had outstanding balances under our repurchase agreements as of March 31, 2014 and December 31, 2013 of $15,163,375 and $13,151,504, respectively, consistent with the increase in our Agency Securities in our securities portfolio.

Derivative Instruments

We generally hedge our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. As of March 31, 2014 and December 31, 2013, the notional value of our derivatives was 95.47% and 110.69%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

Use of derivative instruments may fail to protect or could adversely affect us because, among other things:

•
available derivatives may not correspond directly with the interest rate risk for which protection is sought (e.g., the difference in interest rate movements for long-term U.S. Treasury Securities compared to Agency Securities);

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

As of March 31, 2014 and December 31, 2013, we had interest rate swap contracts with an aggregate notional balance of $10,030,000 and $10,220,000, respectively. As of March 31, 2014 and December 31, 2013, we had entered into interest rate swaptions with an aggregate notional balance of $5,250,000 and $5,750,000, respectively. In addition, as of March 31, 2014 and December 31, 2013, we had purchased or sold Futures Contracts with an aggregate notional balance of $55,000. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in some funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized net losses of $(188,094) and $(12,752) for the quarters ended March 31, 2014 and March 31, 2013, respectively, related to our derivatives. For the quarters ended March 31, 2014 and March 31, 2013, the net unrealized change in the fair value of our Agency Securities increased by $116,165, compared to an decrease of $(180,055), respectively.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps previously had. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

Liquidity and Capital Resources

During the quarter ended March 31, 2014, we issued 19 shares of common stock under our common stock DRIP and raised additional net proceeds of approximately $81. During the quarter ended March 31, 2014, we repurchased 600 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $2,585. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of the Management Agreement. However, pursuant to the Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

As of March 31, 2014, we financed our securities portfolio with approximately $15,163,375 of borrowings under repurchase agreements. Our leverage ratio as of March 31, 2014, was 8.12 to 1. As of March 31, 2014, our liquidity totaled $1,015,626, consisting of $588,832 of cash plus $426,794 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding during the quarters ended or at March 31, 2014 and March 31, 2013 or at December 31, 2013.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended March 31, 2014, we purchased $7,385,813 of Agency Securities using proceeds from repurchase agreements and principal repayments. During the quarter ended March 31, 2014, we received cash of $307,214 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $81 from common equity issuances under our common stock DRIP. We had a net cash increase from our repurchase agreements of $2,011,871 for the quarter ended March 31, 2014 and made cash interest payments of approximately $70,351 on our liabilities for the quarter ended March 31, 2014. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $12,044 of cash collateral posted with counterparties and decreased our liability by $148,993 for cash collateral held as of March 31, 2014.

We have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$(6,112,258)	36.50%	$3,990,434	0.41%
31 days to 60 days	(6,006,880)	36.90%	7,098,298	0.41%
61 days to 90 days	(1,552,907)	35.80%	1,226,694	0.44%
Greater than 90 days	(1,491,330)	46.10%	836,078	0.43%
Total	$(15,163,375)	37.50%	$13,151,504	0.42%

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Number of MRAs	37	35
Number of counterparties with repurchase agreements outstanding	29	27
Weighted average maturity in days	54	45
Haircut for repurchase agreements (1)	4.9%	5.0%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

We have 8 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 50.82% of our repurchase agreement borrowings outstanding at March 31, 2014.

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

Repurchase Agreements
$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
in millions
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
End of Month Balance

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2014 and December 31, 2013, our total net borrowings were approximately $15,163,375 and $13,151,504 (excluding accrued interest), respectively. As of March 31, 2014 and December 31, 2013 we had a leverage ratio of approximately 8.12:1 and 6.92:1, respectively.

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

Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the quarter ended March 31, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.05	$17,954
February 14, 2014	February 27, 2014	$0.05	$17,954
March 17, 2014	March 28, 2014	$0.05	$17,945

The following table presents our Series A Preferred Stock dividend transactions for the quarter ended March 31, 2014.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.17	$375
February 15, 2014	February 27, 2014	$0.17	$375
March 15, 2014	March 27, 2014	$0.17	$375

The following table presents our Series B Preferred Stock dividend transactions for the quarter ended March 31, 2014.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.16	$927
February 15, 2014	February 27, 2014	$0.16	$927
March 15, 2014	March 27, 2014	$0.16	$927

Equity Capital Raising Activities

The following table presents our equity transactions for the quarter ended March 31, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Proceeds
Common stock dividend reinvestment program	January 27, 2014 through March 28, 2014	19	$4.16	(1)	$81

(1)	Weighted average price

Common Stock repurchases

The following table presents our common stock repurchases for the quarter ended March 31, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price		Net Cost
Repurchased common shares	March 12, 2014 through March 14, 2014	600	4.31	(1)	$2,585

(1)	Weighted average price

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of March 31, 2014 and December 31, 2013, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair Value of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans. The authoritative literature requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our Agency Securities as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss). We utilize a third party pricing service to value our securities portfolio. The third party pricing service incorporates common market pricing methods including a spread measurement to the Treasury yield curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period and expected life of the security.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding during the quarters ended or at March 31, 2014 and March 31, 2013 or at December 31, 2013.

Obligations to Return Securities Received as Collateral, at Fair Value: At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities as collateral during the quarters ended or at March 31, 2014 and March 31, 2013 or at December 31, 2013.

Derivative Instruments: We recognize all derivatives as either assets or liabilities at fair value on our condensed balance sheets. We have not elected cash flow hedge accounting treatment as allowed by GAAP, all changes in the fair values of our derivatives are reflected in our statements of operations. Accordingly, our operating results may reflect greater volatility than otherwise would be the case, because gains or losses on derivatives may not be offset by changes in the fair value or cash flows of the transaction within the same accounting period or ever. Consequently, any declines in the fair value of our derivatives result in a charge to earnings. We will continue to designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income.

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

Subsequent Events

See Note 15 to the condensed financial statements.

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

GLOSSARY OF TERMS
“Agency Securities” means securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of adjustable rate, hybrid adjustable rate and fixed rate mortgage loans

"ARMs" means Adjustable Rate Mortgage backed securities

“Basel III” means “calibrated” capital standards for major banking institutions

“Board” means ARMOUR’s Board of Directors

“common stock DRIP” means the Company's dividend reinvestment and stock purchase plan

"CME" means the Chicago Mercantile Exchange

“Code” means the Internal Revenue Code

“CPR” means constant prepayment rate

“Fannie Mae” means the Federal National Mortgage Association

“FCA” means the Financial Conduct Authority

“FDIC” means the Federal Deposit Insurance Corporation

“Fed” means the U.S. Federal Reserve

“FHFA” means the Federal Housing Finance Agency

“FPC” means the Financial Policy Committee

“Freddie Mac” means the Federal Home Loan Mortgage Corporation

“FSA” means the United Kingdom Financial Services Authority

“Futures Contracts” means     Eurodollar Futures Contracts

“GAAP” means accounting principles generally accepted in the United States of America

“Ginnie Mae” means the Government National Mortgage Administration

“GSE” means U.S. Government Sponsored Entity. Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

“HAMP” means the Home Affordable Modification Program

“HARP” means the Home Affordable Refinance Program

“JAVELIN” means JAVELIN Mortgage Investment Corp.

“LIBOR” means the London Interbank Offered Rate

“Management Agreement” means the management agreement between ARR and ARRM whereby ARRM performs certain services for ARR in exchange for a specified fee

“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and "passes through" the principal and interest to the security holders on a pro rata basis.

“MRA” means master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.

“Non-Agency Securities” means securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency.

"OCC" means the Office of the Comptroller of the Currency

“PRA” means the Prudential Regulation Authority

“QE3” means the Fed's third quantitative easing program

“REIT” means Real Estate Investment Trust. A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or income property.

"Repurchase Program" means the Company's common stock repurchase program

“RMBS” means residential mortgage backed securities

“SEC” means the Securities and Exchange Commission

“SBBC” means Staton Bell Blank Check Company

“Sub-Management Agreement” means a Sub-Management Agreement between ARMOUR, ARRM and SBBC. ARRM is responsible for the payment of a monthly sub-management fee.

“1940 Act” means the Investment Company Act of 1940

“U.S.” means United States

“Wheatley Review” means the results of FSA's review of the process for setting LIBOR interest rate for various currencies and maturities

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. As of March 31, 2014, the substantially all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2014 and December 31, 2013, assuming a static securities portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of ARRM based on ARRM's judgment and experience.

As of March 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	1.13%	(0.57)%
0.50%	0.83%	(0.18)%
(0.50)%	7.78%	0.76%
(1.00)%	6.58%	1.15%

As of December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	2.29%	(0.71)%
0.50%	0.01%	(0.44)%
(0.50)%	6.65%	0.54%
(1.00)%	5.35%	1.08%

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static securities portfolio, we rebalance our securities portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the tables above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale assets. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of “Accumulated other comprehensive income (loss)” that is included in the stockholders’ equity section of our condensed balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our Agency Securities at an inopportune time when prices are depressed. The principal and interest payments on our Agency Securities are guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2014. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company is not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table presents information regarding our common stock repurchases made during the three months ended March 31, 2014 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
March 12, 2014 through March 25, 2014	600	$4.31	600	49,400
(1) All shares were repurchased pursuant to a stock repurchase program ("Repurchase Program") (see Note 3 to the condensed financial statements).
(2) Weighted average price.
(3) In December 2012, our Board authorized a Repurchase Program of up to $100,000 of our common stock outstanding. On March 5, 2014, our Board increased the authorization to 50,000 shares of our common stock outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2014	ARMOUR RESIDENTIAL REIT, INC.

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