Form 10-Q
period 2014-06-30
Armour Residential REIT, Inc.
filed 2014-07-31
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

The number of outstanding shares of the Registrant’s common stock as of July 30, 2014 was 357,192,562.

ARMOUR Residential REIT, Inc. and Subsidiary
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2014	December 31, 2013
Assets
Cash	$433,149	$496,478
Cash collateral posted	14,134	35,917
Agency Securities, available for sale, at fair value (including pledged securities of $16,284,466 and $13,832,482)	16,962,134	14,648,178
Derivatives, at fair value	169,877	508,988
Principal payments receivable	108	70
Accrued interest receivable	44,901	42,034
Prepaid and other assets	447	852
Total Assets	$17,624,750	$15,732,517
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net	$14,393,580	$13,151,504
Obligations to return securities received as collateral, at fair value	1,021,484	—
Cash collateral held	128,168	387,845
Payable for unsettled purchases	38,816	159,159
Derivatives, at fair value	70,472	102,795
Accrued interest payable- repurchase agreements	7,888	6,629
Accrued interest payable- U.S. Treasury Securities sold short	10,256	—
Accounts payable and other accrued expenses	3,203	23,357
Total Liabilities	$15,673,867	$13,831,289

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference) at June 30, 2014 and December 31, 2013	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference) at June 30, 2014 and December 31, 2013	6	6
Common stock, $0.001 par value, 1,000,000 shares authorized, 357,189 and 357,613 shares issued and outstanding at June 30, 2014 and December 31, 2013	357	358
Additional paid-in capital	2,732,647	2,734,480
Accumulated deficit	(848,544)	(643,138)
Accumulated other comprehensive income (loss)	66,415	(190,480)
Total Stockholders’ Equity	$1,950,883	$1,901,228
Total Liabilities and Stockholders’ Equity	$17,624,750	$15,732,517

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest income, net of amortization of premium on Agency Securities	$113,892	$141,159	$236,974	$271,797
Interest expense- repurchase agreements	(14,979)	(23,595)	(29,726)	(49,070)
Interest expense- U.S. Treasury Securities sold short	(4,263)	—	(4,263)	—
Net interest income	$94,650	$117,564	$202,985	$222,727
Other Income (Loss):
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income (loss))	11,167	20,876	81,036	39,390
Realized gain on short sale of U.S. Treasury Securities	—	639	—	639
Unrealized loss on U.S. Treasury Securities sold short	(15,781)	(21,717)	(15,781)	(21,717)
Subtotal	$(4,614)	$(202)	$65,255	$18,312
Realized loss on derivatives (1)	(34,498)	(38,858)	(46,236)	(67,911)
Unrealized gain (loss) on derivatives	(116,273)	412,183	(292,629)	428,484
Subtotal	$(150,771)	$373,325	$(338,865)	$360,573
Total Other Income (Loss)	$(155,385)	$373,123	$(273,610)	$378,885
Expenses:
Management fee	6,964	7,869	13,929	14,502
Professional fees	901	522	2,175	1,526
Insurance	186	90	369	168
Compensation	734	257	1,446	514
Other	670	564	1,424	1,227
Total expenses	$9,455	$9,302	$19,343	$17,937
Income (loss) before taxes	(70,190)	481,385	(89,968)	583,675
Income tax benefit (expense)	—	—	—	—
Net Income (Loss)	$(70,190)	$481,385	$(89,968)	$583,675
Dividends declared on preferred stock	(3,905)	(3,905)	(7,812)	(6,403)
Net Income (Loss) available (related) to common stockholders	$(74,095)	$477,480	$(97,780)	$577,272
Net income (loss) available (related) per share to common stockholders (Note 12):
Basic	$(0.21)	$1.28	$(0.27)	$1.62
Diluted	$(0.21)	$1.28	$(0.27)	$1.62
Dividends declared per common share	$0.15	$0.21	$0.30	$0.45
Weighted average common shares outstanding:
Basic	357,111	372,591	357,302	355,359
Diluted	357,111	374,135	357,302	356,897
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income (Loss)	$(70,190)	$481,385	$(89,968)	$583,675
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(11,167)	(20,876)	(81,036)	(39,390)
Net unrealized gain (loss) on available for sale Agency Securities	221,767	(851,155)	337,931	(1,031,210)
Other comprehensive income (loss)	$210,600	$(872,031)	$256,895	$(1,070,600)
Comprehensive Income (Loss)	$140,410	$(390,646)	$166,927	$(486,925)

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2014	2,181	$2	$53,172	5,650	$6	$136,547	357,613	$358	$2,544,761	$2,734,480	$(643,138)	$(190,480)	$1,901,228
Series A Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(2,250)	—	(2,250)
Series B Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(5,562)	—	(5,562)
Common stock dividends declared	—	—	—	—	—	—	—	—	—	—	(107,626)	—	(107,626)
Issuance of common stock, net	—	—	—	—	—	—	37	—	154	154	—	—	154
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	139	—	597	597	—	—	597
Common stock repurchased	—	—	—	—	—	—	(600)	(1)	(2,584)	(2,584)	—	—	(2,585)
Net loss	—	—	—	—	—	—	—	—	—	—	(89,968)	—	(89,968)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	256,895	256,895
Balance, June 30, 2014	2,181	$2	$53,172	5,650	$6	$136,547	357,189	$357	$2,542,928	$2,732,647	$(848,544)	$66,415	$1,950,883

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(89,968)	$583,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	30,668	107,649
Realized gain on sale of Agency Securities	(81,036)	(39,390)
(Gain) Loss on short sale of U.S. Treasury Securities	15,781	(639)
Stock based compensation	597	604
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(2,867)	(8,082)
(Increase) decrease in prepaid and other assets	424	(744)
(Increase) decrease in derivatives, at fair value	306,788	(427,989)
Increase in accrued interest payable- repurchase agreements	1,259	21
Increase in accrued interest payable- U.S. Treasury Securities sold short	4,254	—
Decrease in accounts payable and other accrued expenses	(20,154)	(1,158)
Net cash provided by operating activities	$165,746	$213,947
Cash Flows From Investing Activities:
Purchases of Agency Securities	(9,640,164)	(11,708,449)
Principal repayments of Agency Securities	733,237	2,154,730
Proceeds from sales of Agency Securities	6,779,853	5,514,294
Disbursements on reverse repurchase agreements	(3,080,908)	(7,712,796)
Receipts from reverse repurchase agreements	2,052,247	5,834,000
(Increase) decrease in cash collateral	(237,894)	188,810
Net cash used in investing activities	$(3,393,629)	$(5,729,411)
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	—	4,380
Issuance of Series B Preferred stock, net of expenses	—	136,553
Issuance of common stock, net of expenses	135	438,406
Proceeds from repurchase agreements	43,073,379	79,296,965
Principal repayments on repurchase agreements	(40,802,642)	(76,020,640)
Proceeds from short sales of U.S. Treasury Securities	1,011,705	2,811,277
Purchases of U.S. Treasury Securities	—	(934,701)
Series A Preferred stock dividends paid	(2,250)	(2,232)
Series B Preferred stock dividends paid	(5,562)	(4,171)
Common stock dividends paid	(107,626)	(158,543)
Common stock repurchased	(2,585)	(20,260)
Net cash provided by financing activities	$3,164,554	$5,547,034
Net increase in cash	(63,329)	31,570
Cash - beginning of period	496,478	771,282
Cash - end of period	$433,149	$802,852
Supplemental Disclosure:
Cash paid during the period for interest	$101,956	$103,563
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$—	$66,992
Payable for unsettled purchases	$38,816	$—
Net unrealized gain (loss) on available for sale Agency Securities	$337,931	$(1,031,210)
Amounts receivable for issuance of common stock	$19	$5
See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

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

We are an externally managed Maryland corporation organized in 2008, managed by ARRM, an investment advisor registered with the SEC (see Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, "Non-Agency Securities"). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At June 30, 2014 and December 31, 2013, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

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
(in thousands, except per share amounts)
(Unaudited)

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

Cash Collateral Posted/Held

Cash collateral posted or held represents cash posted by us to counterparties or held by us from counterparties as collateral for our interest rate swap contracts, Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our Agency Securities.
Agency Securities, at Fair Value

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. At June 30, 2014 and December 31, 2013, all of our Agency Securities were classified as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

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

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on Agency Securities. Accrued interest payable includes interest payable on our repurchase agreements and U.S. Treasury Securities sold short.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our condensed consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our condensed consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses do not affect our distributable net taxable income.

Preferred Stock

At June 30, 2014, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610 shares of the 50,000 authorized preferred stock as 8.250% Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000 shares of Series A Preferred Stock. On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000 shares of Series A Preferred Stock. At June 30, 2014, there were 9,610 shares designated as Series A Preferred Stock.

At June 30, 2014 and December 31, 2013, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. At June 30, 2014 and December 31, 2013, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

On February 11, 2013, we filed with the Maryland State Department of Assessments and Taxation to designate 6,210 shares of the 50,000 authorized preferred stock as 7.875% Series B Preferred Stock with the powers, designations, preferences and other rights as set forth therein.

At June 30, 2014 and December 31, 2013, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. At June 30, 2014 and December 31, 2013, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

At June 30, 2014, we were authorized to issue up to 1,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 357,189 shares of common stock issued and outstanding at June 30, 2014 and 357,613 shares of common stock issued and outstanding at December 31, 2013.

Common Stock Repurchased

On December 17, 2012, we announced that our Board had authorized a stock repurchase program of up to $100,000 of shares of our common stock outstanding (the “Repurchase Program”). On March 5, 2014, our Board increased the authorization to 50,000 shares of our common stock outstanding. Under the Repurchase Program shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. For the six months ended June 30, 2014, we repurchased 600 shares of our common stock under the Repurchase Program for an aggregate of $2,585. At June 30, 2014, there were 49,400 remaining shares authorized for repurchase under our Repurchase Program.

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

Note 4 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financing, and Disclosures, Transfers and Servicing (Topic 860). We do not have repurchase-to-maturity transactions or repurchase financing arrangements of the type covered by ASU 2014-11, therefore this change will not affect our consolidated financial statements. The amendment also requires certain additional disclosures about repurchase agreements beginning in the second quarter of 2015.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

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

Cash - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value. Our cash balances are classified as Level 1. Cash balances posted by us to counterparties or held by us from counterparties as collateral are classified as Level 2.

Agency Securities, Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing methods used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At June 30, 2014 and December 31, 2013, all of our Agency Security fair values were based solely on third party pricing services and dealer quotes and therefore were classified as Level 2.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$16,962,134	$—	$16,962,134
Derivatives	$—	$169,877	$—	$169,877
Liabilities at Fair Value:
Derivatives	$639	$69,833	$—	$70,472

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets at Fair Value:
Agency Securities, available for sale	$—	$14,648,178	$—	$14,648,178
Derivatives	$—	$508,988	$—	$508,988
Liabilities at Fair Value:
Derivatives	$1,503	$101,292	$—	$102,795

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2013.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at June 30, 2014 and December 31, 2013.

June 30, 2014			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$433,149	$433,149	$433,149	$—	$—
Cash collateral posted	$14,134	$14,134	$—	$14,134	$—
Principal payments receivable	$108	$108	$—	$108	$—
Accrued interest receivable	$44,901	$44,901	$—	$44,901	$—
Financial Liabilities:
Repurchase agreements, net	$14,393,580	$14,393,580	$—	$14,393,580	$—
Obligations to return securities received as collateral	$1,021,484	$1,021,484	$—	$1,021,484	$—
Cash collateral held	$128,168	$128,168	$—	$128,168	$—
Payable for unsettled purchases	$38,816	$38,816	$—	$38,816	$—
Accrued interest payable- repurchase agreements	$7,888	$7,888	$—	$7,888	$—
Accrued interest payable- U.S. Treasury Securities sold short	$10,256	$10,256	$—	$10,256	$—

December 31, 2013			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$496,478	$496,478	$496,478	$—	$—
Cash collateral posted	$35,917	$35,917	$—	$35,917	$—
Principal payments receivable	$70	$70	$—	$70	$—
Accrued interest receivable	$42,034	$42,034	$—	$42,034	$—
Financial Liabilities:
Repurchase agreements, net	$13,151,504	$13,151,504	$—	$13,151,504	$—
Cash collateral held	$387,845	$387,845	$—	$387,845	$—
Payable for unsettled purchases	$159,159	$159,159	$—	$159,159	$—
Accrued interest payable- repurchase agreements	$6,629	$6,629	$—	$6,629	$—

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At June 30, 2014 and December 31, 2013, investments in Agency Securities accounted for 100% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at June 30, 2014, June 30, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At June 30, 2014, June 30, 2013 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the quarter and six months ended June 30, 2014 and June 30, 2013. At December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $401,500 in our 2013 statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6,800,000 at December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

At June 30, 2014, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at June 30, 2014 are also presented below. Our Agency Securities had a weighted average coupon of 3.34% at June 30, 2014.

June 30, 2014	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$46,089	$(323)	$759	$46,525	0.27%
Multi-Family MBS	480,190	(229)	5,767	485,728	2.86
10 Year Fixed	4,295	(1)	213	4,507	0.03
15 Year Fixed	11,199,040	(257)	89,570	11,288,353	66.55
20 Year Fixed	2,744,651	(28,988)	12,597	2,728,260	16.08
Total Fannie Mae	$14,474,265	$(29,798)	$108,906	$14,553,373	85.79%

Freddie Mac
ARMs & Hybrids	16,247	(74)	342	16,515	0.10
10 Year Fixed	328	(5)	4	327	0.00
15 Year Fixed	270,249	(596)	2,776	272,429	1.61
20 Year Fixed	2,011,474	(22,940)	7,185	1,995,719	11.77
Total Freddie Mac	$2,298,298	$(23,615)	$10,307	$2,284,990	13.48%

Ginnie Mae
ARMs & Hybrids	122,746	(351)	939	123,334	0.73
15 Year Fixed	410	—	27	437	0.00
Total Ginnie Mae	$123,156	$(351)	$966	$123,771	0.73%
Total Agency Securities	$16,895,719	$(53,764)	$120,179	$16,962,134	100.00%

Included in the table above are unsettled purchases with an aggregate cost of $38,816 and estimated fair value of $38,847 at June 30, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

At December 31, 2013, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2013 are also presented below. Our Agency Securities had a weighted average coupon of 3.52% at December 31, 2013.

December 31, 2013	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs&Hybrids	$55,266	$(48)	$1,174	$56,392	0.40%
10 Year Fixed	1,144	—	25	1,169	0.01
15 Year Fixed	2,556,986	(20,420)	2,257	2,538,823	17.33
20 Year Fixed	2,876,743	(104,357)	56	2,772,442	18.93
25 Year Fixed	207,946	—	—	207,946	1.42
30 Year Fixed	5,230,008	—	—	5,230,008	35.70
Total Fannie Mae	$10,928,093	$(124,825)	$3,512	$10,806,780	73.79%

Freddie Mac
ARMs&Hybrids	17,281	(29)	428	17,680	0.12
10 Year Fixed	406	(6)	2	402	0.00
15 Year Fixed	295,357	(3,287)	1,560	293,630	2.00
20 Year Fixed	2,093,482	(69,617)	694	2,024,559	13.82
25 Year Fixed	67,436	—	—	67,436	0.46
30 Year Fixed	1,290,623	—	—	1,290,623	8.81
Total Freddie Mac	$3,764,585	$(72,939)	$2,684	$3,694,330	25.21%

Ginnie Mae
ARMs&Hybrids	145,558	(64)	1,129	146,623	1.00
15YrFixed	422	—	23	445	0.00
Total Ginnie Mae	$145,980	$(64)	$1,152	$147,068	1.00%
Total Agency Securities	$14,838,658	$(197,828)	$7,348	$14,648,178	100.00%

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

The following table summarizes the weighted average lives of our Agency Securities at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$2	$2
Greater than or equal to one year and less than three years	2,148,650	2,133,709	20,289	20,127
Greater than or equal to three years and less than five years	13,990,697	13,940,498	3,809,418	3,837,530
Greater than or equal to five years	822,787	821,512	10,818,469	10,980,999
Total Agency Securities	$16,962,134	$16,895,719	$14,648,178	$14,838,658

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at June 30, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	$258,307	$(999)	$3,331,685	$(52,765)	$3,589,992	$(53,764)
December 31, 2013	$7,175,317	$(197,536)	$17,737	$(292)	$7,193,054	$(197,828)

During the quarter and six months ended June 30, 2014, we sold $1,206,494 and $6,782,481 of Agency Securities to reposition our portfolio, which resulted in realized gains of $11,167 and $81,036, respectively. During the quarter and six months ended June 30, 2013, we sold $2,696,655 and $4,935,258 of Agency Securities resulting in realized gains of $20,876 and $39,390, respectively.

Note 7 – Repurchase Agreements, net

The following table represents the contractual repricing regarding our repurchase agreements, net to finance Agency Security purchases at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days (net of reverse repurchase agreements of $1,028,661 at June 30, 2014)	$4,259,485	0.42%	$3,990,434	0.41%
31 days to 60 days	5,375,136	0.35%	7,098,298	0.41%
61 days to 90 days	1,725,911	0.38%	1,226,694	0.44%
Greater than 90 days	3,033,048	0.41%	836,078	0.43%
Total or Weighted Average	$14,393,580	0.39%	$13,151,504	0.42%

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Number of MRAs	37	35
Number of counterparties with repurchase agreements outstanding	30	27
Weighted average maturity in days	58	45
Haircut for repurchase agreements (1)	4.89%	4.96%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We have 7 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 45.72% of our repurchase agreement borrowings outstanding at June 30, 2014.

Obligations to return securities received as collateral associated with the reverse repurchase agreements of $1,021,484 at June 30, 2014, are all due within 30 days.

During the quarter and six months ended June 30, 2014, we sold short $1,011,705 of U.S. Treasury Securities resulting in a net unrealized loss of $15,781. During the quarter and six months ended June 30, 2013, we sold short $2,789,560 of U.S. Treasury Securities. During the quarter and six months ended June 30, 2013 we purchased $935,340 resulting in a realized gain of $639. The outstanding balance resulted in an unrealized loss of $(21,717) for the quarter and six months ended June 30, 2013.

The following tables present the gross and net securities purchased and sold under repurchase agreements at June 30, 2014. At December 31, 2013, there were no reverse repurchase agreement receivables or obligations.

June 30, 2014				Amounts Not Offset in the Condensed Consolidated Balance Sheet
Asset	Gross Amounts of Assets	Gross Amounts offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Net Cash Collateral	Net Amount
Reverse Repurchase Agreements	$1,028,661	$(1,028,661)	$—	$—	$—	$—
Totals	$1,028,661	$(1,028,661)	$—	$—	$—	$—

June 30, 2014				Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liability	Gross Amounts of Liabilities	Gross Amounts offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments (1)	Net Cash Collateral	Net Amount
Repurchase Agreements	$(15,422,241)	$1,028,661	$(14,393,580)	$14,393,580	$(62,959)	$(62,959)
Totals	$(15,422,241)	$1,028,661	$(14,393,580)	$14,393,580	$(62,959)	$(62,959)
(1) The fair value of securities pledged against our repurchase agreements was $16,284,466 at June 30, 2014.

Note 8 – Derivatives

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
(in thousands, except per share amounts)
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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

June 30, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	9	1.43%	$555,000	$—	$(7,312)
Interest rate swap contracts	13-24 Months	20	1.16%	2,725,000	—	(47,964)
Interest rate swap contracts	25-36 Months	25	1.24%	550,000	—	(14,557)
Interest rate swap contracts	37-48 Months	40	0.80%	650,000	2,440	—
Interest rate swap contracts	49-60 Months	0	0.00%	—	—	—
Interest rate swap contracts	61-72 Months	67	1.48%	300,000	4,570	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	95	1.54%	550,000	23,212	—
Interest rate swap contracts	97-108 Months	101	1.82%	4,700,000	138,798	—
Interest rate swap contracts	109-120 Months	0	0.00%	—	—	—
Futures Contracts	0-21 Months	11	2.13%	25,000	—	(639)
Interest rate swaptions	60 Months	3	2.73%	4,000,000	765	—
Interest rate swaptions	120 Months	3	3.63%	1,250,000	92	—
Total or Weighted Average		43	1.99%	$15,305,000	$169,877	$(70,472)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

December 31, 2013

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	2	1.14%	$200,000	$—	$(2,089)
Interest rate swap contracts	13-24 Months	17	1.13%	920,000	—	(18,095)
Interest rate swap contracts	25-36 Months	28	1.23%	2,900,000	—	(81,108)
Interest rate swap contracts	37-48 Months	43	0.63%	350,000	2,614	—
Interest rate swap contracts	49-60 Months	49	1.00%	300,000	3,817	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	73	1.48%	300,000	11,112	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	103	1.47%	2,450,000	195,221	—
Interest rate swap contracts	109-120 Months	110	2.08%	2,800,000	184,456	—
Futures Contracts	0-21 Months	13	1.97%	55,000	—	(1,503)
Interest rate swaptions	60 Months	9	2.73%	4,000,000	35,937	—
Interest rate swaptions	120 Months	6	3.16%	1,750,000	75,831	—
Total or Weighted Average		47	1.98%	$16,025,000	$508,988	$(102,795)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at June 30, 2014.

June 30, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Net Cash Collateral Held	Net Amount
Interest rate swap contracts	$169,020	$(69,833)	$(51,767)	$47,420
Interest rate swaptions	857	—	—	857
Totals	$169,877	$(69,833)	$(51,767)	$48,277

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

June 30, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(69,833)	$69,833	$—	$—
Futures Contracts	(639)	—	692	53
Totals	$(70,472)	$69,833	$692	$53

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at December 31, 2013.

December 31, 2013		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Held	Net Amount
Interest rate swap contracts	$397,219	$(101,292)	$(313,229)	$(17,302)
Interest rate swaptions	111,769	—	—	111,769
Totals	$508,988	$(101,292)	$(313,229)	$94,467

December 31, 2013		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swap contracts	$(101,292)	$101,292	$—	$—
Futures Contracts	(1,503)	—	1,599	96
Totals	$(102,795)	$101,292	$1,599	$96

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarter and six months ended June 30, 2014 and June 30, 2013.

		Income (Loss) Recognized
		For the Quarter Ended		For the Six Months Ended
Derivatives	Location on condensed consolidated statements of operations	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$3,505	$5,059	6,742	9,158
Interest expense	Realized loss on derivatives	(37,536)	(43,229)	(75,388)	(75,730)
Changes in fair value	Unrealized gain (loss) on derivatives	(98,356)	383,541	(201,663)	400,495
		$(132,387)	$345,371	$(270,309)	$333,923
Interest rate swaptions:
Realized gain	Realized loss on derivatives	—	—	23,318	—
Changes in fair value	Unrealized gain (loss) on derivatives	(18,372)	27,950	(91,830)	26,640
		$(18,372)	$27,950	$(68,512)	$26,640
Futures Contracts:
Realized loss	Realized loss on derivatives	(467)	(688)	(908)	(1,339)
Changes in fair value	Unrealized gain (loss) on derivatives	455	692	864	1,349
		$(12)	$4	$(44)	$10
Totals		$(150,771)	$373,325	$(338,865)	$360,573

Note 9 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement (the “Management Agreement”), which was most recently amended on February 25, 2014. The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At June 30, 2014, the effective management fee was 1.03% based on gross equity raised. The ARRM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC (“SBBC”), ARRM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, SBBC has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to SBBC in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to SBBC for the three months preceding June 30, 2014 totaled $1,361. If the Sub-Management Agreement had been terminated on June 30, 2014, the payment due from ARMOUR would have been $33,535.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2014 and December 31, 2013.

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

On May 8, 2014, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 2,000 to 15,000 shares and the Plan was amended accordingly. Approximately 150 shares awarded in 2013 were awarded subject to stockholder approval of an increase in the number of shares issuable under the Plan. Accordingly, those 150 shares are shown below as awarded during the quarter ended June 30, 2014.

Transactions related to Restricted Shares for the six months ended June 30, 2014 are summarized below:

	June 30, 2014
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	1,329	$6.94
Awards issued upon stockholders' approval of Plan amendment	150	$6.78
Vested	(212)	$7.10
Unvested Awards Outstanding end of period	1,267	$6.92

At June 30, 2014, there was approximately $5,771 of unvested non-cash stock based compensation related to the Awards (based on the June 30, 2014 stock price of $4.33 per share), that we expect to recognize as an expense over the remaining average service period of 2.3 years.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 11 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.05	$17,954
February 14, 2014	February 27, 2014	$0.05	$17,954
March 17, 2014	March 28, 2014	$0.05	$17,945
April 15, 2014	April 29, 2014	$0.05	$17,925
May 15, 2014	May 29, 2014	$0.05	$17,924
June 16, 2014	June 27, 2014	$0.05	$17,924
Total dividends paid			$107,626

The following table presents our Series A Preferred Stock dividend transactions for the six months ended June 30, 2014.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.17	$375
February 15, 2014	February 27, 2014	$0.17	$375
March 15, 2014	March 27, 2014	$0.17	$375
April 15, 2014	April 28, 2014	$0.17	$375
May 15, 2014	May 27, 2014	$0.17	$375
June 15, 2014	June 27, 2014	$0.17	$375
Total dividends paid			$2,250

The following table presents our Series B Preferred Stock dividend transactions for the six months ended June 30, 2014.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.16	$927
February 15, 2014	February 27, 2014	$0.16	$927
March 15, 2014	March 27, 2014	$0.16	$927
April 15, 2014	April 28, 2014	$0.16	$927
May 15, 2014	May 27, 2014	$0.16	$927
June 15, 2014	June 27, 2014	$0.16	$927
Total dividends paid			$5,562

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 27, 2014 through June 27, 2014	37	$4.20	$154

(1)	Weighted average price

Common Stock Repurchases

The following table presents our common stock repurchases for the six months ended June 30, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 12, 2014 through March 14, 2014	600	4.31	$2,585

(1)	Weighted average price

Note 12 – Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarter and six months ended June 30, 2014 and June 30, 2013.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income (loss)	$(70,190)	$481,385	$(89,968)	$583,675
Less: Preferred dividends	(3,905)	(3,905)	(7,812)	(6,403)
Net income (loss) available (related) to common stockholders	$(74,095)	$477,480	$(97,780)	$577,272

Weighted average common shares outstanding – basic	357,111	372,591	357,302	355,359
Add: Effect of dilutive non-vested restricted stock unit awards, assumed vested	—	1,544	—	1,538
Weighted average common shares outstanding – diluted	357,111	374,135	357,302	356,897

Note 13 – Income Taxes

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarter and six months ended June 30, 2014 and June 30, 2013.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
GAAP net income (loss)	$(70,190)	$481,385	$(89,968)	$583,675
Book to tax differences:
Changes in interest rate contracts	116,273	(412,183)	269,311	(428,484)
(Gains) Losses on Security Sales	4,614	21,717	(65,255)	21,717
Amortization of deferred hedging gains	461	492	755	492
Net premium amortization differences	(266)	—	(5,609)	—
Other	5	7	11	16
Estimated taxable income	$50,897	$91,418	$109,245	$177,416

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at June 30, 2014 by approximately $226,338, or approximately $0.63 per common share (based on the 357,189 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $57,679 and $115,438 for the quarter and six months ended June 30, 2014. Our estimated REIT taxable income available to pay dividends was $50,897 and $109,245 for the quarter and six months ended June 30, 2014. Realized losses on derivatives for the six months ended June 30, 2014 include realized gains on swaptions of $23,318 which are amortized for tax purposes over the ten years terms of the referenced interest rate swap contract. There were no realized gains on swaptions for the quarter ended June 30, 2014. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 and 2014 totaling $(579,322) and $(314,896) will be available to offset future capital gains realized through 2018 and 2019, respectively.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

In accordance with the Management Agreement, we incurred $6,964 and $13,929 in management fees for the quarter and six months ended June 30, 2014. For the quarter and six months ended June 30, 2013, we incurred $7,869 and $14,502 in management fees.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and six months ended June 30, 2014, we reimbursed ARRM $419 and $878, respectively, for other expenses incurred on our behalf and $244 and $477, respectively, for stock based compensation expense. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $387 and $783, respectively, for expenses incurred on our behalf and $264 and $636, respectively, for stock based compensation expense (see Note 10, “Stock Based Compensation” for additional discussion).

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

Note 16 – Subsequent Events

On July 28, 2014, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on July 15, 2014.

On July 30, 2014, a cash dividend of $0.05 per outstanding common share, or $17,859 in the aggregate, was paid to holders of record on July 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ARRM” are to ARMOUR Residential Management LLC, a Delaware limited liability company. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

Dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. The securities we invest in are issued or guaranteed by a GSE, such as Fannie Mae, the Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSE's, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. At June 30, 2014 and December 31, 2013, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

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

Our Manager

We are externally managed by ARRM, pursuant to the Management Agreement (see Note 14 to the condensed consolidated financial statements). All of our executive officers are also employees of ARRM. ARRM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement expires after an initial term of ten years on June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ARRM is entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion.The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At June 30, 2014, the effective management fee was 1.03% based on gross equity raised. ARRM is entitled to receive a monthly management fee regardless of the performance of our securities portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. Our total management fee expense for the quarter and six months ended June 30, 2014, was $6,964 and $13,929, respectively, compared to $7,869 and $14,502 for the quarter and six months ended June 30, 2013.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and six months ended June 30, 2014, we reimbursed ARRM $419 and $878, respectively, for other expenses incurred on our behalf and $244 and $477, respectively, of stock based compensation expense. For the quarter and six months ended June 30, 2013, we reimbursed ARRM $387 and $783, respectively, for expenses incurred on our behalf and $264 and $636, respectively, for stock based compensation expense (see Note 10 to the condensed consolidated financial statements).

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and SBBC, ARRM is responsible for the payment of a monthly sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. On November 6, 2014, SBBC has the option of terminating the Sub-Management Agreement. If the Sub-Management Agreement is terminated, we would be required to make a final payment to SBBC in the amount of 6.16 times the annualized rate of the sub-management fee for the prior three months. Thereafter, we will be entitled to receive the sub-management fee or, at the option of ARRM, reimbursement of the final payment by ARRM. The payments from ARRM to SBBC for the three months preceding June 30, 2014 totaled $1,361. If the Sub-Management Agreement had been terminated on June 30, 2014, the payment due from ARMOUR would have been $33,535.

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

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report titled, “Reforming America’s Housing Finance Market” to the U.S. Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac and transforming the U.S. Government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency Securities as the method of reform is undecided and has not yet been defined by the regulators. Without U.S. Government support for residential mortgages, we may not be able to execute our current business model in an efficient manner.

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

In March 2014, a bipartisan group of U.S. senators led by members of the U.S. Senate Banking Committee announced that they had agreed on a bill to overhaul the nation’s housing finance system and eliminate Fannie Mae and Freddie Mac. The bill would replace Fannie Mae and Freddie Mac with a new federal regulator, called the Federal Mortgage Insurance Corporation, to provide guarantees for government mortgages and regulate the system. As the insurer of last resort, the Federal Mortgage Insurance Corporation would require 10% in private capital reserves. The guarantee, provided for a fee equivalent to 0.1% interest, would not kick in until the private reserves were exhausted. The bill would also set a minimum down payment of 5% for home buyers, except for first-time home buyers, who would instead be required to put down 3.5% for the mortgage to qualify for the guarantee. In May 2014, the U.S. Senate Banking Committee approved the bill. While it is unlikely the bill will be brought to the Senate floor this year, we are unable to predict the effect the passage of this bill could have on our business, results of operations and financial condition.

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

At its January 29, 2014 and March 19, 2014 meetings, the Fed decided to trim its monthly Agency Securities purchases to $30.0 billion for February and March 2014, and $25.0 billion for April 2014, respectively, down from $40.0 billion in 2013. Longer term U.S. Treasury Securities purchases were trimmed at a pace of $35.0 billion for February and March 2014, and $30.0 billion for April 2014, respectively, down from $45.0 billion in 2013. At its most recent meeting on July 30, 2014, the Fed decided to further trim its monthly Agency Securities purchases to $10.0 billion for August 2014, down from $15.0 billion in July 2014 and $20.0 billion in May and June 2014. Longer term U.S. Treasury Securities monthly purchases were also trimmed again to $15.0 billion for August 2014, down from $20.0 billion in July 2014 and $25.0 billion in May and June 2014. These actions were to keep in place the Fed's highly accommodative stance of monetary policy. As part of that policy, the Fed announced at its July 30, 2014 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and curbing inflation to 2%.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to June 2014.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

Our primary source of income is the interest income we earn on our securities portfolio. Our net loss for the quarter and six months ended June 30, 2014 related to common stockholders was $(74,095) and $(97,780), or $(0.21) and $(0.27) per basic and diluted weighted average common share. These results compare to net income of $477,480 and $577,272 available to common stockholders or $1.28 and $1.62 per basic and diluted weighted average common share, respectively, for the quarter and six months ended June 30, 2013. The main factors for the difference between the periods in 2013 to the corresponding periods in 2014, were the changes in value from our derivatives and increased management fees, which were partially offset by gains on the sale of Agency Securities (which gains represent partial recovery of write-downs recorded in the fourth quarter of 2013).

At June 30, 2014 and December 31, 2013, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.59% and 102.57%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
June 30, 2014	2.86%	1.40%	1.46%	0.39%
March 31, 2014	3.19%	1.37%	1.82%	0.41%
December 31, 2013	2.98%	1.38%	1.60%	0.43%
September 30, 2013	2.60%	1.36%	1.24%	0.41%
June 30, 2013	2.52%	1.14%	1.38%	0.43%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Average Principal Repayment Rate Annualized
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014

During the quarter and six months ended June 30, 2014, we realized (losses) of $(34,498) and $(46,236), respectively, related to our derivatives. During the quarter and six months ended June 30, 2013, we realized (losses) of $(38,858) and $(67,911), respectively, related to our derivatives. We decreased our total interest rate swap contracts aggregate notional balance from $10,220,000 at December 31, 2013 to $10,030,000 at June 30, 2014. At June 30, 2014 and December 31, 2013, our interest rate swap contracts had a weighted average swap rate of 1.50% and a weighted average term of 64 months and 69 months, respectively. We decreased our total interest rate swaptions notional balance from $5,750,000 at December 31, 2013 to $5,250,000 at June 30, 2014. Our interest rate swaptions had an underlying weighted average swap rate of 2.94% and 2.86%, respectively, and a weighted average term of 3 months and 8 months, respectively, at June 30, 2014 and December 31, 2013. Our total Futures Contracts notional amount was $25,000 at December 31, 2013 and June 30, 2014. Our Futures Contracts had a weighted average swap equivalent rate of 2.13% and weighted average term of 11 months and 13 months at June 30, 2014 and December 31, 2013. Unrealized (losses) on derivatives totaled $(116,273) and $(292,629), respectively, for the quarter and six months ended June 30, 2014. Unrealized gains on derivatives totaled $412,183 and $428,484, respectively, for the quarter and six months and June 30, 2013. The losses for the quarter and six months ended June 30, 2014 were primarily the result of the decline in the reference interest rates.

Net Interest Income

Our net interest income for the quarter and six months ended June 30, 2014 was $94,650 and $202,985, respectively. Our net interest income for the quarter and six months ended June 30, 2013 was $117,564 and $222,727, respectively. Interest income, net of amortization of premium on Agency Securities was $113,892 and $236,974 for the quarter and six months ended June 30, 2014, compared to $141,159 and $271,797 for the quarter and six months ended June 30, 2013. At June 30, 2014 and December 31, 2013, our securities portfolio consisted of $16,962,134 and $14,648,178 of Agency Securities, respectively. Interest expense for repurchase agreements was $14,979 and $29,726 for the quarter and six months ended June 30, 2014, compared to $23,595 and $49,070 for the quarter and six months ended June 30, 2013. At June 30, 2014 and December 31, 2013, the net balance on our repurchase agreements was $14,393,580 and $13,151,504, respectively. Interest expense for U.S. Treasury Securities sold short was $4,263 for the quarter and six months ended June 30, 2014. There was no interest expense for U.S. Treasury Securities sold short for the quarter and six months ended June 30, 2013. We sold short $1,011,705 and $2,789,560 of U.S. Treasury Securities at June 30, 2014 and June 30, 2013, respectively.

Gains and Losses on Sale of Agency Securities

During the quarter and six months ended June 30, 2014, we sold $1,206,494 and $6,782,481 of Agency Securities, which resulted in realized gains of $11,167 and $81,036, respectively. These sales completed the previously announced repositioning of our portfolio from 30-year fixed rate Agency Securities and 25-year fixed rate Agency Securities to 15-year fixed rate Agency Securities and 20-year fixed rate Agency Securities. During the quarter and six months ended June 30, 2013, we sold $2,696,655 and $4,935,258 of Agency Securities to repositioning our portfolio resulting in realized gains of $20,876 and $39,390, respectively.

Gains and Losses on U.S. Treasury Securities

During the quarter and six months ended June 30, 2014, we sold short $1,011,705 of U.S. Treasury Securities, as a part of our interest rate risk management strategy, resulting in a net unrealized loss of $15,781. During the quarter and six months ended June 30, 2013, we sold short $2,789,560 of U.S. Treasury Securities. During the quarter and six months ended June 30, 2013, we purchased $935,340 resulting in a realized gain of $639. The outstanding balance resulted in an unrealized loss of $(21,717) for the quarter and six months ended June 30, 2013.

Other Than Temporary Impairment of Agency Securities

We evaluated our Agency Securities with unrealized losses at June 30, 2014, June 30, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013, was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At June 30, 2014, June 30, 2013 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the quarters ended June 30, 2014 and June 30, 2013. At December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $401,500 in our 2013 statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6,800,000 at December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

Expenses

Our total expenses for the quarter and six months ended June 30, 2014 were $9,455 and $19,343, respectively, as compared to $9,302 and $17,937, respectively, for the quarter and six months ended June 30, 2013. Our total management fee expense for the quarter and six months ended June 30, 2014, was $6,964 and $13,929, respectively, compared to $7,869 and $14,502 for the quarter and six months ended June 30, 2013. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate has generally declined over time. Professional fees were $901 and $2,175, respectively, for the quarter and six months ended June 30, 2014 compared to $522 and $1,526 for the quarter and six months ended June 30, 2013. The increase in professional fees represents legal and advisory expenses associated with shareholder value activities and potential new financing and investment opportunities.

Taxable Income

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarter and six months ended June 30, 2014 and June 30, 2013.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
GAAP net income (loss)	$(70,190)	$481,385	$(89,968)	$583,675
Book to tax differences:
Changes in interest rate contracts	116,273	(412,183)	269,311	(428,484)
(Gains) Losses on Security Sales	4,614	21,717	(65,255)	21,717
Amortization of deferred hedging gains	461	492	755	492
Net premium amortization differences	(266)	—	(5,609)	—
Other	5	7	11	16
Estimated taxable income	$50,897	$91,418	$109,245	$177,416

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at June 30, 2014 by approximately $226,338, or approximately $0.63 per common share (based on the 357,189 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $57,679 and $115,438 for the quarter and six months ended June 30, 2014. Our estimated REIT taxable income available to pay dividends was $50,897 and $109,245 for the quarter and six months ended June 30, 2014. Realized losses on derivatives for the six months ended June 30, 2014 include realized gains on swaptions of $23,318 which are amortized for tax purposes over the ten year terms of the referenced interest rate swap contract. There were no realized gains on swaptions for the quarter ended June 30, 2014. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 and 2014 totaling $(579,322) and $(314,896) will be available to offset future capital gains realized through 2018 and 2019, respectively.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the quarter and six months ended June 30, 2014, other comprehensive income (loss) totaled $210,600 and $256,895, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. During the quarter and six months ended June 30, 2013, other comprehensive income (loss) totaled $(872,031) and $(1,070,600), respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities.

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

The tables below summarize certain characteristics of our Agency Securities at June 30, 2014 and December 31, 2013.

June 30, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$176,725	$186,374	3.80%	20.34%	11	1.10%
Multi-Family MBS	463,434	485,728	3.44%	0.00%	133	2.90%
10 Year Fixed	4,424	4,834	4.96%	18.90%	109	0.00%
15 Year Fixed	11,002,810	11,561,219	3.25%	4.63%	171	68.10%
20 Year Fixed	4,506,362	4,723,979	3.53%	6.18%	211	27.90%
Total or Weighted Average	$16,153,755	$16,962,134	3.34%	5.12%	179	100.00%
(1) Weighted average for all prepayments during the quarter ended June 30, 2014, including prepayments related to Agency Securities purchased or sold during the quarter.

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

At June 30, 2014, we had investment related payables of $38,816 with respect to unsettled purchases of Agency Securities. All investment related payables at June 30, 2014 were settled in July 2014. At December 31, 2013, we had investment related payables of $159,159 with respect to unsettled purchases of Agency Securities. We did not have any investment related receivables at December 31, 2013.

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

At June 30, 2014 and December 31, 2013, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 11 months and 16 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 30 of which we had done repurchase trades with at June 30, 2014 and 27 of which we had done repurchases trades with at December 31, 2013. We had outstanding balances under our repurchase agreements at June 30, 2014 and December 31, 2013 of $14,393,580 and $13,151,504, respectively, consistent with the increase in our Agency Securities in our securities portfolio.

Derivative Instruments

We generally hedge our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At June 30, 2014 and December 31, 2013, the notional value of our derivatives was 91.23% and 110.69%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be adjustable rate mortgages ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At June 30, 2014 and December 31, 2013, we had interest rate swap contracts with an aggregate notional balance of $10,030,000 and $10,220,000, respectively. At June 30, 2014 and December 31, 2013, we had entered into interest rate swaptions with an aggregate notional balance of $5,250,000 and $5,750,000, respectively. In addition, at June 30, 2014 and December 31, 2013, we had purchased or sold Futures Contracts with an aggregate notional balance of $25,000. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized net losses of $(150,771) and $(338,865), respectively, for the quarter and six months ended June 30, 2014, related to our derivatives. We recognized net gains of $373,325 and $360,573, respectively, for the quarter and six months ended June 30, 2013, related to our derivatives. For the quarter and six months ended June 30, 2014, the net unrealized change in the fair value of our Agency Securities increased by $221,767 and $337,931, respectively. This compares to an decrease of $(851,155) and $(1,031,210), respectively, for the quarter and six months ended June 30, 2013.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps we previously had. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

Liquidity and Capital Resources

During the six months ended June 30, 2014, we issued 37 shares of common stock under our common stock DRIP and raised additional net proceeds of approximately $154. During the six months ended June 30, 2014, we repurchased 600 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $2,585. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of the Management Agreement. However, pursuant to the Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

At June 30, 2014, we financed our securities portfolio with approximately $14,393,580 of net borrowings under repurchase agreements. Our leverage ratio at June 30, 2014, was 7.90 to 1. At June 30, 2014, our liquidity totaled $1,072,941, consisting of $433,149 of cash plus $639,792 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended June 30, 2014, we purchased $9,640,164 of Agency Securities using proceeds from repurchase agreements and principal repayments. During the quarter ended June 30, 2014, we received cash of

$733,237 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $154 from common equity issuances under our common stock DRIP. We had a net cash increase from our repurchase agreements of $2,270,737 for the six months ended June 30, 2014 and made cash interest payments of approximately $101,956 on our liabilities for the six months ended June 30, 2014. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $21,783 of cash collateral posted with counterparties and decreased our liability by $259,677 for cash collateral held at June 30, 2014.

We have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Repurchase Agreements, net

The following table represents the contractual repricing regarding our repurchase agreements, net to finance Agency Security purchases at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days (net of reverse repurchase agreements of $1,028,661 at June 30, 2014)	$4,259,485	0.42%	$3,990,434	0.41%
31 days to 60 days	5,375,136	0.35%	7,098,298	0.41%
61 days to 90 days	1,725,911	0.38%	1,226,694	0.44%
Greater than 90 days	3,033,048	0.41%	836,078	0.43%
Total or Weighted Average	$14,393,580	0.39%	$13,151,504	0.42%

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Number of MRAs	37	35
Number of counterparties with repurchase agreements outstanding	30	27
Weighted average maturity in days	58	45
Haircut for repurchase agreements (1)	4.89%	4.96%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

We have 7 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 45.72% of our repurchase agreement borrowings outstanding at June 30, 2014.

Obligations to return securities received as collateral associated with the reverse repurchase agreements of $1,021,484 at June 30, 2014, are all due within 30 days.

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
April 2014
May 2014
June 2014
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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At June 30, 2014 and December 31, 2013, our total net borrowings were approximately $14,393,580 and $13,151,504 (excluding accrued interest), respectively. At June 30, 2014 and December 31, 2013, we had a leverage ratio of approximately 7.90:1 and 6.92:1, respectively.

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

Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.05	$17,954
February 14, 2014	February 27, 2014	$0.05	$17,954
March 17, 2014	March 28, 2014	$0.05	$17,945
April 15, 2014	April 29, 2014	$0.05	$17,925
May 15, 2014	May 29, 2014	$0.05	$17,924
June 16, 2014	June 27, 2014	$0.05	$17,924
Total dividends paid			$107,626

The following table presents our Series A Preferred Stock dividend transactions for the six months ended June 30, 2014.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.17	$375
February 15, 2014	February 27, 2014	$0.17	$375
March 15, 2014	March 27, 2014	$0.17	$375
April 15, 2014	April 28, 2014	$0.17	$375
May 15, 2014	May 27, 2014	$0.17	$375
June 15, 2014	June 27, 2014	$0.17	$375
Total dividends paid			$2,250

The following table presents our Series B Preferred Stock dividend transactions for the six months ended June 30, 2014.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.16	$927
February 15, 2014	February 27, 2014	$0.16	$927
March 15, 2014	March 27, 2014	$0.16	$927
April 15, 2014	April 28, 2014	$0.16	$927
May 15, 2014	May 27, 2014	$0.16	$927
June 15, 2014	June 27, 2014	$0.16	$927
Total dividends paid			$5,562

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 27, 2014 through June 27, 2014	37	$4.20	$154

(1)	Weighted average price

Common Stock repurchases

The following table presents our common stock repurchases for the six months ended June 30, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 12, 2014 through March 14, 2014	600	4.31	$2,585

(1)	Weighted average price

Off-Balance Sheet Arrangements

At June 30, 2014 and December 31, 2013, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2014 and December 31, 2013, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.

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

“Non-Agency Securities” means securities backed by residential mortgages in which we may invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. At June 30, 2014, the substantially all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2014 and December 31, 2013, assuming a static securities portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of ARRM based on ARRM's judgment and experience.

June 30, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	13.68%	(0.06)%
0.50%	7.03%	0.03%
(0.50)%	3.60%	0.23%
(1.00)%	0.59%	(0.55)%

December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	2.29%	(0.71)%
0.50%	0.01%	(0.44)%
(0.50)%	6.65%	0.54%
(1.00)%	5.35%	1.08%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2014. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our company and its subsidiary are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

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

July 31, 2014	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	ARMOUR Residential REIT, Inc. Second Amended and Restated 2009 Stock Incentive Plan (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on May 9, 2014

(2)	Filed herewith

(3)	Furnished herewith