Form 10-Q
period 2014-09-30
Armour Residential REIT, Inc.
filed 2014-10-29
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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

The number of outstanding shares of the Registrant’s common stock as of October 28, 2014 was 357,278,432.

ARMOUR Residential REIT, Inc. and Subsidiary
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2014	December 31, 2013
Assets
Cash	$542,789	$496,478
Cash collateral posted to counterparties	32,896	35,917
Agency Securities, available for sale, at fair value (including pledged securities of $13,253,117 and $13,832,482)	13,669,810	14,648,178
Receivable for unsettled sales (including pledged securities of $2,992,703 in 2014)	3,002,570	—
Derivatives, at fair value	223,479	508,988
Principal payments receivable	487	70
Accrued interest receivable	44,436	42,034
Prepaid and other assets	1,345	852
Total Assets	$17,517,812	$15,732,517
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$15,455,085	$13,151,504
Cash collateral posted by counterparties	137,321	387,845
Payable for unsettled purchases	—	159,159
Derivatives, at fair value	76,429	102,795
Accrued interest payable- repurchase agreements	9,564	6,629
Accounts payable and other accrued expenses	3,413	23,357
Total Liabilities	$15,681,812	$13,831,289

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference) at September 30, 2014 and December 31, 2013	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference) at September 30, 2014 and December 31, 2013	6	6
Common stock, $0.001 par value, 1,000,000 shares authorized, 357,275 and 357,613 shares issued and outstanding at September 30, 2014 and December 31, 2013	357	358
Additional paid-in capital	2,732,989	2,734,480
Accumulated deficit	(852,126)	(643,138)
Accumulated other comprehensive loss	(45,228)	(190,480)
Total Stockholders’ Equity	$1,836,000	$1,901,228
Total Liabilities and Stockholders’ Equity	$17,517,812	$15,732,517

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income, net of amortization of premium on Agency Securities	$107,481	$112,418	$344,455	$384,215
Interest expense- repurchase agreements	(15,006)	(17,899)	(44,732)	(66,969)
Interest expense- U.S. Treasury Securities sold short	(160)	—	(4,423)	—
Net interest income	$92,315	$94,519	$295,300	$317,246
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(12,390)	(300,960)	68,646	(261,569)
Gain (loss) on short sale of U.S. Treasury Securities	3,086	35,255	(12,695)	14,176
Subtotal	$(9,304)	$(265,705)	$55,951	$(247,393)
Realized loss on derivatives (1)	(34,655)	(37,262)	(80,891)	(105,173)
Unrealized gain (loss) on derivatives	14,708	(11,821)	(277,920)	416,662
Subtotal	$(19,947)	$(49,083)	$(358,811)	$311,489
Total Other Income (Loss)	$(29,251)	$(314,788)	$(302,860)	$64,096
Expenses:
Management fee	6,963	6,483	20,893	20,985
Professional fees	616	773	2,791	2,299
Insurance	182	188	551	355
Compensation	684	1,859	2,130	2,373
Other	527	381	1,950	1,608
Total expenses	$8,972	$9,684	$28,315	$27,620
Income (loss) before taxes	54,092	(229,953)	(35,875)	353,722
Income tax benefit	—	10	—	10
Net Income (Loss)	$54,092	$(229,943)	$(35,875)	$353,732
Dividends declared on preferred stock	(3,905)	(3,905)	(11,718)	(10,308)
Net Income (Loss) available (related) to common stockholders	$50,187	$(233,848)	$(47,593)	$343,424
Net income (loss) available (related) per share to common stockholders (Note 12):
Basic	$0.14	$(0.63)	$(0.13)	$1.28
Diluted	$0.14	$(0.63)	$(0.13)	$1.27
Dividends declared per common share	$0.15	$0.21	$0.45	$0.66
Weighted average common shares outstanding:
Basic	357,196	370,818	357,266	268,202
Diluted	358,357	372,256	357,266	269,636
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income (Loss)	$54,092	$(229,943)	$(35,875)	$353,732
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	12,390	300,960	(68,646)	261,569
Net unrealized gain (loss) on available for sale Agency Securities	(124,033)	(51,778)	213,898	(1,082,987)
Other comprehensive income (loss)	$(111,643)	$249,182	$145,252	$(821,418)
Comprehensive Income (Loss)	$(57,551)	$19,239	$109,377	$(467,686)

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2014	2,181	$2	$53,172	5,650	$6	$136,547	357,613	$358	$2,544,761	$2,734,480	$(643,138)	$(190,480)	$1,901,228
Series A Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(3,375)	—	(3,375)
Series B Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(8,343)	—	(8,343)
Common stock dividends declared	—	—	—	—	—	—	—	—	—	—	(161,395)	—	(161,395)
Issuance of common stock, net	—	—	—	—	—	—	51	—	214	214	—	—	214
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	211	—	879	879	—	—	879
Common stock repurchased	—	—	—	—	—	—	(600)	(1)	(2,584)	(2,584)	—	—	(2,585)
Net loss	—	—	—	—	—	—	—	—	—	—	(35,875)	—	(35,875)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	145,252	145,252
Balance, September 30, 2014	2,181	$2	$53,172	5,650	$6	$136,547	357,275	$357	$2,543,270	$2,732,989	$(852,126)	$(45,228)	$1,836,000

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(35,875)	$353,732
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	56,895	140,091
Realized (gain) loss on sale of Agency Securities	(68,646)	261,569
(Gain) Loss on short sale of U.S. Treasury Securities	12,695	(14,176)
Stock based compensation	879	1,221
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(2,417)	9,445
Increase in prepaid and other assets	(486)	(773)
(Increase) decrease in derivatives, at fair value	259,143	(447,943)
Increase (decrease) in accrued interest payable- repurchase agreements	2,935	(2,248)
Decrease in accounts payable and other accrued expenses	(19,944)	(698)
Net cash provided by operating activities	$205,179	$300,220
Cash Flows From Investing Activities:
Purchases of Agency Securities	(10,738,277)	(12,392,749)
Principal repayments of Agency Securities	1,288,023	2,795,559
Proceeds from sales of Agency Securities	7,423,494	11,615,779
Disbursements on reverse repurchase agreements	(4,105,908)	(11,239,305)
Receipts from reverse repurchase agreements	4,105,908	11,239,305
(Increase) decrease in cash collateral	(247,503)	528,661
Net cash (used in) provided by investing activities	$(2,274,263)	$2,547,250
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	—	4,380
Issuance of Series B Preferred stock, net of expenses	—	136,553
Issuance of common stock, net of expenses	207	438,528
Proceeds from repurchase agreements	60,158,249	99,907,622
Principal repayments on repurchase agreements	(57,854,668)	(103,356,193)
Proceeds from short sales of U.S. Treasury Securities	1,011,705	2,789,560
Purchases of U.S. Treasury Securities	(1,024,400)	(2,775,384)
Series A Preferred stock dividends paid	(3,375)	(3,356)
Series B Preferred stock dividends paid	(8,343)	(6,952)
Common stock dividends paid	(161,395)	(236,770)
Common stock repurchased	(2,585)	(20,260)
Net cash provided by (used in) financing activities	$2,115,395	$(3,122,272)
Net increase (decrease) in cash	46,311	(274,802)
Cash - beginning of period	496,478	771,282
Cash - end of period	$542,789	$496,480
Supplemental Disclosure:
Cash paid during the period for interest	$197,100	$198,131
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$3,002,570	$—
Payable for unsettled purchases	$—	$143,894
Net unrealized gain (loss) on available for sale Agency Securities	$213,898	$(1,082,987)
Amounts receivable for issuance of common stock	$7	$7
See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2014. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

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

We are an externally managed Maryland corporation organized in 2008, managed by ARRM, an investment advisor registered with the SEC (see Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, "Non-Agency Securities"). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At September 30, 2014 and December 31, 2013, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions), Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our Agency Securities.
Agency Securities, Available For Sale

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. At September 30, 2014 and December 31, 2013, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

Receivables and Payables for Unsettled Sales and Purchases

We account for purchases and sales of securities on the trade date, including purchases and sales for forward settlement. Receivables and payables for unsettled trades represent the agreed trade price times the outstanding balance of the securities at the balance sheet date.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on Agency Securities. Accrued interest payable includes interest payable on our repurchase agreements and may, at certain times, contain interest payable on U.S. Treasury Securities sold short.

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

Preferred Stock

At September 30, 2014, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

On June 6, 2012, we filed with the Maryland State Department of Assessments and Taxation to designate 1,610 shares of the 50,000 authorized preferred stock as 8.250% Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein. On July 13, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC, as our agent, to offer and sell, from time to time, up to 6,000 shares of Series A Preferred Stock. On July 27, 2012, we entered into an Equity Distribution Agreement with Citadel Securities LLC, as our agent, to offer and sell, from time to time, up to 2,000 shares of Series A Preferred Stock. At September 30, 2014, there were 9,610 shares designated as Series A Preferred Stock.

At September 30, 2014 and December 31, 2013, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. At September 30, 2014 and December 31, 2013, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

On February 11, 2013, we filed with the Maryland State Department of Assessments and Taxation to designate 6,210 shares of the 50,000 authorized preferred stock as 7.875% Series B Preferred Stock with the powers, designations, preferences and other rights as set forth therein.

At September 30, 2014 and December 31, 2013, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. At September 30, 2014 and December 31, 2013, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

At September 30, 2014, we were authorized to issue up to 1,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 357,275 shares of common stock issued and outstanding at September 30, 2014 and 357,613 shares of common stock issued and outstanding at December 31, 2013.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the "Repurchase Program") to 50,000 shares of our common stock outstanding. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. For the nine months ended September 30, 2014, we repurchased 600 shares of our common stock under the Repurchase Program for an aggregate of $2,585. At September 30, 2014, there were 49,400 remaining shares authorized for repurchase under our Repurchase Program.

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

Security purchase and sale transactions, including purchase of "when issued" securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Note 4 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financing, and Disclosures, Transfers and Servicing (Topic 860). We do not have repurchase-to-maturity transactions or repurchase financing arrangements of the type covered by ASU 2014-11, therefore this change will not affect our condensed consolidated balance sheets or statements of operations. The amendment also requires certain additional disclosures about repurchase agreements beginning with our second quarter 2015 financial statements.

Note 5 – Fair Value of Financial Instruments

Our valuation techniques for financial instruments are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from third party sources, while unobservable inputs reflect management’s market assumptions. The Accounting Standards Codification Topic No. 820, “Fair Value Measurement,” classifies these inputs into the following hierarchy:

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

Cash - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value. Our cash balances are classified as Level 1. Cash balances posted by us to counterparties or posted by counterparties to us as collateral are classified as Level 2 because they are integrally related to the Company's repurchase financing and interest rate swap agreements, which are classified as Level 2.

Agency Securities, Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are,

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At September 30, 2014 and December 31, 2013, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Receivables and Payables for Unsettled Sales and Purchases - The carrying amount is generally deemed to be fair value because of the relatively short time to settlement. Such receivables and payables are classified as Level 2 because they are effectively secured by the related securities and could potentially be subject to counterparty credit considerations.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$13,669,810	$—	$13,669,810
Derivatives	$—	$223,479	$—	$223,479
Liabilities at Fair Value:
Derivatives	$414	$76,015	$—	$76,429

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets at Fair Value:
Agency Securities, available for sale	$—	$14,648,178	$—	$14,648,178
Derivatives	$—	$508,988	$—	$508,988
Liabilities at Fair Value:
Derivatives	$1,503	$101,292	$—	$102,795

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2013.

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at September 30, 2014 and December 31, 2013.

September 30, 2014			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$542,789	$542,789	$542,789	$—	$—
Cash collateral posted to counterparties	$32,896	$32,896	$—	$32,896	$—
Receivable for unsettled sales	$3,002,570	$3,002,570	$—	$3,002,570	$—
Principal payments receivable	$487	$487	$—	$487	$—
Accrued interest receivable	$44,436	$44,436	$—	$44,436	$—
Financial Liabilities:
Repurchase agreements	$15,455,085	$15,455,085	$—	$15,455,085	$—
Cash collateral posted by counterparties	$137,321	$137,321	$—	$137,321	$—
Accrued interest payable- repurchase agreements	$9,564	$9,564	$—	$9,564	$—

December 31, 2013			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$496,478	$496,478	$496,478	$—	$—
Cash collateral posted to counterparties	$35,917	$35,917	$—	$35,917	$—
Principal payments receivable	$70	$70	$—	$70	$—
Accrued interest receivable	$42,034	$42,034	$—	$42,034	$—
Financial Liabilities:
Repurchase agreements	$13,151,504	$13,151,504	$—	$13,151,504	$—
Cash collateral posted by counterparties	$387,845	$387,845	$—	$387,845	$—
Payable for unsettled purchases	$159,159	$159,159	$—	$159,159	$—
Accrued interest payable- repurchase agreements	$6,629	$6,629	$—	$6,629	$—

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At September 30, 2014 and December 31, 2013, investments in Agency Securities accounted for 100% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at September 30, 2014, September 30, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At September 30, 2014, September 30, 2013 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the quarter and nine months ended September 30, 2014 and September 30, 2013. At December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $401,500 in our 2013 statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6,800,000 at December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

At September 30, 2014, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at September 30, 2014 are also presented below. Our Agency Securities had a weighted average coupon of 3.41% at September 30, 2014.

September 30, 2014	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$42,353	$(320)	$650	$42,683	0.31%
Multi-Family MBS	791,986	(3,303)	4,065	792,748	5.80
10 Year Fixed	5,093	(6)	181	5,268	0.04
15 Year Fixed	7,928,108	(12,229)	15,031	7,930,910	58.02
20 Year Fixed	2,656,449	(33,310)	6,524	2,629,663	19.24
Total Fannie Mae	$11,423,989	$(49,168)	$26,451	$11,401,272	83.41%

Freddie Mac
ARMs & Hybrids	15,029	(67)	277	15,239	0.11
10 Year Fixed	300	(5)	4	299	0.00
15 Year Fixed	251,146	(1,442)	1,996	251,700	1.84
20 Year Fixed	1,942,409	(28,420)	4,519	1,918,508	14.04
Total Freddie Mac	$2,208,884	$(29,934)	$6,796	$2,185,746	15.99%

Ginnie Mae
ARMs & Hybrids	81,762	(217)	816	82,361	0.60
15 Year Fixed	403	—	28	431	0.00
Total Ginnie Mae	$82,165	$(217)	$844	$82,792	0.60%
Total Agency Securities	$13,715,038	$(79,319)	$34,091	$13,669,810	100.00%

There were no unsettled purchases at September 30, 2014.

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

December 31, 2013	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs&Hybrids	$55,266	$(48)	$1,174	$56,392	0.40%
10 Year Fixed	1,144	—	25	1,169	0.01
15 Year Fixed	2,556,986	(20,420)	2,257	2,538,823	17.33
20 Year Fixed	2,876,743	(104,357)	56	2,772,442	18.93
25 Year Fixed	207,946	—	—	207,946	1.42
30 Year Fixed	5,230,008	—	—	5,230,008	35.70
Total Fannie Mae	$10,928,093	$(124,825)	$3,512	$10,806,780	73.79%

Freddie Mac
ARMs&Hybrids	17,281	(29)	428	17,680	0.12
10 Year Fixed	406	(6)	2	402	0.00
15 Year Fixed	295,357	(3,287)	1,560	293,630	2.00
20 Year Fixed	2,093,482	(69,617)	694	2,024,559	13.82
25 Year Fixed	67,436	—	—	67,436	0.46
30 Year Fixed	1,290,623	—	—	1,290,623	8.81
Total Freddie Mac	$3,764,585	$(72,939)	$2,684	$3,694,330	25.21%

Ginnie Mae
ARMs&Hybrids	145,558	(64)	1,129	146,623	1.00
15 Year Fixed	422	—	23	445	0.00
Total Ginnie Mae	$145,980	$(64)	$1,152	$147,068	1.00%
Total Agency Securities	$14,838,658	$(197,828)	$7,348	$14,648,178	100.00%

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

The following table summarizes the weighted average lives of our Agency Securities at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$2	$2
Greater than or equal to one year and less than three years	244,448	244,182	20,289	20,127
Greater than or equal to three years and less than five years	11,927,860	11,961,241	3,809,418	3,837,530
Greater than or equal to five years	1,497,502	1,509,615	10,818,469	10,980,999
Total Agency Securities	$13,669,810	$13,715,038	$14,648,178	$14,838,658

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at September 30, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014	$4,762,694	$(16,858)	$3,202,140	$(62,461)	$7,964,834	$(79,319)
December 31, 2013	$7,175,317	$(197,536)	$17,737	$(292)	$7,193,054	$(197,828)

During the quarter and nine months ended September 30, 2014, we sold $3,646,212 and $10,428,693 of Agency Securities, which resulted in realized (loss) gain of $(12,390) and $68,646, respectively. During the quarter and nine months ended September 30, 2013, we sold $6,037,750 and $10,969,751 of Agency Securities resulting in realized losses of $(300,960) and $(261,569), respectively.

Note 7 – Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$6,038,884	0.35%	$3,990,434	0.41%
31 days to 60 days	6,278,655	0.35%	7,098,298	0.41%
61 days to 90 days	1,423,371	0.36%	1,226,694	0.44%
Greater than 90 days	1,714,175	0.45%	836,078	0.43%
Total or Weighted Average	$15,455,085	0.36%	$13,151,504	0.42%

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Number of MRAs	37	35
Number of counterparties with repurchase agreements outstanding	30	27
Weighted average maturity in days	54	45
Haircut for repurchase agreements (1)	4.90%	4.96%

(1)
The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We have 7 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 43.94% of our repurchase agreement borrowings outstanding at September 30, 2014.

During the nine months ended September 30, 2014, we sold short $1,011,705 of U.S. Treasury Securities. During the quarter ended September 30, 2014 we did not sell any U.S. Treasury Securities. In July 2014, we purchased $1,024,400 of U.S. Treasury Securities to close out the short positions resulting in a net realized loss of $(12,695). During the nine months ended September 30, 2013, we sold short $2,789,560 of U.S. Treasury Securities. During the quarter ended September 30, 2013 we did not sell any U.S. Treasury Securities. During the quarter and nine months ended September 30, 2013, we had purchases of $1,840,683 and $2,775,384, respectively, of U.S. Treasury Securities resulting in realized gains of $35,255 and $14,176, respectively.

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

September 30, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	8	1.12%	$905,000	$—	$(9,070)
Interest rate swap contracts	13-24 Months	18	1.24%	2,925,000	—	(51,862)
Interest rate swap contracts	25-36 Months	34	0.63%	350,000	3,785	—
Interest rate swap contracts	37-48 Months	40	1.00%	300,000	4,500	—
Interest rate swap contracts	49-60 Months	0	0.00%	—	—	—
Interest rate swap contracts	61-72 Months	64	1.48%	300,000	8,016	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	94	1.47%	2,450,000	121,822	—
Interest rate swap contracts	97-108 Months	101	2.08%	2,800,000	85,356	—
Interest rate swap contracts	109-120 Months	0	0.00%	—	—	—
Interest rate swap contracts	121-132 Months	123	2.66%	1,000,000	—	(15,083)
Futures Contracts	0-15 Months	8	2.13%	25,000	—	(414)
Interest rate swaptions	60 Months	0	2.72%	2,450,000	—	—
Interest rate swaptions	120 Months	0	3.73%	1,000,000	—	—
Total or Weighted Average		51	1.94%	$14,505,000	$223,479	$(76,429)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2013

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	2	1.14%	$200,000	$—	$(2,089)
Interest rate swap contracts	13-24 Months	17	1.13%	920,000	—	(18,095)
Interest rate swap contracts	25-36 Months	28	1.23%	2,900,000	—	(81,108)
Interest rate swap contracts	37-48 Months	43	0.63%	350,000	2,614	—
Interest rate swap contracts	49-60 Months	49	1.00%	300,000	3,817	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	73	1.48%	300,000	11,112	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	103	1.47%	2,450,000	195,221	—
Interest rate swap contracts	109-120 Months	110	2.08%	2,800,000	184,456	—
Futures Contracts	0-21 Months	13	1.97%	55,000	—	(1,503)
Interest rate swaptions	60 Months	9	2.73%	4,000,000	35,937	—
Interest rate swaptions	120 Months	6	3.16%	1,750,000	75,831	—
Total or Weighted Average		47	1.98%	$16,025,000	$508,988	$(102,795)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at September 30, 2014.

September 30, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$223,479	$(76,015)	$(79,079)	$68,385
Interest rate swaptions	—	—	—	—
Totals	$223,479	$(76,015)	$(79,079)	$68,385

September 30, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(76,015)	$76,015	$—	$—
Futures Contracts	(414)	—	465	51
Totals	$(76,429)	$76,015	$465	$51

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

December 31, 2013		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$397,219	$(101,292)	$(313,229)	$(17,302)
Interest rate swaptions	111,769	—	—	111,769
Totals	$508,988	$(101,292)	$(313,229)	$94,467

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

December 31, 2013		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(101,292)	$101,292	$—	$—
Futures Contracts	(1,503)	—	1,599	96
Totals	$(102,795)	$101,292	$1,599	$96

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2014 and September 30, 2013.

		Income (Loss) Recognized
		For the Quarter Ended		For the Nine Months Ended
Derivatives	Location on condensed consolidated statements of operations	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$—	$380	$—	$380
Interest income	Realized loss on derivatives	3,511	4,306	10,253	13,464
Interest expense	Realized loss on derivatives	(37,940)	(43,725)	(113,328)	(119,456)
Changes in fair value	Unrealized gain (loss) on derivatives	15,341	(5,257)	(186,322)	395,237
		$(19,088)	$(44,296)	$(289,397)	$289,625
Interest rate swaptions:
Realized gain	Realized loss on derivatives	—	2,353	23,318	2,353
Changes in fair value	Unrealized gain (loss) on derivatives	(857)	(7,049)	(92,686)	19,591
		$(857)	$(4,696)	$(69,368)	$21,944
Futures Contracts:
Realized loss	Realized loss on derivatives	(226)	(576)	(1,134)	(1,914)
Changes in fair value	Unrealized gain (loss) on derivatives	224	485	1,088	1,834
		$(2)	$(91)	$(46)	$(80)
Totals		$(19,947)	$(49,083)	$(358,811)	$311,489

Note 9 – Commitments and Contingencies

Management Agreement with ARRM

As discussed in Note 14 “Related Party Transactions,” we are externally managed by ARRM pursuant to a management agreement (the “Management Agreement”), which was most recently amended on February 25, 2014. The Management Agreement entitles ARRM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

raised used to calculate the monthly management fee. At September 30, 2014, the effective management fee was 1.03% based on gross equity raised. The ARRM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ARRM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ARRM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2014 and December 31, 2013.

We are not party to any pending, threatened or contemplated litigation.

Note 10 – Stock Based Compensation

We adopted the 2009 Stock Incentive Plan (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”), subject to terms as provided in the Plan.

On May 8, 2014, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 2,000 to 15,000 shares and the Plan was amended accordingly. Approximately 150 shares awarded in 2013 were awarded subject to stockholder approval of an increase in the number of shares issuable under the Plan. Accordingly, those 150 shares are shown below as awarded during the nine months ended September 30, 2014.

Transactions related to awards for the nine months ended September 30, 2014 are summarized below:

	September 30, 2014
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	1,329	$6.94
Awards issued upon stockholders' approval of Plan amendment	150	$6.78
Vested	(318)	$7.08
Unvested Awards Outstanding end of period	1,161	$6.91

At September 30, 2014, there was approximately $4,744 of unvested non-cash stock based compensation related to the Awards (based on the September 30, 2014 stock price of $3.85 per share), that we expect to recognize as an expense over the remaining average service period of 2.0 years.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 11 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2014.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.05	$17,954
February 14, 2014	February 27, 2014	$0.05	$17,954
March 17, 2014	March 28, 2014	$0.05	$17,945
April 15, 2014	April 29, 2014	$0.05	$17,925
May 15, 2014	May 29, 2014	$0.05	$17,924
June 16, 2014	June 27, 2014	$0.05	$17,924
July 15, 2014	July 30, 2014	$0.05	$17,923
August 15, 2014	August 29, 2014	$0.05	$17,923
September 15, 2014	September 29, 2014	$0.05	$17,923
Total dividends paid			$161,395

The following table presents our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2014.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.17	$375
February 15, 2014	February 27, 2014	$0.17	$375
March 15, 2014	March 27, 2014	$0.17	$375
April 15, 2014	April 28, 2014	$0.17	$375
May 15, 2014	May 27, 2014	$0.17	$375
June 15, 2014	June 27, 2014	$0.17	$375
July 15, 2014	July 28, 2014	$0.17	$375
August 15, 2014	August 27, 2014	$0.17	$375
September 15, 2014	September 29, 2014	$0.17	$375
Total dividends paid			$3,375

The following table presents our Series B Preferred Stock dividend transactions for the nine months ended September 30, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.16	$927
February 15, 2014	February 27, 2014	$0.16	$927
March 15, 2014	March 27, 2014	$0.16	$927
April 15, 2014	April 28, 2014	$0.16	$927
May 15, 2014	May 27, 2014	$0.16	$927
June 15, 2014	June 27, 2014	$0.16	$927
July 15, 2014	July 28, 2014	$0.16	$927
August 15, 2014	August 27, 2014	$0.16	$927
September 15, 2014	September 29, 2014	$0.16	$927
Total dividends paid			$8,343

Equity Capital Raising Activities

The following table presents our equity transactions for the nine months ended September 30, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 27, 2014 through September 29, 2014	51	$4.19	$214

(1)	Weighted average price

Common Stock Repurchases

The following table presents our common stock repurchases for the nine months ended September 30, 2014.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 12, 2014 through March 14, 2014	600	4.31	$2,585

(1)	Weighted average price

Note 12 – Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarter and nine months ended September 30, 2014 and September 30, 2013.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income (loss)	$54,092	$(229,943)	$(35,875)	$353,732
Less: Preferred dividends	(3,905)	(3,905)	(11,718)	(10,308)
Net income (loss) available (related) to common stockholders	$50,187	$(233,848)	$(47,593)	$343,424

Weighted average common shares outstanding – basic	357,196	370,818	357,266	268,202
Add: Effect of dilutive non-vested awards, assumed vested	1,161	1,438	—	1,434
Weighted average common shares outstanding – diluted	358,357	372,256	357,266	269,636

Note 13 – Income Taxes

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarter and nine months ended September 30, 2014 and September 30, 2013.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
GAAP net income (loss)	$54,092	$(229,943)	$(35,875)	$353,732
Book to tax differences:
Changes in interest rate contracts	(14,709)	9,664	254,602	(418,819)
(Gains) Losses on Security Sales	9,304	225,676	(55,951)	247,393
Amortization of deferred hedging gains (costs)	344	(1,611)	1,099	(1,119)
Net premium amortization differences	—	—	(5,609)	—
Other	(44)	(7)	(32)	8
Estimated taxable income	$48,987	$3,779	$158,234	$181,195

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract.

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at September 30, 2014 by approximately $132,189, or approximately $0.37 per common share (based on the 357,275 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $57,675 and $173,113 for the quarter and nine months ended September 30, 2014. Our estimated REIT taxable income available to pay dividends was $48,987 and $158,234 for the quarter and nine months ended September 30, 2014. Realized losses on derivatives for the nine months ended September 30, 2014 include realized gains on swaptions of $23,318 which are amortized for tax purposes over the 10 year terms of the referenced interest rate swap contract. There were no realized gains on swaptions for the quarter ended September 30, 2014. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Net capital losses realized in 2013 and 2014 totaling $(579,322) and $(327,286) will be available to offset future capital gains realized through 2018 and 2019, respectively.

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

In accordance with the Management Agreement, we incurred $6,963 and $20,893 in management fees for the quarter and nine months ended September 30, 2014. For the quarter and nine months ended September 30, 2013, we incurred $6,483 and $20,985 in management fees.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and nine months ended September 30, 2014, we reimbursed ARRM $358 and $1,236, respectively, for other expenses incurred on our behalf and $216 and $694, respectively, for stock based compensation expense. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $396 and $1,179, respectively, for expenses incurred on our behalf and $236 and $871, respectively, for stock based compensation expense (see Note 10, “Stock Based Compensation” for additional discussion).

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC (“SBBC”), ARRM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. In October 2014, SBBC elected to continue to act as sub-managers for ARRM. As part of the Company’s founding in 2009, SBBC had the option to relinquish its sub-management agreement in exchange for a lump sum cash payment from us in November 2014. The option formula would have resulted in ARMOUR paying SBBC $33.6 million in cash and receiving the ongoing sub-management fee. SBBC allowed the option to expire unexercised.

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

Note 16 – Subsequent Events

On October 27, 2014, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on October 15, 2014.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. The securities we invest in are issued or guaranteed by a GSE, such as Fannie Mae, the Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. At September 30, 2014 and December 31, 2013, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

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

Pursuant to the Management Agreement, ARRM is entitled to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion.The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At September 30, 2014, the effective management fee was 1.03% based on gross equity raised. ARRM is entitled to receive a monthly management fee regardless of the performance of our securities portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. Our total management fee expense for the quarter and nine months ended September 30, 2014, was $6,963 and $20,893, respectively, compared to $6,483 and $20,985 for the quarter and nine months ended September 30, 2013.

We are required to take actions as may be reasonably required to permit and enable ARRM to carry out its duties and obligations. We are also responsible for any costs and expenses that ARRM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and nine months ended September 30, 2014, we reimbursed ARRM $358 and $1,236, respectively, for other expenses incurred on our behalf and $216 and $694, respectively, of stock based compensation expense. For the quarter and nine months ended September 30, 2013, we reimbursed ARRM $396 and $1,179, respectively, for expenses incurred on our behalf and $236 and $871, respectively, for stock based compensation expense (see Note 10 to the condensed consolidated financial statements).

Pursuant to a Sub-Management Agreement between ARMOUR, ARRM and Staton Bell Blank Check LLC (“SBBC”), ARRM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ARRM, net of expenses. In October 2014, SBBC elected to continue to act as sub-managers for ARRM. As part of the Company’s founding in 2009, SBBC had the option to relinquish its sub-management agreement in exchange for a lump sum cash payment from us in November 2014. The option formula would have resulted in ARMOUR paying SBBC $33.6 million in cash and receiving the ongoing sub-management fee. SBBC allowed the option to expire unexercised.

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

U.S. Government Mortgage Related Securities Market Intervention

At its January 29, 2014 and March 19, 2014 meetings, the Fed decided to trim its monthly Agency Securities purchases to $30.0 billion for February and March 2014, and $25.0 billion for April 2014, respectively, down from $40.0 billion in 2013. Longer term U.S. Treasury Securities purchases were trimmed at a pace of $35.0 billion for February and March 2014, and $30.0 billion for April 2014, respectively, down from $45.0 billion in 2013. At its most recent meeting on September 17, 2014, the Fed decided to further trim its monthly Agency Securities purchases to $5.0 billion for October 2014, down from $10.0 billion in August and September 2014, and $15.0 billion in July 2014. Longer term U.S. Treasury Securities monthly purchases were also trimmed again to $10.0 billion for October 2014, down from $15.0 billion in August and September, and $20.0 billion in July. These actions were to keep in place the Fed's highly accommodative stance of monetary policy. As part of that policy, the Fed announced at its September 17, 2014 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and curbing inflation to 2%.

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

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published Basel III. Under which, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Beginning with the Tier 1 common equity and Tier 1 capital ratio requirements, Basel III will be phased in incrementally between January 1, 2013 and January 1, 2019. The final package of Basel III reforms were approved by the Group of Twenty Finance Ministers and Central Bank Governors in November 2010 and are subject to individual adoption by member nations, including the U.S. The U.S. has adopted rules that implement certain elements of the Basel III reforms in the U.S.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to September 2014.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

Our primary source of income is the interest income we earn on our securities portfolio. Our net income (loss) for the quarter and nine months ended September 30, 2014 available (related to) common stockholders was $50,187 and $(47,593), or $0.14 and $(0.13) per basic and diluted weighted average common share, respectively. These results compare to net (loss) income of $(233,848) and $343,424 available to common stockholders or $(0.63) per basic and diluted weighted average share and $1.28 per basic and $1.27 per diluted weighted average common share, respectively, for the quarter and nine months ended September 30, 2013. The main factor for the difference between the periods in 2013 to the corresponding periods in 2014, were the changes in value from our derivatives.

At September 30, 2014 and December 31, 2013, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.88% and 102.57%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
September 30, 2014	2.68%	1.25%	1.43%	0.38%
June 30, 2014	2.86%	1.40%	1.46%	0.39%
March 31, 2014	3.19%	1.37%	1.82%	0.41%
December 31, 2013	2.98%	1.38%	1.60%	0.43%
September 30, 2013	2.60%	1.36%	1.24%	0.41%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
Average Principal Prepayment Rate Annualized
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
10 Year Treasury Rate
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

During the quarter and nine months ended September 30, 2014, we realized (losses) of $(34,655) and $(80,891), respectively, related to our derivatives. During the quarter and nine months ended September 30, 2013, we realized (losses) of $(37,262) and $(105,173), respectively, related to our derivatives. We increased our total interest rate swap contracts aggregate notional balance from $10,220,000 at December 31, 2013 to $11,030,000 at September 30, 2014. At September 30, 2014 and December 31, 2013, our interest rate swap contracts had a weighted average swap rate of 1.60% and a weighted average term of 67 months and 69 months, respectively. We decreased our total interest rate swaptions notional balance from $5,750,000 at December 31, 2013 to $3,450,000 at September 30, 2014. Our interest rate swaptions had an underlying weighted average swap rate of 3.02% and 2.86%, respectively, and a weighted average term of 0 months and 8 months, respectively, at September 30, 2014 and December 31, 2013. Our total Futures Contracts notional amount was $25,000 at December 31, 2013 and September 30, 2014. Our Futures Contracts had a weighted average swap equivalent rate of 2.13% and weighted average term of 8 months and 13 months at September 30, 2014 and December 31, 2013. Unrealized gains (losses) on derivatives totaled $14,708 and $(277,920), respectively, for the quarter and nine months ended September 30, 2014. Unrealized (losses) gains on derivatives totaled $(11,821) and $416,662, respectively, for the quarter and nine months and September 30, 2013. Unrealized gains and losses on derivatives are driven largely by changes in reference interest rates. The bellwether 10 year treasury rates shown above is generally representative of historical interest rate trends, however the various specific reference interest rates underlying our derivatives may exhibit larger or smaller movements from time to time.

Net Interest Income

Our net interest income for the quarter and nine months ended September 30, 2014 was $92,315 and $295,300, respectively. Our net interest income for the quarter and nine months ended September 30, 2013 was $94,519 and $317,246, respectively. Interest income, net of amortization of premium on Agency Securities was $107,481 and $344,455 for the quarter and nine months ended September 30, 2014, compared to $112,418 and $384,215 for the quarter and nine months ended September 30, 2013. At September 30, 2014 and December 31, 2013, our securities portfolio consisted of $13,669,810 and $14,648,178 of Agency Securities, respectively. Interest expense for repurchase agreements was $15,006 and $44,732 for the quarter and nine months ended September 30, 2014, compared to $17,899 and $66,969 for the quarter and nine months ended September 30, 2013. At September 30, 2014 and December 31, 2013, the balance on our repurchase agreements was $15,455,085 and $13,151,504, respectively. Interest expense for U.S. Treasury Securities sold short was $160 and $4,423 for the quarter and nine months ended September 30, 2014. There was no interest expense for U.S. Treasury Securities sold short for the quarter and nine months ended September 30, 2013. We sold short $1,011,705 and $2,789,560 of U.S. Treasury Securities during the nine months ended September 30, 2014 and September 30, 2013, respectively.

Gains and Losses on Sale of Agency Securities

During the quarter and nine months ended September 30, 2014, we sold $3,646,212 and $10,428,693 of Agency Securities, which resulted in realized (losses) gains of $(12,390) and $68,646, respectively. During the quarter and nine months ended September 30, 2013, we sold $6,037,750 and $10,969,751 of Agency Securities to reposition our portfolio resulting in realized losses of $(300,960) and $(261,569), respectively.

Gains and Losses on U.S. Treasury Securities

During the nine months ended September 30, 2014, we sold short $1,011,705 of U.S. Treasury Securities. During the quarter ended September 30, 2014, we did not sell any U.S. Treasury Securities. In July 2014, we purchased $1,024,400 of U.S. Treasury Securities to close out the short positions resulting in a net realized loss of $(12,695). During the nine months ended September 30, 2013, we sold short $2,789,560 of U.S. Treasury Securities. During the quarter ended September 30, 2013, we did not sell any U.S. Treasury Securities. During the quarter and nine months ended September 30, 2013, we had purchases of $1,840,683 and $2,775,384, respectively, of U.S. Treasury Securities resulting in a realized gains of $35,255 and $14,176, respectively.

Other Than Temporary Impairment of Agency Securities

We evaluated our Agency Securities with unrealized losses at September 30, 2014, September 30, 2013 and December 31, 2013, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At September 30, 2014, September 30, 2013 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the quarters ended September 30, 2014 and September 30, 2013. At December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $401,500 in our 2013 statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6,800,000 at December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

Expenses

Our total expenses for the quarter and nine months ended September 30, 2014 were $8,972 and $28,315, respectively, as compared to $9,684 and $27,620, respectively, for the quarter and nine months ended September 30, 2013. Our total management fee expense for the quarter and nine months ended September 30, 2014, was $6,963 and $20,893, respectively, compared to $6,483 and $20,985 for the quarter and nine months ended September 30, 2013. Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate has generally declined over time. Professional fees were $616 and $2,791, respectively, for the quarter and nine months ended September 30, 2014 compared to $773 and $2,299 for the quarter and nine months ended September 30, 2013.

Taxable Income

See Note 13 to the condensed consolidated financial statements for information regarding our taxable income.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the quarter and nine months ended September 30, 2014, other comprehensive (loss) income totaled $(111,643) and $145,252, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. During the quarter and nine months ended September 30, 2013, other comprehensive income (loss) totaled $249,182 and $(821,418), respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities. The 2014 other comprehensive income amounts reflect recoveries from the closing 2013 price levels in the first half of 2014 followed by declines in the third quarter.

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

The tables below summarize certain characteristics of our Agency Securities at September 30, 2014 and December 31, 2013.

September 30, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$132,997	$140,283	3.66%	16.47%	5	1.00%
Multi-Family MBS	767,405	792,747	3.36%	0.00%	115	5.90%
10 Year Fixed	5,148	5,568	4.68%	10.72%	109	0.00%
15 Year Fixed	7,813,699	8,183,042	3.34%	7.44%	166	59.80%
20 Year Fixed	4,357,457	4,548,170	3.52%	8.54%	207	33.30%
Total or Weighted Average	$13,076,706	$13,669,810	3.41%	7.46%	175	100.00%
(1) Weighted average for all prepayments during the quarter ended September 30, 2014, including prepayments related to Agency Securities purchased or sold during the quarter.

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

At September 30, 2014, we had investment related receivables of $3,002,570 with respect to unsettled sales of Agency Securities. We did not have any investment related payables at September 30, 2014. At December 31, 2013, we had investment related payables of $159,159 with respect to unsettled purchases of Agency Securities. We did not have any investment related receivables at December 31, 2013.

Our net interest income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our securities portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our securities portfolio and our hedging strategy.

At September 30, 2014 and December 31, 2013, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 5 months and 16 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with several investment banking firms and other lenders, 30 of which we had done repurchase trades with at September 30, 2014 and 27 of which we had done repurchases trades with at December 31, 2013. We had outstanding balances under our repurchase agreements at September 30, 2014 and December 31, 2013 of $15,455,085 and $13,151,504, respectively, consistent with the increase in our Agency Securities in our securities portfolio.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At September 30, 2014 and December 31, 2013, the notional value of our derivatives was 107.21% and 110.69%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At September 30, 2014 and December 31, 2013, we had interest rate swap contracts with an aggregate notional balance of $11,030,000 and $10,220,000, respectively. At September 30, 2014 and December 31, 2013, we had entered into interest rate swaptions with an aggregate notional balance of $3,450,000 and $5,750,000, respectively. In addition, at September 30, 2014 and December 31, 2013, we had purchased or sold Futures Contracts with an aggregate notional balance of $25,000. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized net losses of $(19,947) and $(358,811), respectively, for the quarter and nine months ended September 30, 2014, related to our derivatives. We recognized net (losses) gains of $(49,083) and $311,489, respectively, for the quarter and nine months ended September 30, 2013, related to our derivatives. For the quarter and nine months ended September 30, 2014, the net unrealized change in the fair value of our Agency Securities (decreased) increased by $(124,033) and $213,898, respectively. This compares to a decrease of $(51,778) and $(1,082,987), respectively, for the quarter and nine months ended September 30, 2013.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014, we issued 51 shares of common stock under our common stock DRIP and raised additional net proceeds of approximately $214. During the nine months ended September 30, 2014, we repurchased 600 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $2,585. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of the Management Agreement. However, pursuant to the Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

At September 30, 2014, we financed our securities portfolio with approximately $15,455,085 of net borrowings under repurchase agreements. Our leverage ratio at September 30, 2014, was 8.42 to 1. At September 30, 2014, our liquidity totaled $969,967, consisting of $542,789 of cash plus $427,178 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the nine months ended September 30, 2014, we purchased $10,738,277 of Agency Securities using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2014, we received cash of $1,288,023 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $214 from common equity issuances under our common stock DRIP. We had a net cash increase from our repurchase agreements of $2,303,581 for the nine months ended September 30, 2014 and made cash interest payments of approximately $197,100 on our liabilities for the nine months ended September 30, 2014. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $3,021 of cash collateral posted to counterparties and decreased our liability by $250,524 for cash collateral posted by counterparties at September 30, 2014.

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

Repurchase Agreements

$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
in millions
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
End of Month Balance

See Note 7 to the condensed consolidated financial statements for more information.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At September 30, 2014 and December 31, 2013, our total net borrowings were approximately $15,455,085 and $13,151,504 (excluding accrued interest), respectively. At September 30, 2014 and December 31, 2013, we had a leverage ratio of approximately 8.42:1 and 6.92:1, respectively.

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

Stockholders’ Equity

See Note 11 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At September 30, 2014 and December 31, 2013, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2014 and December 31, 2013, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the condensed consolidated financial statements.

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

"Haircut" means the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

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

“SBBC” means Staton Bell Blank Check LLC

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. At September 30, 2014, substantially all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2014 and December 31, 2013, assuming a static securities portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ARRM’s expectations. The analysis presented utilized assumptions, models and estimates of ARRM based on ARRM's judgment and experience.

September 30, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	3.27%	(0.03)%
0.50%	2.00%	0.18%
(0.50)%	11.85%	0.07%
(1.00)%	8.38%	(0.67)%

December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	2.29%	(0.71)%
0.50%	0.01%	(0.44)%
(0.50)%	6.65%	0.54%
(1.00)%	5.35%	1.08%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2014. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 28, 2014, our Board adopted and approved the Amended and Restated Bylaws of the Company (the “Bylaws”).  The amendment was effective immediately. The principal amendment to the Bylaws was to change our director vote requirement from a “plurality” vote standard to a “majority” vote standard in uncontested elections. We previously used a plurality vote standard in all director elections, which standard will continue to apply in any contested election. Our Board also amended the Bylaws to provide that any director nominee who is an incumbent director but who is not elected by the vote required in the Bylaws, and with respect to whom no successor has been elected, shall promptly tender his or her offer to resign to our Board for its consideration following certification of the stockholder vote. Within 90 days following certification of the stockholder vote, our Nominating and Corporate Governance Committee (the “NCG Committee”) shall consider the tendered resignation offer and make a recommendation to our Board whether or not to accept such offer, and our Board shall act on the NCG Committee’s recommendation.  In determining whether to accept the resignation, our NCG Committee and Board may consider any factors they deem relevant in deciding whether to accept a director’s resignation, including, among other things, whether accepting the resignation of such director would cause the Company to fail to meet any applicable stock exchange or U.S. Securities and Exchange Commission (“SEC”) rules or requirements. Thereafter, our Board shall promptly and publicly disclose its decision-making process regarding whether to accept the director’s resignation offer or the reasons for rejecting the resignation offer, if applicable, on a Form 8-K. A director who tenders his or her resignation shall not participate in the NCG Committee’s recommendation or our Board’s action regarding whether to accept such resignation offer. If our Board does not accept the director’s resignation, the director will continue to serve until the next annual meeting of stockholders and until the director’s successor is duly elected and qualified or until the director’s earlier resignation as provided for in the Bylaws or removal as provided for by the Maryland General Corporate Law.

A copy of the Bylaws are attached to this report as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 29, 2014	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	ARMOUR Residential REIT, Inc. Amended and Restated Bylaws, as amended on October 28, 2014 (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

(2)	Furnished herewith