Form 10-K
period 2014-12-31
Armour Residential REIT, Inc.
filed 2015-02-24
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

(772) 617-4340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Preferred Stock, 8.250% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock, 7.875% Series B Cumulative Redeemable	New York Stock Exchange
Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

On June 30, 2014, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,526,549,809, based on the closing sales price of our common stock on such date as reported on the NYSE.

The number of outstanding shares of the Registrant’s common stock as of February 23, 2015 was 353,163,549.

Documents Incorporated By Reference

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARMOUR Residential REIT, Inc. and Subsidiary
TABLE OF CONTENTS

 PART I

Item 1. Business

References to “we,” “us,” “our,” "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement, changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership and continued as the manager under the same Management Agreement (the "Conversion"). Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Our Company

We are an externally managed Maryland corporation incorporated in 2008, managed by ACM, an investment advisor registered with the SEC (see Note 9 and 14 to the consolidated financial statements). We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as the Fannie Mae, Freddie Mac or guaranteed by Ginnie Mae (collectively, Agency Securities). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At December 31, 2014 and December 31, 2013, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT.

We have elected to be taxed as a REIT under the Code. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

Our Strategies

Our primary goal is to provide an attractive risk adjusted return on stockholders' equity by acquiring Agency Securities, financing our acquisitions in the capital markets, using targeted leverage ratios and employing risk management. We seek to achieve this goal through the thoughtful and opportunistic application of our asset acquisition, leverage and interest rate management strategies.

Our Assets

Since our formation, our assets have been invested in Agency Securities or money market instruments, primarily deposits at federally chartered banks.

Our Borrowings

We borrow against our Agency Securities using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our Agency Securities. Our total repurchase indebtedness was approximately $13,881,921 at December 31, 2014, and had a weighted average maturity of 60 days. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our total stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Our Hedging

We use derivatives to reduce the impact of interest rate fluctuations on our cost of funding consistent with our REIT tax requirements. These techniques primarily consist of entering into interest rate swap contracts, swaptions and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes.

To the extent that changes in the swap and futures rates correlate with changes in mortgage rates, changes in the fair values of our derivatives will tend to offset changes in the fair values of our Agency Securities. The actual extent of such offset will depend on the relative size of our portfolios of derivatives and Agency Securities and the actual correlation of rate changes.  However, changes in the fair value of our derivatives are reported in net income, while changes in the fair values of our Agency Securities are reported directly in our total stockholders’ equity. Therefore, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our reported results of operations are likely to fluctuate far more than if we used cash flow hedge accounting. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

Our Manager

We are externally managed by ACM, pursuant to the Management Agreement (see Note 9 and Note 14 to the consolidated financial statements). All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement runs through June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. ACM is entitled to receive a termination fee from us under certain circumstances.

Pursuant to the Management Agreement, ACM is entitled to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion.The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2014, the effective management fee was 1.03% based on gross equity raised of $2,697,223. ACM is entitled to receive a monthly management fee regardless of the performance of our securities portfolio. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings or realized losses and may cause us to incur losses. Our total management fee expense for the year ended December 31, 2014, was $27,857 compared to $28,141 for the year ended December 31, 2013 and $19,459 for the year ended December 31, 2012, respectively.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012 we reimbursed ACM $2,204, $1,550 and $52, respectively for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $900 and $1,097 for the years ended December 31, 2014 and December 31, 2013. There was no stock based compensation recognized for the year ended December 31, 2012.

Pursuant to a Sub-Management Agreement between ARMOUR, ACM and SBBC, ACM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ACM, net of expenses. In October 2014, SBBC elected to continue to act as sub-managers for ACM. As part of the ARMOUR’s commencement of operations as a public company in 2009, SBBC had the option to relinquish its sub-management agreement in exchange for a lump sum cash payment from us in November 2014. The option formula would have resulted in ARMOUR paying SBBC $33,559 in cash and receiving the ongoing sub-management fee. SBBC allowed the option to expire unexercised. In connection with the conversion, SBBC became substantially wholly owned by ACM, effective January 1, 2015.

Other Activities

If, when applicable, ACM and the Board determine that additional funding is required, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time.

On March 5, 2014, our Board increased the authorization under the Repurchase Program to 50,000 shares of our common stock outstanding. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the year ended December 31, 2014, we repurchased 4,804 shares of our common stock under the Repurchase Program for an aggregate cost of $18,362. At December 31, 2014, there were 45,196 remaining shares authorized for repurchase under our Repurchase Program.

Real Estate Investment Trust Requirements

We have elected to be taxed as a REIT under the Code. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. We also must satisfy other ongoing REIT requirements under the Code, including meeting certain asset, income and stock ownership tests. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

Distributions

In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to timely distribute, with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy these requirements, we presently intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of MGCL and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate related assets." In satisfying this 55% requirement we treat Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We currently treat Agency Securities in which we hold less than all of the certificates issued by the pool ("partial pool" securities) as real estate related assets and not qualifying real estate interests.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance and interpretations from the SEC staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. For example, such changes might require us to employ less leverage in financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

Compliance with NYSE Corporate Governance Standards

We comply with the corporate governance standards of the NYSE. Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors and a majority of our directors are “independent” in accordance with the rules of the NYSE.

Competition

Our success depends, in large part, on our ability to acquire assets with favorable margins over our borrowing costs. In acquiring Agency Securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exclusion under the 1940 Act). In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including Agency Securities and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.An increase in competition for financing could adversely affect the availability and cost of our financing.

Employees

We are managed by ACM pursuant to the Management Agreement between us and ACM. We do not have any employees. As of December 31, 2014, ACM had 19 employees.

Facilities

Our principal offices are located at:

ARMOUR Residential REIT, Inc.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.armourreit.com. Our investor relations website can be found under the “Investor Relations” tab at www.armourreit.com. We make available on our website under “SEC filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on our website, our corporate governance documents, including our code of business conduct and ethics. Any amendments or waivers thereto will be provided on our website within four business days following the date of the amendment or waiver. Information provided on our website is not part of this Annual Report on Form 10-K and not incorporated herein.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis and are required to disclose certain material events in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

Risks Related to Our Business

Our lenders may insist on financing terms that result in reducing availability and/or increasing the cost of our financing or may terminate our financing.

In order to achieve a competitive return to our investors, we use financial leverage to hold a portfolio of Agency Securities that is several times larger than our total stockholders’ equity. Our borrowings are essentially all in the form of repurchase agreements where we nominally sell Agency Securities to counterparties with an agreement to repurchase them at a later date. The sale and purchase prices are set several percentage points below the current fair value of the Agency Securities. This “haircut” percentage provides the counterparty with excess collateral to secure their loan and provides us with an incentive to complete the repurchase transaction on schedule.

There is a risk that our counterparties might be unwilling to continue to extend repurchase financing to us. Changes in regulation, market conditions or the financial position or business strategy of our counterparties could cause them to reduce or terminate our repurchase financing facilities. There is also a risk that counterparties insist on higher haircut percentages, interest rates or other terms that have the practical effect of reducing availability and/or increasing the cost of our financing. If we are unable to maintain adequate levels of funding, we would be required to reduce the size of our Agency Securities portfolio and our net interest income would decline.

We attempt to mitigate our funding risk by maintaining repurchase funding relationships with a variety of counterparties that are diversified as to size, character and primary regulatory jurisdiction. We also monitor our borrowing levels with each counterparty, attempt to establish appropriate additional business relationships beyond our borrowing and regularly communicate with their credit and business officers responsible for our relationship. From time to time, we explore new funding structures and opportunities, but there can be no assurance that any such additional funding will become available on attractive terms.

Our ability to buy or sell our securities and derivatives may be severely limited or not profitable and we may be required to post additional collateral in connection with our financing and derivatives.

Our Agency Securities and our hedging derivatives are traded in the over-the-counter market. Therefore, we must buy and sell our securities and derivatives in privately negotiated transactions with banks, brokers, dealers, or principal counter parties such as originators, the GSEs and other investors. Without the benefit of a securities exchange, there may be times when the supply of or demand for the Agency Securities and derivatives we wish to buy or sell is severely limited. The bid-ask spread between the prices at which we can purchase and sell Agency Securities and derivatives may also become temporarily wide relative to historical levels. This could exacerbate our losses or limit our opportunities to profit during times of market stress or dislocation. We attempt to mitigate this risk by concentrating our investments in Agency Securities that have more widespread trading interest resulting in deeper and more liquid trading.

All of our repurchase financing and our hedging derivatives have daily collateral maintenance requirements and a substantial portion of our Agency Securities are pledged as collateral. These collateral requirements are monitored by our counterparties and we may be required to post additional collateral when the value of our posted collateral declines and/or the fair value of our net liability under a derivative increases. We attempt to mitigate this risk by moderating the amount of our financial leverage, monitoring collateral maintenance requirements and timely calling for collateral (or a return of collateral) from our counterparties on financing positions and derivatives, and maintaining reserve liquidity in the form of cash or unpledged Agency Securities that are widely acceptable as collateral. By concentrating our investments in more liquid Agency Securities, we also seek to be able to quickly sell positions and reduce our financial leverage if necessary.

Changes in interest rates may impact our level of net interest income and stockholders' equity and we may not be able to successfully mitigate such interest rate risks.

We invest predominately in Agency Securities backed by loans with fixed interest rates, and to a lesser extent from time to time, in Agency Securities backed by loans with interest rates that adjust no more frequently than annually. The interest rates on our repurchase financing generally adjust quarterly or more frequently. This mismatch in the interest rate terms between our assets and our liabilities is the primary source of our ability to generate positive net income because long-term interest rates tend to be higher than short-term rates.

Short-term and long-term interest rates do not always move together. Changes in short-term rates will most significantly impact our level of net interest income, with rising rates likely to reduce our net interest income. Changes in long-term rates will initially impact the fair value of our Agency Securities, with rising interest rates reducing their fair value. Changes in the fair values of our Agency Securities are generally not reflected in our net income or our earnings per share, but rather are reflected directly in our stockholders’ equity. Over longer periods of time, rising long-term interest rates will provide us the opportunity to reinvest principal receipts and otherwise acquire additional Agency Securities with higher yields.

We attempt to mitigate interest rate risk by moderating the amount of our financial leverage, diversifying our portfolio of Agency Securities across both maturities and interest rate coupons, and economic hedging with derivatives. For example, we enter into interest rate swaps that require us to pay fixed rates and receive variable rates. These swaps are designed to offset the fluctuations in the interest costs of our repurchase financing due to movements in short-term interest rates. We record our derivatives at fair value and periodic changes in fair value are reflected in our net income and earnings per share. To the extent that fair value changes on derivatives offset fair value changes in our Agency Securities, the fluctuation in our stockholders’ equity will be lower. However, our income statement volatility will not be reduced, because the fair value changes in our Agency Securities are reflected directly in stockholders’ equity. Rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

Factors beyond our control may increase the prepayment speeds on our Agency Securities, thereby reducing our interest income.

At December 31, 2014, approximately 91.75% of our Agency Securities were backed by loans where the underlying borrowers may prepay their loans without premium or penalty. Also, when borrowers default on their loans, the GSE that issued or guaranteed our Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.

We experience prepayments on our Agency Security every month and the speed of prepayments can vary widely from month to month and across individual Agency securities. Factors driving prepayment speeds include the rate of new and existing home sales, the level of borrower refinancing activities and the frequency of borrower defaults. Such factors are themselves influenced by government monetary, fiscal and regulatory policies and general economic conditions such as the level of and trends in interest rates, GDP, employment and consumer confidence. Prepayment expectations are an integral part of pricing Agency Securities in the marketplace. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income.

We consider our expectations of future prepayments when evaluating the prices at which we purchase and sell Agency Securities. We attempt to mitigate the risk of unexpected prepayments by identifying characteristics of the underlying loans, such as the loan size, coupon rate, loan age and maturity, geographic location, borrower credit scores and originator/servicer that might predict relatively faster or slower prepayment speed tendencies for a particular Agency Security. Agency Securities with characteristics expected to be favorable often command marginally higher prices, or “pay ups.” We seek to purchase Agency Securities with favorable prepayment characteristics when the required pay ups are relatively lower and may sell our Agency Securities when their pay ups are relatively higher.

Volatility in the relationships between the market prices and yields for our securities and certain benchmark prices and interest rates can adversely affect our net income, earnings per share and stockholders' equity.

The market prices and yields for Agency Securities and interest rate derivatives like those we hold are generally correlated over time to each other and to certain benchmark prices and interest rates, such as those for U.S. Treasury Securities. Those correlations are never perfect, and can vary widely on occasion, particularly in times of market stress. This variation in the “spread” relationship among the market yields, and therefore prices, of different instruments can result in our hedging positions being not as effective than normally would be expected, exposing us to the risk of unexpected volatility in our net income, earnings per share, and total stockholders’ equity.

Spread risk is difficult and expensive to hedge effectively. Avoiding holding Agency Securities with interest rate spread risk would severely limit our opportunity to generate net interest income because low spread risk investments, such as U.S. Treasury Securities, usually have substantially lower yields. Our efforts to mitigate spread risk are limited to attempting to identify characteristics that might cause particular Agency Securities to have relatively higher or lower spread risk under potential future market conditions. Such characteristics include characteristics of the underlying loans and current market premium levels. All other things being equal, we attempt to overweight our securities portfolio with Agency Securities that have marginally lower spread risk. However, other investment considerations, such as prepayment risk, tend to overshadow spread risk in our selection of Agency Securities.

We may not be able to minimize potential credit risks that could arise in the event of bankruptcy of one or more of our counterparties.

Substantially all of our Agency Securities are issued or guaranteed by GSEs, which we consider the functional equivalent of the full faith and credit of the U.S Government. Our primary credit risk relates to our exposure to our counterparties for the amount of the excess collateral they hold to secure our repurchase financing and derivative obligations. We would typically become a general unsecured creditor for that amount in the event of the bankruptcy of a counterparty.

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2014 we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will continue to be adequate for the longer-term viability of these GSEs. These uncertainties may lead to concerns about the availability of and trading market for Agency Securities in the long term. Accordingly, if the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securities and our business, operations and financial condition could be materially and adversely affected.

The passage of any new federal legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by them. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency Securities. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the Agency Securities in which we invest and otherwise materially adversely affect our business, operations and financial condition.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. Under the Dodd-Frank Act, most swaps will eventually be required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. However, we do not currently anticipate qualifying for an exception. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, record keeping and reporting requirements; and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the CFTC. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

We cannot predict the impact of future Fed monetary policy on the prices and liquidity of Agency Securities or other securities in which we invest, although Fed action could increase the prices of our target assets and reduce the spread on our investments.

Since 2008, the Fed has conducted various quantitative easing programs of buying Agency and U.S. Treasury Securities intended to expedite an economic recovery, stabilize prices, reduce unemployment and improve business and household spending. The Fed's most recent round of this quantitative easing ended in September 2014. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool Non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency Securities and Non-Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency Securities and Non-Agency Securities that are not whole pools, such as CMOs and commercial mortgage backed securities. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

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

As described above, we conduct our operations so as not to become required to register as an investment company under the 1940 Act based on current laws, regulations and guidance. Although we monitor our portfolio, we may not be able to maintain this exclusion under the 1940 Act. If we were to fail to qualify for this exclusion in the future, we could be required to restructure our activities or the activities of our subsidiaries, if any, including effecting sales of assets in a manner that, or at a time when we would not otherwise choose, which could negatively affect the value of our stock, the sustainability of our business model and our ability to make distributions. The sale could occur during adverse market conditions and we could be forced to accept a price below that which we believe is appropriate.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance and interpretations from the SEC and its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations or business. The SEC or its staff may issue new interpretations of the Section 3(c)(5)(C) exclusion causing us to change the way we conduct our business, including changes that may adversely affect our ability to achieve our investment objective. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exclusion from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act.

Failure to maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Rules adopted under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as swaps. Under these rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as CPOs. Under the rules, which became effective on October 12, 2012 for those who became CPOs solely because of their use of swaps, CPOs must register with the NFA, which requires compliance with NFA's rules, and are subject to regulation by the CFTC including with respect to disclosure, reporting, record keeping and business conduct.

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

On December 7, 2012, the CFTC staff issued a no-action letter (CFTC Staff Letter 12-44) to provide exemptive relief to mortgage REITs that claim such relief. On December 11, 2012, we submitted our claim and our directors do not intend to register as CPOs with the NFA. To comply with CFTC Staff Letter 12-44, we are restricted to operating within certain parameters discussed in the no-action letter.  For example, the exemptive relief limits our ability to enter into interest rate hedging transactions such that the initial margin and premiums for such hedges will not exceed five percent of the fair market value of our total assets.

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

We are highly dependent on information and communications systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and negatively affect the market price of our common stock and our ability to distribute dividends.

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

We have not established a minimum dividend payment level and there are no guarantees of our ability to pay dividends in the future.

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

 Future issuances or sales of stock could cause our stock price to decline.

Sales of substantial amounts of our stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.

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

We have very broad investment guidelines and our Board will not approve each investment and financing decision made by ACM.

We are authorized to invest in Agency Securities and Non-Agency Securities backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. ACM is authorized to invest and obtain financing on our behalf within these guidelines. Our Board periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to, review all of our investments on an individual basis or in advance. In conducting periodic reviews, our Board relies primarily on information provided to it by ACM. Furthermore, ACM may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board determines that they are not consistent with our investment guidelines. In addition, because ACM has a certain amount of discretion in investment, financing and hedging decisions, ACM’s decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.

We may change our target assets, financing and investment strategy and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.

Within our overall investment guidelines, we may change our target assets financing strategy, and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. Our Board also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, financing strategy, investment guidelines and other operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Risks Related to Our Management and Conflicts of Interest

We depend on ACM and particularly key personnel including Mr. Ulm and Mr. Zimmer. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally managed company, we depend on the diligence, experience and skill of ACM for the selection, acquisition, structuring, hedging and monitoring of our MBS and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months. Because we have no employees, the loss of ACM and particularly Mr. Ulm and Mr. Zimmer could harm our business, financial condition, cash flow and results of operations.

Messrs. Ulm and Zimmer have a long-term relationship with AVM and we have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions.  We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We rely on AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, we will be increasingly dependent on AVM to provide us with timely, effective services. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM. Until we elect to move those services in-house, we will remain dependent on AVM or other third-parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third-parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ACM’s experience will enable them to fill any needs created by discontinuing a relationship with AVM.

There are conflicts of interest in our relationship with ACM and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates. Each of our executive officers and our non-independent directors are also affiliated with JAVELIN and they will not be exclusively dedicated to our business. Entities affiliated with Mr. Ulm and Mr. Zimmer are the general partners of ACM and each of Mr. Ulm, Mr. Zimmer, Mr. Staton and Mr. Bell is a limited partner in ACM and a stockholder of JAVELIN.

The Management Agreement with ACM may create a conflict of interest and its terms, including fees payable to ACM, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ACM. ACM maintains a contractual and fiduciary relationship with us. The Management Agreement with ACM does not prevent ACM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ACM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ACM and there is no guarantee that this allocation would be made in the best interest of our stockholders. We are not entitled to receive preferential treatment as compared with the treatment given by ACM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ACM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ACM and its respective officers and employees to engage in other business activities, including their activities related to JAVELIN, may reduce the time spent managing our activities.

We compete with current and future investment entities affiliated with ACM.

There are conflicts of interest in allocating investment opportunities among us and other funds, investment vehicles and ventures managed by ACM. There is a significant overlap in the assets and investment strategies of us and JAVELIN. Although ACM may dedicate certain trading and investment personnel to serve us only, in most cases the same trading and investment personnel may provide services to both entities. ACM and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with us and therefore may compete with us for investment opportunities and ACM resources. ACM has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that ACM will always allocate every investment opportunity in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.

Resolution of potential conflicts of interest in allocation of investment opportunities.

In allocating investment opportunities among us and any other funds or accounts managed by them, ACM's personnel are guided by the principles that they will treat all entities fairly and equitably, they will not arbitrarily distinguish among entities and they will not favor one entity over another.

In allocating a specific investment opportunity among us and JAVELIN, ACM will make a determination, exercising their judgment in good faith, as to whether the opportunity is appropriate for each entity. Factors in making such a determination may include an evaluation of each entity's liquidity, overall investment strategy and objectives, the composition of the existing portfolio, the size or amount of the available opportunity, the characteristics of the securities involved, the liquidity of the markets in which the securities trade, the risks involved, and other factors relating to the entity and the investment opportunity. ACM is not required to provide every opportunity to each entity.

If ACM determines that an investment opportunity is appropriate for both us and JAVELIN, then ACM will allocate that opportunity in a manner that they determine, exercising their judgment in good faith, to be fair and equitable, taking into consideration all allocations among us and JAVELIN taken as a whole. ACM has broad discretion in making that determination, and in amending that determination over time.

In the future, ACM may adopt additional conflicts of interest resolution policies and procedures designed to support the equitable allocation and to prevent the preferential allocation of investment opportunities among entities with overlapping investment objectives.

If ACM ceases to be our investment manager, financial institutions providing any financing arrangements to us may not provide future financing to us.

Financial institutions that finance our investments may require that ACM continue to act in such capacity. If ACM ceases to be our manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, it is likely that we would be materially and adversely affected.

ACM’s failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk adjusted returns initially and consistently from time to time in the future would materially and adversely affect us.

Our ability to achieve our investment objective depends on ACM’s personnel and their ability to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk adjusted returns initially and consistently from time to time in the future. Accomplishing this result is also a function of ACM’s ability to execute our financing strategy on favorable terms.

The manner of determining the management fee may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio since it is based on our gross equity raised and not on our performance.

ACM is entitled to receive a monthly management fee that is based on the total of all gross equity raised (see Note 9 and Note 14 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ACM for a given month despite the fact that we could experience a net loss during that month. ACM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ACM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock. Further, the management fee structure gives ACM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ACM primarily based on the size of our equity raised and not on our financial returns to stockholders.

The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with ACM.

Termination of the Management Agreement with ACM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreement with ACM. We may not terminate the Management Agreement during the New Initial Term, as defined therein, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the Management Agreement provides that we will pay ACM a termination payment equal to the greater of (a) the base management fee as calculated immediately prior to the effective date of the termination of the Management Agreement pursuant to Section 10.2 of the Management Agreement for the remainder of the then current term, or (b) three times the base management fee paid to ACM in the preceding twelve-month period before such termination, calculated as of the effective date of the termination. This provision increases the effective cost to us of electing to terminate the Management Agreement, thereby adversely affecting our inclination to end our relationship with ACM, even if we believe ACM’s performance is not satisfactory.

ACM may terminate the Management Agreement at any time and for any reason upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the initial term, the Management Agreement will automatically renew for successive five-year renewal terms unless either we or ACM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the initial term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

ACM’s liability is limited under the Management Agreement and we have agreed to indemnify ACM and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which ACM would not be liable.

The Management Agreement limits the liability of ACM and any directors and officers of ACM for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

Pursuant to the Management Agreement, ACM will not assume any responsibility other than to render the services called for there under and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, will not be liable to us, our stockholders, any subsidiary of ours, the stockholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ACM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the Management Agreement, except if ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. We have agreed to indemnify ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the Management Agreement or pursuant to any underwriting or similar agreement to which ACM is a party that is related to our activities, unless ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. As a result, we could experience poor performance or losses for which ACM would not be liable.

In addition, our articles of incorporation provide that no director or officer of ours shall be personally liable to us or our stockholders for money damages. Furthermore, our articles of incorporation permit and our by-laws require, us to indemnify, pay or reimburse any present or former director or officer of ours who is made or threatened to be made a party to a proceeding by reason of his or her service to us in such capacity. Officers and directors of ours who are also officers and board members of ACM will therefore benefit from the exculpation and indemnification provisions of our articles of incorporation and by-laws and accordingly may not be liable to us in such circumstances.

The Management Agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third-party.

The Management Agreement that we entered into with ACM was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third-party. The terms of the Management Agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with ACM.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

Our executive officers and the employees of ACM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ACM allocate some, or a material portion, of their time to other businesses and activities. For example, each of our executive officers is also an officer of JAVELIN and an employee of ACM. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and the officers of JAVELIN and employees of ACM that we will face in making investment decisions on our behalf. Accordingly, we will compete with JAVELIN and ACM, and their existing activities, other ventures and possibly other entities in the future for the time and attention of these officers.

In the future, we may enter, or ACM may cause us to enter, into additional transactions with ACM or its affiliates. In particular, we may purchase, or ACM may cause us to purchase, assets from ACM or its affiliates or make co-purchases alongside

ACM or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between our interests and the interests of ACM and/or its affiliates in obtaining favorable terms and conditions.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. We believe we currently satisfy all the requirements of a REIT. However, the determination that we satisfy all REIT requirements requires an analysis of various factual matters and circumstances that may not be totally within our control. We have not requested and do not intend to request, a ruling from the IRS, that we qualify as a REIT. Accordingly, we are not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, the U.S. Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, which could make it more difficult or impossible for us to qualify as a REIT.

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

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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
For U.S. federal income tax purposes, we have incurred a net capital loss during our taxable year ending on December 31, 2014. Such net capital loss may be carried forward for five taxable years and generally used to offset taxable net capital gains realized during the carry forward period. Net capital losses realized in 2013 and 2014 totaling $(579,322) and $(341,850), respectively, will be available to offset future capital gains realized through 2018 and 2019, respectively. Any capital loss carry forward that we have not used to offset otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. However, excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our Agency Securities securing those debt obligations. For example, we may engage in non-REMIC CMO securitizations. We also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. These transactions may give rise to excess inclusion income that requires allocation among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. Some types of entities, including, without limitation, voluntarily employee benefit associations and entities that have borrowed funds to acquire their shares of our stock, may be required to treat a portion of or all of the dividends they receive from us as unrelated business taxable income.

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

ERISA Tax Risks

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

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Additional series of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our 2009 Stock Incentive Plan), or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any real estate or other physical properties. Pursuant to the Management Agreement, ACM maintains our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

Our company and ACM are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Series A Preferred Stock, Series B Preferred Stock and our common stock are currently listed on the NYSE under the symbols “ARR-PA,” "ARR-PB" and "ARR," respectively. Our warrants expired on November 7, 2013 and were previously listed on the NYSE MKT through November 1, 2013. On February 23, 2015, the per share price of our common stock as reported on the NYSE was $3.11.

The following table sets forth the range of high and low closing prices for our securities for the periods indicated as reported by the NYSE and NYSE MKT.

Quarter ended	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Warrants
	High	Low	High	Low	High	Low	High	Low
December 31, 2014	$25.50	$24.40	$24.43	$23.60	$4.07	$3.62	$—	$—
September 30, 2014	$25.66	$25.07	$24.64	$23.93	$4.35	$3.85	$—	$—
June 30, 2014	$25.51	$24.87	$24.65	$23.83	$4.43	$4.13	$—	$—
March 31, 2014	$25.26	$22.06	$24.49	$20.54	$4.36	$3.98	$—	$—
December 31, 2013 (1)	$23.20	$20.89	$21.72	$19.80	$4.45	$3.68	$0.00	$0.00
September 30, 2013	$25.23	$21.13	$24.28	$20.03	$4.69	$3.78	$0.01	$0.00
June 30, 2013	$26.09	$24.08	$25.50	$23.30	$6.50	$4.29	$0.03	$0.01
March 31, 2013 (2)	$26.07	$25.46	$25.04	$24.80	$7.18	$6.24	$0.05	$0.03
(1) For the Warrants this is for the period from October 1, 2013 through November 1, 2013 which was the final trading day determined by the NYSE MKT. The Warrants expired in accordance with the original terms on November 7, 2013.
(2) For the Series B Preferred Stock this is for the period commencing February 13, 2013 (date of issuance) through March 31, 2013.

Holders of Common Equity

As of February 23, 2015 we had 209 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on both classes of our preferred stock. For the year ended December 31, 2014, we have paid full cumulative dividends on our Series A Preferred Stock and our Series B Preferred Stock.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock and preferred stock, see Note 11 to the consolidated financial statements.

Total dividend payments to common stockholders were $215,163 and dividend payments to preferred stockholders were $15,620, respectively, for the year ended December 31, 2014. Our estimated REIT taxable income available to pay dividends was $199,420 for the year ended December 31, 2014. Our REIT taxable income and dividend requirements are determined on an annual basis. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

Stock Repurchase Program

The following table presents information regarding our common stock repurchases made during the three months ended December 31, 2014.

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 23, 2014 through December 31, 2014	4,204	$3.75	4,204	45,196
(1) All shares were repurchased pursuant to our Repurchase Program (see Note 3 to the consolidated financial statements).
(2) Weighted average price.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2009, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Returns
210
190
170
150
130
110
90
70
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
ARMOUR Residential REIT

	Period Ending
Index	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
FTSE NAREIT Mortgage Total Return Index	$100.00	$122.60	$119.63	$143.43	$140.62	$165.76
S&P 500 Total Return Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
ARMOUR Residential REIT	$100.00	$115.66	$126.36	$137.17	$99.68	$105.76

The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the years listed. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Balance Sheet Data:
Agency Securities, available for sale, at fair value	$15,297,529	$14,648,178	$19,096,562	$5,393,675	$1,161,851
Total Assets	$16,285,798	$15,732,517	$20,878,878	$6,207,747	$1,209,224
Repurchase agreements	$13,881,921	$13,151,504	$18,366,095	$5,335,962	$971,676
Total Stockholders' Equity	$1,749,291	$1,901,228	$2,307,775	$626,606	$108,709

Statement of Operations Data:
Interest income	$450,927	$505,443	$388,994	$117,638	$12,161
Interest expense-repurchase agreements	(59,562)	(83,113)	(61,195)	(11,856)	(1,207)
Interest expense-U.S. Treasury Securities sold short	(5,551)	(1,437)	—	—	—
Net Interest Income	$385,814	$420,893	$327,799	$105,782	$10,954
Total Other Loss	(527,264)	(570,796)	(80,143)	(105,462)	(2,885)
Total Expenses	(37,598)	(37,151)	(25,374)	(9,711)	(1,683)
Income tax benefit (expense)	—	10	24	(51)	151
Net Income (Loss)	$(179,048)	$(187,044)	$222,306	$(9,442)	$6,537
Dividends declared on preferred stock	(15,620)	(14,213)	(1,964)	—	—
Net Income (Loss) available (related) to common stockholders	$(194,668)	$(201,257)	$220,342	$(9,442)	$6,537
Net Income (loss) per share – common stock, Basic	$(0.54)	$(0.55)	$0.99	$(0.15)	$1.12
Net Income (loss) per share- common stock, Diluted	$(0.54)	$(0.55)	$0.98	$(0.15)	$1.12
Weighted average common shares outstanding- Basic	357,233	362,830	223,627	61,421	5,855
Weighted average common shares outstanding- Diluted	357,233	362,830	224,263	61,421	5,855
Cash dividends paid per common share	$0.60	$0.81	$1.20	$1.41	$1.52
Key Portfolio Statistics *
Average Agency Securities (1)	$15,784,528	$19,593,311	$14,270,813	$3,927,434	$369,193
Average Repurchase Agreements (2)	$15,206,938	$19,106,669	$12,922,455	$3,902,680	$362,183
Average Portfolio Yield (3)	2.86%	2.58%	2.73%	3.00%	3.29%
Average Cost of Funds (4)	1.36%	1.19%	0.96%	0.94%	0.45%
Interest Rate Spread (5)	1.49%	1.39%	1.76%	2.05%	2.85%
Return on Equity (6)	(10.24)%	(9.84)%	9.60%	(2.00)%	6.00%
Average Annual Portfolio Repayment Rate (7)	6.16%	10.03%	11.90%	13.20%	13.00%
Debt to Stockholders' Equity (8)	7.94:1	6.92:1	7.96:1	8.52:1	8.94:1
*All percentages represent daily weighted averages annualized.

(1)	Our daily average investment in Agency Securities was calculated by dividing the sum of our daily Agency Securities investments during the year by the number of days in the period.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Risk Factors,” and “Special Note Regarding Forward-Looking Statements,” that appear elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in this Form 10-K.

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement, changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership and continued as the manager under the same Management Agreement. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS. The securities we invest in are issued or guaranteed by a GSE, such as Fannie Mae, the Freddie Mac, or guaranteed by Ginnie Mae (collectively, Agency Securities). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. At December 31, 2014 and December 31, 2013, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

We are externally managed by ACM, pursuant to the Management Agreement. ACM is an investment advisor registered with the SEC. ACM is also the external manager of JAVELIN, a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as the executive officers of JAVELIN.

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

In addition to the use of derivatives to hedge interest rate risk, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	the REIT requirements under the Code; and

•	the requirements to qualify for an exemption under the 1940 Act and other regulatory and accounting policies related to our business.

Our Manager

See Note 9 and Note 14 to the consolidated financial statements.

Market and Interest Rate Trends and the Effect on our Securities Portfolio

Developments at Fannie Mae and Freddie Mac

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. There can be no assurance that the U.S.

Government's intervention in Fannie Mae and Freddie Mac will continue to be adequate for the longer-term viability of these GSEs. These uncertainties may lead to concerns about the availability of and trading market for Agency Securities in the long term. Accordingly, if the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securities and our business, operations and financial condition could be materially and adversely affected.

The passage of any new federal legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by them. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency Securities. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the Agency Securities in which we invest and otherwise materially adversely affect our business, operations and financial condition.

U.S. Government Mortgage-Related Securities Market Intervention

In December 2013, the Fed announced the first of a series of reductions in the level of its purchases of Agency and long term U.S. Treasury Securities. The table below shows these announcements.The Fed announced at its December 17, 2014 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and inflation of 2%.

Fed Meeting Date	Agency Securities (in billions)	Longer term U.S. Treasury Securities (in billions)
December 18, 2013	$35.0	$40.0
January 29, 2014	$30.0	$35.0
March 19, 2014	$25.0	$30.0
April 30, 2014	$20.0	$25.0
June 18, 2014	$15.0	$20.0
July 30, 2014	$10.0	$15.0
September 17, 2014	$5.0	$10.0
October 29, 2014	$—	$—

Based on the Fed's announcement and progress and other economic factors such as GDP growth and unemployment levels, we anticipated that interest rates would remain near the levels they had achieved in early 2014 or trend higher. Accordingly, we positioned our securities and derivatives portfolios to be biased toward a higher rate environment. However, rates actually trended lower throughout the year which resulted in the decline in the aggregate net fair value of our securities and derivatives portfolios. See Results of Operations below.

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

Short-term Interest Rates and Funding Costs

The Fed has maintained a target range for the Federal Funds Rate of between 0.00% and 0.25%. Our funding costs, which traditionally have tracked the 30-day LIBOR have generally benefited by this monetary policy. Because of continued uncertainty in the credit markets and U.S. and global economic conditions, we expect that interest rates are likely to experience continued volatility, which will likely affect our financial results since our cost of funds is largely dependent on short-term rates.

Historically, 30-day LIBOR has closely tracked movements in the Federal Funds Rate and the Effective Federal Funds Rate. The Effective Federal Funds Rate can differ from the Federal Funds Rate in that the Effective Federal Funds Rate represents the volume weighted average of interest rates at which depository institutions lend balances at the Fed to other depository institutions overnight (actual transactions, rather than target rate).

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 2012 to December 2014.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
October 2014
November 2014
December 2014
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations:

	For the Year Ended			Change vs. Prior Year
	December 31, 2014	December 31, 2013	December 31, 2012	2014	2013
Net Interest Income	$385,814	$420,893	$327,799	(8.33)%	28.40%
Total Other Loss	$(527,264)	$(570,796)	$(80,143)	(7.63)%	612.22%
Total Expenses	$37,598	$37,151	$25,374	1.20%	46.41%
Net Income (Loss)	$(179,048)	$(187,044)	$222,306	(4.27)%	(184.14)%
Dividends declared on preferred stock	(15,620)	(14,213)	(1,964)	9.90%	623.68%
Net Income (Loss) available (related) to common stockholders	$(194,668)	$(201,257)	$220,342	(3.27)%	(191.34)%
Net Income (Loss) available (related) per share to common, basic	$(0.54)	$(0.55)	$0.99	(1.82)%	(155.56)%
Net Income (Loss) available (related) per share to common, diluted	$(0.54)	$(0.55)	$0.98	(1.82)%	(156.12)%

The main factors for the decline in net loss in 2014 as compared to 2013 are the realized gains on Agency Security sales, which represented partial recoveries of other than temporary impairments recognized in 2013, which were largely offset by unrealized losses on derivatives in 2014 as compared to unrealized gains in 2013. Declining net interest income in 2014 was also a factor. These factors result largely from the trend of generally falling interest rates in 2014 compared to the trend of generally rising interest rates beginning in the second quarter of 2013. The main factors for the 2013 declines over 2012 in our net income (loss) available (related) to common stockholders were the declines in security purchases and our reduction in leverage which generated capital losses and an other than temporary impairment on our Agency Securities, as well as our capital raising that increased preferred and common shares outstanding.

The increase in dividends declared on preferred stock was the result of issuances totaling $53,174 of 8.250% Series A Preferred Stock beginning in June 2012 and $136,553 of 7.875% Series B Preferred Stock in February 2013.

Net Interest Income (Loss)

	For the Year Ended			Change vs. Prior Year
	December 31, 2014	December 31, 2013	December 31, 2012	2014	2013
Interest income, net of amortization of premium on Agency Securities	$450,927	$505,443	$388,994	(10.79)%	29.94%
Interest expense- repurchase agreements	(59,562)	(83,113)	(61,195)	(28.34)%	35.82%
Interest expense- U.S. Treasury Securities sold short	(5,551)	(1,437)	—	286.29%	NM
Net Interest Income	$385,814	$420,893	$327,799	(8.33)%	28.40%
NM-Not Meaningful

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2014 vs. 2013

•	Our average securities portfolio decreased from $19,593,311 at December 31, 2013 to $15,784,528 at December 31, 2014.

•
Our net interest rate spread increased from 1.39% at December 31, 2013 to 1.49% at December 31, 2014. Our average portfolio yield increased 0.28% while our cost of funds increased 0.17% year over year. The increase in the interest rate spread from 2013 to 2014 was not not enough to offset the decrease in our securities portfolio.

•
Our interest expense on U.S. Treasury Securities sold short increased from 2013 to 2014 due to higher average coupon rates in 2014 of 2.37% versus 1.75% in 2013 for the particular U.S Treasury Securities we sold short, paired with higher average daily balances of $233,562 in 2014 versus $76,712 in 2013.

2013 vs. 2012

•
Our average securities portfolio increased from $14,270,813 at December 31, 2012 to $19,593,311 at December 31, 2013 due to capital raises for those years. The increase in average portfolio size more than offset the 0.37% reduction in our interest rate spread in 2013 as compared to 2012.

At December 31, 2014 and December 31, 2013, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 105.05% and 102.57%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 31, 2014	2.71%	1.44%	1.27%	0.40%
September 30, 2014	2.68%	1.25%	1.43%	0.38%
June 30, 2014	2.86%	1.40%	1.46%	0.39%
March 31, 2014	3.19%	1.37%	1.82%	0.41%
December 31, 2013	2.98%	1.38%	1.60%	0.43%
September 30, 2013	2.60%	1.36%	1.24%	0.41%
June 30, 2013	2.52%	1.14%	1.38%	0.43%
March 31, 2013	2.33%	0.98%	1.35%	0.46%
December 31, 2012	2.47%	0.92%	1.55%	0.48%
September 30, 2012	2.70%	0.89%	1.82%	0.45%
June 30, 2012	2.97%	0.82%	2.15%	0.39%
March 31, 2012	3.04%	0.81%	2.23%	0.34%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Other Income (Loss)

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$68,770	$(593,498)	$40,627
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	(401,541)	—
Gain (loss) on short sale of U.S. Treasury Securities	(14,688)	15,508	—
Other income	—	—	1,043
Subtotal	$54,082	$(979,531)	$41,670
Realized loss on derivatives	(118,716)	(135,908)	(63,039)
Unrealized gain (loss) on derivatives	(462,630)	544,643	(58,774)
Subtotal	$(581,346)	$408,735	$(121,813)
Total Other Loss	$(527,264)	$(570,796)	$(80,143)

2014 vs. 2013

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2014 of $10,595,518 compared to $14,965,888 during the year ended December 31, 2013. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. At December 31, 2014, December 31, 2013 and December 31, 2012, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. We recognized other than temporary impairments in 2013 on Agency Securities identified for sale in 2014.

•
Gains (losses) on U.S. Treasury Securities resulted from U.S. Treasury Securities sold short during the year ended December 31, 2014 of $2,005,363 which were repurchased at a cost of $2,020,051. This compares to U.S. Treasury Securities sold short during the year ended December 31, 2013 of $2,783,711 which were repurchased at a cost of $2,768,203, respectively. In 2014, our short positions were outstanding for a total of 86 days, when U.S Treasury interest rates were generally declining, as compared to 14 days in 2013 when U.S. Treasury interest rates increased sharply.

•
Gains (losses) on Derivatives resulted from a combination of the following: We increased our total interest rate swap contracts aggregate notional balance from $10,220,000 at December 31, 2013 to $13,020,000 at December 31, 2014, respectively. We decreased our total interest rate swaptions notional balance from $5,750,000 at December 31, 2013 to $0 at December 31, 2014. Our total Futures Contracts notional amount decreased from $55,000 at December 31, 2013 to $10,000 at December 31, 2014, respectively due to the maturity of contracts. The net loss for the year ended December 31, 2014 was the result of more gradual and sustained declines of interest rates.

2013 vs. 2012

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2013 of $14,965,888 compared to $4,149,321 during the year ended December 31, 2012. During the second and third quarter of 2013, our Agency Securities experienced significant price declines as a result of disruptive volatility in the markets for Agency Securities, mortgages and U.S. Treasury Securities. The sale of our Agency Securities in 2013 was intended to limit our exposure to further price volatility, which occurred primarily in the third and fourth quarter of 2013. The realized gain in 2012 includes $1,095 of losses due to the bankruptcy of a counterparty to a repurchase agreement. In addition, due to the bankruptcy, we also recorded $1,043 of other income resulting from the non-performance of the counterparty on the related repurchase agreement for the year ended December 31, 2012.

•
Gains (losses) on U.S. Treasury Securities resulted from U.S. Treasury Securities sold short during the year ended December 31, 2013 of $2,783,711 which were repurchased at a cost of $2,768,203. There were no sales or purchases of U.S. Treasury Securities during the year ended December 31, 2012.

•
Gains (losses) on Derivatives resulted from a combination of the following: We increased our total interest rate swap contracts aggregate notional balance from $8,670,000 at December 31, 2012 to $10,220,000 at December 31, 2013. We increased our total interest rate swaptions notional balance from $1,050,000 at December 31, 2012 to $5,750,000 at December 31, 2013. Our total Futures Contracts notional amount decreased from $102,000 at December 31, 2012 to $55,000 at December 31, 2013 due to the maturity of contracts.The gain for the year ended December 31, 2013 represents the changes in fair value resulting from sharp increases in long-term interest rates experienced during the year. The loss for the year ended December 31, 2012 was the result of more gradual and sustained declines of interest rates.

Expenses

	For the Year Ended			Changes vs. Prior Year
	December 31, 2014	December 31, 2013	December 31, 2012	2014	2013
Management fee	$27,857	$28,141	$19,459	(1.01)%	44.62%
Professional fees	3,735	3,311	2,009	12.81%	64.81%
Insurance	726	543	291	33.70%	86.60%
Compensation	2,796	3,047	1,838	(8.24)%	65.78%
Other	2,484	2,109	1,777	17.78%	18.68%
Total Expenses	$37,598	$37,151	$25,374	1.20%	46.41%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock or pay dividends in excess of taxable income. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate has generally declined over time. Gross equity raised was $2,697,223 at December 31, 2014 compared to $2,769,661 and $2,257,066 at December 31, 2013 and December 31, 2012, respectively.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our securities portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions.

Insurance includes premiums for both general business and directors and officers liability coverage. The increase in costs year over year relate primarily to increases in coverage levels associated with our growth. Insurance policy periods do not correspond to calendar years.

Compensation includes both director compensation as well as the restricted stock award to our executive officers and other ACM employees through ACM. Compensation increased in 2013 as compared to 2012 due to the restricted stock award made in 2013 in consideration of our 2012 performance and increases in director compensation rates. The decline in 2014 is primarily the result of lower stock based compensation due to a decline in our stock price and award vesting.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses. Year over year increases reflect the results of our efforts to continually improve the capacity and sophistication of our portfolio management tools.

Taxable Income

As a REIT we are generally not subject to taxation. See Note 13 to the consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For years ended December 31, 2014, December 31, 2013 and December 31, 2012, other comprehensive income (loss) totaled $274,834, $(421,044) and $181,816, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2014 other comprehensive income amounts reflect recoveries from the closing 2013 price levels. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities.

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

The tables below summarize certain characteristics of our Agency Securities at December 31, 2014 and December 31, 2013.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$124,680	$131,722	3.38%	15.13%	7	0.86%
Multi-Family MBS	1,206,290	1,261,903	3.26%	0.00%	114	8.33%
10 Year Fixed	5,671	6,140	4.53%	8.00%	108	0.04%
15 Year Fixed	7,295,657	7,690,241	3.33%	6.97%	163	50.38%
20 Year Fixed	4,659,352	4,931,150	3.60%	8.50%	205	32.18%
25 Year Fixed	19,386	21,139	4.50%	0.00%	254	0.13%
30 Year Fixed	1,170,133	1,255,234	4.01%	0.91%	356	8.08%
Total or Weighted Average	$14,481,169	$15,297,529	3.47%	6.45%	187	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2014, including prepayments related to Agency Securities purchased during the quarter.

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

At December 31, 2014, we had investment related receivables of $260,598 and investment related payables of $445,292 with respect to unsettled sales and purchases of Agency Securities. At December 31, 2013, we had investment related payables of $159,159 with respect to unsettled purchases of Agency Securities. We did not have any investment related receivables at December 31, 2013.

Our net interest income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay their loans. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our securities portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our securities portfolio and our hedging strategy.

At December 31, 2014 and December 31, 2013, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 7 months and 16 months, respectively, after which time the interest rates reset. On a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 28 of which had open repurchase agreements with us at December 31, 2014 and 27 of which had open repurchases agreements with us at December 31, 2013. We had outstanding balances under our repurchase agreements at December 31, 2014 and December 31, 2013 of $13,881,921 and $13,151,504, respectively, consistent with the increase in our Agency Securities in our securities portfolio.

Our repurchase agreements require excess collateral, known as a "hair cut." At December 31, 2014, the average haircut percentage was 4.81% compared to 4.96% at December 31, 2013. No counterparty held collateral in excess of 5% of our total stockholders' equity at December 31, 2014 or at December 31, 2013.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At December 31, 2014 and December 31, 2013, the notional value of our derivatives was 85.92% and 110.69%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At December 31, 2014 and December 31, 2013, we had interest rate swap contracts with an aggregate notional balance of $13,020,000 and $10,220,000, respectively. At December 31, 2014 and December 31, 2013, we had entered into interest rate swaptions with an aggregate notional balance of $0 and $5,750,000, respectively. In addition, at December 31, 2014 and December 31, 2013, we had purchased or sold Futures Contracts with an aggregate notional balance of $10,000 and $55,000, respectively. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized net (losses) gains of $(581,346), $408,735, and $(121,813), respectively, for the year ended December 31, 2014, December 31, 2013, and December 31, 2012 related to our derivatives. For the year ended December 31, 2014, the net unrealized change in the fair value of our Agency Securities increased by $343,604. This compares to a decrease of $(1,416,083) and an increase of $222,443 respectively, for the year ended December 31, 2013 and December 31, 2012. The changes in the net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2014:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$13,881,921	$13,881,921	$—	$—	$—
Interest expense on repurchase agreements	14,204	14,204	—	—	—
Related Party Fees (1)	194,103	27,729	55,458	55,458	55,458
Board of Directors fees (2)	7,553	1,079	2,158	2,158	2,158
Total	$14,097,781	$13,924,933	$57,616	$57,616	$57,616
(1) Represents fees to be paid to ACM under the terms of the Management Agreement (Refer to Note 9 and Note 14 to the consolidated financial statements).
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at December 31, 2014. We had interest rate swap contracts with an aggregate notional balance of $13,020,000, a weighted average swap rate of 1.60% and a weighted average term of 63 months at December 31, 2014. Our total Futures Contracts notional amount at December 31, 2014, was $10,000, with a weighted average swap equivalent rate of 2.11% and weighted average term of 9 months.

Liquidity and Capital Resources

During the year ended December 31, 2014, we issued 66 shares of common stock under our Common Stock DRIP and raised additional net proceeds of approximately $269. During the year ended December 31, 2014, we repurchased 4,804 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $18,362.

From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds.

At December 31, 2014, we financed our securities portfolio with approximately $13,881,921 of borrowings under repurchase agreements. Our leverage ratio at December 31, 2014, was 7.94 to 1. At December 31, 2014, our liquidity totaled $985,064, consisting of $494,561 of cash plus $490,503 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at December 31, 2014 and December 31, 2013.

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

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the year ended December 31, 2014, we purchased $12,505,285 of Agency Securities using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2014, we received cash of $1,806,581 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $269 from common equity issuances under our common stock DRIP. We had a net cash increase from our repurchase agreements of $730,417 for the year ended December 31, 2014 and made cash interest payments of approximately $215,573 on our liabilities for the year ended December 31, 2014. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $93,087 of cash collateral posted to counterparties and decreased our liability by $339,605 for cash collateral posted by counterparties at December 31, 2014.

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

The residential mortgage market in the U.S. has experienced difficult economic conditions including:

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

Repurchase Agreements

$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
in millions
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
October 2014
November 2014
December 2014
End of Month Balance

See Note 7 to the consolidated financial statements for more information.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2014 and December 31, 2013, our total borrowings were approximately $13,881,921 and $13,151,504 (excluding accrued interest), respectively. At December 31, 2014 and December 31, 2013, we had a leverage ratio of approximately 7.94:1 and 6.92:1, respectively.

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

Stockholders’ Equity

See Note 11 to the consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2014 and December 31, 2013, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2014 and December 31, 2013, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the consolidated financial statements for our significant accounting policies.

Valuation of Agency Securities and Derivatives

 We carry our Agency Securities and derivatives at fair value. Our Agency Securities are classified as available for sale, and therefore unrealized changes in fair value are reflected directly in total stockholders' equity as accumulated other comprehensive income or loss. We do not use hedge accounting for our derivatives for financial reporting purposes and therefore changes in fair value are reflected in net income as other gain or loss. To the extent that fair value changes on derivatives offset fair value changes in our Agency Securities, the fluctuation in our stockholders’ equity will be lower. For example, rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

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

The fair values of our derivatives are valued using information provided by third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing information received to dealer quotes to ensure that the current market conditions are properly reflected.

Realized Gains and Losses on Agency Securities

We realize gains and losses on our Agency Securities upon their sale. At that time, previously unrealized amounts included in accumulated other comprehensive income are reclassified and reported in net income as other gain or loss. To the extent that we sell Agency Securities in later periods after changes in the fair value of those Agency Securities have occurred, we may report significant net income or net loss without a corresponding change in our total stockholders' equity.

Declines in the fair values of our Agency Securities that represent other than temporaty impairments are also treated as realized losses and reported in net income as other loss. We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.

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

•	the possible material adverse effect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;

•	mortgage loan modification programs and future legislative action;

•	the impact of the continued delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for mortgage securities;

•	inflation or deflation;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;

•	changes in our business and investment strategy;

•	our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;

•	the existence of conflicts of interest in our relationship with ACM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	changes in personnel at ACM or the availability of qualified personnel at ACM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We seek to manage our risks related to the credit-quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. See also Item 1A. Risk Factors - Risks Related to our Business.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income.
At December 31, 2014, substantially all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2014 and December 31, 2013, assuming a static securities portfolio. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	31.23%	(0.07)%
0.50%	15.70%	0.06%
(0.50)%	7.20%	(0.30)%
(1.00)%	1.83%	(1.12)%

December 31, 2013

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	2.29%	(0.71)%
0.50%	0.01%	(0.44)%
(0.50)%	6.65%	0.54%
(1.00)%	5.35%	1.08%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2014. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992) when making this assessment.

Based on management’s assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

GLOSSARY OF TERMS

“Agency Securities” means securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
"ARMs" means Adjustable Rate Mortgage backed securities.
"AVM" means AVM L.P.
“Board” means ARMOUR’s Board of Directors.
"CFO" means Chief Financial Officer, James Mountain.
"CFTC" means the U.S. Commodity Futures Trading Commission.
"Co-CEOs" means our Co-Chief Executive Officers, Jeffrey Zimmer and Scott Ulm.
“Common Stock DRIP” means the Company's dividend reinvestment and stock purchase plan.
"CPOs" means commodity pool operators.
"CME" means the Chicago Mercantile Exchange.
"CMOs" means collateralized mortgage obligations.
“Code” means the Internal Revenue Code.
“CPR” means constant prepayment rate.
"Dodd-Frank Act" means the Dodd-Frank Wall Street Reform and Consumer Protection Act.
"ERISA" means Employee Retirement Income Security Act.
"Exchange Act" means the Securities Exchange Act of 1934.
“Fannie Mae” means the Federal National Mortgage Association.
“FDIC” means the Federal Deposit Insurance Corporation.
“Fed” means the U.S. Federal Reserve.
“FHFA” means the Federal Housing Finance Agency.
“Freddie Mac” means the Federal Home Loan Mortgage Corporation.
“Futures Contracts” means     Eurodollar Futures Contracts.
“GAAP” means accounting principles generally accepted in the United States of America.
"GDP" means gross domestic product
“Ginnie Mae” means the Government National Mortgage Administration.
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
"Hybrid" means a mortgage that has a fixed rate for an initial term after which the rate becomes adjustable according to a specific schedule.
"IRS" means Internal Revenue Service.
“JAVELIN” means JAVELIN Mortgage Investment Corp.
“LIBOR” means the London Interbank Offered Rate.

GLOSSARY OF TERMS

“Management Agreement” means the management agreement between ARR and ACM whereby ACM performs certain services for ARR in exchange for a specified fee.
“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and "passes through" the principal and interest to the security holders on a pro rata basis.
"MGCL" means Maryland General Corporation Law.
“MRA” means master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.
"Multi-Family MBS" means MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
"NFA" means National Futures Association.
“Non-Agency Securities” means securities backed by residential mortgages in which we may invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency.
"NYSE" means New York Stock Exchange.
"NYSE MKT" means the U.S. stock exchange, NYSE MKT LLC.
“REIT” means Real Estate Investment Trust. A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or income property.
"Repurchase Program" means the Company's common stock repurchase program authorized by our Board in December 2012 for an initial amount of up to $100,000 of outstanding shares of common stock, and increased by our Board in May 2014 to 50,000 shares of our common stock outstanding.
“RMBS” means residential mortgage backed securities.
"Sarbanes-Oxley Act" means a U.S. federal law that set new or enhanced standards for all U.S. public company boards, management and public accounting firms. Section 302 requires senior management to certify the accuracy of the financial statements. Section 404 requires that management and auditors establish internal controls and reporting methods on the adequacy of those controls.
“SEC” means the Securities and Exchange Commission.
“SBBC” means Staton Bell Blank Check LLC.
"S&P 500" means Standard and Poor's 500 Stock Index
“Sub-Management Agreement” means a sub-management agreement between ARMOUR, ACM and SBBC. ACM is responsible for the payment of a monthly sub-management fee to SBBC.
"TRS" means taxable REIT subsidiary.
“U.S.” means United States.
“1940 Act” means the Investment Company Act of 1940.

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

3.9	Amended and Restated Bylaws, as amended on October 28, 2014 (Incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2014)
4.1	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.2
Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.1 to the ARMOUR's Registration Statement of Form 8-A (Reg. No. 001-34766) filed with the SEC on June 7, 2012)

4.3
Specimen 7.875% Series B Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on February 12, 2013)

10.1
ARMOUR Residential REIT, Inc. Second Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on May 9, 2014) †††

10.2
Second Amended and Restated Management Agreement, dated June 18, 2012, between ARMOUR and ARMOUR Residential Management LLC (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 22, 2012)

10.3
Third Amended and Restated Management Agreement, dated February 25, 2014, between ARMOUR and ARRM (incorporated by reference to Exhibit 10.3 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.4	Fourth Amended and Restated Management Agreement, dated February 23, 2015 between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP †
10.5
Sub-Management Agreement, dated November 6, 2009, by and among Staton Bell Blank Check LLC, ARMOUR Residential Management LLC, ARMOUR Residential REIT, Inc. and certain individuals (Incorporated by reference to Exhibit 4.4 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009)

10.6	First Amended and Restated Sub-Management Agreement, dated February 23, 2015 by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. †
10.7
Distribution Agreement, dated February 18, 2011, by and among the Company, Ladenburg Thalmann & Co. Inc. and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 18, 2011)

10.8
Equity Distribution Agreement, dated October 11, 2011, by and among the Company, Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 12, 2011)

10.9
At Market Issuance Sales Agreement, dated July 13, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and MLV & Co. LLC.(Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 13, 2012)

10.10
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and subsidiary (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARMOUR Residential REIT, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. and subsidiary (the "Company") as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 24, 2015

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
Cash	$494,561	$496,478
Cash collateral posted to counterparties	129,004	35,917
Agency Securities, available for sale, at fair value (including pledged securities of $14,370,847 and $13,832,482)	15,297,529	14,648,178
Receivable for unsettled sales (including pledged securities of $251,251in 2014)	260,598	—
Derivatives, at fair value	60,518	508,988
Principal payments receivable	93	70
Accrued interest receivable	41,915	42,034
Prepaid and other assets	1,580	852
Total Assets	$16,285,798	$15,732,517
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$13,881,921	$13,151,504
Cash collateral posted by counterparties	48,240	387,845
Payable for unsettled purchases	445,292	159,159
Derivatives, at fair value	137,393	102,795
Accrued interest payable- repurchase agreements	7,012	6,629
Accounts payable and other accrued expenses	16,649	23,357
Total Liabilities	$14,536,507	$13,831,289

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference) at December 31, 2014 and December 31, 2013	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference) at December 31, 2014 and December 31, 2013	6	6
Common stock, $0.001 par value, 1,000,000 shares authorized, 353,159 and 357,613 shares issued and outstanding at December 31, 2014 and December 31, 2013	353	358
Additional paid-in capital	2,717,545	2,734,480
Accumulated deficit	(1,052,969)	(643,138)
Accumulated other comprehensive income (loss)	84,354	(190,480)
Total Stockholders’ Equity	$1,749,291	$1,901,228
Total Liabilities and Stockholders’ Equity	$16,285,798	$15,732,517

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Interest income, net of amortization of premium on Agency Securities	$450,927	$505,443	$388,994
Interest expense- repurchase agreements	(59,562)	(83,113)	(61,195)
Interest expense- U.S. Treasury Securities sold short	(5,551)	(1,437)	—
Net Interest Income	$385,814	$420,893	$327,799
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	68,770	(593,498)	40,627
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	(401,541)	—
Gain (loss) on short sale of U.S. Treasury Securities	(14,688)	15,508	—
Other income	—	—	1,043
Subtotal	$54,082	$(979,531)	$41,670
Realized loss on derivatives (1)	(118,716)	(135,908)	(63,039)
Unrealized gain (loss) on derivatives	(462,630)	544,643	(58,774)
Subtotal	$(581,346)	$408,735	$(121,813)
Total Other Loss	$(527,264)	$(570,796)	$(80,143)
Expenses:
Management fee	27,857	28,141	19,459
Professional fees	3,735	3,311	2,009
Insurance	726	543	291
Compensation	2,796	3,047	1,838
Other	2,484	2,109	1,777
Total Expenses	$37,598	$37,151	$25,374
Income (loss) before taxes	(179,048)	(187,054)	222,282
Income tax benefit	—	10	24
Net Income (Loss)	$(179,048)	$(187,044)	$222,306
Dividends declared on preferred stock	(15,620)	(14,213)	(1,964)
Net Income (Loss) available (related) to common stockholders	$(194,668)	$(201,257)	$220,342
Net income (loss) available (related) per share to common stockholders (Note 12):
Basic	$(0.54)	$(0.55)	$0.99
Diluted	$(0.54)	$(0.55)	$0.98
Dividends declared per common share	$0.60	$0.81	$1.20
Weighted average common shares outstanding:
Basic	357,233	362,830	223,627
Diluted	357,233	362,830	224,263
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see Note 8 to the consolidated financial statements.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net Income (Loss)	$(179,048)	$(187,044)	$222,306
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(68,770)	593,498	(40,627)
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	401,541	—
Net unrealized gain (loss) on available for sale Agency Securities	343,604	(1,416,083)	222,443
Other comprehensive income (loss)	$274,834	$(421,044)	$181,816
Comprehensive Income (Loss)	$95,786	$(608,088)	$404,122

See notes to the consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2012	—	$—	$—	—	$—	$—	95,437	$95	$678,641	$678,641	$(100,878)	$48,748	$626,606
Series A Preferred dividends	—	$—	$—	—	$—	$—	—	$—	$—	$—	$(1,964)	$—	$(1,964)
Common stock dividends	—	$—	$—	—	$—	$—	—	$—	$—	$—	$(268,762)	$—	$(268,762)
Issuance of Series A Preferred stock, net	2,006	$2	$48,792	—	$—	$—	—	$—	$—	$48,792	$—	$—	$48,794
Issuance of common stock, net	—	$—	$—	—	$—	$—	213,473	$213	$1,498,025	$1,498,025	$—	$—	$1,498,238
Stock based compensation, net of withholding requirements	—	$—	$—	—	$—	$—	103	$1	$740	$740	$—	$—	$741
Net income	—	$—	$—	—	$—	$—	—	$—	$—	$—	$222,306	$—	$222,306
Other comprehensive income	—	$—	$—	—	$—	$—	—	$—	$—	$—	$—	$181,816	$181,816
Balance, December 31, 2012	2,006	$2	$48,792	—	$—	$—	309,013	$309	$2,177,406	$2,226,198	$(149,298)	$230,564	$2,307,775
Series A Preferred dividends	—	$—	$—	—	$—	$—	—	$—	$—	$—	$(4,480)	$—	$(4,480)
Series B Preferred dividends	—	$—	$—	—	$—	$—	—	$—	$—	$—	$(9,733)	$—	$(9,733)
Common stock dividends	—	$—	$—	—	$—	$—	—	$—	$—	$—	$(292,583)	$—	$(292,583)
Issuance of Series A Preferred stock, net	175	$—	$4,380	—	$—	$—	—	$—	$—	$4,380	$—	$—	$4,380
Issuance of Series B Preferred stock, net	—	$—	$—	5,650	$6	$136,547	—	$—	$—	$136,547	$—	$—	$136,553
Issuance of common stock, net	—	$—	$—	—	$—	$—	65,067	$65	$438,517	$438,517	$—	$—	$438,582
Stock based compensation, net of withholding requirements	—	$—	$—	—	$—	$—	304	$1	$1,515	$1,515	$—	$—	$1,516
Common stock repurchased	—	$—	$—	—	$—	$—	(16,771)	$(17)	$(72,677)	$(72,677)	$—	$—	$(72,694)
Net loss	—	$—	$—	—	$—	$—	—	$—	$—	$—	$(187,044)	$—	$(187,044)
Other comprehensive loss	—	$—	$—	—	$—	$—	—	$—	$—	$—	$—	$(421,044)	$(421,044)
Balance, December 31, 2013	2,181	$2	$53,172	5,650	$6	$136,547	357,613	$358	$2,544,761	$2,734,480	$(643,138)	$(190,480)	$1,901,228
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,497)	—	(4,497)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,123)	—	(11,123)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(215,163)	—	(215,163)
Issuance of common stock, net	—	—	—	—	—	—	66	—	269	269	—	—	269
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	284	—	1,153	1,153	—	—	1,153
Common stock repurchased	—	—	—	—	—	—	(4,804)	(5)	(18,357)	(18,357)	—	—	(18,362)
Net loss	—	—	—	—	—	—	—	—	—	—	(179,048)	—	(179,048)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	274,834	274,834
Balance, December 31, 2014	2,181	$2	$53,172	5,650	$6	$136,547	353,159	$353	$2,527,826	$2,717,545	$(1,052,969)	$84,354	$1,749,291

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(179,048)	$(187,044)	$222,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	82,965	157,645	123,896
Realized (gain) loss on sale of Agency Securities	(68,770)	593,498	(40,627)
Other than temporary impairment of Agency Securities	—	401,541	—
(Gain) Loss on short sale of U.S. Treasury Securities	14,688	(15,508)	—
Stock based compensation	1,153	1,516	741
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	703	13,411	(36,855)
Increase in prepaid and other assets	(728)	(448)	(236)
(Increase) decrease in derivatives, at fair value	483,068	(591,366)	63,446
Increase (decrease) in accrued interest payable- repurchase agreements	383	(3,435)	7,910
Increase (decrease) in accounts payable and other accrued expenses	(19,314)	(704)	3,100
Net cash provided by operating activities	$315,100	$369,106	$343,681
Cash Flows From Investing Activities:
Purchases of Agency Securities	(12,505,285)	(15,029,408)	(20,493,773)
Principal repayments of Agency Securities	1,806,581	3,135,502	2,629,142
Proceeds from sales of Agency Securities	10,334,920	15,611,917	3,853,612
Disbursements on reverse repurchase agreements	(18,076,531)	(11,239,305)	—
Receipts from reverse repurchase agreements	18,076,531	11,239,305	—
(Increase) decrease in cash collateral	(432,692)	617,480	(118,353)
Net cash provided by (used in) investing activities	$(796,476)	$4,335,491	$(14,129,372)
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	—	4,380	48,772
Issuance of Series B Preferred stock, net of expenses	—	136,553	—
Issuance of common stock, net of expenses	263	438,566	1,498,233
Proceeds from repurchase agreements	80,982,646	122,761,377	127,326,357
Principal repayments on repurchase agreements	(80,252,229)	(127,975,968)	(114,297,294)
Proceeds from short sales of U.S. Treasury Securities	2,005,363	2,783,711	—
Purchases of U.S. Treasury Securities	(2,020,051)	(2,768,203)	—
Series A Preferred stock dividends paid	(4,497)	(4,480)	(1,964)
Series B Preferred stock dividends paid	(11,123)	(9,733)	—
Common stock dividends paid	(215,163)	(292,592)	(269,503)
Common stock repurchased	(5,750)	(53,012)	—
Net cash provided by (used in) financing activities	$479,459	$(4,979,401)	$14,304,601
Net increase (decrease) in cash	(1,917)	(274,804)	518,910
Cash - beginning of year	496,478	771,282	252,372
Cash - end of year	$494,561	$496,478	$771,282
Supplemental Disclosure:
Cash paid during the year for interest	$215,573	$226,549	$85,139
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$260,598	$—	$668,244
Payable for unsettled purchases	$445,292	$159,159	$—
Net unrealized gain (loss) on available for sale Agency Securities	$343,604	$(1,416,083)	$222,443
Amounts receivable for issuance of common stock	$6	$16	$5
Amounts receivable for issuance of preferred stock	$—	$—	$22
Amounts payable for common stock repurchased	$(12,612)	$(19,682)	$—

See notes to consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Note 2 – Organization and Nature of Business Operations

References to “we,” “us,” “our,” "ARMOUR" or the “Company” are to ARMOUR Residential REIT, Inc. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement, changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership and continued as the manager under the same Management Agreement (the "Conversion").

We are an externally managed Maryland corporation incorporated in 2008, managed by ACM, an investment advisor registered with the SEC (see Note 9, "Commitments and Contingencies" and Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, "Non-Agency Securities"). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At December 31, 2014 and December 31, 2013, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

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
(in thousands, except per share amounts)

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions), Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our Agency Securities.
Agency Securities, Available For Sale

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. At December 31, 2014 and December 31, 2013, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2014 and December 31, 2013.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Preferred Stock

At December 31, 2014, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At December 31, 2014, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”

At December 31, 2014 and December 31, 2013, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at December 31, 2014. At December 31, 2014 and December 31, 2013, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At December 31, 2014 and December 31, 2013, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 560 at December 31, 2014. At December 31, 2014 and December 31, 2013, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

At December 31, 2014, we were authorized to issue up to 1,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 353,159 shares of common stock issued and outstanding at December 31, 2014 and 357,613 shares of common stock issued and outstanding at December 31, 2013.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the "Repurchase Program") to 50,000 shares of our common stock outstanding. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. For the year ended December 31, 2014, we repurchased 4,804 shares of our common stock under the Repurchase Program for an aggregate cost of $18,362. At December 31, 2014, there were 45,196 remaining shares authorized for repurchase under our Repurchase Program.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Reclassification

Interest expense amounts on U.S. Treasury Securities sold short have been presented separately in the December 31, 2013 consolidated statements of operations to conform to the current presentation. Gain (loss) on short sale of U.S. Treasury Securities have been adjusted for this change in the consolidated statements of operations and the consolidated statements of cash flows to conform to current presentation. No other reclassifications have been made to previously reported amounts.

Note 4 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financing, and Disclosures, Transfers and Servicing (Topic 860). We do not have repurchase-to-maturity transactions or repurchase financing arrangements of the type covered by ASU 2014-11, therefore this change will not affect our consolidated balance sheets or consolidated statements of operations. The amendment also requires certain additional disclosures about repurchase agreements beginning with our second quarter 2015 consolidated financial statements.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At December 31, 2014 and December 31, 2013, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

Derivative Transactions - Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and are classified as Level 1. The fair values of our interest rate swap contracts and interest rate swaptions are valued using information provided by third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. Management compares pricing information received to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts and our interest rate swaptions are classified as Level 2.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$15,297,529	$—	$15,297,529
Derivatives	$—	$60,518	$—	$60,518
Liabilities at Fair Value:
Derivatives	$180	$137,213	$—	$137,393

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at December 31, 2014 and December 31, 2013.

December 31, 2014			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$494,561	$494,561	$494,561	$—	$—
Cash collateral posted to counterparties	$129,004	$129,004	$—	$129,004	$—
Receivable for unsettled sales	$260,598	$260,598	$—	$260,598	$—
Principal payments receivable	$93	$93	$—	$93	$—
Accrued interest receivable	$41,915	$41,915	$—	$41,915	$—
Financial Liabilities:
Repurchase agreements	$13,881,921	$13,881,921	$—	$13,881,921	$—
Cash collateral posted by counterparties	$48,240	$48,240	$—	$48,240	$—
Payable for unsettled purchases	$445,292	$445,292	$—	$445,292	$—
Accrued interest payable- repurchase agreements	$7,012	$7,012	$—	$7,012	$—

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$496,478	$496,478	$496,478	$—	$—
Cash collateral posted to counterparties	$35,917	$35,917	$—	$35,917	$—
Principal payments receivable	$70	$70	$—	$70	$—
Accrued interest receivable	$42,034	$42,034	$—	$42,034	$—
Financial Liabilities:
Repurchase agreements	$13,151,504	$13,151,504	$—	$13,151,504	$—
Cash collateral posted by counterparties	$387,845	$387,845	$—	$387,845	$—
Payable for unsettled purchases	$159,159	$159,159	$—	$159,159	$—
Accrued interest payable- repurchase agreements	$6,629	$6,629	$—	$6,629	$—

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At December 31, 2014 and December 31, 2013, investments in Agency Securities accounted for 100% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at December 31, 2014, December 31, 2013 and December 31, 2012, to determine whether there was an other than temporary impairment. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At December 31, 2014, December 31, 2013 and December 31, 2012, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the years ended December 31, 2014 and December 31, 2012. At December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $401,541 in our 2013 consolidated statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6,800,000 at December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

At December 31, 2014, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2014 are also presented below. Our Agency Securities had a weighted average coupon of 3.47% at December 31, 2014.

December 31, 2014	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$40,410	$(119)	$729	$41,020	0.27%
Multi-Family MBS	1,239,227	—	22,676	1,261,903	8.25
10 Year Fixed	5,336	(3)	201	5,534	0.04
15 Year Fixed	7,394,694	(539)	54,041	7,448,196	48.69
20 Year Fixed	3,050,676	(13,867)	16,756	3,053,565	19.96
25 Year Fixed	21,194	(55)	—	21,139	0.14
30 Year Fixed	1,249,696	(227)	5,765	1,255,234	8.21
Total Fannie Mae	$13,001,233	$(14,810)	$100,168	$13,086,591	85.56%

Freddie Mac
ARMs & Hybrids	14,049	(33)	246	14,262	0.09
10 Year Fixed	600	(3)	8	605	0.00
15 Year Fixed	239,438	(315)	2,499	241,622	1.58
20 Year Fixed	1,881,496	(12,258)	8,346	1,877,584	12.27
Total Freddie Mac	$2,135,583	$(12,609)	$11,099	$2,134,073	13.94%

Ginnie Mae
ARMs & Hybrids	75,962	(187)	665	76,440	0.50
15 Year Fixed	397	—	28	425	0.00
Total Ginnie Mae	$76,359	$(187)	$693	$76,865	0.50%
Total Agency Securities	$15,213,175	$(27,606)	$111,960	$15,297,529	100.00%

Included in the table above are unsettled purchases with an aggregate cost of $445,292 and estimated fair value of $445,527 at December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

The following table summarizes the weighted average lives of our Agency Securities at December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$2	$2
Greater than or equal to one year and less than three years	48,298	47,929	20,289	20,127
Greater than or equal to three years and less than five years	10,712,331	10,667,135	3,809,418	3,837,530
Greater than or equal to five years	4,536,900	4,498,111	10,818,469	10,980,999
Total Agency Securities	$15,297,529	$15,213,175	$14,648,178	$14,838,658

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at December 31, 2014 and December 31, 2013 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	$895,382	$(2,324)	$2,463,523	$(25,282)	$3,358,905	$(27,606)
December 31, 2013	$7,175,317	$(197,536)	$17,737	$(292)	$7,193,054	$(197,828)

During the years ended December 31, 2014, December 31, 2013 and December 31, 2012 we sold $10,595,518, $14,965,888 and $4,149,321 of Agency Securities, which resulted in realized gains (losses) of $68,770, $(593,498), and $40,627, respectively. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 – Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases at December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$3,994,656	0.36%	$3,990,434	0.41%
31 days to 60 days	5,631,858	0.37%	7,098,298	0.41%
61 days to 90 days	2,348,839	0.39%	1,226,694	0.44%
Greater than 90 days	1,906,568	0.44%	836,078	0.43%
Total or Weighted Average	$13,881,921	0.38%	$13,151,504	0.42%

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases at December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013
Number of MRAs	40	35
Number of counterparties with repurchase agreements outstanding	28	27
Weighted average maturity in days	60	45
Haircut for repurchase agreements (1)	4.81%	4.96%

(1)
The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

We have 7 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 48.11% of our repurchase agreement borrowings outstanding at December 31, 2014. At December 31, 2014 we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

During the year ended December 31, 2014, we sold short $2,005,363 of U.S. Treasury Securities which were repurchased at a cost of $2,020,051, resulting in a realized loss of $(14,688). During the year ended December 31, 2013, we sold short $2,783,711 of U.S. Treasury Securities which we repurchased at a cost of $2,768,203, resulting in a realized gain of $15,508. We did not sell short or purchase U.S. Treasury Securities during the year ended December 31, 2012.

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

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts which are included in derivatives on the accompanying consolidated balance sheets at December 31, 2014 and December 31, 2013.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	5	1.13%	$920,000	$—	$(9,349)
Interest rate swap contracts	13-24 Months	16	1.23%	2,900,000	—	(54,396)
Interest rate swap contracts	25-36 Months	31	0.63%	350,000	2,083	—
Interest rate swap contracts	37-48 Months	37	1.00%	300,000	2,090	—
Interest rate swap contracts	49-60 Months	59	1.56%	2,000,000	—	(7,414)
Interest rate swap contracts	61-72 Months	61	1.48%	300,000	2,921	—
Interest rate swap contracts	73-84 Months	0	0.00%	—	—	—
Interest rate swap contracts	85-96 Months	91	1.47%	2,450,000	50,650	—
Interest rate swap contracts	97-108 Months	98	2.08%	2,800,000	2,774	(7,534)
Interest rate swap contracts	109-120 Months	0	0.00%	—	—	—
Interest rate swap contracts	121-132 Months	120	2.66%	1,000,000	—	(58,520)
Futures Contracts	0-15 Months	9	2.11%	10,000	—	(180)
Total or Weighted Average		63	1.60%	$13,030,000	$60,518	$(137,393)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2013

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	2	1.14%	$200,000	$—	$(2,089)
Interest rate swap contracts	13-24 Months	17	1.13%	920,000	—	(18,095)
Interest rate swap contracts	25-36 Months	28	1.23%	2,900,000	—	(81,108)
Interest rate swap contracts	37-48 Months	43	0.63%	350,000	2,614	—
Interest rate swap contracts	49-60 Months	49	1.00%	300,000	3,817	—
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	73	1.48%	300,000	11,112	—
Interest rate swap contracts	85-96 Months	0	0.00%	—	—	—
Interest rate swap contracts	97-108 Months	103	1.47%	2,450,000	195,221	—
Interest rate swap contracts	109-120 Months	110	2.08%	2,800,000	184,456	—
Futures Contracts	0-21 Months	13	1.97%	55,000	—	(1,503)
Interest rate swaptions	60 Months	9	2.73%	4,000,000	35,937	—
Interest rate swaptions	120 Months	6	3.16%	1,750,000	75,831	—
Total or Weighted Average		47	1.98%	$16,025,000	$508,988	$(102,795)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at December 31, 2014.

December 31, 2014		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$60,518	$(137,213)	$119,561	$42,866
Totals	$60,518	$(137,213)	$119,561	$42,866

December 31, 2014		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(137,213)	$137,213	$—	$—
Futures Contracts	(180)	—	227	47
Totals	$(137,393)	$137,213	$227	$47

The following tables present information about interest rate swap contracts, interest rate swaptions and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at December 31, 2013.

December 31, 2013		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$397,219	$(101,292)	$(313,229)	$(17,302)
Interest rate swaptions	111,769	—	—	111,769
Totals	$508,988	$(101,292)	$(313,229)	$94,467

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(101,292)	$101,292	$—	$—
Futures Contracts	(1,503)	—	1,599	96
Totals	$(102,795)	$101,292	$1,599	$96

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

		Income (Loss) Recognized
		For the Year Ended
Derivatives	Location on consolidated statements of operations	December 31, 2014	December 31, 2013	December 31, 2012
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$—	$25,686	$—
Interest income	Realized loss on derivatives	14,213	17,180	8,882
Interest expense	Realized loss on derivatives	(154,874)	(158,465)	(69,479)
Changes in fair value	Unrealized gain (loss) on derivatives	(371,266)	499,193	(39,278)
		$(511,927)	$383,594	$(99,875)
Interest rate swaptions:
Realized gain	Realized loss on derivatives	23,318	(17,778)	—
Changes in fair value	Unrealized gain (loss) on derivatives	(92,687)	43,034	(20,869)
		$(69,369)	$25,256	$(20,869)
Futures Contracts:
Realized loss	Realized loss on derivatives	(1,373)	(2,531)	(2,442)
Changes in fair value	Unrealized gain (loss) on derivatives	1,323	2,416	1,373
		$(50)	$(115)	$(1,069)
Totals		$(581,346)	$408,735	$(121,813)

Note 9 – Commitments and Contingencies

Management Agreement with ACM

We are externally managed by ACM pursuant to a management agreement (the “Management Agreement”) see also Note 14, "Related Party Transactions". The Management Agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2014, the effective management fee was 1.03% based on gross equity raised of $2,697,223. The ACM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

ACM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ACM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2014 and December 31, 2013.

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

On May 8, 2014, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 2,000 to 15,000 shares and the Plan was amended accordingly. Approximately 150 shares awarded in 2013 were awarded subject to stockholder approval of an increase in the number of shares issuable under the Plan. Accordingly, those 150 shares are shown below as awarded during the year ended December 31, 2014.

Transactions related to awards for the year ended December 31, 2014 are summarized below:

	December 31, 2014
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	1,329	$6.94
Awards issued upon stockholders' approval of Plan amendment	150	$3.74
Vested	(424)	$7.07
Unvested Awards Outstanding end of period	1,055	$6.47

At December 31, 2014, there was approximately $3,883 of unvested stock based compensation related to the Awards (based on the December 31, 2014 stock price of $3.68 per share), that we expect to recognize as an expense over the remaining average service period of 1.8 years.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 11 – Stockholders’ Equity

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

December 31, 2014

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.05	$17,954
February 14, 2014	February 27, 2014	$0.05	17,954
March 17, 2014	March 28, 2014	$0.05	17,945
April 15, 2014	April 29, 2014	$0.05	17,925
May 15, 2014	May 29, 2014	$0.05	17,924
June 16, 2014	June 27, 2014	$0.05	17,924
July 15, 2014	July 30, 2014	$0.05	17,923
August 15, 2014	August 29, 2014	$0.05	17,923
September 15, 2014	September 29, 2014	$0.05	17,923
October 15, 2014	October 30, 2014	$0.05	17,923
November 17, 2014	November 26, 2014	$0.05	17,923
December 15, 2014	December 30, 2014	$0.05	17,922
Total dividends paid			$215,163

December 31, 2013

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2013	January 30, 2013	$0.08	$24,772
February 15, 2013	February 27, 2013	$0.08	24,773
March 15, 2013	March 27, 2013	$0.08	30,284
April 15, 2013	April 29, 2013	$0.07	26,313
May 15, 2013	May 30, 2013	$0.07	26,313
June 14, 2013	June 27, 2013	$0.07	26,088
July 15, 2013	July 30, 2013	$0.07	26,074
August 15, 2013	August 29, 2013	$0.07	26,074
September 16, 2013	September 27, 2013	$0.07	26,079
October 15, 2013	October 28, 2013	$0.05	18,624
November 15, 2013	November 27, 2013	$0.05	18,624
December 16, 2013	December 27, 2013	$0.05	18,574
Total dividends paid			$292,592

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2012

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2012	January 30, 2012	$0.11	$11,659
February 15, 2012	February 28, 2012	$0.11	15,329
March 15, 2012	March 29, 2012	$0.11	19,768
April 16, 2012	April 27, 2012	$0.10	17,840
May 15, 2012	May 30, 2012	$0.10	18,105
June 15, 2012	June 28, 2012	$0.10	18,667
July 16, 2012	July 30, 2012	$0.10	23,498
August 15, 2012	August 30, 2012	$0.10	29,958
September 14, 2012	September 27, 2012	$0.10	30,973
October 15, 2012	October 30, 2012	$0.09	27,868
November 15, 2012	November 29, 2012	$0.09	27,869
December 14, 2012	December 28, 2012	$0.09	27,969
Total dividends paid			$269,503

The following tables present our Series A Preferred Stock dividend transactions for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

December 31, 2014

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.17	$374.8
February 15, 2014	February 27, 2014	$0.17	374.8
March 15, 2014	March 27, 2014	$0.17	374.8
April 15, 2014	April 28, 2014	$0.17	374.8
May 15, 2014	May 27, 2014	$0.17	374.8
June 15, 2014	June 27, 2014	$0.17	374.8
July 15, 2014	July 28, 2014	$0.17	374.8
August 15, 2014	August 27, 2014	$0.17	374.8
September 15, 2014	September 29, 2014	$0.17	374.8
October 15, 2014	October 27, 2014	$0.17	374.8
November 15, 2014	November 28, 2014	$0.17	374.8
December 15, 2014	December 29, 2014	$0.17	374.8
Total dividends paid			$4,497.6

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record
January 15, 2013	January 28, 2013	$0.17	$357.6
February 15, 2013	February 26, 2013	$0.17	374.8
March 15, 2013	March 26, 2013	$0.17	374.8
April 15, 2013	April 29, 2013	$0.17	374.8
May 15, 2013	May 27, 2013	$0.17	374.8
June 14, 2013	June 27, 2013	$0.17	374.8
July 15, 2013	July 29, 2013	$0.17	374.8
August 15, 2013	August 27, 2013	$0.17	374.8
September 15, 2013	September 27, 2013	$0.17	374.8
October 15, 2013	October 28, 2013	$0.17	374.8
November 15, 2013	November 27, 2013	$0.17	374.8
December 15, 2013	December 27, 2013	$0.17	374.8
Total dividends paid			$4,480.4

December 31, 2012

Record Date	Payment Date	Rate per Series A Preferred share	Aggregate amount paid to holders of record
July 13, 2012 (1)	July 27, 2012	$0.29	$401.0
August 15, 2012	August 27, 2012	$0.17	272.0
September 14, 2012	September 27, 2012	$0.17	292.0
October 15, 2012	October 29, 2012	$0.17	315.0
November 15, 2012	November 27, 2012	$0.17	339.0
December 14, 2012	December 27, 2012	$0.17	344.6
Total dividends paid			$1,963.6
(1)This amount included $160 paid to holders of record on July 13, 2012 for the period of June 7, 2012 through June 30, 2012.

The following tables present our Series B Preferred Stock dividend transactions for the years ended December 31, 2014 and December 31, 2013. There were no Series B Preferred Stock dividend transactions for the year ended December 31, 2012.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2014

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.16	$926.9
February 15, 2014	February 27, 2014	$0.16	$926.9
March 15, 2014	March 27, 2014	$0.16	$926.9
April 15, 2014	April 28, 2014	$0.16	$926.9
May 15, 2014	May 27, 2014	$0.16	$926.9
June 15, 2014	June 27, 2014	$0.16	$926.9
July 15, 2014	July 28, 2014	$0.16	$926.9
August 15, 2014	August 27, 2014	$0.16	$926.9
September 15, 2014	September 29, 2014	$0.16	$926.9
October 15, 2014	October 27, 2014	$0.16	$926.9
November 15, 2014	November 28, 2014	$0.16	$926.9
December 15, 2014	December 29, 2014	$0.16	$926.9
Total dividends paid			$11,122.8

December 31, 2013

Record Date	Payment Date	Rate per Series B Preferred share	Aggregate amount paid to holders of record
March 15, 2013	March 27, 2013	$0.25	$1,391.0
April 15, 2013	April 29, 2013	$0.16	926.9
May 15, 2013	May 27, 2013	$0.16	926.9
June 14, 2013	June 27, 2013	$0.16	926.9
July 15, 2013	July 29, 2013	$0.16	926.9
August 15, 2013	August 27, 2013	$0.16	926.9
September 15, 2013	September 27, 2013	$0.16	926.9
October 15, 2013	October 28, 2013	$0.16	926.9
November 15, 2013	November 27, 2013	$0.16	926.9
December 15, 2013	December 27, 2013	$0.16	926.9
Total dividends paid			$9,733.1

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

December 31, 2014

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 27, 2014 through December 30, 2014	66	$4.12	$269

(1)	Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series A Preferred equity distribution agreements	January 2, 2013 to January 30, 2013	175	$25.51	$4,380
Common stock dividend reinvestment program	January 25, 2013 to December 27, 2013	67	$4.83	$—
Series B Preferred initial offering	February 20, 2013	5,650	$25.00	$136,553
Common stock follow-on public offering	February 20, 2013	65,000	$6.75	$438,582
(1)  Weighted average price

December 31, 2012

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Follow-on public offering	January 13, 2012	10,350	$6.80	$70,179
Follow-on public offering	February 8, 2012	29,900	$6.80	$203,033
Equity distribution agreement	February 29, 2012	1,287	$7.06	$8,902
Follow-on public offering	March 14, 2012	35,650	$6.72	$239,168
Issuance of Series A Preferred Stock	June 7, 2012	1,400	$25.00	$33,780
Follow-on public offering	July 13, 2012	46,000	$7.06	$324,474
Follow-on public offering	August 8, 2012	63,250	$7.30	$461,435
Common equity distribution agreements	January 18, 2012 to September 11, 2012	19,750	$7.14	$138,159
Preferred equity distribution agreements	July 16, 2012 to December 27, 2012	606	$25.54	$15,014
Dividend Reinvestment and Stock Purchase Plan	January 25, 2012 to December 28, 2012	7,286	$7.28	$52,888
(1)  Weighted average price

Common Stock Repurchases

The following tables present our common stock repurchases for the year ended December 31, 2014 and December 31, 2013. We did not have any common stock repurchases for the year ended December 31, 2012.

December 31, 2014

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 12, 2014 through December 31, 2014	4,804	$3.82	$18,362

(1)	Weighted average price

December 31, 2013

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	May 15, 2013 to May 17, 2013	3,396	$5.94	$20,259
Repurchased common shares	December 11, 2013 to December 31, 2013	13,375	$3.89	$52,435
(1)  Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 12 – Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net Income (loss)	$(179,048)	$(187,044)	$222,306
Less: Preferred dividends	(15,620)	(14,213)	(1,964)
Net income (loss) available (related) to common stockholders	$(194,668)	$(201,257)	$220,342

Weighted average common shares outstanding – basic	357,233	362,830	223,627
Add: Effect of dilutive non-vested awards, assumed vested	—	—	636
Weighted average common shares outstanding – diluted	357,233	362,830	224,263

Note 13 – Income Taxes

The following table reconciles our GAAP net income to estimated REIT taxable income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
GAAP net income (loss)	$(179,048)	$(187,044)	$222,306
Book to tax differences:
Changes in interest rate contracts	439,312	(551,359)	58,774
(Gains) Losses on Security Sales	(54,082)	579,322	—
Other than temporary loss on Agency Securities	—	401,541	—
Amortization of deferred hedging costs	(1,174)	(2,030)	—
Net premium amortization differences	(5,609)	—	—
Other	21	18	94
Estimated taxable income	$199,420	$240,448	$281,174

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract.

Net capital losses realized in 2013 and 2014 totaling $(579,322) and $(341,850) will be available to offset future capital gains realized through 2018 and 2019, respectively.

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at December 31, 2014 by approximately $91,976, or approximately $0.26 per common share (based on the 353,159 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $230,783, $306,805 and $271,467 for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Our estimated REIT taxable income available to pay dividends was $199,420, $240,448 and $281,174 for the year ended December 31, 2014, December 31, 2013 and December 31,

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

2012, respectively. Realized losses on derivatives for the year ended December 31, 2014 include realized gains on swaptions of $23,318. Realized losses on derivatives for the year ended December 31, 2013 include realized gains on interest rate swap contracts of $25,686. There were no realized gains on interest rate swap contracts or swaptions for the year ended December 31, 2012. These are amortized for tax purposes over the 10 year terms of the referenced interest rate swap/swaption contract. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 14 – Related Party Transactions

We are externally managed by ACM pursuant to the Management Agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement runs through June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Under the terms of the Management Agreement, ACM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ACM is responsible for the following primary roles:

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

In accordance with the Management Agreement, we incurred $27,857, $28,141 and $19,459 in management fees for the year ended December 31, 2014, December 31, 2013 and December 31, 2012.

We are required to take actions as may be reasonably required to enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012 we reimbursed ACM $2,204, $1,550 and $52, respectively for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $900 and $1,097 for the years ended December 31, 2014 and December 31, 2013. There was no stock based compensation for the year ended December 31, 2012.

Pursuant to a Sub-Management Agreement between ARMOUR, ACM and Staton Bell Blank Check LLC (“SBBC”), ACM is responsible for the monthly payment of a sub-management fee to SBBC in an amount equal to 25% of the monthly management fee earned by ACM, net of expenses. In October 2014, SBBC elected to continue to act as sub-managers for ACM. As part of the Company’s founding in 2009, SBBC had the option to relinquish its sub-management agreement in exchange for a lump sum cash payment from us in November 2014. The option formula would have resulted in ARMOUR paying SBBC $33,559 in cash and receiving the ongoing sub-management fee. SBBC allowed the option to expire unexercised. In connection with the conversion, SBBC became substantially wholly owned by ACM, effective January 1, 2015.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Note 16 – Subsequent Events

On January 27, 2015, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on January 15, 2015. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable February 27, 2015 to holders of record on February 15, 2015 and payable March 15, 2015 to holders of record on March 27, 2015.

On January 27, 2015, a cash dividend of $0.04 per outstanding common share, or $14,126 in the aggregate, was paid to holders of record on January 15, 2015. We have also declared cash dividends of $0.04 per outstanding common share payable February 27, 2015 to holders of record on February 13, 2015 and payable March 27, 2015 to holders of record on March 13, 2015.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 17- Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest income, net of premium amortization	$123,082	$113,892	$107,481	$106,472
Interest expense- repurchase agreements	(14,747)	(14,979)	(15,006)	(14,830)
Interest expense- U.S. Treasury Securities sold short	—	(4,263)	(160)	(1,128)
Net Interest Income	$108,335	$94,650	$92,315	$90,514
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	69,869	11,167	(12,390)	124
Gain (loss) on short sale of U.S. Treasury Securities	—	(15,781)	3,086	(1,993)
Realized loss on derivatives (1)	(11,739)	(34,498)	(34,655)	(37,824)
Unrealized gain (loss) on derivatives	(176,355)	(116,273)	14,708	(184,710)
Expenses	(9,888)	(9,455)	(8,972)	(9,283)
Income tax benefit (expense)	—	—	—	—
Net Income (Loss)	$(19,778)	$(70,190)	$54,092	$(143,172)
Dividends declared on preferred stock	(3,905)	(3,905)	(3,905)	(3,905)
Net Income (Loss) available (related) to common stockholders	$(23,683)	$(74,095)	$50,187	$(147,077)
Net income (loss) available (related) per share to common stockholders – Basic	$(0.07)	$(0.21)	$0.14	$(0.41)
Net income (loss) available (related) per share to common stockholders – Diluted	$(0.07)	$(0.21)	$0.14	$(0.41)
Dividends declared per common share	$0.15	$0.15	$0.15	$0.15
Weighted average common shares outstanding – Basic	357,496	357,111	357,196	357,134
Weighted average common shares outstanding – Diluted	357,496	357,111	358,357	357,134
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Interest income, net of premium amortization	$130,637	$141,159	$112,418	$121,229
Interest expense- repurchase agreements	(25,475)	(23,578)	(17,811)	(16,249)
Interest expense- U.S. Treasury Securities sold short	—	(17)	(1,420)	—
Net Interest Income	$105,162	$117,564	$93,187	$104,980
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	18,514	20,876	(300,960)	(331,929)
Other than temporary impairment of Agency Securities	—	—	—	(401,541)
Gain (loss) on short sale of U.S. Treasury Securities	—	(21,078)	36,587	—
Realized loss on derivatives (1)	(29,053)	(38,858)	(37,262)	(30,735)
Unrealized gain (loss) on derivatives	16,301	412,183	(11,821)	127,980
Expenses	(8,634)	(9,302)	(9,684)	(9,531)
Income tax benefit	—	—	10	—
Net Income (Loss)	$102,290	$481,385	$(229,943)	$(540,776)
Dividends declared on preferred stock	(2,497)	(3,905)	(3,905)	(3,906)
Net Income (Loss) available (related) to common stockholders	$99,793	$477,480	$(233,848)	$(544,682)
Net income (loss) available (related) per share to common stockholders – Basic	$0.30	$1.28	$(0.63)	$(1.47)
Net income (loss) available (related) per share to common stockholders – Diluted	$0.29	$1.28	$(0.63)	$(1.47)
Dividends declared per common share	$0.24	$0.21	$0.21	$0.15
Weighted average common shares outstanding – Basic	337,935	372,591	370,818	369,543
Weighted average common shares outstanding – Diluted	339,722	374,135	372,256	369,543
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 24, 2015	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer, Treasurer, Secretary and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of	February 24, 2015
Scott J. Ulm	Risk Management and Co-Vice Chairman (Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President,	February 24, 2015
Jeffrey J. Zimmer	Co-Vice Chairman

/s/ James R. Mountain	Chief Financial Officer, Treasurer and Secretary	February 24, 2015
James R. Mountain	(Principal Financial and Accounting Officer)

/s/ Daniel C. Staton	Chairman	February 23, 2015
Daniel C. Staton

/s/ Marc H. Bell	Director	February 24, 2015
Marc H. Bell

/s/ Thomas K. Guba	Director	February 24, 2015
Thomas K. Guba

/s/ Stewart J. Paperin	Director	February 23, 2015
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	February 24, 2015
John P. Hollihan, III

/s/ Robert C. Hain	Director	February 24, 2015
Robert C. Hain

/s/ Carolyn Downey	Director	February 24, 2015
Carolyn Downey