Form 10-Q
period 2015-03-31
Armour Residential REIT, Inc.
filed 2015-04-29
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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

The number of outstanding shares of the Registrant’s common stock as of April 28, 2015 was 352,379,624.

ARMOUR Residential REIT, Inc. and Subsidiary
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2015	December 31, 2014
Assets
Cash	$473,826	$494,561
Cash collateral posted to counterparties	312,447	129,004
Agency Securities, available for sale, at fair value (including pledged securities of $14,626,615 and $14,370,847)	15,050,439	15,297,529
Receivable for unsettled sales (including pledged securities of $251,251 in 2014)	—	260,598
Derivatives, at fair value	451	60,518
Principal payments receivable	24	93
Accrued interest receivable	41,075	41,915
Prepaid and other assets	1,540	1,580
Total Assets	$15,879,802	$16,285,798
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$13,904,770	$13,881,921
Cash collateral posted by counterparties	38,340	48,240
Payable for unsettled purchases	—	445,292
Derivatives, at fair value	272,282	137,393
Accrued interest payable	5,498	7,012
Accounts payable and other accrued expenses	800	16,649
Total Liabilities	$14,221,690	$14,536,507

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference) at March 31, 2015 and December 31, 2014	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference) at March 31, 2015 and December 31, 2014	6	6
Common stock, $0.001 par value, 1,000,000 shares authorized, 352,375 and 353,159 shares issued and outstanding at March 31, 2015 and December 31, 2014	352	353
Additional paid-in capital	2,715,040	2,717,545
Accumulated deficit	(1,224,829)	(1,052,969)
Accumulated other comprehensive income	167,541	84,354
Total Stockholders’ Equity	$1,658,112	$1,749,291
Total Liabilities and Stockholders’ Equity	$15,879,802	$16,285,798

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Interest income, net of amortization of premium on Agency Securities	$99,550	$123,082
Interest expense	(14,192)	(14,747)
Net Interest Income	$85,358	$108,335
Other Income (Loss):
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income)	6,544	69,869
Subtotal	$6,544	$69,869
Realized gain (loss) on derivatives (1)	8,099	(11,739)
Unrealized loss on derivatives	(216,338)	(176,355)
Subtotal	$(208,239)	$(188,094)
Total Other Loss	$(201,695)	$(118,225)
Expenses:
Management fee	6,877	6,965
Professional fees	793	1,274
Insurance	170	184
Compensation	613	712
Other	679	753
Total Expenses	$9,132	$9,888
Net Loss	$(125,469)	$(19,778)
Dividends declared on preferred stock	(3,905)	(3,905)
Net Loss related to common stockholders	$(129,374)	$(23,683)
Net loss related per share to common stockholders (Note 12):
Basic	$(0.37)	$(0.07)
Diluted	$(0.37)	$(0.07)
Dividends declared per common share	$0.12	$0.15
Weighted average common shares outstanding:
Basic	352,945	357,496
Diluted	352,945	357,496
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Net Loss	$(125,469)	$(19,778)
Other comprehensive income:
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(6,544)	(69,869)
Net unrealized gain on available for sale Agency Securities	89,731	116,165
Other comprehensive income	$83,187	$46,296
Comprehensive Income (Loss)	$(42,282)	$26,518

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015	2,181	$2	$53,172	5,650	$6	$136,547	353,159	$353	$2,527,826	$2,717,545	$(1,052,969)	$84,354	$1,749,291
Series A Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Series B Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(2,781)	—	(2,781)
Common stock dividends declared	—	—	—	—	—	—	—	—	—	—	(42,486)	—	(42,486)
Issuance of common stock, net	—	—	—	—	—	—	13	—	43	43	—	—	43
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	78	—	255	255	—	—	255
Common stock repurchased	—	—	—	—	—	—	(875)	(1)	(2,803)	(2,803)	—	—	(2,804)
Net loss	—	—	—	—	—	—	—	—	—	—	(125,469)	—	(125,469)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	83,187	83,187
Balance, March 31, 2015	2,181	$2	$53,172	5,650	$6	$136,547	352,375	$352	$2,525,321	$2,715,040	$(1,224,829)	$167,541	$1,658,112

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net loss	$(125,469)	$(19,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premium on Agency Securities	26,983	10,618
Realized gain on sale of Agency Securities	(6,544)	(69,869)
Stock based compensation	255	292
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	240	(3,150)
Decrease in prepaid and other assets	40	68
Decrease in derivatives, at fair value	194,956	178,791
Decrease in accrued interest payable	(1,514)	(588)
Decrease in accounts payable and other accrued expenses	(15,849)	(19,694)
Net cash provided by operating activities	$73,098	$76,690
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,982,478)	(7,385,813)
Principal repayments of Agency Securities	481,387	307,214
Proceeds from sales of Agency Securities	1,626,904	5,279,609
Increase in cash collateral posted to/by counterparties	(193,343)	(136,949)
Net cash used in investing activities	$(67,530)	$(1,935,939)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	43	75
Proceeds from repurchase agreements	20,966,843	23,322,303
Principal repayments on repurchase agreements	(20,943,994)	(21,310,432)
Series A Preferred stock dividends paid	(1,124)	(1,124)
Series B Preferred stock dividends paid	(2,781)	(2,781)
Common stock dividends paid	(42,486)	(53,853)
Common stock repurchased	(2,804)	(2,585)
Net cash provided by (used in) financing activities	$(26,303)	$1,951,603
Net increase (decrease) in cash	(20,735)	92,354
Cash - beginning of period	494,561	496,478
Cash - end of period	$473,826	$588,832
Supplemental Disclosure:
Cash paid during the period for interest	$93,160	$70,351
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$—	$296,378
Payable for unsettled purchases	$—	$382,833
Net unrealized gain on available for sale Agency Securities	$89,731	$116,165
Amounts receivable for issuance of common stock	$—	$6
See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Note 2 – Organization and Nature of Business Operations

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential
Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement, (as defined below) changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership and continued as the manager under the same Management Agreement.

We are an externally managed Maryland corporation organized in 2008, managed by ACM, an investment advisor registered with the SEC (see Note 9, “Commitments and Contingencies” and Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, "Non-Agency Securities"). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At March 31, 2015 and December 31, 2014, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

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
Agency Securities, Available For Sale

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. At March 31, 2015 and December 31, 2014, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2015 and December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at March 31, 2015 and December 31, 2014.

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

Preferred Stock

At March 31, 2015, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At March 31, 2015, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At March 31, 2015 and December 31, 2014, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. At March 31, 2015 and December 31, 2014, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At March 31, 2015 and December 31, 2014, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. At March 31, 2015 and December 31, 2014, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and ranks on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

At March 31, 2015, we were authorized to issue up to 1,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 352,375 shares of common stock issued and outstanding at March 31, 2015 and 353,159 shares of common stock issued and outstanding at December 31, 2014.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the "Repurchase Program") to 50,000 shares of our common stock outstanding. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. For the quarter ended March 31, 2015, we repurchased 875 shares of our common stock under the Repurchase Program for an aggregate of $2,804. At March 31, 2015, there were 44,321 remaining shares authorized for repurchase under our Repurchase Program.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

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

Security purchase and sale transactions, including purchase of "to be announced" securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

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

Note 5 – Fair Value of Financial Instruments

Our valuation techniques for financial instruments use observable and unobservable inputs. Observable inputs reflect readily obtainable data from third party sources, while unobservable inputs reflect management’s market assumptions. The Accounting Standards Codification Topic No. 820, “Fair Value Measurement,” classifies these inputs into the following hierarchy:

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

Cash - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value and is classified as Level 1. Cash balances posted by us to counterparties or posted by counterparties to us as collateral are classified as Level 2 because they are integrally related to the Company's repurchase financing and interest rate swap agreements, which are classified as Level 2.

Agency Securities, Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

and classify it as a Level 3 security. At March 31, 2015 and December 31, 2014, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

Obligations to Return Securities Received as Collateral - The fair value of the obligations to return securities received as collateral are based upon the prices of the related U.S. Treasury Securities obtained from a third party pricing service, which are indicative of market activity. Such obligations are classified as Level 1.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$15,050,439	$—	$15,050,439
Derivatives	$—	$451	$—	$451
Liabilities at Fair Value:
Derivatives	$92	$272,190	$—	$272,282

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the quarter ended March 31, 2015.

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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at March 31, 2015 and December 31, 2014.

March 31, 2015			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$473,826	$473,826	$473,826	$—	$—
Cash collateral posted to counterparties	$312,447	$312,447	$—	$312,447	$—
Principal payments receivable	$24	$24	$—	$24	$—
Accrued interest receivable	$41,075	$41,075	$—	$41,075	$—
Financial Liabilities:
Repurchase agreements	$13,904,770	$13,904,770	$—	$13,904,770	$—
Cash collateral posted by counterparties	$38,340	$38,340	$—	$38,340	$—
Accrued interest payable- repurchase agreements	$5,498	$5,498	$—	$5,498	$—

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

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At March 31, 2015 and December 31, 2014, investments in Agency Securities accounted for 100% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at March 31, 2015, March 31, 2014 and December 31, 2014, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At March 31, 2015, March 31, 2014 and December 31, 2014, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the quarters ended March 31, 2015 and March 31, 2014 and for the year ended December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

At March 31, 2015, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at March 31, 2015 are also presented below. Our Agency Securities had a weighted average coupon of 3.47% at March 31, 2015.

March 31, 2015	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$53,272	$(109)	$717	$53,880	0.36%
Multi-Family MBS	1,997,937	(2,382)	47,988	2,043,543	13.58
10 Year Fixed	13,407	(4)	379	13,782	0.09
15 Year Fixed	5,744,790	(56)	91,324	5,836,058	38.78
20 Year Fixed	3,272,830	(9,498)	19,313	3,282,645	21.81
25 Year Fixed	20,734	—	34	20,768	0.14
30 Year Fixed	1,649,744	—	15,450	1,665,194	11.06
Total Fannie Mae	$12,752,714	$(12,049)	$175,205	$12,915,870	85.82%

Freddie Mac
ARMs & Hybrids	13,939	(32)	244	14,151	0.09%
10 Year Fixed	2,500	(3)	40	2,537	0.02
15 Year Fixed	227,805	—	3,274	231,079	1.54
20 Year Fixed	1,813,241	(8,762)	9,372	1,813,851	12.05
Total Freddie Mac	$2,057,485	$(8,797)	$12,930	$2,061,618	13.70%

Ginnie Mae
ARMs & Hybrids	72,368	(325)	550	72,593	0.48%
15 Year Fixed	331	—	27	358	0.00
Total Ginnie Mae	$72,699	$(325)	$577	$72,951	0.48%
Total Agency Securities	$14,882,898	$(21,171)	$188,712	$15,050,439	100.00%

There were no unsettled purchases at March 31, 2015.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

At December 31, 2014, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2014 are also presented below. Our Agency Securities had a weighted average coupon of 3.47% at December 31, 2014.

December 31, 2014	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs&Hybrids	$40,410	$(119)	$729	$41,020	0.27%
Multi-Family MBS	1,239,227	—	22,676	1,261,903	8.25
10 Year Fixed	5,336	(3)	201	5,534	0.04
15 Year Fixed	7,394,694	(539)	54,041	7,448,196	48.69
20 Year Fixed	3,050,676	(13,867)	16,756	3,053,565	19.96
25 Year Fixed	21,194	(55)	—	21,139	0.14
30 Year Fixed	1,249,696	(227)	5,765	1,255,234	8.21
Total Fannie Mae	$13,001,233	$(14,810)	$100,168	$13,086,591	85.56%

Freddie Mac
ARMs&Hybrids	14,049	(33)	246	14,262	0.09
10 Year Fixed	600	(3)	8	605	0.00
15 Year Fixed	239,438	(315)	2,499	241,622	1.58
20 Year Fixed	1,881,496	(12,258)	8,346	1,877,584	12.27
Total Freddie Mac	$2,135,583	$(12,609)	$11,099	$2,134,073	13.94%

Ginnie Mae
ARMs&Hybrids	75,962	(187)	665	76,440	0.50
15 Year Fixed	397	—	28	425	0.00
Total Ginnie Mae	$76,359	$(187)	$693	$76,865	0.50%
Total Agency Securities	$15,213,175	$(27,606)	$111,960	$15,297,529	100.00%

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

The following table summarizes the weighted average lives of our Agency Securities at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	66,775	66,370	48,298	47,929
Greater than or equal to three years and less than five years	10,670,306	10,567,234	10,712,331	10,667,135
Greater than or equal to five years	4,313,358	4,249,294	4,536,900	4,498,111
Total Agency Securities	$15,050,439	$14,882,898	$15,297,529	$15,213,175

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at March 31, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015	$711,262	$(2,995)	$2,227,999	$(18,176)	$2,939,261	$(21,171)
December 31, 2014	$895,382	$(2,324)	$2,463,523	$(25,282)	$3,358,905	$(27,606)

During the quarter ended March 31, 2015, we sold $1,372,538 of Agency Securities, which resulted in realized gains of $6,544. During the quarter ended March 31, 2014, we sold $5,575,987 of Agency Securities, which resulted in realized gains of $69,869. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 – Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$4,351,186	0.36%	$3,994,656	0.36%
31 days to 60 days	4,888,849	0.37%	5,631,858	0.37%
61 days to 90 days	3,365,586	0.37%	2,348,839	0.39%
Greater than 90 days	1,299,149	0.49%	1,906,568	0.44%
Total or Weighted Average	$13,904,770	0.38%	$13,881,921	0.38%

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Number of MRAs	41	40
Number of counterparties with repurchase agreements outstanding	30	28
Weighted average maturity in days	61	60
Haircut for repurchase agreements (1)	4.79%	4.81%

(1)
The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

We have 7 repurchase agreement counterparties that individually account for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 46.91% of our repurchase agreement borrowings outstanding at March 31, 2015. At March 31, 2015, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

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

The following tables present information about interest rate swap contracts and Futures Contracts which are included in derivatives on the accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.

March 31, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	9	0.94%	$2,325,000	$—	$(17,568)
Interest rate swap contracts	13-24 Months	15	1.63%	1,200,000	—	(33,063)
Interest rate swap contracts	25-36 Months	31	0.80%	650,000	451	(615)
Interest rate swap contracts	37-48 Months	0	0.00%	—	—	—
Interest rate swap contracts	49-60 Months	56	1.56%	2,350,000	—	(38,823)
Interest rate swap contracts	61-72 Months	0	0.00%	—	—	—
Interest rate swap contracts	73-84 Months	82	2.03%	500,000	—	(8,862)
Interest rate swap contracts	85-96 Months	92	2.10%	1,900,000	—	(33,817)
Interest rate swap contracts	97-108 Months	0	0.00%	—	—	—
Interest rate swap contracts	109-120 Months	117	2.66%	1,000,000	—	(87,835)
Interest rate swap contracts	121-132 Months	131	2.27%	2,100,000	—	(51,607)
Futures Contracts	0-15 Months	6	2.11%	10,000	—	(92)
Total or Weighted Average		66	1.73%	$12,035,000	$451	$(272,282)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

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

The following tables present information about interest rate swap contracts and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at March 31, 2015.

March 31, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$451	$(272,190)	$300,414	$28,675
Totals	$451	$(272,190)	$300,414	$28,675

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

March 31, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(272,190)	$272,190	$—	$—
Futures Contracts	(92)	—	136	44
Totals	$(272,282)	$272,190	$136	$44

The following tables present information about interest rate swap contracts and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at December 31, 2014.

December 31, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$60,518	$(137,213)	$119,561	$42,866
Totals	$60,518	$(137,213)	$119,561	$42,866

December 31, 2014		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(137,213)	$137,213	$—	$—
Futures Contracts	(180)	—	227	47
Totals	$(137,393)	$137,213	$227	$47

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters ended March 31, 2015 and March 31, 2014.

		Income (Loss) Recognized
		For the Quarter Ended
Derivatives	Location on Condensed Consolidated Statements of Operations	March 31, 2015	March 31, 2014
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$48,931	$—
Interest income	Realized loss on derivatives	4,178	3,236
Interest expense	Realized loss on derivatives	(44,919)	(37,852)
Changes in fair value	Unrealized gain (loss) on derivatives	(216,426)	(103,306)
		$(208,236)	$(137,922)
Interest rate swaptions:
Realized gain	Realized loss on derivatives	—	23,317
Changes in fair value	Unrealized gain (loss) on derivatives	—	(73,458)
		$—	$(50,141)
Futures Contracts:
Realized loss	Realized loss on derivatives	(91)	(440)
Changes in fair value	Unrealized gain (loss) on derivatives	88	409
		$(3)	$(31)
Totals		$(208,239)	$(188,094)

Note 9 – Commitments and Contingencies

Management Agreement with ACM

As discussed in Note 14, “Related Party Transactions” we are externally managed by ACM pursuant to a management agreement (the “Management Agreement”), which was most recently amended on February 23, 2015. The Management Agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At March 31, 2015, the effective management fee was 1.03% based on gross equity raised of $2,663,917. The ACM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ACM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2015 and December 31, 2014.

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

Transactions related to awards issued under the Plan for the quarter ended March 31, 2015 are summarized below:

	March 31, 2015
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding beginning of period	1,055	$6.47
Vested	(106)	$7.07
Unvested Awards Outstanding end of period	949	$6.41

At March 31, 2015, there was approximately $3,009 of unvested non-cash stock based compensation related to the Awards (based on the March 31, 2015 stock price of $3.17 per share), that we expect to recognize as an expense over the remaining average service period of 1.5 years. We also pay our Board quarterly fees of $33; 50%, or $16.5 of this fee, was payable in cash and 50%, or $16.5 of this fee, was payable in common stock, or a combination of stock and cash (e.g. to cover estimated income taxes) at the option of the director.

Note 11 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the quarter ended March 31, 2015.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.04	$14,168
February 13, 2015	February 27, 2015	$0.04	14,169
March 13, 2015	March 27, 2015	$0.04	14,149
Total dividends paid			$42,486

The following table presents our Series A Preferred Stock dividend transactions for the quarter ended March 31, 2015.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.17	$374.8
February 15, 2015	February 27, 2015	$0.17	374.8
March 15, 2015	March 27, 2015	$0.17	374.8
Total dividends paid			$1,124.4

The following table presents our Series B Preferred Stock dividend transactions for the quarter ended March 31, 2015.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.16	$927
February 15, 2015	February 27, 2015	$0.16	927
March 15, 2015	March 27, 2015	$0.16	927
Total dividends paid			$2,781

Equity Capital Raising Activities

The following table presents our equity transactions for the quarter ended March 31, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 26, 2015 through March 27, 2015	13	$3.26	$43

(1)	Weighted average price

Common Stock Repurchases

The following table presents our common stock repurchases for the quarter ended March 31, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 5, 2015 through March 13, 2015	875	3.20	$2,804

(1)	Weighted average price

Note 12 – Net Loss per Common Share

The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters ended March 31, 2015 and March 31, 2014.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
Net Loss	$(125,469)	$(19,778)
Less: Preferred dividends	(3,905)	(3,905)
Net loss related to common stockholders	$(129,374)	$(23,683)

Weighted average common shares outstanding – basic	352,945	357,496
Add: Effect of dilutive non-vested awards, assumed vested	—	—
Weighted average common shares outstanding – diluted	352,945	357,496

Note 13 – Income Taxes

The following table reconciles our GAAP net loss to estimated REIT taxable income for the quarters ended March 31, 2015 and March 31, 2014.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
GAAP net loss	$(125,469)	$(19,778)
Book to tax differences:
Changes in interest rate contracts	167,407	153,038
Gains on Security Sales	(6,544)	(69,869)
Amortization of deferred hedging gains (costs)	(1,877)	293
Net premium amortization differences	—	(5,343)
Other	4	6
Estimated taxable income	$33,521	$58,347

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

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at March 31, 2015 by approximately $9,636, or approximately $0.03 per common share (based on the 352,375 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $46,391 for the quarter ended March 31, 2015. Our estimated REIT taxable income available to pay dividends was $33,521 for the quarter ended March 31, 2015. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

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

In accordance with the Management Agreement, we incurred $6,877 and $6,965 in management fees for the quarters ended March 31, 2015 and March 31, 2014, respectively.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. For the quarters ended March 31, 2015 and March 31, 2014, we reimbursed ACM $382 and $460, respectively, for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $179 and $234, respectively, for the quarters ended March 31, 2015 and March 31, 2014.

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

Note 16 – Subsequent Events

On April 27, 2015, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on April 15,

2015. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable May 27, 2015 to holders of record on May 15, 2015 and payable June 29, 2015 to holders of record on June 15, 2015.

On April 27, 2015, a cash dividend of $0.04 per outstanding common share, or $14,133 in the aggregate, was paid to holders of record on April 15, 2015. We have also declared cash dividends of $0.04 per outstanding common share payable May 27, 2015 to holders of record on May 15, 2015 and payable on June 29, 2015 to holders of record on June 15, 2015.

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

U.S. dollar amounts and share numbers are presented in thousands, except per share amounts, or as otherwise noted.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. The securities we invest in are issued or guaranteed by a GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, "Agency Securities"). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. At March 31, 2015 and December 31, 2014, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

We are externally managed by ACM, pursuant to the Management Agreement, which was most recently amended on February 23, 2015. ACM is an investment advisor registered with the SEC. ACM is also the external manager of JAVELIN, a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as the executive officers of JAVELIN.

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

Our Manager

See Note 9 and Note 14 to the condensed consolidated financial statements.

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

U.S. Government Mortgage-Related Securities Market Intervention

In December 2013, the Fed announced the first of a series of reductions in the level of its purchases of Agency and long term U.S. Treasury Securities. The table below shows the reduced purchases announcements.The Fed announced at its March 18, 2015 meeting that it would keep the target range for the Federal Funds Rate between 0.0% and 0.25% toward its objectives of achieving maximum employment and inflation of 2%.

Fed Meeting Date	Agency Securities (in billions)	Longer term U.S. Treasury Securities (in billions)
December 18, 2013	$35.0	$40.0
January 29, 2014	$30.0	$35.0
March 19, 2014	$25.0	$30.0
April 30, 2014	$20.0	$25.0
June 18, 2014	$15.0	$20.0
July 30, 2014	$10.0	$15.0
September 17, 2014	$5.0	$10.0
October 29, 2014	$—	$—

Based on the Fed's announcement and progress and other economic factors such as GDP growth and unemployment levels, we anticipated that interest rates would remain near the levels they had achieved in early 2014 or trend higher. Accordingly, we positioned our securities and derivatives portfolios to be biased toward a higher rate environment. However, rates actually trended lower throughout the year which resulted in the decline in the aggregate net fair value of our securities and derivatives portfolios. See "Results of Operations" below.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from March 2013 to March 2015.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
March 28, 2013
April 30, 2013
May 31, 2013
June 28, 2013
July 31, 2013
August 30, 2013
September 30, 2013
October 31, 2013
November 29, 2013
December 31, 2013
January 31, 2014
February 28, 2014
March 31, 2014
April 30, 2014
May 30, 2014
June 30, 2014
July 31, 2014
August 29, 2014
September 30, 2014
October 31, 2014
November 28, 2014
December 31, 2014
January 30, 2015
February 27, 2015
March 31, 2015
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2015	March 31, 2014	2015
Net Interest Income	$85,358	$108,335	(21.21)%
Total Other Loss	(201,695)	(118,225)	70.60%
Total Expenses	9,132	9,888	(7.65)%
Net Loss	(125,469)	(19,778)	534.39%
Dividends declared on preferred stock	(3,905)	(3,905)	0.00%
Net Loss related to common stockholders	$(129,374)	$(23,683)	446.27%
Net Loss related per share to common, basic	$(0.37)	$(0.07)	428.57%
Net Loss related per share to common, diluted	$(0.37)	$(0.07)	428.57%

The main factors for the change in net loss in 2015 as compared to 2014 are the unrealized losses on derivatives in 2015 as compared to the unrealized losses in 2014, which were partially offset by realized gains on Agency Security sales, which represented partial recoveries of other than temporary impairments recognized in 2014. Declining net interest income in 2015 was also a factor. These factors result largely from the trend of generally falling interest rates in 2015 and 2014.

Net Interest Income

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2015	March 31, 2014	2015
Interest income, net of amortization of premium on Agency Securities	$99,550	$123,082	(19.12)%
Interest expense	(14,192)	(14,747)	(3.76)%
Net Interest Income	$85,358	$108,335	(21.21)%

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2015 vs. 2014

•	Our average securities portfolio decreased from $15,399,957 at March 31, 2014 to $14,634,391 at March 31, 2015.

•
Our net interest rate spread decreased from 1.82% at March 31, 2014 to 1.20% at March 31, 2015. Our average portfolio yield decreased 0.47% while our cost of funds increased 0.15% year over year. The decrease in the interest rate spread from 2014 to 2015 combined with the decrease in our securities portfolio resulted in decreased net interest income.

At March 31, 2015 and December 31, 2014, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 105.05% due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 31, 2015	2.72%	1.52%	1.20%	0.39%
December 31, 2014	2.71%	1.44%	1.27%	0.40%
September 30, 2014	2.68%	1.25%	1.43%	0.38%
June 30, 2014	2.86%	1.40%	1.46%	0.39%
March 31, 2014	3.19%	1.37%	1.82%	0.41%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Average Principal Prepayment Rate Annualized
10 Year Treasury Rate
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
January 2013
March 2013
May 2013
July 2013
September 2013
November 2013
January 2014
March 2014
May 2014
July 2014
September 2014
November 2014
January 2015
March 2015
Axis Title
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Loss

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2015	March 31, 2014	2015
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income)	$6,544	$69,869	(90.63)%
Realized gain (loss) on derivatives (1)	8,099	(11,739)	(168.99)%
Unrealized loss on derivatives	(216,338)	(176,355)	22.67%
Total Other Loss	$(201,695)	$(118,225)	70.60%
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

2015 vs. 2014

•
Gains on Agency Securities resulted from the sales of Agency Securities during the quarter ended March 31, 2015 of $1,372,538 compared to $5,575,987 during the quarter ended March 31, 2014. At March 31, 2015, March 31, 2014 and December 31, 2014, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters ended March 31, 2015 and March 31, 2014 and for the year ended December 31, 2014, respectively.

•	Gains (losses) on derivatives resulted from a combination of the following:

◦	We increased our total interest rate swap contracts aggregate notional balance from $10,030,000 at March 31, 2014 to $12,025,000 at March 31, 2015, respectively.

◦	We decreased our total interest rate swaptions notional balance from $5,250,000 at March 31, 2014 to $0 at March 31, 2015, respectively.

◦	The net losses for the quarters ended March 31, 2015 and March 31, 2014 were the result of gradual and sustained declines of interest rates.

Expenses

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2015	March 31, 2014	2015
Management fee	$6,877	$6,965	(1.26)%
Professional fees	793	1,274	(37.76)%
Insurance	170	184	(7.61)%
Compensation	613	712	(13.90)%
Other	679	753	(9.83)%
Total Expenses	$9,132	$9,888	(7.65)%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock or pay dividends in excess of taxable income. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate has generally declined over time. Gross equity raised was $2,663,917 at March 31, 2015 compared to $2,712,685 at March 31, 2014.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our securities portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions.

Insurance includes premiums for both general business and directors and officers liability coverage.

Compensation includes both director compensation as well as the restricted stock awarded to our executive officers and other ACM employees through ACM. Compensation increased in 2013 as compared to 2012 due to the restricted stock award made in 2013 in consideration of our 2012 performance and increases in director compensation rates. The decline in 2014 is primarily the result of lower stock based compensation due to a decline in our stock price and award vesting.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses.

Taxable Income

See Note 13 to the condensed consolidated financial statements for information regarding our taxable income.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the quarters ended March 31, 2015 and March 31, 2014, other comprehensive income totaled $83,187 and $46,296, respectively, reflecting net unrealized gains on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Agency Securities

Security purchase and sale transactions, including purchase of "to be announced" securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings, are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

The tables below summarize certain characteristics of our Agency Securities at March 31, 2015 and December 31, 2014.

March 31, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$133,551	$140,624	2.90%	9.71%	14	0.94%
Multi-Family MBS	1,938,853	2,043,542	3.14%	0.00%	113	13.69
10 Year Fixed	15,162	16,318	4.31%	10.65%	114	0.11
15 Year Fixed	5,714,744	6,067,496	3.31%	6.91%	159	40.34
20 Year Fixed	4,793,896	5,096,496	3.66%	10.40%	202	33.84
25 Year Fixed	18,965	20,768	4.50%	5.75%	251	0.13
30 Year Fixed	1,551,857	1,665,195	3.90%	2.55%	355	10.95
Total or Weighted Average	$14,167,028	$15,050,439	3.47%	6.70%	188	100.00%
(1) Weighted average for all prepayments during the quarter ended March 31, 2015, including prepayments related to Agency Securities purchased or sold during the quarter.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$124,680	$131,722	3.38%	15.13%	7	0.86%
Multi-Family MBS	1,206,290	1,261,903	3.26%	0.00%	114	8.33
10 Year Fixed	5,671	6,140	4.53%	8.00%	108	0.04
15 Year Fixed	7,295,657	7,690,241	3.33%	6.97%	163	50.38
20 Year Fixed	4,659,352	4,931,150	3.60%	8.50%	205	32.18
25 Year Fixed	19,386	21,139	4.50%	0.00%	254	0.13
30 Year Fixed	1,170,133	1,255,234	4.01%	0.91%	356	8.08
Total or Weighted Average	$14,481,169	$15,297,529	3.47%	6.45%	187	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2014, including prepayments related to Agency Securities purchased or sold during the quarter.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any unsettled securities purchases or sales at March 31, 2015. At December 31, 2014, we had investment related receivables of $260,598 and investment related payables of $445,292 with respect to unsettled sales and purchases of Agency Securities.

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

At March 31, 2015 and December 31, 2014, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 14 months and 7 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year Constant Maturity Treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 30 of which had open repurchase agreements with us at March 31, 2015 and 28 of which had open repurchase agreements with us at December 31, 2014. We had outstanding balances under our repurchase agreements at March 31, 2015 and December 31, 2014 of $13,904,770 and $13,881,921, respectively.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At March 31, 2015 and December 31, 2014, the notional value of our derivatives was 80.72% and 85.92%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our earnings.

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

At March 31, 2015 and December 31, 2014, we had interest rate swap contracts with an aggregate notional balance of $12,025,000 and $13,020,000, respectively. In addition, at March 31, 2015 and December 31, 2014, we had purchased or sold Futures Contracts with an aggregate notional balance of $10,000. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized net losses of $(208,239) and $(188,094), respectively, for the quarters ended March 31, 2015 and March 31, 2014, related to our derivatives. For the quarters ended March 31, 2015 and March 31, 2014, the net unrealized change in the fair value of our Agency Securities increased by $89,731 and $116,165, respectively.

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

Liquidity and Capital Resources

During the quarter ended March 31, 2015, we issued 13 shares of common stock under our common stock DRIP and raised additional net proceeds of approximately $43. During the quarter ended March 31, 2015, we repurchased 875 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $2,804. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of the Management Agreement. However, pursuant to the Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

At March 31, 2015, we financed our securities portfolio with approximately $13,904,770 of net borrowings under repurchase agreements. Our leverage ratio at March 31, 2015, was 8.39 to 1. At March 31, 2015, our liquidity totaled $897,650, consisting of $473,826 of cash plus $423,824 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at March 31, 2015 and December 31, 2014.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the quarter ended March 31, 2015, we purchased $1,982,478 of Agency Securities using proceeds from repurchase agreements and principal repayments. During the quarter ended March 31, 2015, we received cash of $481,387 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $43 from common equity issuances under our common stock DRIP and we repurchased 875 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $2,804. We had a net cash increase from our repurchase agreements of $22,849 for the quarter ended March 31, 2015 and made cash interest payments of approximately $93,160 on our liabilities. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $183,443 of cash collateral posted to counterparties and decreased our liability by $9,900 for cash collateral posted by counterparties at March 31, 2015.

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
January 2015
February 2015
March 2015
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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2015 and December 31, 2014, our total net borrowings were approximately $13,904,770 and $13,881,921 (excluding accrued interest), respectively. At March 31, 2015 and December 31, 2014, we had a leverage ratio of approximately 8.39:1 and 7.94:1, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2015 and December 31, 2014, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at March 31, 2015 and December 31, 2014, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the condensed consolidated financial statements for our significant accounting policies.

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

Realized Gains and Losses on Agency Securities

Security purchase and sale transactions, including purchase of "to be announced" securities, are recorded on the trade date. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We realize gains and losses on our Agency Securities upon their sale. At that time, previously unrealized amounts included in accumulated other comprehensive income are reclassified and reported in net income as other gain or loss. To the extent that we sell Agency Securities in later periods after changes in the fair value of those Agency Securities have occurred, we may report significant net income or net loss without a corresponding change in our total stockholders' equity.

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

•	the possible material adverse effect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;

•	mortgage loan modification programs and future legislative action;

•	the impact of the delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for mortgage securities;

•	inflation or deflation;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for Agency Securities from the U.S. Treasury;

•	changes in our business and investment strategy;

•	our dependence on ACM and ability to find a suitable replacement if ACM were to terminate its management relationship with us;

•	the existence of conflicts of interest in our relationship with ACM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	changes in personnel at ACM or the availability of qualified personnel at ACM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

“Fed” means the U.S. Federal Reserve

“Freddie Mac” means the Federal Home Loan Mortgage Corporation

“Futures Contracts” means     Eurodollar Futures Contracts

“GAAP” means accounting principles generally accepted in the United States of America

“Ginnie Mae” means the Government National Mortgage Administration

“GSE” means U.S. Government Sponsored Entity, such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Administration (Ginnie Mae).

"Haircut" means the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

“JAVELIN” means JAVELIN Mortgage Investment Corp.

“LIBOR” means the London Interbank Offered Rate

“Management Agreement” means the management agreement between ARR and ACM whereby ACM performs certain services for ARR in exchange for a specified fee. The current version of the Management Agreement was filed as an exhibit to our 2014 Form 10-K and incorporated herein by reference in the exhibit index.

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

"Repurchase Program" means the Company's common stock repurchase program

“RMBS” means residential mortgage backed securities

“SEC” means the Securities and Exchange Commission

“SBBC” means Staton Bell Blank Check LLC

“Sub-Management Agreement” means the Sub-Management Agreement between ARMOUR, ACM and SBBC. ACM is responsible for the payment of a monthly sub-management fee to SBBC.

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
At March 31, 2015, substantially all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2015 and December 31, 2014. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

March 31, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	8.57%	(0.29)%
0.50%	4.37%	(0.05)%
(0.50)%	6.63%	(0.16)%
(1.00)%	2.97%	(0.79)%

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	31.23%	(0.07)%
0.50%	15.70%	0.06%
(0.50)%	7.20%	(0.30)%
(1.00)%	1.83%	(1.12)%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Credit Risk

We have limited our exposure to credit losses on our securities portfolio of Agency Securities. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Agency Securities guaranteed by Ginnie Mae are backed by the full faith and credit of the U.S. Government.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2015. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information regarding our common stock repurchases made during the three months ended March 31, 2015 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
March 5, 2015 through March 13, 2015	875	$3.20	875	44,321
(1) All shares were repurchased pursuant to a stock repurchase program ("Repurchase Program") (see Note 3 to the condensed consolidated financial statements).
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

April 29, 2015	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Fourth Amended and Restated Management Agreement, dated February 23, 2015 between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.4 to ARMOUR's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 24, 2015)

10.2
First Amended and Restated Sub-Management Agreement, dated February 23, 2015 by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 24, 2015)

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