Form 10-Q
period 2015-06-30
Armour Residential REIT, Inc.
filed 2015-07-29
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

The number of outstanding shares of the Registrant’s common stock as of July 28, 2015 was 350,275,496.

ARMOUR Residential REIT, Inc. and Subsidiary
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2015	December 31, 2014
Assets
Cash	$363,212	$494,561
Cash collateral posted to counterparties	137,657	129,004
Agency Securities, available for sale, at fair value (including pledged securities of $13,285,441 and $14,370,847)	13,795,986	15,297,529
Receivable for unsettled sales (including pledged securities of $741,531 and $251,251)	752,773	260,598
Derivatives, at fair value	32,609	60,518
Principal payments receivable	398	93
Accrued interest receivable	39,935	41,915
Prepaid and other assets	1,123	1,580
Total Assets	$15,123,693	$16,285,798
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$13,422,795	$13,881,921
Cash collateral posted by counterparties	162	48,240
Payable for unsettled purchases	—	445,292
Derivatives, at fair value	107,954	137,393
Accrued interest payable	5,050	7,012
Accounts payable and other accrued expenses	938	16,649
Total Liabilities	$13,536,899	$14,536,507

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference) at June 30, 2015 and December 31, 2014	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference) at June 30, 2015 and December 31, 2014	6	6
Common stock, $0.001 par value, 1,000,000 shares authorized, 350,271 and 353,159 shares issued and outstanding at June 30, 2015 and December 31, 2014	350	353
Additional paid-in capital	2,708,630	2,717,545
Accumulated deficit	(1,072,984)	(1,052,969)
Accumulated other comprehensive income (loss)	(49,210)	84,354
Total Stockholders’ Equity	$1,586,794	$1,749,291
Total Liabilities and Stockholders’ Equity	$15,123,693	$16,285,798

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income, net of amortization of premium on Agency Securities	$91,703	$113,892	$191,253	$236,974
Interest expense	(13,917)	(14,979)	(28,108)	(29,726)
Interest expense- U.S. Treasury Securities sold short	—	(4,263)	—	(4,263)
Net Interest Income	$77,786	$94,650	$163,145	$202,985
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(5,051)	11,167	1,493	81,036
Loss on short sale of U.S. Treasury Securities	—	(15,781)	—	(15,781)
Subtotal	$(5,051)	$(4,614)	$1,493	$65,255
Realized loss on derivatives (1)	(59,978)	(34,498)	(51,880)	(46,236)
Unrealized gain (loss) on derivatives	194,507	(116,273)	(21,831)	(292,629)
Subtotal	$134,529	$(150,771)	$(73,711)	$(338,865)
Total Other Income (Loss)	$129,478	$(155,385)	$(72,218)	$(273,610)
Expenses:
Management fee	6,867	6,964	13,744	13,929
Professional fees	658	901	1,451	2,175
Insurance	172	186	342	369
Compensation	575	734	1,188	1,446
Other	974	670	1,653	1,424
Total Expenses	$9,246	$9,455	$18,378	$19,343
Net Income (Loss)	$198,018	$(70,190)	$72,549	$(89,968)
Dividends declared on preferred stock	(3,905)	(3,905)	(7,810)	(7,812)
Net Income (Loss) available (related) to common stockholders	$194,113	$(74,095)	$64,739	$(97,780)
Net income (loss) per share available (related) to common stockholders (Note 12):
Basic	$0.55	$(0.21)	$0.18	$(0.27)
Diluted	$0.55	$(0.21)	$0.18	$(0.27)
Dividends declared per common share	$0.12	$0.15	$0.24	$0.30
Weighted average common shares outstanding:
Basic	351,332	357,111	352,134	357,302
Diluted	352,175	357,111	352,977	357,302
Pro Forma for the effect of the pending 1 for 8 reverse stock split (See Note 1)
Basic	$4.40	$(0.21)	$1.44	$(0.27)
Diluted	$4.40	$(0.21)	$1.44	$(0.27)
Dividends declared per common share	$0.96	$0.15	$1.92	$0.30
Weighted average common shares outstanding:
Basic	43,916	357,111	44,017	357,302
Diluted	44,022	357,111	44,122	357,302
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income (Loss)	$198,018	$(70,190)	$72,549	$(89,968)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	5,051	(11,167)	(1,493)	(81,036)
Net unrealized gain (loss) on available for sale Agency Securities	(221,802)	221,767	(132,071)	337,931
Other comprehensive income (loss)	$(216,751)	$210,600	$(133,564)	$256,895
Comprehensive Income (Loss)	$(18,733)	$140,410	$(61,015)	$166,927

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	2,181	$2	$53,172	5,650	$6	$136,547	353,159	$353	$2,527,826	$2,717,545	$(1,052,969)	$84,354	$1,749,291
Series A Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(2,249)	—	(2,249)
Series B Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(5,562)	—	(5,562)
Common stock dividends declared	—	—	—	—	—	—	—	—	—	—	(84,753)	—	(84,753)
Issuance of common stock, net	—	—	—	—	—	—	27	—	85	85	—	—	85
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	160	—	494	494	—	—	494
Common stock repurchased	—	—	—	—	—	—	(3,075)	(3)	(9,494)	(9,494)	—	—	(9,497)
Net Income	—	—	—	—	—	—	—	—	—	—	72,549	—	72,549
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(133,564)	(133,564)
Balance, June 30, 2015	2,181	$2	$53,172	5,650	$6	$136,547	350,271	$350	$2,518,911	$2,708,630	$(1,072,984)	$(49,210)	$1,586,794

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net income (loss)	$72,549	$(89,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	56,747	30,668
Realized gain on sale of Agency Securities	(1,493)	(81,036)
Loss on short sale of U.S. Treasury Securities	—	15,781
Stock based compensation	494	597
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	1,380	(2,867)
Decrease in prepaid and other assets	462	424
(Increase) decrease in derivatives, at fair value	(1,530)	306,788
Increase (decrease) in accrued interest payable	(1,962)	1,259
Increase in accrued interest payable- U.S. Treasury Securities sold short	—	4,254
Decrease in accounts payable and other accrued expenses	(15,711)	(20,154)
Net cash provided by operating activities	$110,936	$165,746
Cash Flows From Investing Activities:
Purchases of Agency Securities	(2,937,195)	(9,640,164)
Principal repayments of Agency Securities	993,520	733,237
Proceeds from sales of Agency Securities	2,319,228	6,779,853
Disbursements on reverse repurchase agreements	—	(3,080,908)
Receipts from reverse repurchase agreements	—	2,052,247
Increase in cash collateral posted to/by counterparties	(56,731)	(237,894)
Net cash provided by (used in) investing activities	$318,822	$(3,393,629)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	80	135
Proceeds from repurchase agreements	40,621,569	43,073,379
Principal repayments on repurchase agreements	(41,080,695)	(40,802,642)
Proceeds from short sales of U.S. Treasury Securities	—	1,011,705
Series A Preferred stock dividends paid	(2,249)	(2,250)
Series B Preferred stock dividends paid	(5,562)	(5,562)
Common stock dividends paid	(84,753)	(107,626)
Common stock repurchased	(9,497)	(2,585)
Net cash provided by (used in) financing activities	$(561,107)	$3,164,554
Net decrease in cash	(131,349)	(63,329)
Cash - beginning of period	494,561	496,478
Cash - end of period	$363,212	$433,149
Supplemental Disclosure:
Cash paid during the period for interest	$140,950	$101,956
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$752,773	$—
Payable for unsettled purchases	$—	$38,816
Net unrealized gain (loss) on available for sale Agency Securities	$(132,071)	$337,931
Amounts receivable for issuance of common stock	$5	$19
See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership, formerly known as ARMOUR Residential    Management LLC. On December 19, 2014, ARMOUR Residential Management LLC, our external manager under the Management Agreement (as defined below), changed its name to ARMOUR Capital Management LP and converted from a Delaware limited liability company to a Delaware limited partnership and continued as the manager under the same Management Agreement (the “Conversion”).

One-For-Eight-Reverse Stock Split of Common Stock

On June 18, 2015, we announced that our Board of Directors had approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-eight (the “Reverse Stock Split”). The Reverse Stock Split is scheduled to take effect at about 5:00 p.m. Eastern Time on July 31, 2015 (the “Effective Time”). At the Effective Time, every eight issued and outstanding shares of common stock will be converted into one share of common stock, and as a result, the number of outstanding shares of common stock will be reduced from approximately 350,000 to approximately 43,750. At the Effective Time, the number of authorized shares of common stock will also be reduced, on a one-for-eight basis, from 1,000,000 to 125,000. The par value of each share of common stock will remain unchanged. Trading in our common stock on a split adjusted basis is expected to begin at the market open on August 3, 2015. Our common stock will continue trading on the NYSE under the symbol “ARR” but will be assigned a new CUSIP number. On July 28, 2015, our Board of Directors also increased the number of shares of common stock authorized for repurchase under our common stock repurchase program (the "Repurchase Program") to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015.

No fractional shares will be issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares will be entitled to receive, in lieu of such fractional shares, cash in an amount determined on the basis of the average closing price of our common stock on the NYSE for the three consecutive trading days ending on July 31, 2015. The Reverse Stock Split will apply to all of our authorized and outstanding shares of common stock as of the Effective Time. The Reverse Stock Split doesn't affect our Series A Cumulative Preferred Shares, (“Series A Preferred Stock”) or our Series B Cumulative Preferred Shares (“Series B Preferred Stock”).

Note 2 – Organization and Nature of Business Operations

We are an externally managed Maryland corporation organized in 2008, managed by ACM, an investment advisor registered with the SEC (see Note 9, “Commitments and Contingencies” and Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). We also may invest in other securities backed by residential mortgages for which the payment of principal

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

and interest is not guaranteed by a GSE or government agency (collectively, "Non-Agency Securities"). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At June 30, 2015 and December 31, 2014, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

We have elected to be taxed as a REIT under the Internal Revenue Code as amended (“the Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions and basis swap contracts), Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our Agency Securities and to-be-announced (“TBA”) Agency Securities.
Agency Securities, Available For Sale

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. At June 30, 2015 and December 31, 2014, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

Receivables and Payables for Unsettled Sales and Purchases

We account for purchases and sales of securities on the trade date, including purchases and sales for forward settlement. Receivables and payables for unsettled trades represent the agreed trade price multiplied by the outstanding balance of the securities at the balance sheet date.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2015 and December 31, 2014.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at June 30, 2015 and December 31, 2014.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our condensed consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our condensed consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income. These transactions include interest rate swap contracts, interest rate swaptions and basis swap contracts. We also utilize forward contracts for the purchase or sale of TBA Agency Securities. We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract.

We may also enter into TBA Agency Securities as a means of investing in and financing Agency Securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to Agency Securities (thereby reducing our "at risk" leverage). Pursuant to TBA Agency Securities, we agree to purchase or sell, for future delivery, Agency Securities with certain principal and interest terms and certain types of collateral, but the particular Agency Securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA Agency Security for a later settlement date. This transaction is commonly referred to as a "dollar roll." When it is reasonably possible that we will pair off a TBA Agency Security, we account for that contract as a derivative.

Preferred Stock

At June 30, 2015, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

(“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At June 30, 2015, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Preferred Stock

At June 30, 2015 and December 31, 2014, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. At June 30, 2015 and December 31, 2014, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Preferred Stock

At June 30, 2015 and December 31, 2014, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. At June 30, 2015 and December 31, 2014, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and ranks on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

At June 30, 2015, we were authorized to issue up to 1,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 350,271 shares of common stock issued and outstanding at June 30, 2015 and 353,159 shares of common stock issued and outstanding at December 31, 2014.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our Repurchase Program to 50,000 shares of our common stock outstanding. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended,

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. For the six months ended June 30, 2015, we repurchased 3,075 shares of our common stock under the Repurchase Program for an aggregate of $9,497.

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family mortgage backed securities (“MBS”), which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

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

Security purchase and sale transactions, including purchase of TBA Agency Securities, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

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

Note 4 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financing, and Disclosures, Transfers and Servicing (Topic 860). We do not have repurchase-to-maturity transactions or repurchase financing arrangements of the type covered by ASU 2014-11, therefore this amendment to the accounting standards will not affect our condensed consolidated balance sheets or statements of operations. The amendment also requires certain additional disclosures about repurchase agreements beginning with these second quarter 2015 financial statements, See Note 7, “Repurchase Agreements”.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain quotes from up to three dealers who make markets in similar Agency Securities. In general, the dealers incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular Agency Security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the Agency Security. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer quotes and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer quotes are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information received from dealers and classify it as a Level 3 security. At June 30, 2015 and December 31, 2014, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

Derivative Transactions - Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and are classified as Level 1. The fair values of our interest rate swap contracts, interest rate swaptions and basis swaps are valued using third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. Management compares pricing used to dealer quotes to ensure that the current market

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

conditions are properly reflected. The fair values of our interest rate swap contracts, interest rate swaptions, basis swap contracts and TBA Agency Securities are classified as Level 2.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$13,795,986	$—	$13,795,986
Derivatives	$—	$32,609	$—	$32,609
Liabilities at Fair Value:
Derivatives	$—	$107,954	$—	$107,954

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$15,297,529	$—	$15,297,529
Derivatives	$—	$60,518	$—	$60,518
Liabilities at Fair Value:
Derivatives	$180	$137,213	$—	$137,393

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at June 30, 2015 and December 31, 2014.

June 30, 2015			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$363,212	$363,212	$363,212	$—	$—
Cash collateral posted to counterparties	$137,657	$137,657	$—	$137,657	$—
Receivable for unsettled sales	$752,773	$752,773	$—	$752,773	$—
Principal payments receivable	$398	$398	$—	$398	$—
Accrued interest receivable	$39,935	$39,935	$—	$39,935	$—
Financial Liabilities:
Repurchase agreements	$13,422,795	$13,422,795	$—	$13,422,795	$—
Cash collateral posted by counterparties	$162	$162	$—	$162	$—
Accrued interest payable- repurchase agreements	$5,050	$5,050	$—	$5,050	$—

December 31, 2014			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$494,561	$494,561	$494,561	$—	$—
Cash collateral posted to counterparties	$129,004	$129,004	$—	$129,004	$—
Receivable for unsettled sales	$260,598	$260,598	$—	$260,598	$—
Principal payments receivable	$93	$93	$—	$93	$—
Accrued interest receivable	$41,915	$41,915	$—	$41,915	$—
Financial Liabilities:
Repurchase agreements	$13,881,921	$13,881,921	$—	$13,881,921	$—
Cash collateral posted by counterparties	$48,240	$48,240	$—	$48,240	$—
Payable for unsettled purchases	$445,292	$445,292	$—	$445,292	$—
Accrued interest payable- repurchase agreements	$7,012	$7,012	$—	$7,012	$—

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At June 30, 2015 and December 31, 2014, investments in Agency Securities accounted for 100% of our securities portfolio.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We evaluated our Agency Securities with unrealized losses at June 30, 2015, June 30, 2014 and December 31, 2014, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarter and six months ended June 30, 2015 and June 30, 2014 and for the year ended December 31, 2014, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

At June 30, 2015, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at June 30, 2015 are also presented below. Our Agency Securities had a weighted average coupon of 3.45% at June 30, 2015.

June 30, 2015	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$50,962	$(121)	$685	$51,526	0.37%
Multi-Family MBS	2,341,459	(36,706)	10,496	2,315,249	16.78
10 Year Fixed	24,486	(39)	424	24,871	0.18
15 Year Fixed	5,178,206	(1,744)	25,944	5,202,406	37.71
20 Year Fixed	3,091,571	(33,318)	5,915	3,064,168	22.21
25 Year Fixed	34,379	(222)	—	34,157	0.25
30 Year Fixed	1,104,916	(3,777)	14	1,101,153	7.98
Total Fannie Mae	$11,825,979	$(75,927)	$43,478	$11,793,530	85.48%

Freddie Mac
ARMs & Hybrids	13,460	(30)	233	13,663	0.10%
10 Year Fixed	21,684	(43)	403	22,044	0.16
15 Year Fixed	210,300	(557)	1,480	211,223	1.53
20 Year Fixed	1,706,015	(22,051)	3,920	1,687,884	12.23
Total Freddie Mac	$1,951,459	$(22,681)	$6,036	$1,934,814	14.02%

Ginnie Mae
ARMs & Hybrids	67,432	(384)	244	67,292	0.50%
15 Year Fixed	326	—	24	350	0.00
Total Ginnie Mae	$67,758	$(384)	$268	$67,642	0.50%
Total Agency Securities	$13,845,196	$(98,992)	$49,782	$13,795,986	100.00%

There were no unsettled purchases at June 30, 2015.

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

The following table summarizes the weighted average lives of our Agency Securities at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$26	$27	$—	$—
Greater than or equal to one year and less than three years	38,730	38,659	48,298	47,929
Greater than or equal to three years and less than five years	7,282,891	7,257,422	10,712,331	10,667,135
Greater than or equal to five years	6,474,339	6,549,088	4,536,900	4,498,111
Total Agency Securities	$13,795,986	$13,845,196	$15,297,529	$15,213,175

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at June 30, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	$5,302,050	$(54,015)	$2,117,182	$(44,977)	$7,419,232	$(98,992)
December 31, 2014	$895,382	$(2,324)	$2,463,523	$(25,282)	$3,358,905	$(27,606)

During the quarter and six months ended June 30, 2015, we sold $1,445,097 and $2,817,635, respectively, of Agency Securities, which resulted in realized (loss) gain of $(5,051) and $1,493, respectively. During the quarter and six months ended June 30, 2014, we sold $1,206,494 and $6,782,481, respectively of Agency Securities, which resulted in realized gains of $11,167 and $81,036, respectively. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 – Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases at June 30, 2015 and December 31, 2014. No amounts below are subject to offsetting.

	June 30, 2015		December 31, 2014
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$4,464,914	0.38%	$3,994,656	0.36%
31 days to 60 days	5,339,228	0.39%	5,631,858	0.37%
61 days to 90 days	1,976,610	0.42%	2,348,839	0.39%
Greater than 90 days	1,642,043	0.46%	1,906,568	0.44%
Total or Weighted Average	$13,422,795	0.40%	$13,881,921	0.38%

Our repurchase agreements require that we maintain adequate pledged collateral. A decline in the value of the Agency Securities pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. We also may receive cash or securities as collateral from our derivative counterparties which we may use as additional collateral for repurchase agreements. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Number of MRAs	37	40
Number of counterparties with repurchase agreements outstanding	29	28
Weighted average maturity in days	52	60
Haircut for repurchase agreements (1)	4.81%	4.81%

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

(1)
The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

At June 30, 2015, 8 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 53.42% of our repurchase agreement borrowings outstanding at June 30, 2015. At December 31, 2014, we had 7 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 48.11% of our repurchase agreement borrowings outstanding at December 31, 2014. At June 30, 2015 and December 31, 2014, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

Note 8 – Derivatives

We enter into derivative transactions to manage our interest rate risk exposure. These transactions include entering into interest rate swap contracts and interest rate swaptions as well as purchasing or selling Futures Contracts. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Basis swap contracts allow us to exchange one floating interest rate basis for another, for example, 3 month LIBOR and Fed Funds Rates, thereby allowing us to diversify our floating rate basis exposures. We also utilize forward contracts for the purchase or sale of TBA Agency Securities.

We have agreements with our derivative counterparties that provide for the posting of collateral based on the fair values of our interest rate swap contracts, swaptions, basis swap contracts and TBA Agency Securities. Through this margin process, either we or our swap counterparty may be required to pledge cash or Agency Securities as collateral. Collateral requirements vary by counterparty and change over time based on the fair value, notional amount and remaining term of the contracts. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

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

TBA Agency Securities are forward contracts for the purchase ("long position") or sale ("short position") of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA Agency Securities as a means of hedging against short-term changes in interest rates. We may also enter into TBA Agency Securities as a means of acquiring or disposing of Agency Securities and we may from time to time utilize TBA dollar roll transactions to finance Agency Security purchases.

We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. We account for TBA dollar roll transactions as a series of derivative transactions.

We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities.

The following tables present information about our derivatives on the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

June 30, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	8	1.16%	$2,725,000	$—	$(26,269)
Interest rate swap contracts	13-24 Months	13	1.24%	550,000	—	(10,939)
Interest rate swap contracts	25-36 Months	30	0.99%	1,050,000	—	(1,439)
Interest rate swap contracts	49-60 Months	53	1.47%	2,350,000	2,871	(481)
Interest rate swap contracts	73-84 Months	81	2.05%	1,025,000	1,163	(1,679)
Interest rate swap contracts	85-96 Months	92	2.13%	1,625,000	1,088	(1,581)
Interest rate swap contracts	109-120 Months	114	2.66%	1,000,000	—	(55,433)
Interest rate swap contracts	121-132 Months	129	2.29%	2,350,000	27,476	(191)
Basis swap contracts (2)	0-60 Months	28	0.22%	2,000,000	11	(327)
TBA Agency Securities	—	—	—	1,600,000	—	(9,615)
Total or Weighted Average				$16,275,000	$32,609	$(107,954)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Weighted average rate is the spread over the pay index.

(3)	Notional amount includes $6,375,000 of forward starting interest rate swap contracts which become effective within 12 months.

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	5	1.13%	$920,000	$—	$(9,349)
Interest rate swap contracts	13-24 Months	16	1.23%	2,900,000	—	(54,396)
Interest rate swap contracts	25-36 Months	31	0.63%	350,000	2,083	—
Interest rate swap contracts	37-48 Months	37	1.00%	300,000	2,090	—
Interest rate swap contracts	49-60 Months	59	1.56%	2,000,000	—	(7,414)
Interest rate swap contracts	61-72 Months	61	1.48%	300,000	2,921	—
Interest rate swap contracts	85-96 Months	91	1.47%	2,450,000	50,650	—
Interest rate swap contracts	97-108 Months	98	2.08%	2,800,000	2,774	(7,534)
Interest rate swap contracts	121-132 Months	120	2.66%	1,000,000	—	(58,520)
Futures Contracts	0-15 Months	9	2.11%	10,000	—	(180)
Total or Weighted Average		63	1.60%	$13,030,000	$60,518	$(137,393)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about our derivatives and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently,

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at June 30, 2015.

June 30, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$32,598	$(98,012)	$98,572	$33,158
Basis swap contracts	11	(11)	—	—
Totals	$32,609	$(98,023)	$98,572	$33,158

June 30, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(98,012)	$98,012	$—	$—
Basis swap contracts	(327)	11	—	(316)
TBA Agency Securities	(9,615)	—	12,027	2,412
Totals	$(107,954)	$98,023	$12,027	$2,096

The following tables present information about our derivatives and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at December 31, 2014.

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

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarter and six months ended June 30, 2015 and June 30, 2014.

		Income (Loss) Recognized
		For the Quarter Ended		For the Six Months Ended
Derivatives	Location on Condensed Consolidated Statements of Operations	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$(20,585)	$—	$28,346	$—
Interest income	Realized loss on derivatives	3,247	3,505	7,425	6,742
Interest expense	Realized loss on derivatives	(32,041)	(37,536)	(76,961)	(75,388)
Changes in fair value	Unrealized gain (loss) on derivatives	204,346	(98,356)	(12,080)	(201,663)
		$154,967	$(132,387)	$(53,270)	$(270,309)
Interest rate swaptions:
Realized gain	Realized loss on derivatives	—	—	—	23,318
Changes in fair value	Unrealized gain (loss) on derivatives	—	(18,372)	—	(91,830)
		$—	$(18,372)	$—	$(68,512)
Futures Contracts:
Realized loss	Realized loss on derivatives	(93)	(467)	(184)	(908)
Changes in fair value	Unrealized gain (loss) on derivatives	92	455	180	864
		$(1)	$(12)	$(4)	$(44)
Basis swap contracts:
Changes in fair value	Unrealized gain (loss) on derivatives	(316)	—	(316)	—
		$(316)	$—	$(316)	$—
TBA Agency Securities:
Realized loss	Realized loss on derivatives	(10,506)	—	(10,506)	—
Changes in fair value	Unrealized gain (loss) on derivatives	(9,615)	—	(9,615)	—
		$(20,121)	$—	$(20,121)	$—
Totals		$134,529	$(150,771)	$(73,711)	$(338,865)

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 9 – Commitments and Contingencies

Management Agreement with ACM

As discussed in Note 14, “Related Party Transactions” we are externally managed by ACM pursuant to a management agreement (the “Management Agreement”), which was most recently amended on February 23, 2015. The Management Agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At June 30, 2015, the effective management fee was 1.03% based on gross equity raised of $2,657,332. The ACM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ACM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2015 and December 31, 2014.

We are not party to any pending, threatened or contemplated litigation.

Note 10 – Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended, (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock, stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”), subject to terms as provided in the Plan.

On May 8, 2014, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 2,000 to 15,000 shares and the Plan was amended accordingly.

Transactions related to awards issued under the Plan for the six months ended June 30, 2015 are summarized below:

	June 30, 2015
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested Awards Outstanding-beginning of period	1,055	$6.47
Vested	(212)	$7.06
Unvested Awards Outstanding-end of period	843	$6.34

At June 30, 2015, there was approximately $2,369 of unvested non-cash stock based compensation related to the Awards (based on the June 30, 2015 stock price of $2.81 per share), that we expect to recognize as an expense over the remaining average service period of 1.3 years. We also pay our Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 11 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2015.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.04	$14,168
February 13, 2015	February 27, 2015	$0.04	14,169
March 13, 2015	March 27, 2015	$0.04	14,149
April 15, 2015	April 27, 2015	$0.04	14,133
May 15, 2015	May 27, 2015	$0.04	14,089
June 15, 2015	June 29, 2015	$0.04	14,045
Total dividends paid			$84,753

The following table presents our Series A Preferred Stock dividend transactions for the six months ended June 30, 2015.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.17	$374.8
February 15, 2015	February 27, 2015	$0.17	374.8
March 15, 2015	March 27, 2015	$0.17	374.8
April 15, 2015	April 27, 2015	$0.17	374.8
May 15, 2015	May 27, 2015	$0.17	374.8
June 15, 2015	June 29, 2015	$0.17	374.8
Total dividends paid			$2,248.8

The following table presents our Series B Preferred Stock dividend transactions for the six months ended June 30, 2015.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.16	$927
February 15, 2015	February 27, 2015	$0.16	927
March 15, 2015	March 27, 2015	$0.16	927
April 15, 2015	April 27, 2015	$0.16	927
May 15, 2015	May 27, 2015	$0.16	927
June 15, 2015	June 29, 2015	$0.16	927
Total dividends paid			$5,562

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 26, 2015 through June 29, 2015	27	$3.14	$85

(1)	Weighted average price

Common Stock Repurchases

The following table presents our common stock repurchases for the six months ended June 30, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 5, 2015 through June 9, 2015	3,075	3.09	$9,497

(1)	Weighted average price

Note 12 – Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarter and six months ended June 30, 2015 and June 30, 2014.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income (Loss)	$198,018	$(70,190)	$72,549	$(89,968)
Less: Preferred dividends	(3,905)	(3,905)	(7,810)	(7,812)
Net income (loss) related to common stockholders	$194,113	$(74,095)	$64,739	$(97,780)

Weighted average common shares outstanding – basic	351,332	357,111	352,134	357,302
Add: Effect of dilutive non-vested awards, assumed vested	843	—	843	—
Weighted average common shares outstanding – diluted	352,175	357,111	352,977	357,302

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 13 – Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarter and six months ended June 30, 2015 and June 30, 2014.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
GAAP net income (loss)	$198,018	$(70,190)	$72,549	$(89,968)
Book to tax differences:
Changes in interest rate contracts	(163,416)	116,273	3,991	269,311
(Gain) Loss on Security Sales	5,051	4,614	(1,493)	(65,255)
Amortization of deferred hedging gains (costs)	(1,216)	461	(3,093)	755
Net premium amortization differences	—	(266)	—	(5,609)
Other	4	5	8	11
Estimated taxable income	$38,441	$50,897	$71,962	$109,245

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for tax purposes.

Net capital losses realized in 2013 and 2014 totaling $(579,322) and $(341,850), respectively, may be available to offset future capital gains realized through 2018 and 2019, respectively.

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at June 30, 2015 by approximately $(42,487), or approximately $(0.12) per common share (based on the 350,271 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $92,564 for the six months ended June 30, 2015. Our estimated REIT taxable income available for distribution as dividends was $71,962 for the six months ended June 30, 2015. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of REIT taxable income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

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

In accordance with the Management Agreement, we incurred $6,867 and $13,744 in management fees for the quarter and six months ended June 30, 2015 and $6,964 and $13,929 in management fees for the quarter and six months ended June 30, 2014, respectively.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and six months ended June 30, 2015, we reimbursed ACM $489 and $871, respectively, for other expenses incurred on our behalf. For the quarter and six months ended June 30, 2014, we reimbursed ACM $419 and $878, respectively, for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $158 and $336, respectively, for the quarter and six months ended June 30, 2015 and $264 and $636, respectively for the quarter and six months ended June 30, 2014.

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

Note 16 – Subsequent Events

On July 7, 2015, our wholly owned insurance subsidiary, SABRE Business Insurance LLC, became a member of the Federal Home Loan Bank of Des Moines.

On July 27, 2015, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on July 15, 2015. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable August 27, 2015 to holders of record on August 15, 2015 and payable September 28, 2015 to holders of record on September 15, 2015.

We have declared cash dividends of $0.04 per outstanding common share which were paid on July 27, 2015 to holders of record on July15, 2015. The expected July 2015 dividend rate of $0.04 per common share does not reflect the effect of the pending Reverse Stock Split and would be equivalent to $0.32 per common share on a basis reflecting the pending Reverse Stock Split. We also have declared cash dividends of $0.33 (post-split) per outstanding common share payable on August 27, 2015 to holders of record on August 17, 2015 and payable September 28, 2015 to holders of record on September 15, 2015.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. The securities we invest in are issued or guaranteed by a GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, "Agency Securities"). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. At June 30, 2015 and December 31, 2014, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

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

One-For-Eight Reverse Stock Split of Common Stock

On June 18, 2015, we announced that our Board of Directors had approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-eight (the “Reverse Stock Split”), to be effective after July 31, 2015. See Note 1 to the condensed consolidated financial statements for additional description of the Reverse Stock Split. The Reverse Stock Split doesn't affect our Series A Preferred Stock or our Series B Preferred Stock.

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

Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. The difference between 30-day LIBOR and the Effective Federal Funds Rate can be quite volatile, with the spread alternately returning to more normal levels and then widening out again. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result.

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from June 2013 to June 2015.

30-Day LIBOR vs. Effective Federal Funds Rate
0.25
0.2
0.15
0.1
0.05
0
June 28, 2013
July 31, 2013
August 30, 2013
September 30, 2013
October 31, 2013
November 29, 2013
December 31, 2013
January 31, 2014
February 28, 2014
March 31, 2014
April 30, 2014
May 30, 2014
June 30, 2014
July 31, 2014
August 29, 2014
September 30, 2014
October 31, 2014
November 28, 2014
December 31, 2014
January 30, 2015
February 27,2015
March 31, 2015
April 30,2015
May 29, 2015
June 30,2015
30-Day LIBOR
Effective Federal Funds Rate

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Periods
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Quarter	YTD
Net Interest Income	$77,786	$94,650	$163,145	$202,985	(17.82)%	(19.63)%
Total Other Income (Loss)	129,478	(155,385)	$(72,218)	$(273,610)	183.33%	73.61%
Total Expenses	9,246	9,455	$18,378	$19,343	(2.21)%	(4.99)%
Net Income (Loss)	198,018	(70,190)	$72,549	$(89,968)	382.12%	180.64%
Dividends declared on preferred stock	(3,905)	(3,905)	(7,810)	(7,812)	—%	0.03%
Net Income (Loss) related to common stockholders	$194,113	$(74,095)	$64,739	$(97,780)	361.98%	166.21%
Net Income (Loss) related per share to common, basic	$0.55	$(0.21)	$0.18	$(0.27)	361.90%	166.67%
Net Income (Loss) related per share to common, diluted	$0.55	$(0.21)	$0.18	$(0.27)	361.90%	166.67%

The per share amounts above do not reflect the effect of the Reverse Stock Split to be effective after July 31, 2015.

The main factors for the change in net income in 2015 as compared to 2014 are the unrealized gains (losses) on derivatives in 2015 as compared to the unrealized losses in 2014. Declining net interest income in 2015 was also a factor. These factors result largely from the trend of generally rising interest rates in 2015 compared to falling interest rates in 2014.

Net Interest Income

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Quarter	YTD
Interest income, net of amortization of premium on Agency Securities	$91,703	$113,892	$191,253	$236,974	(19.48)%	(19.29)%
Interest expense	(13,917)	(14,979)	(28,108)	(29,726)	7.09%	5.44%
Interest expense- U.S. Treasury Securities sold short	—	(4,263)	—	(4,263)	100.00%	100.00%
Net Interest Income	$77,786	$94,650	$163,145	$202,985	(17.82)%	(19.63)%

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2015 vs. 2014

•	Our six month average securities portfolio decreased 8.47% from $15,685 at June 30, 2014 to $14,357 at June 30, 2015.

•
Our six month net interest rate spread decreased 21.95% from 1.64% at June 30, 2014 to 1.28% at June 30, 2015. Our average portfolio yield decreased (0.26)% and our cost of funds decreased (0.16)% year over year. The decrease in the interest rate spread from 2014 to 2015 combined with the decrease in our securities portfolio resulted in decreased net interest income.

At June 30, 2015 and December 31, 2014, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 105.96% and 105.05% due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the net interest margin earned on our Agency Security portfolio for the quarterly periods presented. Cost of funds includes interest expense on repurchase agreements and net cash payments or receipts on currently effective interest rate swap contracts and basis swap contracts. Our cost of funds does not include swap termination fees or forward starting interest rate swap contracts which are not yet effective.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
June 30, 2015	2.60%	1.24%	1.36%	0.40%
March 31, 2015	2.72%	1.52%	1.20%	0.39%
December 31, 2014	2.71%	1.44%	1.27%	0.40%
September 30, 2014	2.68%	1.25%	1.43%	0.38%
June 30, 2014	2.86%	1.40%	1.46%	0.39%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
Average Principal Prepayment Rate Annualized
10 Year Treasury Rate
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
October 2014
November 2014
December 2014
January 2015
February 2015
March 2015
April 2015
May 2015
June 2015
Axis Title
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Quarter	YTD
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$(5,051)	$11,167	$1,493	$81,036	(145.23)%	(98.16)%
Loss on short sale of U.S. Treasury Securities	—	(15,781)	—	(15,781)	100.00%	100.00%
Realized loss on derivatives (1)	(59,978)	(34,498)	(51,880)	(46,236)	(73.86)%	(12.21)%
Unrealized gain (loss) on derivatives	194,507	(116,273)	(21,831)	(292,629)	267.28%	92.54%
Total Other Income (Loss)	$129,478	$(155,385)	$(72,218)	$(273,610)	183.33%	73.61%
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

2015 vs. 2014

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the quarter and six months ended June 30, 2015 of $1,445,097 and $2,817,635, respectively, compared to $1,206,494 and $6,782,481, respectively, during the quarter and six months ended June 30, 2014. At June 30, 2015, June 30, 2014 and December 31, 2014, we also considered whether at those balance sheet dates, we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarter and six months ended June 30, 2015 and June 30, 2014 and for the year ended December 31, 2014, respectively because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

•	Gains (losses) on derivatives resulted from a combination of the following:

◦	We increased our total interest rate swap contracts aggregate notional balance from $10,030,000 at June 30, 2014 to $12,675,000 at June 30, 2015, respectively.

◦	We decreased our total interest rate swaptions notional balance from $5,250,000 at June 30, 2014 to $0 at June 30, 2015, respectively.

◦	We entered into $2,000,000 notional of basis swap contracts during the quarter ended June 30, 2015.

◦	We purchased $1,600,000 par amount of TBA Agency Securities during the quarter ended June 30, 2015.

◦	The net gains (losses) for the quarters ended June 30, 2015 and June 30, 2014 were the result of gradual and sustained increase in interest rates for 2015 and decline in interest rates for 2014.

Expenses

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Year
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Quarter	YTD
Management fee	$6,867	$6,964	$13,744	$13,929	(1.39)%	(1.33)%
Professional fees	658	901	1,451	2,175	(26.97)%	(33.29)%
Insurance	172	186	342	369	(7.53)%	(7.32)%
Compensation	575	734	1,188	1,446	(21.66)%	(17.84)%
Other	974	670	1,653	1,424	45.37%	16.08%
Total Expenses	$9,246	$9,455	$18,378	$19,343	(2.21)%	(4.99)%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock or pay dividends in excess of taxable income. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate has generally declined over time. Gross equity raised was $2,657,332 at June 30, 2015 compared to $2,712,758 at June 30, 2014.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our securities portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions.

Insurance includes premiums for both general business and directors and officers liability coverage.

Compensation includes both director compensation as well as the restricted stock awarded to our executive officers and other ACM employees through ACM. The decline in 2015 is primarily the result of lower stock based compensation due to a decline in our stock price and award vesting. No new awards have been granted since 2013.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses.

Taxable Income

See Note 13 to the condensed consolidated financial statements for information regarding our taxable income.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the quarter and six months ended June 30, 2015, other comprehensive loss totaled $(216,751) and $(133,564), respectively, reflecting net unrealized losses on available for sale Agency Securities net of amounts reclassified upon sale. During the quarter and six months ended June 30, 2014, other comprehensive income totaled $210,600 and $256,895, respectively, reflecting net unrealized gains on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Agency Securities and TBA Agency Securities

Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings, are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. TBA Agency Securities are forward contracts for the purchase ("long position") or sale ("short position") of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis as they can be used to establish and finance portfolio positions in Agency Securities.

The tables below summarize certain characteristics of our Agency Securities and TBA Agency Securities at June 30, 2015 and December 31, 2014.

June 30, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$126,171	$132,481	2.74%	12.99%	13	0.85%
Multi-Family MBS	2,281,496	2,315,249	3.07%	0.00%	111	15.43
10 Year Fixed	44,218	46,915	4.05%	9.60%	116	0.30
15 Year Fixed	5,150,870	5,413,979	3.33%	8.94%	156	34.82
20 Year Fixed	4,522,499	4,752,052	3.65%	14.51%	199	30.58
25 Year Fixed	31,502	34,157	4.50%	23.79%	271	0.21
30 Year Fixed	1,034,133	1,101,153	4.00%	5.31%	351	6.99
Subtotal	$13,190,889	$13,795,986				89.18%
TBA Agency Securities (2)	1,600,000	1,645,954	3.50%	—%	360	10.82
Total or Weighted Average	$14,790,889	$15,441,940	3.46%	8.11%	197	100.00%
(1) Weighted average for all prepayments during the quarter ended June 30, 2015, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of June 30, 2015, our TBA Agency Securities had a net carrying value of $9,615, reported as derivative liability on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At June 30, 2015, we had investment related receivables of $752,773 with respect to unsettled sales of Agency Securities. We did not have any investment related payables at June 30, 2015. At December 31, 2014, we had investment related receivables of $260,598 and investment related payables of $445,292 with respect to unsettled sales and purchases of Agency Securities, respectively.

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

At June 30, 2015 and December 31, 2014, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 13 months and 7 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 29 of which had open repurchase agreements with us at June 30, 2015 and 28 of which had open repurchase agreements with us at December 31, 2014. We had outstanding balances under our repurchase agreements at June 30, 2015 and December 31, 2014 of $13,422,795 and $13,881,921, respectively.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At June 30, 2015 and December 31, 2014, the notional value of our interest rate swap contracts was 92.77% and 85.92%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At June 30, 2015 and December 31, 2014, we had interest rate swap contracts with an aggregate notional balance of $12,675,000 and $13,020,000, respectively. At June 30, 2015 all of our Futures Contracts had expired. At December 31, 2014, we had purchased or sold Futures Contracts with an aggregate notional balance of $2,000,000. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations. We also entered into $2,000,000 notional of basis swap contracts during the quarter ended June 30, 2015 and we purchased $1,600,000 par amount of TBA Agency Securities during the quarter ended June 30, 2015

Although we attempt to structure our derivatives to offset the changes in asset prices, they are not perfectly correlated and depend on the corresponding durations and sections of the yield curve that moves to offset each other. We recognized a net gains (loss) of $134,529 and $(73,711), respectively, for the quarter and six months ended June 30, 2015, related to our derivatives. We recognized net losses of $(150,771) and $(338,865), respectively, for the quarter and six months ended June 30, 2014, related to our derivatives. For the quarter and six months ended June 30, 2015, the net unrealized change in the fair value of our Agency Securities decreased by $(221,802) and $(132,071), respectively. For the quarter and six months ended June 30, 2014, the net unrealized change in the fair value of our Agency Securities increased by $221,767 and $337,931, respectively.

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

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, we use TBA Agency Securitiess primarily to effectively establish and finance portfolio positions. See Agency Securities and Net TBA Agency Securities above.

Liquidity and Capital Resources

During the six months ended June 30, 2015, we issued 27 shares of common stock under our common stock DRIP and raised additional net proceeds of approximately $85. During the six months ended June 30, 2015, we repurchased 3,075 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $9,497. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of the Management Agreement. However, pursuant to the Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

At June 30, 2015, we financed our securities portfolio with approximately $13,422,795 of net borrowings under repurchase agreements. Our leverage ratio at June 30, 2015, was 8.46 to 1. At June 30, 2015, our liquidity totaled $884,999, consisting of $363,212 of cash plus $521,787 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at June 30, 2015 and December 31, 2014.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the six months ended June 30, 2015, we purchased $2,937,195 of Agency Securities using proceeds from repurchase agreements and principal repayments. During the six months ended June 30, 2015, we received cash of $993,520 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $85 from common equity issuances under our common stock DRIP and we repurchased 3,075 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $9,497. We had a net cash increase from our repurchase agreements of $459,126 for the six months ended June 30, 2015 and made cash interest payments of approximately $140,950 on our liabilities. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $8,653 of cash collateral posted to counterparties and decreased our liability by $48,078 for cash collateral posted by counterparties at June 30, 2015.

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

Changing capital or other financial market regulatory requirements may cause our lenders to exit the repurchase market, increase financing rates, tighten lending standards or increase the amount of required equity capital or haircut we post, any of which could make it more difficult or costly for us to obtain financing.

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
April 2015
May 2015
June 2015
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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At June 30, 2015 and December 31, 2014, our total net borrowings were approximately $13,422,795 and $13,881,921 (excluding accrued interest), respectively. At June 30, 2015 and December 31, 2014, we had a leverage ratio of approximately 8.46:1 and 7.94:1, respectively. At June 30, 2015, we had a leverage ratio (including TBA Agency Securities) of 9.05:1, including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Off-Balance Sheet Arrangements

At June 30, 2015 and December 31, 2014, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2015 and December 31, 2014, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Realized Gains and Losses on Agency Securities

Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We realize gains and losses on our Agency Securities upon their sale. At that time, previously unrealized amounts included in accumulated other comprehensive income are reclassified and reported in net income as other gain or loss. To the extent that we sell Agency Securities in later periods after changes in the fair value of those Agency Securities have occurred, we may report significant net income or net loss without a corresponding change in our total stockholders' equity.

Declines in the fair values of our Agency Securities that represent other than temporary impairments are also treated as realized losses and reported in net income as other loss. We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.

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

"Basis swap contracts" means derivative contracts that allow us to exchange one floating interest rate basis for another, for example, 3 month LIBOR and Fed Funds Rates, thereby allowing us to diversify our floating rate basis exposures.

“Board” means ARMOUR’s Board of Directors

“common stock DRIP” means the Company's dividend reinvestment and stock purchase plan

"CME" means the Chicago Mercantile Exchange

“Code” means the Internal Revenue Code, as amended

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

“JAVELIN” means JAVELIN Mortgage Investment Corp.

“LIBOR” means the London Interbank Offered Rate

“Management Agreement” means the management agreement between ARR and ACM whereby ACM performs certain services for the Company in exchange for a specified fee. The current version of the Management Agreement was filed as an exhibit to our 2014 Form 10-K.

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

"TBA Agency Securities" means forward contracts for the purchase ("long position") or sale ("short position") of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date.

“1940 Act” means the Investment Company Act of 1940, as amended

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
At June 30, 2015, substantially all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2015 and December 31, 2014. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

June 30, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(5.85)%	(0.60)%
0.50%	(2.76)%	(0.11)%
(0.50)%	8.47%	0.48%
(1.00)%	6.46%	0.26%

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	31.23%	(0.07)%
0.50%	15.70%	0.06%
(0.50)%	7.20%	(0.30)%
(1.00)%	1.83%	(1.12)%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2015. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015 except as set forth below.

The membership of our insurance subsidiary, SABRE Business Insurance LLC ("SABRE"), in the Federal Home Loan Bank ("FHLB") of Des Moines may be terminated, and any advances outstanding to SABRE from the FHLB of Des Moines would be immediately unwound, possibly at a loss.

In September 2014, the Federal Housing Financing Authority issued RIN 2590-AA39, Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). The Proposed Rule, among other things, addresses membership terminations for captive insurance companies that became members of the FHLB systems after publication of the Proposed Rule, which would include SABRE. Under the Proposed Rule, SABRE would be ineligible to continue as a member of the FHLB of Des Moines as of the effective date of the final rule, if adopted as proposed, and as a result would be required to immediately terminate such membership. If SABRE's membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that SABRE purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, SABRE would be required to promptly unwind any outstanding debt advances from the FHLB. This could cause us to experience losses and may have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information regarding our common stock repurchases made during the three months ended June 30, 2015 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
May 1, 2015 through May 29, 2015	1,363	$3.07	1,363	42,958
June 1, 2015 through June 9, 2015	837	$2.99	837	42,121
(1) All shares were repurchased pursuant to a stock repurchase program ("Repurchase Program") (see Note 3 to the condensed consolidated financial statements).
(2) Weighted average price.
(3) In December 2012, our Board authorized a Repurchase Program of up to $100,000 of our common stock outstanding. On March 5, 2014, our Board increased the authorization to 50,000 shares of our common stock outstanding. On July 28, 2015, our Board of Directors also increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously reported in the proxy statement for the Company’s 2015 Annual Meeting of Stockholders (the “2015 Meeting”), the Board recommended that stockholders vote, on an advisory (non-binding) basis, in favor of annual future “say-on-pay” votes. Say-on-pay votes are periodic advisory (non-binding) stockholder votes to approve the compensation paid to the Company’s named executive officers. At the 2015 Meeting, a majority of the shares cast on the matter voted in favor of an annual frequency for say-on-pay votes, and these results were timely reported in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2015.

The Board has considered the appropriate frequency of future say-on-pay votes.  Among other factors, the Board considered the voting results at the 2015 Meeting with respect to the non-binding advisory vote regarding the frequency of future say-on-pay votes. The Board has determined that future say-on-pay votes will be submitted to stockholders of the Company on an annual basis until the next required non-binding advisory vote on the frequency of say-on-pay votes. The Company is required to hold advisory votes on the frequency of say-on-pay votes every six calendar years.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2015	ARMOUR RESIDENTIAL REIT, INC.

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