Form 10-Q
period 2015-09-30
Armour Residential REIT, Inc.
filed 2015-11-06
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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

The number of outstanding shares of the Registrant’s common stock as of November 5, 2015 was 39,838,120.

ARMOUR Residential REIT, Inc. and Subsidiary
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2015	December 31, 2014
Assets
Cash	$276,489	$494,561
Cash collateral posted to counterparties	422,736	129,004
Agency Securities, available for sale, at fair value (including pledged securities of $13,230,585 and $14,370,847)	13,636,947	15,297,529
Receivable for unsettled sales (including pledged securities of $0 and $251,251)	—	260,598
Derivatives, at fair value	18,464	60,518
Principal payments receivable	26	93
Accrued interest receivable	36,967	41,915
Prepaid and other assets	4,775	1,580
Total Assets	$14,396,404	$16,285,798
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$12,595,573	$13,881,921
Cash collateral posted by counterparties	8,869	48,240
Payable for unsettled purchases	—	445,292
Derivatives, at fair value	355,679	137,393
Accrued interest payable	3,930	7,012
Accounts payable and other accrued expenses	12,901	16,649
Total Liabilities	$12,976,952	$14,536,507

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference) at September 30, 2015 and December 31, 2014	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference) at September 30, 2015 and December 31, 2014	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 42,028 and 44,145 shares issued and outstanding at September 30, 2015 and December 31, 2014	42	44
Additional paid-in capital	2,672,726	2,717,854
Accumulated deficit	(1,341,357)	(1,052,969)
Accumulated other comprehensive income	88,033	84,354
Total Stockholders’ Equity	$1,419,452	$1,749,291
Total Liabilities and Stockholders’ Equity	$14,396,404	$16,285,798

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income, net of amortization of premium on Agency Securities	$85,643	$107,481	$276,896	$344,455
Interest expense- Repurchase agreements	(14,431)	(15,006)	(42,539)	(44,732)
Interest expense- U.S. Treasury Securities sold short	—	(160)	—	(4,423)
Net Interest Income	$71,212	$92,315	$234,357	$295,300
Other Loss:
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	69	(12,390)	1,562	68,646
Gain (loss) on short sale of U.S. Treasury Securities	—	3,086	—	(12,695)
Subtotal	$69	$(9,304)	$1,562	$55,951
Realized loss on derivatives (1)	(17,400)	(34,655)	(69,280)	(80,891)
Unrealized gain (loss) on derivatives	(266,074)	14,708	(287,905)	(277,920)
Subtotal	$(283,474)	$(19,947)	$(357,185)	$(358,811)
Total Other Loss	$(283,405)	$(29,251)	$(355,623)	$(302,860)
Expenses:
Management fee	6,851	6,963	20,595	20,893
Professional fees	878	616	2,329	2,791
Insurance	174	182	516	551
Compensation	543	684	1,731	2,130
Other	914	527	2,566	1,950
Total Expenses	$9,360	$8,972	$27,737	$28,315
Net Income (Loss)	$(221,553)	$54,092	$(149,003)	$(35,875)
Dividends declared on preferred stock	(3,905)	(3,905)	(11,716)	(11,718)
Net Income (Loss) available (related) to common stockholders	$(225,458)	$50,187	$(160,719)	$(47,593)
Net income (loss) per share available (related) to common stockholders (Note 12):
Basic	$(5.18)	$1.12	$(3.68)	$(1.04)
Diluted	$(5.18)	$1.12	$(3.68)	$(1.04)
Dividends declared per common share	$0.98	$1.20	$2.90	$3.60
Weighted average common shares outstanding:
Basic	43,561	44,650	43,709	44,658
Diluted	43,561	44,795	43,709	44,658
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income (Loss)	$(221,553)	$54,092	$(149,003)	$(35,875)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(69)	12,390	(1,562)	(68,646)
Net unrealized gain (loss) on available for sale Agency Securities	137,312	(124,033)	5,241	213,898
Other comprehensive income (loss)	$137,243	$(111,643)	$3,679	$145,252
Comprehensive Income (Loss)	$(84,310)	$(57,551)	$(145,324)	$109,377

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	2,181	$2	$53,172	5,650	$6	$136,547	44,145	$44	$2,528,135	$2,717,854	$(1,052,969)	$84,354	$1,749,291
Series A Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(3,373)	—	(3,373)
Series B Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(8,343)	—	(8,343)
Common stock dividends declared	—	—	—	—	—	—	—	—	—	—	(127,669)	—	(127,669)
Issuance of common stock, net	—	—	—	—	—	—	5	—	124	124	—	—	124
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	31	—	717	717	—	—	717
Common stock repurchased	—	—	—	—	—	—	(2,153)	(2)	(45,969)	(45,969)	—	—	(45,971)
Net Income	—	—	—	—	—	—	—	—	—	—	(149,003)	—	(149,003)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	3,679	3,679
Balance, September 30, 2015	2,181	$2	$53,172	5,650	$6	$136,547	42,028	$42	$2,483,007	$2,672,726	$(1,341,357)	$88,033	$1,419,452

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net loss	$(149,003)	$(35,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premium on Agency Securities	85,203	56,895
Realized gain on sale of Agency Securities	(1,562)	(68,646)
Loss on short sale of U.S. Treasury Securities	—	12,695
Stock based compensation	717	879
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	4,348	(2,417)
Increase in prepaid and other assets	(3,195)	(486)
Decrease in derivatives, at fair value	260,340	259,143
Increase (decrease) in accrued interest payable	(3,082)	2,935
Decrease in accounts payable and other accrued expenses	(13,278)	(19,944)
Net cash provided by operating activities	$180,488	$205,179
Cash Flows From Investing Activities:
Purchases of Agency Securities	(3,485,806)	(10,738,277)
Principal repayments of Agency Securities	1,486,497	1,288,023
Proceeds from sales of Agency Securities	3,395,902	7,423,494
Disbursements on reverse repurchase agreements	—	(4,105,908)
Receipts from reverse repurchase agreements	—	4,105,908
Increase in cash collateral posted to/by counterparties	(333,103)	(247,503)
Net cash provided by (used in) investing activities	$1,063,490	$(2,274,263)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	124	207
Proceeds from repurchase agreements	64,947,629	60,158,249
Principal repayments on repurchase agreements	(66,233,977)	(57,854,668)
Proceeds from short sales of U.S. Treasury Securities	—	1,011,705
Purchases of U.S. Treasury Securities	—	(1,024,400)
Series A Preferred stock dividends paid	(3,373)	(3,375)
Series B Preferred stock dividends paid	(8,343)	(8,343)
Common stock dividends paid	(127,669)	(161,395)
Common stock repurchased	(36,441)	(2,585)
Net cash provided by (used in) financing activities	$(1,462,050)	$2,115,395
Net increase (decrease) in cash	(218,072)	46,311
Cash - beginning of period	494,561	496,478
Cash - end of period	$276,489	$542,789
Supplemental Disclosure:
Cash paid during the period for interest	$184,928	$197,100
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$—	$3,002,570
Net unrealized gain on available for sale Agency Securities	$5,241	$213,898
Amounts receivable for issuance of common stock	$—	$7
Amounts payable for common stock repurchased	$(9,530)	$—
See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective July 31, 2015. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2015. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Note 2 – Organization and Nature of Business Operations

We are an externally managed Maryland corporation organized in 2008, managed by ACM, an investment advisor registered with the SEC (see Note 9, “Commitments and Contingencies” and Note 14, “Related Party Transactions” for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, "Agency Securities"). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, "Non-Agency Securities"). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At September 30, 2015 and December 31, 2014, Agency Securities accounted for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions and basis swap contracts), Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our Agency Securities and our Agency Securities purchased or sold on a to-be-announced basis (“TBA Agency Securities”).
Agency Securities, Available For Sale

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. At September 30, 2015 and December 31, 2014, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2015 and December 31, 2014.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at September 30, 2015 and December 31, 2014.

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

We may also purchase and sell TBA Agency Securities as a means of investing in and financing Agency Securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to Agency Securities (thereby reducing our "at risk" leverage). Pursuant to TBA Agency Securities, we agree to purchase or sell, for future delivery, Agency Securities with certain principal and interest terms and certain types of collateral, but the particular Agency Securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA Agency Security for a later settlement date. This transaction is commonly referred to as a "dollar roll." When it is reasonably possible that we will pair off a TBA Agency Security, we account for that contract as a derivative.

Preferred Stock

At September 30, 2015, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At September 30, 2015, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Series A Preferred Stock

At September 30, 2015 and December 31, 2014, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. At September 30, 2015 and December 31, 2014, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Preferred Stock

At September 30, 2015 and December 31, 2014, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. At September 30, 2015 and December 31, 2014, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and ranks on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

On June 18, 2015, we announced that our Board of Directors had approved a Reverse Stock Split. The Reverse Stock Split took effect at approximately 5:00 p.m. Eastern Time on July 31, 2015 (the “Effective Time”). At the Effective Time, every eight issued and outstanding shares of common stock was converted into one share of common stock, and as a result, the number of outstanding shares of common stock was reduced from approximately 350,000 to approximately 43,750. At the Effective Time, the number of authorized shares of common stock was also reduced, on a one-for-eight basis, from 1,000,000 to 125,000. The par value of each share of common stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split.

At September 30, 2015, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 42,028 shares of common stock issued and outstanding at September 30, 2015 and 44,145 shares of common stock issued and outstanding at December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the "Repurchase Program") to 50,000 shares of our common stock outstanding (on a pre-reverse stock split basis). On July 28, 2015, our Board of Directors increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. For the nine months ended September 30, 2015, we repurchased 2,153 shares of our common stock under the Repurchase Program for an aggregate of $45,971. See also Note 16, "Subsequent Events" for additional discussion.

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

Note 4 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financing, and Disclosures, Transfers and Servicing (Topic 860). We do not have repurchase-to-maturity transactions or repurchase financing arrangements of the type covered by ASU 2014-11, therefore this amendment to the accounting standards will not affect our condensed consolidated balance sheets or statements of operations. The amendment also required certain additional disclosures about repurchase agreements beginning with the second quarter 2015 financial statements. See Note 7, “Repurchase Agreements.”

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2015 and December 31, 2014, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

Obligations to Return Securities Received as Collateral - The fair value of the obligations to return securities received as collateral are based upon the prices of the related U.S. Treasury Securities obtained from a third party pricing service. Such obligations are classified as Level 1.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$13,636,947	$—	$13,636,947
Derivatives	$—	$18,464	$—	$18,464
Liabilities at Fair Value:
Derivatives	$—	$355,679	$—	$355,679

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets at Fair Value:
Agency Securities, available for sale	$—	$15,297,529	$—	$15,297,529
Derivatives	$—	$60,518	$—	$60,518
Liabilities at Fair Value:
Derivatives	$180	$137,213	$—	$137,393

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at September 30, 2015 and December 31, 2014.

September 30, 2015			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$276,489	$276,489	$276,489	$—	$—
Cash collateral posted to counterparties	$422,736	$422,736	$—	$422,736	$—
Principal payments receivable	$26	$26	$—	$26	$—
Accrued interest receivable	$36,967	$36,967	$—	$36,967	$—
Financial Liabilities:
Repurchase agreements	$12,595,573	$12,595,573	$—	$12,595,573	$—
Cash collateral posted by counterparties	$8,869	$8,869	$—	$8,869	$—
Accrued interest payable- repurchase agreements	$3,930	$3,930	$—	$3,930	$—

December 31, 2014			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$494,561	$494,561	$494,561	$—	$—
Cash collateral posted to counterparties	$129,004	$129,004	$—	$129,004	$—
Receivable for unsettled sales	$260,598	$260,598	$—	$260,598	$—
Principal payments receivable	$93	$93	$—	$93	$—
Accrued interest receivable	$41,915	$41,915	$—	$41,915	$—
Financial Liabilities:
Repurchase agreements	$13,881,921	$13,881,921	$—	$13,881,921	$—
Cash collateral posted by counterparties	$48,240	$48,240	$—	$48,240	$—
Payable for unsettled purchases	$445,292	$445,292	$—	$445,292	$—
Accrued interest payable- repurchase agreements	$7,012	$7,012	$—	$7,012	$—

Note 6 – Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At September 30, 2015 and December 31, 2014, investments in Agency Securities accounted for 100% of our securities portfolio.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We evaluated our Agency Securities with unrealized losses at September 30, 2015, September 30, 2014 and December 31, 2014, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters and nine months ended September 30, 2015 and September 30, 2014 and for the year ended December 31, 2014, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

At September 30, 2015, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at September 30, 2015 are also presented below. Our Agency Securities had a weighted average coupon of 3.44% at September 30, 2015.

September 30, 2015	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$48,396	$(104)	$674	$48,966	0.36%
Multi-Family MBS	2,484,526	(11,697)	34,370	2,507,199	18.39
10 Year Fixed	43,857	(43)	638	44,452	0.33
15 Year Fixed	4,738,080	(243)	44,923	4,782,760	35.07
20 Year Fixed	2,808,753	(10,356)	15,034	2,813,431	20.63
25 Year Fixed	32,546	(106)	—	32,440	0.24
30 Year Fixed	1,477,079	(62)	9,789	1,486,806	10.90
Total Fannie Mae	$11,633,237	$(22,611)	$105,428	$11,716,054	85.92%

Freddie Mac
ARMs & Hybrids	13,233	(34)	219	13,418	0.10%
10 Year Fixed	32,896	(40)	883	33,739	0.25
15 Year Fixed	210,351	(159)	1,535	211,727	1.55
20 Year Fixed	1,595,213	(5,406)	8,531	1,598,338	11.72
Total Freddie Mac	$1,851,693	$(5,639)	$11,168	$1,857,222	13.62%

Ginnie Mae
ARMs & Hybrids	63,664	(463)	128	63,329	0.46%
15 Year Fixed	320	—	22	342	0.00
Total Ginnie Mae	$63,984	$(463)	$150	$63,671	0.46%
Total Agency Securities	$13,548,914	$(28,713)	$116,746	$13,636,947	100.00%

There were no unsettled purchases at September 30, 2015.

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

The following table summarizes the weighted average lives of our Agency Securities at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$23	$23	$—	$—
Greater than or equal to one year and less than three years	33,898	33,805	48,298	47,929
Greater than or equal to three years and less than five years	9,051,441	8,994,965	10,712,331	10,667,135
Greater than or equal to five years	4,551,585	4,520,121	4,536,900	4,498,111
Total Agency Securities	$13,636,947	$13,548,914	$15,297,529	$15,213,175

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at September 30, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015	$1,900,795	$(15,319)	$1,920,118	$(13,394)	$3,820,913	$(28,713)
December 31, 2014	$895,382	$(2,324)	$2,463,523	$(25,282)	$3,358,905	$(27,606)

During the quarters and nine months ended September 30, 2015, we sold $331,196 and $3,148,831, respectively, of Agency Securities, which resulted in realized gains of $69 and $1,562, respectively. During the quarters and nine months ended September 30, 2014, we sold $3,646,212 and $10,428,693, respectively of Agency Securities, which resulted in realized (loss) gain of $(12,390) and $68,646, respectively. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 – Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases at September 30, 2015 and December 31, 2014. No amounts below are subject to offsetting.

	September 30, 2015		December 31, 2014
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$6,308,846	0.46%	$3,994,656	0.36%
31 days to 60 days	3,437,776	0.50%	5,631,858	0.37%
61 days to 90 days	2,103,675	0.49%	2,348,839	0.39%
Greater than 90 days	745,276	0.54%	1,906,568	0.44%
Total or Weighted Average	$12,595,573	0.48%	$13,881,921	0.38%

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

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases at September 30, 2015 and December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Number of MRAs	37	40
Number of counterparties with repurchase agreements outstanding	27	28
Weighted average maturity in days	46	60
Haircut for repurchase agreements (1)	4.84%	4.81%

(1)
The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

At September 30, 2015, 8 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 50.88% of our repurchase agreement borrowings outstanding at September 30, 2015. At December 31, 2014, we had 7 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 48.11% of our repurchase agreement borrowings outstanding at December 31, 2014. At September 30, 2015 and December 31, 2014, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following tables present information about our derivatives on the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

September 30, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	6	1.24%	$2,925,000	$—	$(30,992)
Interest rate swap contracts	13-24 Months	22	0.63%	350,000	—	(1,013)
Interest rate swap contracts	25-36 Months	30	1.16%	700,000	—	(5,134)
Interest rate swap contracts	49-60 Months	50	1.47%	2,350,000	—	(43,361)
Interest rate swap contracts	73-84 Months	78	2.05%	1,025,000	—	(34,484)
Interest rate swap contracts	85-96 Months	89	2.13%	1,625,000	—	(47,028)
Interest rate swap contracts	109-120 Months	111	2.66%	1,000,000	—	(101,151)
Interest rate swap contracts	121-132 Months	126	2.29%	2,350,000	—	(91,699)
Basis swap contracts (2)	0-60 Months	28	0.22%	2,000,000	—	(817)
TBA Agency Securities	—	—	—	1,600,000	18,464	—
Total or Weighted Average				$15,925,000	$18,464	$(355,679)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Weighted average rate is the spread over the pay index.

(3)	Notional amount includes $6,375,000 of forward starting interest rate swap contracts which become effective within 9 months.

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	5	1.13%	$920,000	$—	$(9,349)
Interest rate swap contracts	13-24 Months	16	1.23%	2,900,000	—	(54,396)
Interest rate swap contracts	25-36 Months	31	0.63%	350,000	2,083	—
Interest rate swap contracts	37-48 Months	37	1.00%	300,000	2,090	—
Interest rate swap contracts	49-60 Months	59	1.56%	2,000,000	—	(7,414)
Interest rate swap contracts	61-72 Months	61	1.48%	300,000	2,921	—
Interest rate swap contracts	85-96 Months	91	1.47%	2,450,000	50,650	—
Interest rate swap contracts	97-108 Months	98	2.08%	2,800,000	2,774	(7,534)
Interest rate swap contracts	121-132 Months	120	2.66%	1,000,000	—	(58,520)
Futures Contracts	0-15 Months	9	2.11%	10,000	—	(180)
Total or Weighted Average		63	1.60%	$13,030,000	$60,518	$(137,393)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

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

The following tables present information about our derivatives and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at September 30, 2015.

September 30, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$—	$(354,862)	$406,250	$51,388
TBA Agency Securities	$18,464	$—	$(5,703)	12,761
Totals	$18,464	$(354,862)	$400,547	$64,149

September 30, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(354,862)	$354,862	$—	$—
Basis swap contracts	(817)	—	—	(817)
Totals	$(355,679)	$354,862	$—	$(817)

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters and nine months ended September 30, 2015 and September 30, 2014.

		Income (Loss) Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivative Type	Location on Condensed Consolidated Statements of Operations	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$—	$—	$28,346	$—
Interest income	Realized loss on derivatives	2,837	3,511	10,262	10,253
Interest expense	Realized loss on derivatives	(24,864)	(37,940)	(101,825)	(113,328)
Changes in fair value	Unrealized gain (loss) on derivatives	(294,394)	15,341	(305,732)	(186,322)
		$(316,421)	$(19,088)	$(368,949)	$(289,397)
Interest rate swaptions:
Realized gain	Realized loss on derivatives	—	—	—	23,318
Changes in fair value	Unrealized gain (loss) on derivatives	—	(857)	—	(92,686)
		$—	$(857)	$—	$(69,368)
Futures Contracts:
Realized loss	Realized loss on derivatives	—	(226)	(184)	(1,134)
Changes in fair value	Unrealized gain (loss) on derivatives	—	224	180	1,088
		$—	$(2)	$(4)	$(46)
Basis swap contracts:
Changes in fair value	Unrealized gain (loss) on derivatives	241	—	(817)	—
		$241	$—	$(817)	$—
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	4,627	—	(5,879)	—
Changes in fair value	Unrealized gain (loss) on derivatives	28,079	—	18,464	—
		$32,706	$—	$12,585	$—
Totals		$(283,474)	$(19,947)	$(357,185)	$(358,811)

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 9 – Commitments and Contingencies

Management Agreement with ACM

As discussed in Note 14, “Related Party Transactions” we are externally managed by ACM pursuant to a management agreement (the “Management Agreement”), which was most recently amended on February 23, 2015. The Management Agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At September 30, 2015, the effective management fee was 1.04% based on gross equity raised of $2,620,950. The ACM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ACM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2015 and December 31, 2014.

We are not party to any pending, threatened or contemplated litigation.

Note 10 – Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended, (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock ("RSUs"), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively “Awards”), subject to terms as provided in the Plan.

On May 8, 2014, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 2,000 to 15,000 shares and the Plan was amended accordingly. In connection with the Reverse Stock Split, the number of shares of common stock issuable under the Plan was properly adjusted to 1,875 shares to reflect the Reverse Stock Split.

Transactions related to awards issued under the Plan for the nine months ended September 30, 2015 are summarized below:

	September 30, 2015
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding-beginning of period	132	$51.76
Vested	(40)	$56.44
Forfeited	(1)	$58.90
Unvested RSU Awards Outstanding-end of period	91	$49.88

At September 30, 2015, there was approximately $1,826 of unvested non-cash stock based compensation related to the Awards (based on the September 30, 2015 stock price of $20.04 per share), that we expect to recognize as an expense over the remaining average service period of 1.1 years. We also pay our Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 11 – Stockholders’ Equity

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2015.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.32	$14,168
February 13, 2015	February 27, 2015	$0.32	14,169
March 13, 2015	March 27, 2015	$0.32	14,149
April 15, 2015	April 27, 2015	$0.32	14,133
May 15, 2015	May 27, 2015	$0.32	14,089
June 15, 2015	June 29, 2015	$0.32	14,045
July 15, 2015	July 27, 2015	$0.33	14,045
August 17, 2015	August 27, 2015	$0.33	14,477
September 15, 2015	September 28, 2015	$0.33	14,394
Total dividends paid			$127,669

The following table presents our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2015.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.17	$374.8
February 15, 2015	February 27, 2015	$0.17	374.8
March 15, 2015	March 27, 2015	$0.17	374.8
April 15, 2015	April 27, 2015	$0.17	374.8
May 15, 2015	May 27, 2015	$0.17	374.8
June 15, 2015	June 29, 2015	$0.17	374.8
July 15, 2015	July 27, 2015	$0.17	374.8
August 15, 2015	August 27, 2015	$0.17	374.8
September 15, 2015	September 28, 2015	$0.17	374.8
Total dividends paid			$3,373

The following table presents our Series B Preferred Stock dividend transactions for the nine months ended September 30, 2015.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.16	$927
February 15, 2015	February 27, 2015	$0.16	927
March 15, 2015	March 27, 2015	$0.16	927
April 15, 2015	April 27, 2015	$0.16	927
May 15, 2015	May 27, 2015	$0.16	927
June 15, 2015	June 29, 2015	$0.16	927
July 15, 2015	July 27, 2015	$0.16	927
August 15, 2015	August 27, 2015	$0.16	927
September 15, 2015	September 28, 2015	$0.16	927
Total dividends paid			$8,343

Equity Capital Activities

The following table presents our equity transactions for the nine months ended September 30, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 26, 2015 through September 28, 2015	5	$23.68	$124

(1)	Weighted average price

Common Stock Repurchases

The following table presents our common stock repurchases for the nine months ended September 30, 2015.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 5, 2015 through September 30, 2015	2,153	21.35	$45,971

(1)	Weighted average price

Note 12 – Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters and nine months ended September 30, 2015 and September 30, 2014.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income (Loss)	$(221,553)	$54,092	$(149,003)	$(35,875)
Less: Preferred dividends	(3,905)	(3,905)	(11,716)	(11,718)
Net income (loss) related to common stockholders	$(225,458)	$50,187	$(160,719)	$(47,593)

Weighted average common shares outstanding – basic	43,561	44,650	43,709	44,658
Add: Effect of dilutive non-vested awards, assumed vested	—	145	—	—
Weighted average common shares outstanding – diluted	43,561	44,795	43,709	44,658

Note 13 – Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters and nine months ended September 30, 2015 and September 30, 2014.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
GAAP net income (loss)	$(221,553)	$54,092	$(149,003)	$(35,875)
Book to tax differences:
Changes in interest rate contracts	261,447	(14,709)	265,438	254,602
(Gain) Loss on Security Sales	(69)	9,304	(1,562)	(55,951)
Amortization of deferred hedging gains (costs)	(1,836)	344	(4,929)	1,099
Net premium amortization differences	—	—	—	(5,609)
Other	3	(44)	11	(32)
Estimated taxable income	$37,992	$48,987	$109,955	$158,234

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

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2015 by approximately $164,858, or approximately $3.92 per common share (based on the 42,028 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $139,385 for the nine months ended September 30, 2015. Our estimated REIT taxable income available for distribution as dividends was $109,955 for the nine months ended September 30, 2015. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of REIT taxable income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

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

In accordance with the Management Agreement, we incurred $6,851 and $20,595 in management fees for the quarter and nine months ended September 30, 2015 and $6,963 and $20,893 in management fees for the quarter and nine months ended September 30, 2014, respectively.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. For the quarter and nine months ended September 30, 2015, we reimbursed ACM $480 and $1,352, respectively, for other expenses incurred on our behalf. For the quarter and nine months ended September 30, 2014, we reimbursed ACM $358 and $1,236, respectively, for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $140 and $477, respectively, for the quarter and nine months ended September 30, 2015 and $216 and $694, respectively for the quarter and nine months ended September 30, 2014.

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

Note 16 – Subsequent Events

 On October 27, 2015, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on October 15, 2015. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable November 27, 2015 to holders of record on November 15, 2015 and payable December 28, 2015 to holders of record on December 15, 2015.

We have declared cash dividends of $0.33 per outstanding common share which were paid on October 27, 2015 to holders of record on October 15, 2015. We also have declared cash dividends of $0.33 per outstanding common share payable on November 27, 2015 to holders of record on November 16, 2015 and on December 30, 2015 to holders of record on December 16, 2015.

During October 2015, we repurchased 2,191 shares under our Repurchase Program for an aggregate of $46,034. As of November 5, 2015, we had 5,041 remaining authorization under our Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our Reverse Stock Split, which was effective July 31, 2015.

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

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. The securities we invest in are issued or guaranteed by a GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, "Agency Securities"). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities. At September 30, 2015 and December 31, 2014, Agency Securities account for 100% of our securities portfolio. It is expected that the percentage will continue to be 100% or close thereto.

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

Short-term Interest Rates and Funding Costs

Although the Fed has maintained a target range for the Federal Funds Rate of between 0.00% and 0.25%, recent Fed Board Committee meeting minutes indicate that they have begun discussions on the appropriate timing of raising the Federal Funds Rate. Our funding costs, which traditionally have tracked 30-day LIBOR have generally benefited by the current monetary policy. Any change in the Fed policy would likely affect our financial results, since our cost of funds is largely dependent on short-term rates.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from September 2013 to September 2015.

Long-term Interest Rates and Mortgage Spreads

Our Agency Securities are valued at an interest rate spread verses long-term interest rates (mortgage spread). This mortgage spread varies over time and can be above or below long-term averages, depending upon market participants' current desire to own Agency Securities over other investment alternatives. When the mortgage spread get smaller (or negative) versus long-term interest rates, our book value will be positively affected. When this spread get larger (or positive), our book value will be negatively affected.

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. During the quarter ended September 30, 2015, interest rate swap rates declined more than U.S. Treasury interest rates, causing the interest rate swap spread to be negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our Agency Securities. Therefore, this larger decline in interest rate swap rates, versus the increase in the valuation our Agency Securities, negatively impacted our book value for the quarter ended September 30, 2015. As of September 30, 2015, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarters Ended		For the Nine Months Ended		Change vs. Prior Periods
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter	YTD
Net Interest Income	$71,212	$92,315	$234,357	$295,300	(22.86)%	(20.64)%
Total Other Loss	(283,405)	(29,251)	$(355,623)	$(302,860)	(868.87)%	(17.42)%
Total Expenses	9,360	8,972	$27,737	$28,315	4.32%	(2.04)%
Net Income (Loss)	(221,553)	54,092	$(149,003)	$(35,875)	(509.59)%	(315.34)%
Dividends declared on preferred stock	(3,905)	(3,905)	(11,716)	(11,718)	—%	0.02%
Net Income (Loss) related to common stockholders	$(225,458)	$50,187	$(160,719)	$(47,593)	(549.24)%	(237.69)%
Net Income (Loss) related per share to common, basic	$(5.18)	$1.12	$(3.68)	$(1.04)	(562.50)%	(253.85)%
Net Income (Loss) related per share to common, diluted	$(5.18)	$1.12	$(3.68)	$(1.04)	(562.50)%	(253.85)%

The main factors for the change in net income (loss) for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014, were the unrealized losses on derivatives in 2015 as compared to the unrealized gains in 2014 and the decrease in our securities portfolio. The main factors for the change in net loss for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was the decrease in our securities portfolio and the smaller gain on sales of securities in 2015 as compared to the gains in 2014.

Net Interest Income

	For the Quarters Ended		For the Nine Months Ended		Change vs. Prior Period
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter	YTD
Interest income, net of amortization of premium on Agency Securities	$85,643	$107,481	$276,896	$344,455	(20.32)%	(19.61)%
Interest expense- Repurchase agreements	(14,431)	(15,006)	(42,539)	(44,732)	3.83%	4.90%
Interest expense- U.S. Treasury Securities sold short	—	(160)	—	(4,423)	100.00%	100.00%
Net Interest Income	$71,212	$92,315	$234,357	$295,300	(22.86)%	(20.64)%

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2015 vs. 2014

•	Our nine month average securities portfolio decreased 11.51% from $15,804,840 at September 30, 2014 to $13,985,885 at September 30, 2015.

•
Our nine month net interest rate spread decreased 24 basis points from 1.57% at September 30, 2014 to 1.33% at September 30, 2015. Our average portfolio yield decreased (0.12)% and our cost of funds decreased (0.13)% year over year. The decrease in the interest rate spread from 2014 to 2015 combined with the decrease in our securities portfolio resulted in decreased net interest income.

At September 30, 2015 and December 31, 2014, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.79% and 105.05% due to the average interest rates on these securities being higher than prevailing market rates.

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

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
September 30, 2015	2.56%	1.12%	1.44%	0.44%
June 30, 2015	2.60%	1.24%	1.36%	0.40%
March 31, 2015	2.72%	1.52%	1.20%	0.39%
December 31, 2014	2.71%	1.44%	1.27%	0.40%
September 30, 2014	2.68%	1.25%	1.43%	0.38%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Other Income (Loss)

	For the Quarters Ended		For the Nine Months Ended		Change vs. Prior Period
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter	YTD
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$69	$(12,390)	$1,562	$68,646	100.56%	(97.72)%
Gain (loss) on short sale of U.S. Treasury Securities	—	3,086	—	(12,695)	(100.00)%	100.00%
Realized loss on derivatives (1)	(17,400)	(34,655)	(69,280)	(80,891)	49.79%	14.35%
Unrealized gain (loss) on derivatives	(266,074)	14,708	(287,905)	(277,920)	(1,909.04)%	(3.59)%
Total Other Income (Loss)	$(283,405)	$(29,251)	$(355,623)	$(302,860)	(868.87)%	(17.42)%
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 8 to the condensed consolidated financial statements.

2015 vs. 2014

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the quarter and nine months ended September 30, 2015 of $331,196 and $3,148,831, respectively, compared to $3,646,212 and $10,428,693, respectively, during the quarter and nine months ended September 30, 2014. At September 30, 2015, September 30, 2014 and December 31, 2014, we also considered whether at those balance sheet dates, we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters and nine months ended September 30, 2015 and September 30, 2014 and for the year ended December 31, 2014, respectively because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

•	Gains (losses) on derivatives resulted from a combination of the following:

◦	We increased our total interest rate swap contracts aggregate notional balance from $11,030,000 at September 30, 2014 to $12,325,000 at September 30, 2015, respectively.

◦	We decreased our total interest rate swaptions notional balance from $3,450,000 at September 30, 2014 to $0 at September 30, 2015, respectively.

◦	We entered into $2,000,000 notional of basis swap contracts during the nine months ended September 30, 2015.

◦	We purchased $1,600,000 par amount of TBA Agency Securities during the nine months ended September 30, 2015.

◦
The net gain (loss) for the quarters and nine months ended September 30, 2015 and September 30, 2014 were the result of increased use of forward settled swaps and TBA Agency Securities and a decline in interest rate swap spreads.

Expenses

	For the Quarters Ended		For the Nine Months Ended		Change vs. Prior Year
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter	YTD
Management fee	$6,851	$6,963	$20,595	$20,893	(1.61)%	(1.43)%
Professional fees	878	616	2,329	2,791	42.53%	(16.55)%
Insurance	174	182	516	551	(4.40)%	(6.35)%
Compensation	543	684	1,731	2,130	(20.61)%	(18.73)%
Other	914	527	2,566	1,950	73.43%	31.59%
Total Expenses	$9,360	$8,972	$27,737	$28,315	4.32%	(2.04)%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock or pay dividends in excess of taxable income. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate has generally declined over time. Gross equity raised was $2,620,950 at September 30, 2015 compared to $2,712,818 at September 30, 2014.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the quarter and nine months ended September 30, 2015, other comprehensive income totaled $137,243 and $3,679, respectively, reflecting net unrealized gains on available for sale Agency Securities net of amounts reclassified upon sale. During the quarter and nine months ended September 30, 2014, other comprehensive income (loss) totaled $(111,643) and $145,252, respectively, reflecting net unrealized gains (losses) on available for sale Agency Securities net of amounts reclassified upon sale.

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

The tables below summarize certain characteristics of our Agency Securities and TBA Agency Securities at September 30, 2015 and December 31, 2014.

September 30, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$119,891	$125,713	2.65%	11.05%	12	0.83%
Multi-Family MBS	2,429,087	2,507,198	3.04%	0.00%	109	16.72
10 Year Fixed	73,564	78,191	4.03%	15.88%	116	0.51
15 Year Fixed	4,729,661	4,994,829	3.33%	9.95%	153	32.55
20 Year Fixed	4,153,339	4,411,770	3.64%	13.68%	196	28.59
25 Year Fixed	29,821	32,440	4.50%	16.46%	267	0.20
30 Year Fixed	1,394,252	1,486,806	3.86%	5.64%	351	9.60
Subtotal	$12,929,615	$13,636,947				89.00%
TBA Agency Securities (2)	1,600,000	1,667,937	3.50%	—%	360	11.00
Total or Weighted Average	$14,529,615	$15,304,884	3.86%	7.90%	199	100.00%
(1) Weighted average for all prepayments during the quarter ended September 30, 2015, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of September 30, 2015, our TBA Agency Securities had a net carrying value of $18,464, reported as derivative asset on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables at September 30, 2015. At December 31, 2014, we had investment related receivables of $260,598 and investment related payables of $445,292 with respect to unsettled sales and purchases of Agency Securities, respectively.

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

At September 30, 2015 and December 31, 2014, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 12 months and 7 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Liabilities

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 27 of which had open repurchase agreements with us at September 30, 2015 and 28 of which had open repurchase agreements with us at December 31, 2014. We had outstanding balances under our repurchase agreements at September 30, 2015 and December 31, 2014 of $12,595,573 and $13,881,921, respectively.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At September 30, 2015 and December 31, 2014, the notional value of our interest rate swap contracts was 91.22% and 85.92%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At September 30, 2015 and December 31, 2014, we had interest rate swap contracts with an aggregate notional balance of $12,325,000 and $13,020,000, respectively. At September 30, 2015 all of our Futures Contracts had expired. At December 31, 2014, we had purchased or sold Futures Contracts with an aggregate notional balance of $2,000,000. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations. We also entered into $2,000,000 notional of basis swap contracts during the nine months ended September 30, 2015 and we purchased $1,600,000 par amount of TBA Agency Securities during the nine months ended September 30, 2015.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net losses of $(283,474) and $(357,185), respectively, for the quarter and nine months ended September 30, 2015, related to our derivatives. We recognized net losses of $(19,947) and $(358,811), respectively, for the quarter and nine months ended September 30, 2014, related to our derivatives. For the quarter and nine months ended September 30, 2015, the net unrealized change in the fair value of our Agency Securities increased by $137,312 and $5,241, respectively. For the quarter and nine months ended September 30, 2014, the net unrealized change in the fair value of our Agency Securities decreased by $(124,033) and increased by $213,898, respectively.

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

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, we use TBA Agency Securities primarily to effectively establish and finance portfolio positions. See Agency Securities and TBA Agency Securities above.

Contractual Obligations and Commitments

We had the following contractual obligations at September 30, 2015:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$12,595,573	$12,595,573	$—	$—	$—
Interest expense on repurchase agreements	10,132	10,132	—	—	—
Related Party Fees (1)	190,099	27,157	54,314	54,314	54,314
Board of Directors fees (2)	7,553	1,079	2,158	2,158	2,158
Total	$12,803,357	$12,633,941	$56,472	$56,472	$56,472
(1) Represents fees to be paid to ACM under the terms of the Management Agreement (Refer to Note 9 and Note 14 to the consolidated financial statements).
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at September 30, 2015. We had interest rate swap contracts with an aggregate notional balance of $12,325,000, a weighted average swap rate of 1.76% and a weighted average term of 65 months at September 30, 2015. We had interest rate basis swap contracts with an aggregate notional balance of $2,000,000, a weighted average swap rate of 0.22% and a weighted average term of 28 months.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, we issued 5 shares of common stock under our common stock DRIP and raised additional net proceeds of approximately $124. During the nine months ended September 30, 2015, we repurchased 2,153 shares of our outstanding common stock under the Repurchase Program for an aggregate cost of $45,971. The accretive effect of these repurchases on book value was $0.37 per common share for the quarter ended September 30, 2015. At times, we purchased assets for forward settlement up to 90 days in the future to minimize purchase prices. Our management fee expense also increased in absolute terms under the provisions of the Management Agreement. However, pursuant to the Management Agreement, the average effective management fee rate declined because the management fee rate stepped down as the amounts of equity raised exceeded $1.0 billion.

At September 30, 2015, we financed our securities portfolio with approximately $12,595,573 of net borrowings under repurchase agreements. Our leverage ratio at September 30, 2015, was 8.87 to 1. At September 30, 2015, our liquidity totaled $682,851, consisting of $276,489 of cash plus $406,362 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at September 30, 2015 and December 31, 2014.

Our primary uses of cash are to purchase Agency Securities, pay interest and principal on our borrowings, fund our operations and pay dividends. During the nine months ended September 30, 2015, we purchased $3,485,806 of Agency Securities using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2015, we received cash of $1,486,497 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $124 from common equity issuances under our common stock DRIP and we repurchased 2,153 shares of our outstanding common stock under our Repurchase Program for an aggregate cost of $45,971. We had a net cash increase from our repurchase agreements of $1,286,348 for the nine months ended September 30, 2015 and made cash interest payments of approximately $184,928 on our liabilities. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $293,732 of cash collateral posted to counterparties and decreased our liability by $39,371 for cash collateral posted by counterparties at September 30, 2015.

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
July 2015
August 2015
September 2015
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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At September 30, 2015 and December 31, 2014, our total net borrowings were approximately $12,595,573 and $13,881,921 (excluding accrued interest), respectively. At September 30, 2015 and December 31, 2014, we had a leverage ratio of approximately 8.87:1 and 7.94:1, respectively. At September 30, 2015, we had a leverage ratio (including TBA Agency Securities) of 10.04:1, including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Off-Balance Sheet Arrangements

At September 30, 2015 and December 31, 2014, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2015 and December 31, 2014, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

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
At September 30, 2015, substantially all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2015 and December 31, 2014. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

September 30, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(10.21)%	(0.23)%
0.50%	(4.84)%	0.08%
(0.50)%	14.65%	0.27%
(1.00)%	13.01%	(0.16)%

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	31.23%	(0.07)%
0.50%	15.70%	0.06%
(0.50)%	7.20%	(0.30)%
(1.00)%	1.83%	(1.12)%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2015. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, as described in Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015 except as set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on July 29, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information regarding our common stock repurchases made during the three months ended September 30, 2015 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
August 11, 2015 through August 31, 2015	273	$21.40	273	8,727
September 17, 2015 through September 30, 2015	1,495	$20.48	1,495	7,232
Total	1,768	$20.63	1,768
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

November 6, 2015	ARMOUR RESIDENTIAL REIT, INC.

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