Form 10-K
period 2015-12-31
Armour Residential REIT, Inc.
filed 2016-02-18
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

On June 30, 2015, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately $975,011,052, based on the closing sales price of our common stock on such date as reported on the NYSE.

The number of outstanding shares of the Registrant’s common stock as of February 17, 2016 was 36,682,436.

Documents Incorporated By Reference

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2016 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARMOUR Residential REIT, Inc. and Subsidiary
TABLE OF CONTENTS

 PART I

Item 1. Business

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective July 31, 2015. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Our Company

We are an externally managed Maryland corporation incorporated in 2008, managed by ACM, an investment advisor registered with the SEC (see Note 9 and Note 14 to the consolidated financial statements). We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as the Fannie Mae, Freddie Mac or guaranteed by Ginnie Mae (collectively, Agency Securities). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At December 31, 2015 and December 31, 2014, Agency Securities accounted for 100% of our securities portfolio. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT.

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

Our Strategies

Our primary goal is to provide an attractive risk adjusted return on stockholders’ equity by acquiring Agency Securities, financing our acquisitions in the capital markets, using targeted leverage ratios and employing risk management. We seek to achieve this goal through the thoughtful and opportunistic application of our asset acquisition, leverage and interest rate management strategies.

Our Assets

Since our formation, our assets have been invested in Agency Securities or money market instruments, primarily deposits at federally chartered banks.

Our Borrowings

We borrow against our Agency Securities using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our Agency Securities. At December 31, 2015 and December 31, 2014, our total repurchase indebtedness was approximately $11,570,481 and $13,881,921, respectively, with a weighted average maturity of 38 days and 60 days, respectively. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings are generally between six and ten times the amount of our total stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Our Hedging

We use derivatives to reduce the impact of interest rate fluctuations on our cost of funding consistent with our REIT tax requirements. These techniques primarily consist of entering into interest rate swap contracts, swaptions, basis swaps and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes.

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

Pursuant to the Management Agreement, ACM is entitled to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2015, December 31, 2014 and December 31, 2013, the effective management fee was 1.049%, 1.028% and 1.026% based on gross equity raised of $2,507,505, $2,697,223 and $2,769,661, respectively. The ACM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ACM is further entitled to receive a termination fee from us under certain circumstances. Our total management fee expense for the year ended December 31, 2015, was $27,292 compared to $27,857 for the year ended December 31, 2014 and $28,141 for the year ended December 31, 2013, respectively.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we reimbursed ACM $1,921, $2,204 and $1,550, respectively, for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $623, $900 and $1,097 for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

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

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the “Repurchase Program”) to 50,000 shares of our common stock outstanding (on a pre-reverse stock split basis). On July 28, 2015, our Board of Directors increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we repurchased 7,510 shares, 600 shares and 2,096 shares of our common stock under the Repurchase Program for an aggregate cost of $159,600, $18,362 and $72,694, respectively. At December 31, 2015, there were 1,874 authorized shares remaining under the Repurchase Program.

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

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate related assets.” In satisfying this 55% requirement we treat Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests. We currently treat Agency Securities in which we hold less than all of the certificates issued by the pool (“partial pool” securities) as real estate related assets and not qualifying real estate interests.

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

Competition

Our success depends, in large part, on our ability to acquire assets with favorable margins over our borrowing costs. In acquiring Agency Securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exclusion under the 1940 Act). In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including Agency Securities and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. An increase in competition for financing could adversely affect the availability and cost of our financing.

Employees

We are managed by ACM pursuant to the Management Agreement between us and ACM. We do not have any employees. As of December 31, 2015, ACM had 19 employees.

Facilities

Our principal offices are located at:

ARMOUR Residential REIT, Inc.
3001 Ocean Drive, Suite 201
Vero Beach, FL 32963

Phone Number

Our phone number is (772) 617-4340.

Website

Our website is www.armourreit.com. Our investor relations website can be found under the “Investor Relations” tab at www.armourreit.com. We make available on our website under “SEC filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on our website, our corporate governance documents, including our code of business conduct and ethics and whistleblower policy. Any amendments or waivers thereto will be provided on our website within four business days following the date of the amendment or waiver. Information provided on our website is not part of this Annual Report on Form 10-K and not incorporated herein.

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

Risks Related to Our Business

Our lenders may insist on financing terms that could result in reducing the availability and/or increasing the cost of our financing or may terminate our financing.

In order to achieve a competitive return for our investors, we use financial leverage to hold a portfolio of Agency Securities that is several times larger than our total stockholders’ equity. Our borrowings are essentially all in the form of repurchase agreements where we nominally sell Agency Securities to counterparties with an agreement to repurchase them at a later date. The sale and purchase prices are set several percentage points below the current fair value of the Agency Securities. This “haircut” percentage provides the counterparty with excess collateral to secure their loan and provides us with an incentive to complete the repurchase transaction on schedule.

There is a risk that our counterparties might be unwilling to continue to extend repurchase financing to us. Changes in regulation, market conditions or the financial position or business strategy of our counterparties could cause them to reduce or terminate our repurchase financing facilities. There is also a risk that counterparties could insist on higher haircut percentages, interest rates or other terms that have the practical effect of reducing the availability and/or increasing the cost of our financing. If we were unable to maintain adequate levels of funding, we would be required to reduce the size of our Agency Securities portfolio and our net interest income would decline.

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

The daily collateral maintenance required for our repurchase financing and our hedging derivatives, generally move in opposite directions as market interest rates change. However, because market yields on our Agency Securities are not perfectly correlated with interest rate swap market yields, it is likely that our daily requirements to post collateral to our counterparties will not equal the collateral our counterparties are required to post to us. In times of higher market volatility, those differences can become more significant.

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

Short-term and long-term interest rates do not always move together. Changes in short-term rates will most significantly impact our level of net interest income, with rising interest rates likely to reduce our net interest income. Changes in long-term rates will initially impact the fair value of our Agency Securities, with rising interest rates reducing their fair value. Changes in the fair values of our Agency Securities are generally not reflected in our net income or our earnings per share, but rather are reflected directly in our stockholders’ equity. Over longer periods of time, rising long-term interest rates will provide us the opportunity to reinvest principal receipts and otherwise acquire additional Agency Securities with higher yields.

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

At December 31, 2015 and December 31, 2014, approximately 82.68% and 91.75% of our single family Agency Securities were backed by loans where the underlying borrowers may prepay their loans without premium or penalty. Also, when borrowers default on their loans, the GSE that issued or guaranteed our Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.

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

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2015 and December 31, 2014, we did not have any repurchase counterparties that the amount at risk, or aggregate haircut, individually accounted for 5% or greater of our stockholders' equity.

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

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. Under the Dodd-Frank Act, most swaps will eventually be required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. However, we do not currently anticipate qualifying for an exception. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants, establishment of business conduct standards, record keeping and reporting requirements, and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the CFTC. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

We cannot predict the impact of future Fed monetary policy on the prices and liquidity of Agency Securities or other securities in which we invest, although Fed action could increase the prices of our target assets and reduce the spread on our investments, or decrease our book value.

Since 2008, the Fed has conducted various quantitative easing programs of buying Agency and U.S. Treasury Securities intended to expedite an economic recovery, stabilize prices, reduce unemployment and improve business and household spending. The Fed's most recent round of this quantitative easing ended in September 2014. On December 16, 2015, the Fed raised its target range for the Federal Funds Rate to between 0.25% and 0.50%. On January 27, 2016, the Fed announced their decision to hold the same target range. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our Agency Securities would cause our net income to decline. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments or decrease our book value. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool Non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency Securities and Non-Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency Securities and Non-Agency Securities that are not whole pools, such as CMOs and CMBS. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

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

Failure to maintain an exemption from being regulated as a CPO could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

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

We expect to continue to make regular cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. Future distributions are made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status, restrictions on making distributions under the MGCL and such other factors as our Board may deem relevant from time to time. There are no guarantees of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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

We have, and may continue to, return capital to shareholders by repurchasing shares and/or paying dividends in excess of our taxable income.

Share repurchases and dividends paid in excess of taxable income will reduce our capital base and our ability to invest in Agency Securities without increasing financial leverage. We will be more likely to consider future returns of capital to shareholders when the market trading price for our common stock represents a significant discount to our book value. For the year ended December 31, 2015, we returned capital to shareholders of $159,600 through stock repurchases and $38,137 through dividends in excess of taxable income. For the year ended 2014, we returned capital to shareholders of $18,362 through stock repurchases and $30,641 through dividends in excess of taxable income. For the year ended 2013, we returned capital to shareholders of $72,694 and $54,491 through dividends in excess of taxable income. At December 31, 2015, there were 1,874 shares remaining authorized for repurchase under the Repurchase Program.

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

We operate in a highly competitive market for investment opportunities and related financing and competition may limit our ability and financing to acquire desirable investments in our target assets, obtain necessary financing and could also affect the pricing of these assets and cost of funds.

We operate in a highly competitive market for investment opportunities and borrowing facilities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices and finance them economically. In acquiring and financing our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs may have investment objectives that overlap with ours, which may create additional competition for investment opportunities and financing. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. or foreign governments. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify, finance and make investments that are consistent with our investment objectives.

Risks Related to Our Management and Conflicts of Interest

We depend on ACM and particularly key personnel. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally managed company, we depend on the diligence, experience and skill of ACM for the selection, acquisition, structuring, hedging and monitoring of our MBS and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months. Because we have no employees, the loss of ACM could harm our business, financial condition, cash flow and results of operations.

We have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions. We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We use the services of AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, reliance on AVM to provide us with timely, effective services will increase. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM. Until we elect to move those services in-house, we continue to use AVM or other third-parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third-parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ACM’s experience will enable them to fill any needs created by discontinuing a relationship with AVM.

There are conflicts of interest in our relationship with ACM and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates. Each of our executive officers and our non-independent directors are also affiliated with JAVELIN and such officers and directors will not be exclusively dedicated to our business. Entities affiliated with Mr. Ulm and Mr. Zimmer are the general partners of ACM and each of Mr. Ulm, Mr. Zimmer, Mr. Staton and Mr. Bell is a limited partner in ACM and a stockholder of JAVELIN.

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

Pursuant to the Management Agreement, ACM will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, will not be liable to us, our stockholders, any subsidiary of ours, the stockholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ACM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the Management Agreement, except if ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. We have agreed to indemnify ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the Management Agreement or pursuant to any underwriting or similar agreement to which ACM is a party that is related to our activities, unless ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreement. As a result, we could experience poor performance or losses for which ACM would not be liable.

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

In order to qualify and maintain our qualification as a REIT, we must, among other things, ensure:

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities, TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
For U.S. federal income tax purposes, we have incurred a net capital loss during our taxable year ending on December 31, 2015. Such net capital loss may be carried forward for five taxable years and generally used to offset taxable net capital gains realized during the carry forward period. Net capital losses realized in 2013, 2014 and 2015 totaling $(579,322), $(341,850) and $(5,175), respectively, will be available to offset future capital gains realized through 2018, 2019 and 2020, respectively. Any capital loss carry forward that we have not used to offset otherwise taxable net capital gains will expire after the end of such five-

year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule, including: (i) part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income; (ii) part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; (iii) part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and (iv) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit (“REMIC”), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is foreign, it would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their operating losses. If our stock is held in record name by “disqualified organizations” (generally government entities and certain tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income), the Company must pay tax at the highest corporate rate on any excess inclusion income attributable to such disqualified organization investors.  That tax would reduce our taxable REIT income.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Series A Preferred Stock, Series B Preferred Stock and our common stock are currently listed on the NYSE under the symbols “ARR-PA,” “ARR-PB” and “ARR,” respectively. On February 17, 2016, the per share price of our common stock as reported on the NYSE was $18.88. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our Reverse Stock Split, which was effective July 31, 2015.

The following table sets forth the range of high and low closing prices for our securities for the periods indicated as reported by the NYSE.

Quarter ended	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	High	Low	High	Low	High	Low
December 31, 2015	$23.12	$22.02	$21.99	$20.08	$21.84	$19.61
September 30, 2015	$23.48	$21.58	$22.83	$21.30	$23.28	$19.69
June 30, 2015	$24.95	$23.00	$24.08	$22.29	$25.68	$22.48
March 31, 2015	$25.25	$24.45	$24.20	$23.65	$29.84	$24.72
December 31, 2014	$25.50	$24.40	$24.43	$23.60	$32.56	$28.96
September 30, 2014	$25.66	$25.07	$24.64	$23.93	$24.80	$30.80
June 30, 2014	$25.51	$24.87	$24.65	$23.83	$35.44	$33.04
March 31, 2014	$25.26	$22.06	$24.49	$20.54	$34.88	$31.84

Holders of Common Equity

As of February 17, 2016, we had 156 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on both classes of our preferred stock. For the year ended December 31, 2015, we paid full cumulative dividends on our Series A Preferred Stock and our Series B Preferred Stock.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock and preferred stock, see Note 11 to the consolidated financial statements.

Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $167,142 and dividend payments to preferred stockholders were $15,622, respectively, for the year ended December 31, 2015. Our estimated REIT taxable income available to pay dividends was $144,192 for the year ended December 31, 2015. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 22.88% in 2015, 14.29% in 2014 and 19.39% in 2013.

Stock Repurchase Program

The following table presents information regarding our common stock repurchases made during the year ended December 31, 2015.

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 5, 2015 through March 13, 2015	109	$25.60	109	5,540
May 1, 2015 through May 29, 2015	170	$24.56	170	5,370
June 1, 2015 through June 9, 2015	105	$23.92	105	5,265
August 11, 2015 through August 31, 2015	273	$21.40	273	8,727
September 17, 2015 through September 30, 2015	1,495	$20.48	1,495	7,232
October 1, 2015 through October 16, 2015	2,191	$21.01	2,191	5,041
December 1, 2015 through December 31, 2015	3,167	$21.34	3,167	1,874
Total	7,510	$21.25	7,510
(1) All shares were repurchased pursuant to our Repurchase Program (see Note 11 to the consolidated financial statements).
(2) Weighted average price.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2010, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Returns
210
190
170
150
130
110
90
70
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
ARMOUR Residential REIT

	Period Ending
Index	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
FTSE NAREIT Mortgage Total Return Index	$100.00	$97.58	$116.99	$114.70	$135.21	$123.21
S&P 500 Total Return Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
ARMOUR Residential REIT	$100.00	$109.25	$118.60	$86.19	$91.44	$80.00

The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements for the years listed. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K and in our previous Annual Reports on Form 10-K. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our Reverse Stock Split, which was effective July 31, 2015.

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Balance Sheet Data:
Agency Securities, available for sale	$12,461,556	$15,297,529	$14,648,178	$19,096,562	$5,393,675
Total Assets	$13,055,277	$16,285,798	$15,732,517	$20,878,878	$6,207,747
Repurchase agreements	$11,570,481	$13,881,921	$13,151,504	$18,366,095	$5,335,962
Total Stockholders' Equity	$1,225,166	$1,749,291	$1,901,228	$2,307,775	$626,606

Statement of Operations Data:
Interest income, net of amortization of premium on Agency Securities	$365,300	$450,927	$505,443	$388,994	$117,638
Interest expense-repurchase agreements	(59,278)	(59,562)	(83,113)	(61,195)	(11,856)
Interest expense-U.S. Treasury Securities sold short	—	(5,551)	(1,437)	—	—
Net Interest Income	$306,022	$385,814	$420,893	$327,799	$105,782
Total Other Loss	(300,278)	(527,264)	(570,796)	(80,143)	(105,462)
Total Expenses	(36,949)	(37,598)	(37,151)	(25,374)	(9,711)
Income tax benefit (expense)	—	—	10	24	(51)
Net Income (Loss)	$(31,205)	$(179,048)	$(187,044)	$222,306	$(9,442)
Dividends declared on preferred stock	(15,622)	(15,620)	(14,213)	(1,964)	—
Net Income (Loss) available (related) to common stockholders	$(46,827)	$(194,668)	$(201,257)	$220,342	$(9,442)
Net Income (loss) per share – common stock, Basic	$(1.09)	$(4.32)	$(4.40)	$7.92	$(1.20)
Net Income (loss) per share- common stock, Diluted	$(1.09)	$(4.32)	$(4.40)	$7.84	$(1.20)
Weighted average common shares outstanding- Basic	42,780	44,654	45,354	27,953	7,678
Weighted average common shares outstanding- Diluted	42,780	44,654	45,354	28,033	7,678
Cash dividends paid per common share	$3.89	$4.80	$6.48	$9.60	$11.28
Key Portfolio Statistics *
Average Agency Securities (1)	$13,756,536	$15,784,528	$19,593,311	$14,270,813	$3,927,434
Average Repurchase Agreements (2)	$13,509,622	$15,206,938	$19,106,669	$12,922,455	$3,902,680
Average Portfolio Yield (3)	2.65%	2.86%	2.58%	2.73%	3.00%
Average Cost of Funds (4)	1.26%	1.36%	1.19%	0.96%	0.94%
Interest Rate Spread (5)	1.39%	1.49%	1.39%	1.76%	2.05%
Return on Equity (6)	(2.55)%	(10.24)%	(9.84)%	9.60%	(2.00)%
Average Annual Portfolio Repayment Rate (7)	8.51%	6.16%	10.03%	11.90%	13.20%
Debt to Stockholders' Equity (8)	9.44:1	7.94:1	6.92:1	7.96:1	8.52:1
*All percentages represent daily weighted averages annualized.

(1)	Our daily average investment in Agency Securities was calculated by dividing the sum of our daily Agency Securities investments during the year by the number of days in the period.

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

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our Reverse Stock Split, which was effective July 31, 2015.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. The securities we invest in are issued or guaranteed by a GSE, such as Fannie Mae, Freddie Mac, or guaranteed by Ginnie Mae (collectively, “Agency Securities”). Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities.

We are externally managed by ACM, pursuant to the Management Agreement, which was most recently amended on February 23, 2015. ACM is an investment advisor registered with the SEC. ACM is also the external manager of JAVELIN, a publicly traded REIT, which invests in and manages a leveraged portfolio of Agency Securities and Non-Agency Securities. Our executive officers also serve as the executive officers of JAVELIN. Certain of our members of our Board also serve as members of the JAVELIN Board.

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

For any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will tend to reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of a longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

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

Short-term Interest Rates and Funding Costs

On December 16, 2015, the Fed raised its target range for the Federal Funds Rate to between 0.25% and 0.50%. On January 27, 2016, the Fed announced their decision to hold the same target range. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our Agency Securities would cause our net income to decline.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 31, 2013 to December 31, 2015.

Long-term Interest Rates and Mortgage Spreads

Our Agency Securities are valued at an interest rate spread versus long-term interest rates (mortgage spread). This mortgage spread varies over time and can be above or below long-term averages, depending upon market participants' current desire to own Agency Securities over other investment alternatives. When the mortgage spread gets smaller (or negative) versus long-term interest rates, our book value will be positively affected. When this spread gets larger (or positive), our book value will be negatively affected.

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. During the year ended December 31, 2015, interest rate swap rates declined more than U.S. Treasury interest rates, causing the interest rate swap spread to be negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our Agency Securities. Therefore, this larger decline in interest rate swap rates, versus the increase in the valuation our Agency Securities, negatively impacted our book value for the year ended December 31, 2015. As of December 31, 2015, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations:

	For the Year Ended			Change vs. Prior Year
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014
Net Interest Income	$306,022	$385,814	$420,893	(20.68)%	(8.33)%
Total Other Loss	(300,278)	(527,264)	(570,796)	43.05%	7.63%
Total Expenses	36,949	37,598	37,151	(1.73)%	1.20%
Income tax benefit	—	—	10
Net Loss	$(31,205)	$(179,048)	$(187,044)	82.57%	4.27%
Dividends declared on preferred stock	$(15,622)	$(15,620)	(14,213)	(0.01)%	(9.90)%
Net Loss related to common stockholders	$(46,827)	$(194,668)	$(201,257)	75.95%	3.27%
Net Loss related per share to common, basic	$(1.09)	$(4.32)	$(4.40)	74.77%	1.82%
Net Loss related per share to common, diluted	$(1.09)	$(4.32)	$(4.40)	74.77%	1.82%

The main factors for the change in net loss for the year ended December 31, 2015, as compared to the year ended December 31, 2014, were the larger unrealized losses on derivatives in 2014 and the decrease in our securities portfolio in 2015 which lead to a decline in net interest income.

The decline in net loss in the year ended December 31, 2014 compared to the year ended 2013 was the result of the realized gains on Agency Security sales, which represented partial recoveries of other than temporary impairments recognized in 2014, which were largely offset by unrealized losses on derivatives in 2014 as compared to unrealized gains in 2013. Declining net interest income in 2014 was also a factor. These factors result largely from the trend of generally falling interest rates in 2014 compared to the trend of generally rising interest rates beginning in the second quarter of 2013. See also the graph of interest rates at the end of the following discussion of Net Interest Income (Loss).

Net Interest Income (Loss)

	For the Year Ended			Change vs. Prior Year
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014
Interest income, net of amortization of premium on Agency Securities	$365,300	$450,927	$505,443	(18.99)%	(10.79)%
Interest expense- repurchase agreements	(59,278)	(59,562)	(83,113)	0.48%	28.34%
Interest expense- U.S. Treasury Securities sold short	—	(5,551)	(1,437)	100.00%	(286.29)%
Net Interest Income	$306,022	$385,814	$420,893	(20.68)%	(8.33)%

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2015 vs. 2014

•	Our average securities portfolio decreased 12.8% from $15,784,528 at December 31, 2014 to $13,756,536 at December 31, 2015.

•
Our net interest rate spread decreased 10 basis points from 1.49% at December 31, 2014 to 1.39% at December 31, 2015. Our average portfolio yield decreased (0.21)% and our cost of funds decreased (0.10)% year over year. The decrease in the interest rate spread from 2014 to 2015 combined with the decrease in our securities portfolio resulted in decreased net interest income.

•	There were no U.S. Treasury Securities sold short in 2015.

2014 vs. 2013

•	Our average securities portfolio decreased 19.4% from $19,593,311 at December 31, 2013 to $15,784,528 at December 31, 2014.

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

At December 31, 2015 and December 31, 2014, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.9% and 105.1%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our Agency Security portfolio for the quarterly periods presented.

Quarter Ended	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 31, 2015	2.71%	1.13%	1.58%	0.52%
September 30, 2015	2.56%	1.12%	1.44%	0.44%
June 30, 2015	2.60%	1.24%	1.36%	0.40%
March 31, 2015	2.72%	1.52%	1.20%	0.39%
December 31, 2014	2.71%	1.44%	1.27%	0.40%
September 30, 2014	2.68%	1.25%	1.43%	0.38%
June 30, 2014	2.86%	1.40%	1.46%	0.39%
March 31, 2014	3.19%	1.37%	1.82%	0.41%
December 31, 2013	2.98%	1.38%	1.60%	0.43%
September 30, 2013	2.60%	1.36%	1.24%	0.41%
June 30, 2013	2.52%	1.14%	1.38%	0.43%
March 31, 2013	2.33%	0.98%	1.35%	0.46%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Other Income (Loss)

	For the Year Ended			Change vs. Prior Year
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	$(11,546)	$68,770	$(593,498)	(116.79)%	111.59%
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	—	(401,541)	—%	100.00%
Gain (loss) on short sale of U.S. Treasury Securities	—	(14,688)	15,508	100.00%	(194.71)%
Subtotal	$(11,546)	$54,082	$(979,531)	(121.35)%	105.52%
Realized loss on derivatives	(107,070)	(118,716)	(135,908)	9.81%	12.65%
Unrealized gain (loss) on derivatives	(181,662)	(462,630)	544,643	60.73%	(184.94)%
Subtotal	$(288,732)	$(581,346)	$408,735	50.33%	(242.23)%
Total Other Loss	$(300,278)	$(527,264)	$(570,796)	43.05%	7.63%

2015 vs. 2014

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2015 of $5,367,123 compared to $10,595,518 during the year ended December 31, 2014. At December 31, 2015 and December 31, 2014, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the years ended December 31, 2015 and December 31, 2014, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

•
We did not sell short or purchase U.S. Treasury Securities during the year ended December 31, 2015. Gains (losses) on U.S. Treasury Securities in 2014 resulted from U.S. Treasury Securities sold short during the year ended December 31, 2014 of $2,005,363, which were repurchased at a cost of $2,020,051. In 2014, our short positions were outstanding for a total of 86 days, when U.S Treasury interest rates were generally declining.

•
Gains (losses) on Derivatives resulted from a combination of the following: We decreased our total interest rate swap contracts aggregate notional balance from $13,020,000 at December 31, 2014 to $8,800,000 at December 31, 2015, respectively. Our total Futures Contracts notional amount decreased from $10,000 at December 31, 2014 to $0 at December 31, 2015, respectively, due to the maturity of contracts. We also entered into $2,000,000 notional of basis swap contracts during the year ended December 31, 2015.

2014 vs. 2013

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2014 of $10,595,518 compared to $14,965,888 during the year ended December 31, 2013. The decline in value of our Agency Securities in 2013 was solely due to market conditions and not the credit quality of the assets. At December 31, 2014 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. We recognized other than temporary impairments in 2013 on Agency Securities identified for sale in 2014.

•
Gains (losses) on U.S. Treasury Securities resulted from U.S. Treasury Securities sold short during the year ended December 31, 2014 of $2,005,363, which were repurchased at a cost of $2,020,051. This compares to U.S. Treasury Securities sold short during the year ended December 31, 2013 of $2,783,711, which were repurchased at a cost of $2,768,203, respectively. In 2014, our short positions were outstanding for a total of 86 days, when U.S Treasury interest rates were generally declining, as compared to 14 days in 2013, when U.S. Treasury interest rates increased sharply.

•
Gains (losses) on Derivatives resulted from a combination of the following: We increased our total interest rate swap contracts aggregate notional balance from $10,220,000 at December 31, 2013 to $13,020,000 at December 31, 2014, respectively. We decreased our total interest rate swaptions notional balance from $5,750,000 at December 31, 2013 to $0 at December 31, 2014. Our total Futures Contracts notional amount decreased from $55,000 at December 31, 2013 to $10,000 at December 31, 2014, respectively, due to the maturity of contracts. The net loss for the year ended December 31, 2014 was the result of more gradual and sustained declines of interest rates.

Expenses

	For the Year Ended			Change vs. Prior Year
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014
Management fee	$27,292	$27,857	$28,141	(2.03)%	(1.01)%
Professional fees	3,117	3,735	3,311	(16.55)%	12.81%
Insurance	690	726	543	(4.96)%	33.70%
Compensation	2,291	2,796	3,047	(18.06)%	(8.24)%
Other	3,559	2,484	2,109	43.28%	17.78%
Total Expenses	$36,949	$37,598	$37,151	(1.73)%	1.20%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock or pay dividends in excess of taxable income. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,507,505 at December 31, 2015, compared to $2,697,223 and $2,769,661 at December 31, 2014 and December 31, 2013, respectively.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our securities portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions.

Insurance includes premiums for both general business and directors and officers liability coverage. The decrease in cost from 2014 to 2015 was due to a decrease in insurance premiums. The increase in costs from 2013 to 2014 related primarily to increases in coverage levels associated with our growth. Insurance policy periods do not correspond to calendar years.

Compensation includes both non-executive director compensation as well as the restricted stock awarded to our executive officers and other ACM employees through ACM. The decline in 2015 is primarily the result of lower stock based compensation due to a decline in our stock price and award vesting to our executive officers and other ACM employees. No new awards have been granted since 2013.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses.

Taxable Income

As a REIT we are generally not subject to taxation. See Note 13 to the consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For years ended December 31, 2015, December 31, 2014 and December 31, 2013, other comprehensive income (loss) totaled $(151,656), $274,834 and $(421,044), respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2014 other comprehensive income amounts reflect recoveries from the closing 2013 price levels. The 2013 other comprehensive loss resulted from significant price declines in our Agency Securities.

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

We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. TBA Agency Securities are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis as they can be used to establish and finance portfolio positions in Agency Securities. We did not have any TBA Agency Securities outstanding at December 31, 2015 and December 31, 2014.

The tables below summarize certain characteristics of our Agency Securities at December 31, 2015 and December 31, 2014.

December 31, 2015

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$114,000	$119,013	2.53%	11.51%	12	0.95%
Multi-Family MBS	2,126,155	2,158,589	3.09%	0.00%	105	17.80
10 Year Fixed	124,035	130,546	3.88%	14.25%	116	1.04
15 Year Fixed	4,295,880	4,489,918	3.33%	8.92%	150	35.97
20 Year Fixed	3,900,738	4,103,449	3.64%	11.70%	193	32.66
25 Year Fixed	16,960	18,359	4.50%	14.15%	279	0.14
30 Year Fixed	1,366,748	1,441,682	3.86%	5.89%	347	11.44
Total or Weighted Average	$11,944,516	$12,461,556	3.45%	7.98%	178	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2015, including prepayments related to Agency Securities purchased during the quarter.

December 31, 2014

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$124,680	$131,722	3.38%	15.13%	7	0.86%
Multi-Family MBS	1,206,290	1,261,903	3.26%	—%	114	8.33
10 Year Fixed	5,671	6,140	4.53%	8.00%	108	0.04
15 Year Fixed	7,295,657	7,690,241	3.33%	6.97%	163	50.38
20 Year Fixed	4,659,352	4,931,150	3.60%	8.50%	205	32.18
25 Year Fixed	19,386	21,139	4.50%	—%	254	0.13
30 Year Fixed	1,170,133	1,255,234	4.01%	0.91%	356	8.08
Total or Weighted Average	$14,481,169	$15,297,529	3.47%	6.45%	187	100.00%
(1) Weighted average for all prepayments during the quarter ended December 31, 2014, including prepayments related to Agency Securities purchased or sold during the quarter.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At December 31, 2015, we did not have any investment related receivables or payables. At December 31, 2014, we had investment related receivables of $260,598 and investment related payables of $445,292 with respect to unsettled sales and purchases of Agency Securities.

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

At December 31, 2015 and December 31, 2014, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 12 months and 7 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 26 of which had open repurchase agreements with us at December 31, 2015 and 28 of which had open repurchases agreements with us at December 31, 2014. We had outstanding balances under our repurchase agreements at December 31, 2015 and December 31, 2014 of $11,570,481 and $13,881,921, respectively, consistent with the decrease in our Agency Securities in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “hair cut.” At December 31, 2015, the average haircut percentage was 4.79% compared to 4.81% at December 31, 2014. No counterparty held collateral in excess of 5% of our total stockholders' equity at December 31, 2015 or at December 31, 2014.

In January 2016, the Federal Housing Financing Authority issued a Final Rule revising its regulations governing FHLB bank membership. The Final Rule changes the definition of “insurance company” to exclude captives, thereby making them ineligible for membership. The Final Rule contains a transition provision to give captives admitted to membership on or after the date of the publication of the proposed rule, which includes SABRE, until February 2017 to terminate its membership in the FHLB Des Moines.

Under the Final Rule, SABRE is prohibited from taking new advances or renewing its existing $100,000 advance, which matures in December 2016. The Final Rule does not directly affect ARMOUR's MRA agreement or related repurchase financing with another FHLB.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At December 31, 2015 and December 31, 2014, the notional value of our derivatives was 87.50% and 85.92%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At December 31, 2015 and December 31, 2014, we had derivatives with a net fair value of $(232,302) and (76,875), respectively. At December 31, 2015 and December 31, 2014, we had interest rate swap contracts with an aggregate notional balance of $8,800,000 and $13,020,000, respectively. At December 31, 2015, all of our Futures Contracts had expired. At December 31, 2014, we had purchased or sold Futures Contracts with an aggregate notional balance of $10,000. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.We also entered into $2,000,000 notional of basis swap contracts during the year ended December 31, 2015. We did not enter into any basis swap contracts during the year ended December 31, 2014.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult.We recognized net gains (losses) of $(288,732), $(581,346) and $408,735, respectively, for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 related to our derivatives. For the year ended December 31, 2015, the net unrealized gain (loss) of our Agency

Securities decreased by $(163,202). This compares to an increase of $343,604 and an decrease of $(1,416,083) respectively, for the years ended December 31, 2014 and December 31, 2013. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, from time to time, we use TBA Agency Securities primarily to effectively establish and finance portfolio positions. See the section, Financial Condition-Agency Securities and TBA Agency Securities above.

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2015:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$11,570,481	$11,570,481	$—	$—	$—
Interest expense on repurchase agreements	12,464	12,464	—	—	—
Related Party Fees (1)	184,145	26,306	52,613	52,613	52,613
Board of Directors fees (2)	7,553	1,079	2,158	2,158	2,158
Total	$11,774,643	$11,610,330	$54,771	$54,771	$54,771
(1) Represents fees to be paid to ACM under the terms of the Management Agreement (Refer to Note 9 and Note 14 to the consolidated financial statements).
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at December 31, 2015. We had interest rate swap contracts with an aggregate notional balance of $8,800,000, a weighted average swap rate of 1.90% and a weighted average term of 78 months at December 31, 2015. Our total Basis swaps notional amount at December 31, 2015, was $2,000,000, with a weighted average swap rate of 0.22% and weighted average term of 22 months.

Liquidity and Capital Resources

Cash provided by operating activities was $238,255, $315,100 and $369,106, respectively, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. The decline in cash related to operating activities is primarily related to the overall decline in the size of our securities portfolio. Our average securities portfolio was $13,756,536, $15,784,528 and $19,593,311, respectively, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

During the year ended December 31, 2015, we issued 6 shares of common stock under our Common Stock DRIP and raised additional net proceeds of approximately $147. During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we repurchased 7,510 shares, 600 shares and 2,096 shares of our common stock under the Repurchase Program for an aggregate cost of $159,600, $18,362 and $72,694, respectively. At December 31, 2015, there were 1,874 authorized shares remaining under the Repurchase Program.

From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds.

At December 31, 2015, we financed our securities portfolio with $11,570,481 of borrowings under repurchase agreements. Our leverage ratio at December 31, 2015, was 9.44 to 1. At December 31, 2015, our liquidity totaled $641,613, consisting of $289,925 of cash plus $351,688 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at December 31, 2015 and December 31, 2014.

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

During the year ended December 31, 2015, we purchased $5,145,847 of Agency Securities using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2015, we received cash of $1,910,795 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $147 from common equity issuances under our common stock DRIP. We had a net cash increase from our repurchase agreements of $2,311,440 for the year ended December 31, 2015 and made cash interest payments of approximately $218,503 on our liabilities for the year ended December 31, 2015. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $134,795 of cash collateral posted to counterparties and decreased our liability by $48,240 for cash collateral posted by counterparties at December 31, 2015.

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

During the year ended December 31, 2013, we purchased $15,029,408 of Agency Securities using proceeds from equity raises, repurchase agreements and principal repayments. During the year ended December 31, 2013, we received cash of $3,135,502 from prepayments and scheduled principal payments on our Agency Securities. We received net proceeds of $438,582 from common equity issuances, including our common stock DRIP and $4,380 of proceeds from the issuance of 175 shares of Series A Preferred Stock and $136,553 of proceeds from the issuance of 5,650 shares of Series B Preferred Stock during the year ended December 31, 2013. We had a net cash decrease from our repurchase agreements of $5,214,591 for the year ended December 31, 2013 and made cash interest payments of approximately $226,549 on our liabilities for the year ended December 31, 2013. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $229,635 of cash collateral posted with counterparties and increased our liability by $387,845 for cash collateral held as of December 31, 2013

We have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

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
October 2015
November 2015
December 2015
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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2015 and December 31, 2014, our total borrowings were $11,570,481 and $13,881,921 (excluding accrued interest), respectively. At December 31, 2015 and December 31, 2014, we had a leverage ratio of approximately 9.44:1 and 7.94:1, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2015 and December 31, 2014, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2015 and December 31, 2014, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At December 31, 2015, substantially all of our Agency Securities were purchased at a premium.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2015 and December 31, 2014. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

December 31, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(16.79)%	(0.08)%
0.50%	(8.22)%	0.16%
(0.50)%	15.27%	0.27%
(1.00)%	16.46%	(0.03)%

December 31, 2014

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	31.23%	(0.07)%
0.50%	15.70%	0.06%
(0.50)%	7.20%	(0.30)%
(1.00)%	1.83%	(1.12)%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2015. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.

Based on management’s assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2016 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

GLOSSARY OF TERMS

“Agency Securities” means securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
“ARMs” means Adjustable Rate Mortgage backed securities.
“AVM” means AVM L.P, a securities broker dealer, which we contract with for administering clearing and settlement services for our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing.
“Basis swap contracts” means derivative contracts that allow us to exchange one floating interest rate basis for another, for example, 3 month LIBOR and Fed Funds Rates, thereby allowing us to diversify our floating rate basis exposures.

“Board” means ARMOUR’s Board of Directors.
“CFO” means Chief Financial Officer, James Mountain.
“CFTC” means the U.S. Commodity Futures Trading Commission.
“Co-CEOs” means our Co-Chief Executive Officers, Jeffrey Zimmer and Scott Ulm.
“Common Stock DRIP” means the Company's dividend reinvestment and stock purchase plan.
“CPOs” means commodity pool operators.
“CMBS” means commercial mortgage backed securities.
“CME” means the Chicago Mercantile Exchange.
“CMOs” means collateralized mortgage obligations.
“Code” means the Internal Revenue Code of 1986.
“CPR” means constant prepayment rate.
“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act.
“ERISA” means Employee Retirement Income Security Act.
“Exchange Act” means the Securities Exchange Act of 1934.
“Fannie Mae” means the Federal National Mortgage Association.
“Fed” means the U.S. Federal Reserve.
“FHFA” means the Federal Housing Finance Agency.
“FHLB” means Federal Home Loan Bank.
“Freddie Mac” means the Federal Home Loan Mortgage Corporation.
“Futures Contracts” means     Eurodollar Futures Contracts.
“GAAP” means accounting principles generally accepted in the United States of America.
“GDP” means gross domestic product.
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
“Haircut” means the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.
“Hybrid” means a mortgage that has a fixed rate for an initial term after which the rate becomes adjustable according to a specific schedule.

GLOSSARY OF TERMS

“IRS” means Internal Revenue Service.
“JAVELIN” means JAVELIN Mortgage Investment Corp., a publicly traded REIT managed by ACM.
“LIBOR” means the London Interbank Offered Rate.
“Management Agreement” means the management agreement between ARR and ACM whereby ACM performs certain services for ARR in exchange for a specified fee.
“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and “passes through” the principal and interest to the security holders on a pro rata basis.
“MGCL” means Maryland General Corporation Law.
“MRA” means master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.
“Multi-Family MBS” means MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
“NFA” means National Futures Association.
“Non-Agency Securities” means securities backed by residential mortgages in which we may invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency.
“NYSE” means New York Stock Exchange.
“REIT” means Real Estate Investment Trust. A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or income property.
“Repurchase Program” means the Company's common stock repurchase program authorized by our Board.
“Reverse Stock Split” means the one-for-eight reverse stock split, which was effective July 31, 2015.
“RMBS” means residential mortgage backed securities.
“SABRE” means SABRE Business Insurance LLC, a wholly owned subsidiary of ARMOUR and a captive insurance company.
“Sarbanes-Oxley Act” means a U.S. federal law that set new or enhanced standards for all U.S. public company boards, management and public accounting firms. Section 302 requires senior management to certify the accuracy of the financial statements. Section 404 requires that management and auditors establish internal controls and reporting methods on the adequacy of those controls.
“SEC” means the Securities and Exchange Commission.
“S&P 500” means Standard and Poor's 500 Stock Index
“TBA Agency Securities” means forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date.

“TRS” means taxable REIT subsidiary.
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
3.8
Articles Supplementary of 7.875% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 12, 2013)

3.9
Articles of Amendment to the Company's Articles of Amendment and Restatement, effective July 31, 2015(Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015)

3.10
Articles of Amendment to the Company's Articles of Amendment and Restatement, effective July 31, 2015(Incorporated by reference to Exhibit 3.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015)

3.11	Amended and Restated Bylaws, as amended on October 28, 2014 (Incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2014)
4.1	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.2
Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.1 to the ARMOUR's Registration Statement of Form 8-A (Reg. No. 001-34766) filed with the SEC on June 7, 2012)

4.3
Specimen 7.875% Series B Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on February 12, 2013)

10.1
ARMOUR Residential REIT, Inc. Second Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on May 9, 2014) †††

10.2
Second Amended and Restated Management Agreement, dated June 18, 2012, between ARMOUR and ARMOUR Residential Management LLC (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 22, 2012)

10.3
Third Amended and Restated Management Agreement, dated February 25, 2014, between ARMOUR and ARRM (incorporated by reference to Exhibit 10.3 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.4
Fourth Amended and Restated Management Agreement, dated February 23, 2015 between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.4 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.5
Sub-Management Agreement, dated November 6, 2009, by and among Staton Bell Blank Check LLC, ARMOUR Residential Management LLC, ARMOUR Residential REIT, Inc. and certain individuals (Incorporated by reference to Exhibit 4.4 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009)

10.6
First Amended and Restated Sub-Management Agreement, dated February 23, 2015 by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.7
Distribution Agreement, dated February 18, 2011, by and among the Company, Ladenburg Thalmann & Co. Inc. and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 18, 2011)

10.8
Equity Distribution Agreement, dated October 11, 2011, by and among the Company, Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 12, 2011)

10.9
At Market Issuance Sales Agreement, dated July 13, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and MLV & Co. LLC.(Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 13, 2012)

10.10
Equity Distribution Agreement, dated July 27, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and Citadel Securities LLC.(Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 27, 2012)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARMOUR Residential REIT, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. and subsidiary (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 18, 2016

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Cash	$289,925	$494,561
Cash collateral posted to counterparties	263,799	129,004
Agency Securities, available for sale, at fair value (including pledged securities of $12,109,868 and $14,370,847)	12,461,556	15,297,529
Receivable for unsettled sales (including pledged securities of $251,251 in 2014)	—	260,598
Derivatives, at fair value	999	60,518
Principal payments receivable	37	93
Accrued interest receivable	34,500	41,915
Prepaid and other assets	4,461	1,580
Total Assets	$13,055,277	$16,285,798
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$11,570,481	$13,881,921
Cash collateral posted by counterparties	—	48,240
Payable for unsettled purchases	—	445,292
Derivatives, at fair value	233,301	137,393
Accrued interest payable- repurchase agreements	7,724	7,012
Accounts payable and other accrued expenses	18,605	16,649
Total Liabilities	$11,830,111	$14,536,507

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 36,682 and 44,145 shares issued and outstanding at December 31, 2015 and December 31, 2014	37	44
Additional paid-in capital	2,559,361	2,717,854
Accumulated deficit	(1,266,938)	(1,052,969)
Accumulated other comprehensive income (loss)	(67,302)	84,354
Total Stockholders’ Equity	$1,225,166	$1,749,291
Total Liabilities and Stockholders’ Equity	$13,055,277	$16,285,798

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Interest income, net of amortization of premium on Agency Securities	$365,300	$450,927	$505,443
Interest expense- repurchase agreements	(59,278)	(59,562)	(83,113)
Interest expense- U.S. Treasury Securities sold short	—	(5,551)	(1,437)
Net Interest Income	$306,022	$385,814	$420,893
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(11,546)	68,770	(593,498)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	—	(401,541)
Gain (loss) on short sale of U.S. Treasury Securities	—	(14,688)	15,508
Subtotal	$(11,546)	$54,082	$(979,531)
Realized loss on derivatives (1)	(107,070)	(118,716)	(135,908)
Unrealized gain (loss) on derivatives	(181,662)	(462,630)	544,643
Subtotal	$(288,732)	$(581,346)	$408,735
Total Other Loss	$(300,278)	$(527,264)	$(570,796)
Expenses:
Management fee	27,292	27,857	28,141
Professional fees	3,117	3,735	3,311
Insurance	690	726	543
Compensation	2,291	2,796	3,047
Other	3,559	2,484	2,109
Total Expenses	$36,949	$37,598	$37,151
Loss before taxes	(31,205)	(179,048)	(187,054)
Income tax benefit	—	—	10
Net Loss	$(31,205)	$(179,048)	$(187,044)
Dividends declared on preferred stock	(15,622)	(15,620)	(14,213)
Net Loss related to common stockholders	$(46,827)	$(194,668)	$(201,257)
Net loss related per share to common stockholders (Note 12):
Basic	$(1.09)	$(4.32)	$(4.40)
Diluted	$(1.09)	$(4.32)	$(4.40)
Dividends declared per common share	$3.89	$4.80	$6.48
Weighted average common shares outstanding:
Basic	42,780	44,654	45,354
Diluted	42,780	44,654	45,354
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see Note 8 to the consolidated financial statements.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Loss	$(31,205)	$(179,048)	$(187,044)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	11,546	(68,770)	593,498
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	—	401,541
Net unrealized gain (loss) on available for sale Agency Securities	(163,202)	343,604	(1,416,083)
Other comprehensive income (loss)	$(151,656)	$274,834	$(421,044)
Comprehensive Income (Loss)	$(182,861)	$95,786	$(608,088)

See notes to the consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2013	2,006	$2	$48,792	—	$—	$—	38,627	$39	$2,177,676	$2,226,468	$(149,298)	$230,564	$2,307,775
Series A Preferred dividends	—	$—	$—	—	$—	$—	—	—	—	—	(4,480)	—	(4,480)
Series B Preferred dividends	—	$—	$—	—	$—	$—	—	—	—	—	(9,733)	—	(9,733)
Common stock dividends	—	$—	$—	—	$—	$—	—	—	—	—	(292,583)	—	(292,583)
Issuance of Series A Preferred stock, net	175	$—	$4,380	—	$—	$—	—	—	—	4,380	—	—	4,380
Issuance of Series B Preferred stock, net	—	$—	$—	5,650	$6	$136,547	—	—	—	136,547	—	—	136,553
Issuance of common stock, net	—	$—	$—	—	$—	$—	8,133	8	438,574	438,574	—	—	438,582
Stock based compensation, net of withholding requirements	—	$—	$—	—	$—	$—	38	—	1,516	1,516	—	—	1,516
Common stock repurchased	—	$—	$—	—	$—	$—	(2,096)	(2)	(72,692)	(72,692)	—	—	(72,694)
Net loss	—	$—	$—	—	$—	$—	—	—	—	—	(187,044)	—	(187,044)
Other comprehensive loss	—	$—	$—	—	$—	$—	—	—	—	—	—	(421,044)	(421,044)
Balance, December 31, 2013	2,181	$2	$53,172	5,650	$6	$136,547	44,702	$45	$2,545,074	$2,734,793	$(643,138)	$(190,480)	$1,901,228
Series A Preferred dividends	—	$—	$—	—	$—	$—	—	—	—	—	(4,497)	—	(4,497)
Series B Preferred dividends	—	$—	$—	—	$—	$—	—	—	—	—	(11,123)	—	(11,123)
Common stock dividends	—	$—	$—	—	$—	$—	—	—	—	—	(215,163)	—	(215,163)
Issuance of common stock, net	—	$—	$—	—	$—	$—	8	—	269	269	—	—	269
Stock based compensation, net of withholding requirements	—	$—	$—	—	$—	$—	35	—	1,153	1,153	—	—	1,153
Common stock repurchased	—	$—	$—	—	$—	$—	(600)	(1)	(18,361)	(18,361)	—	—	(18,362)
Net loss	—	$—	$—	—	$—	$—	—	—	—	—	(179,048)	—	(179,048)
Other comprehensive income	—	$—	$—	—	$—	$—	—	—	—	—	—	274,834	274,834
Balance, December 31, 2014	2,181	$2	$53,172	5,650	$6	$136,547	44,145	$44	$2,528,135	$2,717,854	$(1,052,969)	$84,354	$1,749,291
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,124)	—	(11,124)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(167,142)	—	(167,142)
Issuance of common stock, net	—	—	—	—	—	—	6	—	147	147	—	—	147
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	41	1	952	952	—	—	953
Common stock repurchased	—	—	—	—	—	—	(7,510)	(8)	(159,592)	(159,592)	—	—	(159,600)
Net loss	—	—	—	—	—	—	—	—	—	—	(31,205)	—	(31,205)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(151,656)	(151,656)
Balance, December 31, 2015	2,181	$2	$53,172	5,650	$6	$136,547	36,682	$37	$2,369,642	$2,559,361	$(1,266,938)	$(67,302)	$1,225,166

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net loss	$(31,205)	$(179,048)	$(187,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium on Agency Securities	109,589	82,965	157,645
Realized (gain) loss on sale of Agency Securities	11,546	(68,770)	593,498
Other than temporary impairment of Agency Securities	—	—	401,541
(Gain) Loss on short sale of U.S. Treasury Securities	—	14,688	(15,508)
Stock based compensation	953	1,153	1,516
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	6,816	703	13,411
Increase in prepaid and other assets	(2,881)	(728)	(448)
(Increase) decrease in derivatives, at fair value	155,427	483,068	(591,366)
Increase (decrease) in accrued interest payable- repurchase agreements	712	383	(3,435)
Decrease in accounts payable and other accrued expenses	(12,702)	(19,314)	(704)
Net cash provided by operating activities	$238,255	$315,100	$369,106
Cash Flows From Investing Activities:
Purchases of Agency Securities	(5,145,847)	(12,505,285)	(15,029,408)
Principal repayments of Agency Securities	1,910,795	1,806,581	3,135,502
Proceeds from sales of Agency Securities	5,614,195	10,334,920	15,611,917
Disbursements on reverse repurchase agreements	—	(18,076,531)	(11,239,305)
Receipts from reverse repurchase agreements	—	18,076,531	11,239,305
(Increase) decrease in cash collateral	(183,035)	(432,692)	617,480
Net cash provided by (used in) investing activities	$2,196,108	$(796,476)	$4,335,491
Cash Flows From Financing Activities:
Issuance of Series A Preferred stock, net of expenses	—	—	4,380
Issuance of Series B Preferred stock, net of expenses	—	—	136,553
Issuance of common stock, net of expenses	147	263	438,566
Proceeds from repurchase agreements	90,941,440	80,982,646	122,761,377
Principal repayments on repurchase agreements	(93,252,880)	(80,252,229)	(127,975,968)
Proceeds from short sales of U.S. Treasury Securities	—	2,005,363	2,783,711
Purchases of U.S. Treasury Securities	—	(2,020,051)	(2,768,203)
Series A Preferred stock dividends paid	(4,498)	(4,497)	(4,480)
Series B Preferred stock dividends paid	(11,124)	(11,123)	(9,733)
Common stock dividends paid	(167,142)	(215,163)	(292,592)
Common stock repurchased	(144,942)	(5,750)	(53,012)
Net cash provided by (used in) financing activities	$(2,638,999)	$479,459	$(4,979,401)
Net decrease in cash	(204,636)	(1,917)	(274,804)
Cash - beginning of year	494,561	496,478	771,282
Cash - end of year	$289,925	$494,561	$496,478
Supplemental Disclosure:
Cash paid during the year for interest	$218,503	$215,573	$226,549
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$—	$260,598	$—
Payable for unsettled purchases	$—	$445,292	$159,159
Net unrealized gain (loss) on available for sale Agency Securities	$(163,202)	$343,604	$(1,416,083)
Amounts receivable for issuance of common stock	$—	$6	$16
Amounts payable for common stock repurchased	$(14,658)	$(12,612)	$(19,682)

See notes to consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 1 -Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of Agency Securities (as defined below), including an assessment of whether other-than-temporary impairment (“OTTI”) exists, and derivative instruments. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective July 31, 2015.

Note 2 -Organization and Nature of Business Operations

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership.

We are an externally managed Maryland corporation incorporated in 2008, managed by ACM, an investment advisor registered with the SEC (see Note 9 -Commitments and Contingencies and Note 14 -Related Party Transactions for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). We also may invest in other securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities”). While we remain committed to investing in Agency Securities for so long as an adequate supply and pricing exists, we have the flexibility to invest in Non-Agency Securities and respond to changes in GSE policy as needed. At December 31, 2015 and December 31, 2014, Agency Securities accounted for 100% of our securities portfolio. Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”).

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

Note 3 -Summary of Significant Accounting Policies

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
Agency Securities, Available For Sale

We generally intend to hold most of our Agency Securities for extended periods of time. We may, from time to time, sell any of our Agency Securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. At December 31, 2015 and December 31, 2014, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding during or at the years ended December 31, 2015 and December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at December 31, 2015 and December 31, 2014.

Derivatives, at Fair Value

We recognize all derivatives as either assets or liabilities at fair value on our consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income. These transactions include interest rate swap contracts, interest rate swaptions and basis swap contracts. We also may utilize forward contracts for the purchase or sale of TBA Agency Securities. We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. We account for TBA dollar roll transactions as a series of derivative transactions.

We may also purchase and sell TBA Agency Securities as a means of investing in and financing Agency Securities (thereby increasing our “at risk” leverage) or as a means of disposing of or reducing our exposure to Agency Securities (thereby reducing our “at risk” leverage). Pursuant to TBA Agency Securities, we agree to purchase or sell, for future delivery, Agency Securities with certain principal and interest terms and certain types of collateral, but the particular Agency Securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA Agency Security for a later settlement date. This transaction is commonly referred to as a “dollar roll.” When it is reasonably possible that we will pair off a TBA Agency Security, we account for that contract as a derivative. We did not have any TBA Agency Securities outstanding at December 31, 2015 and December 31, 2014.

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
No other reclassifications have been made to previously reported amounts.

Note 4 -Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financing, and Disclosures, Transfers and Servicing (Topic 860). We do not have repurchase-to-maturity transactions or repurchase financing arrangements of the type covered by ASU 2014-11, therefore this amendment to the accounting standards will not affect our consolidated balance sheets or statements of operations. The amendment also required certain additional disclosures about repurchase agreements beginning with the second quarter 2015 financial statements. See Note 7 “Repurchase Agreements”.

Note 5 -Fair Value of Financial Instruments

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Agency Securities, Available for Sale - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2015 and December 31, 2014, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$12,461,556	$—	$12,461,556
Derivatives	$—	$999	$—	$999
Liabilities at Fair Value:
Derivatives	$—	$233,301	$—	$233,301

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2015.

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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at December 31, 2015 and December 31, 2014.

December 31, 2015			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$289,925	$289,925	$289,925	$—	$—
Cash collateral posted to counterparties	$263,799	$263,799	$—	$263,799	$—
Principal payments receivable	$37	$37	$—	$37	$—
Accrued interest receivable	$34,500	$34,500	$—	$34,500	$—
Financial Liabilities:
Repurchase agreements	$11,570,481	$11,570,481	$—	$11,570,481	$—
Accrued interest payable- repurchase agreements	$7,724	$7,724	$—	$7,724	$—

December 31, 2014			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$494,561	$494,561	$494,561	$—	$—
Cash collateral posted to counterparties	$129,004	$129,004	$—	$129,004	$—
Receivable for unsettled sales	$260,598	$260,598	$—	$260,598	$—
Principal payments receivable	$93	$93	$—	$93	$—
Accrued interest receivable	$41,915	$41,915	$—	$41,915	$—
Financial Liabilities:
Repurchase agreements	$13,881,921	$13,881,921	$—	$13,881,921	$—
Cash collateral posted by counterparties	$48,240	$48,240	$—	$48,240	$—
Payable for unsettled purchases	$445,292	$445,292	$—	$445,292	$—
Accrued interest payable- repurchase agreements	$7,012	$7,012	$—	$7,012	$—

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At December 31, 2015 and December 31, 2014, investments in Agency Securities accounted for 100% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at December 31, 2015, December 31, 2014 and December 31, 2013, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At December 31, 2015, December 31, 2014 and December 31, 2013, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. There was no other than temporary impairment recognized for the years ended December 31, 2015 and December 31, 2014. At December 31, 2013, anticipating portfolio repositioning sales in the first quarter of 2014, we concluded that the December 31, 2013 unrealized losses on our 25-year and 30-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, at December 31, 2013, we recognized losses totaling $401,541 in our 2013 consolidated statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $6,800,000 at December 31, 2013. We also determined that at December 31, 2013, there was no other than temporary impairment of our other Agency Securities, which are primarily 20-year and 15-year fixed rate securities.

At December 31, 2015, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2015 are also presented below. Our Agency Securities had a weighted average coupon of 3.45% at December 31, 2015.

December 31, 2015	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$46,512	$(210)	$486	$46,788	0.38%
Multi-Family MBS	2,182,156	(30,879)	7,312	2,158,589	17.32
10 Year Fixed	91,752	(362)	605	91,995	0.74
15 Year Fixed	4,302,585	(10,462)	5,498	4,297,621	34.49
20 Year Fixed	2,692,310	(25,429)	5,289	2,672,170	21.44
25 Year Fixed	18,488	(128)	—	18,360	0.15
30 Year Fixed	1,447,835	(6,645)	492	1,441,682	11.56
Total Fannie Mae	$10,781,638	$(74,115)	$19,682	$10,727,205	86.08%

Freddie Mac
ARMs & Hybrids	12,738	(46)	197	12,889	0.10
10 Year Fixed	37,657	(92)	652	38,217	0.31
15 Year Fixed	192,982	(995)	310	192,297	1.54
20 Year Fixed	1,443,652	(16,380)	4,006	1,431,278	11.49
Total Freddie Mac	$1,687,029	$(17,513)	$5,165	$1,674,681	13.44%

Ginnie Mae
ARMs & Hybrids	59,877	(610)	69	59,336	0.48
15 Year Fixed	314	—	20	334	0.00
Total Ginnie Mae	$60,191	$(610)	$89	$59,670	0.48%
Total Agency Securities	$12,528,858	$(92,238)	$24,936	$12,461,556	100.00%

We did not have any unsettled purchases at December 31, 2015.

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

The following table summarizes the weighted average lives of our Agency Securities at December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$19	$19	$—	$—
Greater than or equal to one year and less than three years	30,189	30,375	48,298	47,929
Greater than or equal to three years and less than five years	6,037,851	6,039,218	10,712,331	10,667,135
Greater than or equal to five years	6,393,497	6,459,246	4,536,900	4,498,111
Total Agency Securities	$12,461,556	$12,528,858	$15,297,529	$15,213,175

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at December 31, 2015 and December 31, 2014 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	$7,105,363	$(58,799)	$1,861,211	$(33,439)	$8,966,574	$(92,238)
December 31, 2014	$895,382	$(2,324)	$2,463,523	$(25,282)	$3,358,905	$(27,606)

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013 we sold $5,367,123, $10,595,518 and $14,965,888 of Agency Securities, which resulted in realized gains (losses) of $(11,546), $68,770, and $(593,498), respectively. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 -Repurchase Agreements

The following table represents the contractual repricing regarding our repurchase agreements to finance Agency Security purchases at December 31, 2015 and December 31, 2014. No amounts below are subject to offsetting.

	December 31, 2015		December 31, 2014
	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$8,089,403	0.55%	$3,994,656	0.36%
31 days to 60 days	2,487,174	0.57%	5,631,858	0.37%
61 days to 90 days	343,904	0.71%	2,348,839	0.39%
Greater than 90 days	650,000	0.67%	1,906,568	0.44%
Total or Weighted Average	$11,570,481	0.57%	$13,881,921	0.38%

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

The following table represents the MRAs and other information regarding our repurchase agreements to finance Agency Security purchases at December 31, 2015 and December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Number of MRAs	38	40
Number of counterparties with repurchase agreements outstanding	26	28
Weighted average maturity in days	38	60
Haircut for repurchase agreements (1)	4.79%	4.81%

(1)
The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

At December 31, 2015, 8 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 53.48% of our repurchase agreement borrowings outstanding at December 31, 2015. At December 31, 2014, we had 7 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 48.11% of our repurchase agreement borrowings at December 31, 2014. At December 31, 2015 and December 31, 2014, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

We did not sell short or purchase U.S. Treasury Securities during the year ended December 31, 2015. During the year ended December 31, 2014, we sold short $2,005,363 of U.S. Treasury Securities which were repurchased at a cost of $2,020,051, resulting in a realized loss of $(14,688). During the year ended December 31, 2013, we sold short $2,783,711 of U.S. Treasury Securities which we repurchased at a cost of $2,768,203, resulting in a realized gain of $15,508.

Note 8 -Derivatives

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

TBA Agency Securities are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA Agency Securities as a means of hedging against short-term changes in interest rates. We may also enter into TBA Agency Securities as a means of acquiring or

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

disposing of Agency Securities and we may from time to time utilize TBA dollar roll transactions to finance Agency Security purchases. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities.
We did not have any TBA Agency Securities outstanding at December 31, 2015 and December 31, 2014.

The following tables present information about our derivatives at December 31, 2015 and December 31, 2014.

December 31, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	19	0.63%	$350,000	$265	$(87)
Interest rate swap contracts	25-36 Months	27	1.16%	700,000	192	(1,633)
Interest rate swap contracts	37-48 Months	47	1.46%	2,000,000	—	(18,120)
Interest rate swap contracts	49-60 Months	49	1.53%	350,000	—	(3,085)
Interest rate swap contracts	73-84 Months	75	2.05%	1,025,000	—	(26,047)
Interest rate swap contracts	85-96 Months	86	2.11%	1,375,000	—	(23,543)
Interest rate swap contracts	109-120 Months	108	2.66%	1,000,000	—	(92,927)
Interest rate swap contracts	121-132 Months	123	2.30%	2,000,000	—	(67,858)
Basis swap contracts (2)	0-60 Months	22	0.22%	2,000,000	542	(1)
Total or Weighted Average				$10,800,000	$999	$(233,301)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Weighted average rate is the spread over the pay index.

(3)	Notional amount includes $3,775,000 of forward starting interest rate swap contracts which become effective within 6 months.

December 31, 2014

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	5	1.13%	$920,000	$—	$(9,349)
Interest rate swap contracts	13-24 Months	16	1.23%	2,900,000	—	(54,396)
Interest rate swap contracts	25-36 Months	31	0.63%	350,000	2,083	—
Interest rate swap contracts	37-48 Months	37	1.00%	300,000	2,090	—
Interest rate swap contracts	49-60 Months	59	1.56%	2,000,000	—	(7,414)
Interest rate swap contracts	61-72 Months	61	1.48%	300,000	2,921	—
Interest rate swap contracts	85-96 Months	91	1.47%	2,450,000	50,650	—
Interest rate swap contracts	97-108 Months	98	2.08%	2,800,000	2,774	(7,534)
Interest rate swap contracts	121-132 Months	120	2.66%	1,000,000	—	(58,520)
Futures Contracts	0-15 Months	9	2.11%	10,000	—	(180)
Total or Weighted Average		63	1.60%	$13,030,000	$60,518	$(137,393)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

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

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following tables present information about interest rate swap contracts and basis swap contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at December 31, 2015.

December 31, 2015		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$457	$(233,301)	$241,604	$8,760
Basis swap contracts	542	—	—	542
Totals	$999	$(233,301)	$241,604	$9,302

December 31, 2015		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(233,301)	$233,301	$—	$—
Totals	$(233,301)	$233,301	$—	$—

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

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

		Income (Loss) Recognized
		For the Year Ended
Derivatives	Location on consolidated statements of operations	December 31, 2015	December 31, 2014	December 31, 2013
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$(2,274)	$—	$25,686
Interest income	Realized loss on derivatives	13,066	14,213	17,180
Interest expense	Realized loss on derivatives	(123,929)	(154,874)	(158,465)
Changes in fair value	Unrealized gain (loss) on derivatives	(182,503)	(371,266)	499,193
		$(295,640)	$(511,927)	$383,594
Interest rate swaptions:
Realized gain (loss)	Realized loss on derivatives	—	23,318	(17,778)
Changes in fair value	Unrealized gain (loss) on derivatives	—	(92,687)	43,034
		$—	$(69,369)	$25,256
Futures Contracts:
Realized loss	Realized loss on derivatives	(184)	(1,373)	(2,531)
Changes in fair value	Unrealized gain (loss) on derivatives	180	1,323	2,416
		$(4)	$(50)	$(115)
Basis swap contracts:
Interest income	Realized loss on derivatives	803	—	—
Interest expense	Realized loss on derivatives	(922)	—	—
Changes in fair value	Unrealized gain (loss) on derivatives	661	—	—
		$542	$—	$—
TBA Agency Securities:
Realized gain	Realized loss on derivatives	6,370	—	—
		$6,370	$—	$—
Totals		$(288,732)	$(581,346)	$408,735

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 9 -Commitments and Contingencies

Management Agreement with ACM

We are externally managed by ACM pursuant to a management agreement (the “Management Agreement”) see also Note 14, “Related Party Transactions”. The Management Agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2015, December 31, 2014 and December 31, 2013, the effective management fee was 1.049%, 1.028% and 1.026% based on gross equity raised of $2,507,505, $2,697,223 and $2,769,661, respectively. The ACM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ACM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2015 and December 31, 2014.

We are not party to any pending, threatened or contemplated litigation.

Note 10 -Stock Based Compensation

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

Transactions related to awards for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are summarized below:

	December 31, 2015		December 31, 2014		December 31, 2013
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	132	$51.76	166	$55.52	79	$58.24
Granted	—	$—	—	$—	141	$54.24
Awards issued upon stockholders' approval of Plan amendment	—	$—	19	$29.92	—	$—
Vested	(53)	$56.40	(53)	$56.56	(53)	$57.04
Forfeited	(1)	$58.90	—	$—	(1)	$61.52
Unvested RSU Awards Outstanding end of period	78	$48.85	132	$51.76	166	$55.52

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

At December 31, 2015, there was approximately $1,700 of unvested stock based compensation related to the Awards (based on the December 31, 2015 stock price of $21.76 per share), that we expect to recognize as an expense over the remaining average service period of 0.8 years. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 11 -Stockholders' Equity

Preferred Stock

At December 31, 2015 and December 31, 2014, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At December 31, 2015, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At December 31, 2015 and December 31, 2014, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at December 31, 2015. At December 31, 2015 and December 31, 2014, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At December 31, 2015 and December 31, 2014, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 560 at December 31, 2015. At December 31, 2015 and December 31, 2014, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

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

At December 31, 2015 and December 31, 2014, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 36,682 shares of common stock issued and outstanding at December 31, 2015 and 44,145 shares of common stock issued and outstanding at December 31, 2014.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the “Repurchase Program”) to 50,000 shares of our common stock outstanding (on a pre-reverse stock split basis). On July 28, 2015, our Board of Directors increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. At December 31, 2015, there were 1,874 authorized shares remaining under the Repurchase Program.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

December 31, 2015

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.32	$14,168
February 13, 2015	February 27, 2015	$0.32	14,169
March 13, 2015	March 27, 2015	$0.32	14,149
April 15, 2015	April 27, 2015	$0.32	14,133
May 15, 2015	May 27, 2015	$0.32	14,089
June 15, 2015	June 29, 2015	$0.32	14,045
July 15, 2015	July 27, 2015	$0.32	14,045
August 17, 2015	August 27, 2015	$0.33	14,477
September 15, 2015	September 28, 2015	$0.33	14,394
October 15, 2015	October 27, 2015	$0.33	13,438
November 16, 2015	November 27, 2015	$0.33	13,176
December 16, 2015	December 30, 2015	$0.33	12,859
Total dividends paid			$167,142

December 31, 2014

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2014	January 30, 2014	$0.40	$17,954
February 14, 2014	February 27, 2014	$0.40	17,954
March 17, 2014	March 28, 2014	$0.40	17,945
April 15, 2014	April 29, 2014	$0.40	17,925
May 15, 2014	May 29, 2014	$0.40	17,924
June 16, 2014	June 27, 2014	$0.40	17,924
July 15, 2014	July 30, 2014	$0.40	17,923
August 15, 2014	August 29, 2014	$0.40	17,923
September 15, 2014	September 29, 2014	$0.40	17,923
October 15, 2014	October 30, 2014	$0.40	17,923
November 17, 2014	November 26, 2014	$0.40	17,923
December 15, 2014	December 30, 2014	$0.40	17,922
Total dividends paid			$215,163

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2013	January 30, 2013	$0.64	$24,772
February 15, 2013	February 27, 2013	$0.64	24,773
March 15, 2013	March 27, 2013	$0.64	30,284
April 15, 2013	April 29, 2013	$0.56	26,313
May 15, 2013	May 30, 2013	$0.56	26,313
June 14, 2013	June 27, 2013	$0.56	26,088
July 15, 2013	July 30, 2013	$0.56	26,074
August 15, 2013	August 29, 2013	$0.56	26,074
September 16, 2013	September 27, 2013	$0.56	26,079
October 15, 2013	October 28, 2013	$0.40	18,624
November 15, 2013	November 27, 2013	$0.40	18,624
December 16, 2013	December 27, 2013	$0.40	18,574
Total dividends paid			$292,592

The following tables present our Series A Preferred Stock dividend transactions for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

December 31, 2015

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.17	$374.8
February 15, 2015	February 27, 2015	$0.17	374.8
March 15, 2015	March 27, 2015	$0.17	374.8
April 15, 2015	April 27, 2015	$0.17	374.8
May 15, 2015	May 27, 2015	$0.17	374.8
June 15, 2015	June 29, 2015	$0.17	374.8
July 15, 2015	July 27, 2015	$0.17	374.8
August 15, 2015	August 27, 2015	$0.17	374.8
September 15, 2015	September 28, 2015	$0.17	374.8
October 15, 2015	October 27, 2015	$0.17	374.8
November 15, 2015	November 27, 2015	$0.17	374.8
December 15, 2015	December 28, 2015	$0.17	374.8
Total dividends paid			$4,497.6

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

The following tables present our Series B Preferred Stock dividend transactions for the years ended December 31, 2015 , December 31, 2014 and December 31, 2013.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2015

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.16	$927.0
February 15, 2015	February 27, 2015	$0.16	927.0
March 15, 2015	March 27, 2015	$0.16	927.0
April 15, 2015	April 27, 2015	$0.16	927.0
May 15, 2015	May 27, 2015	$0.16	927.0
June 15, 2015	June 29, 2015	$0.16	927.0
July 15, 2015	July 27, 2015	$0.16	927.0
August 15, 2015	August 27, 2015	$0.16	927.0
September 15, 2015	September 28, 2015	$0.16	927.0
October 15, 2015	October 27, 2015	$0.16	927.0
November 15, 2015	November 27, 2015	$0.16	927.0
December 15, 2015	December 28, 2015	$0.16	927.0
Total dividends paid			$11,124.0

December 31, 2014

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2014	January 27, 2014	$0.16	$926.9
February 15, 2014	February 27, 2014	$0.16	$926.9
March 15, 2014	March 27, 2014	$0.16	$926.9
April 15, 2014	April 28, 2014	$0.16	$926.9
May 15, 2014	May 27, 2014	$0.16	$926.9
June 15, 2014	June 27, 2014	$0.16	$926.9
July 15, 2014	July 28, 2014	$0.16	$926.9
August 15, 2014	August 27, 2014	$0.16	$926.9
September 15, 2014	September 29, 2014	$0.16	$926.9
October 15, 2014	October 27, 2014	$0.16	$926.9
November 15, 2014	November 28, 2014	$0.16	$926.9
December 15, 2014	December 29, 2014	$0.16	$926.9
Total dividends paid			$11,122.8

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2013

Record Date	Payment Date	Rate per Series B Preferred share	Aggregate amount paid to holders of record
March 15, 2013	March 27, 2013	$0.25	$1,391.0
April 15, 2013	April 29, 2013	$0.16	926.9
May 15, 2013	May 27, 2013	$0.16	926.9
June 14, 2013	June 27, 2013	$0.16	926.9
July 15, 2013	July 29, 2013	$0.16	926.9
August 15, 2013	August 27, 2013	$0.16	926.9
September 15, 2013	September 27, 2013	$0.16	926.9
October 15, 2013	October 28, 2013	$0.16	926.9
November 15, 2013	November 27, 2013	$0.16	926.9
December 15, 2013	December 27, 2013	$0.16	926.9
Total dividends paid			$9,733.1

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

December 31, 2015

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 26, 2015 through November 27, 2015	6	$23.21	$147

(1)	Weighted average price

December 31, 2014

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 27, 2014 through December 30, 2014	8	$32.96	$269

(1)	Weighted average price

December 31, 2013

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series A Preferred equity distribution agreements	January 2, 2013 to January 30, 2013	175	$25.51	$4,380
Common stock dividend reinvestment program	January 25, 2013 to December 27, 2013	8	$38.64	$—
Series B Preferred initial offering	February 20, 2013	5,650	$25.00	$136,553
Common stock follow-on public offering	February 20, 2013	8,125	$54.00	$438,582
(1)  Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Common Stock Repurchases

The following tables present our common stock repurchases for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

December 31, 2015

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 5, 2015 through December 31, 2015	7,510	$21.25	$159,600

(1)	Weighted average price

December 31, 2014

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 12, 2014 through December 31, 2014	600	$30.56	$18,362

(1)	Weighted average price

December 31, 2013

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	May 15, 2013 to May 17, 2013	424	$47.52	$20,259
Repurchased common shares	December 11, 2013 to December 31, 2013	1,672	$31.12	$52,435
(1)  Weighted average price

Note 12 -Net Loss per Common Share

The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Loss	$(31,205)	$(179,048)	$(187,044)
Less: Preferred dividends	(15,622)	(15,620)	(14,213)
Net loss related to common stockholders	$(46,827)	$(194,668)	$(201,257)

Weighted average common shares outstanding – basic	42,780	44,654	45,354
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—
Weighted average common shares outstanding – diluted	42,780	44,654	45,354

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 13 -Income Taxes

The following table reconciles our GAAP net income to estimated REIT taxable income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
GAAP net loss	$(31,205)	$(179,048)	$(187,044)
Book to tax differences:
Changes in interest rate contracts	177,565	439,312	(551,359)
(Gains) Losses on Security Sales	11,546	(54,082)	579,322
Other than temporary loss on Agency Securities	—	—	401,541
Amortization of deferred hedging costs	(13,731)	(1,174)	(2,030)
Net premium amortization differences	—	(5,609)	—
Other	17	21	18
Estimated taxable income	$144,192	$199,420	$240,448

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract.

Net capital losses realized in 2013, 2014 and 2015 totaling $(579,322), $(341,850) and $(5,175)will be available to offset future capital gains realized through 2018, 2019 and 2020, respectively.

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at December 31, 2015 by approximately $(223,217), or approximately $(6.09) per common share (based on the 36,682 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $182,764, $230,783 and $306,805 for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Our estimated REIT taxable income available to pay dividends was $144,192, $199,420 and $240,448 for the year ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 22.88% in 2015, 14.29% in 2014 and 19.39% in 2013.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 14 -Related Party Transactions

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

In accordance with the Management Agreement, we incurred $27,292, $27,857 and $28,141 in management fees for the year ended December 31, 2015, December 31, 2014 and December 31, 2013.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013 we reimbursed ACM $1,921 $2,204 and $1,550, respectively for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $623, $900 and $1,097 for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Note 15 -Interest Rate Risk

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

Note 16 -Subsequent Events

On January 27, 2016, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on January 15, 2016. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable February 26, 2016 to holders of record on February 15, 2016 and payable March 28, 2016 to holders of record on March 15, 2016.

On January 27, 2016, a cash dividend of $0.33 per outstanding common share, or $12,105 in the aggregate, was paid to holders of record on January 15, 2016. We have also declared cash dividends of $0.33 per outstanding common share payable February 26, 2016 to holders of record on February 15, 2016.

In January 2016, the Federal Housing Financing Authority issued a Final Rule revising its regulations governing FHLB bank membership. The Final Rule changes the definition of “insurance company” to exclude captives, thereby making them ineligible for membership. The Final Rule contains a transition provision to give captives admitted to membership on or after the date of the publication of the proposed rule, which includes SABRE, until February 2017 to terminate its membership in the FHLB Des Moines.

Under the Final Rule, SABRE is prohibited from taking new advances or renewing its existing $100,000 advance, which matures in December 2016. The Final Rule does not directly affect ARMOUR's MRA agreement or reported repurchase financing with another FHLB.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 17 -Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Interest income, net of premium amortization	$99,550	$91,702	$85,643	$88,405
Interest expense- repurchase agreements	(14,192)	(13,917)	(14,430)	(16,739)
Net Interest Income	$85,358	$77,785	$71,213	$71,666
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	6,544	(5,051)	69	(13,108)
Realized loss on derivatives (1)	8,099	(59,978)	(17,400)	(37,791)
Unrealized gain (loss) on derivatives	(216,338)	194,507	(266,074)	106,243
Expenses	(9,132)	(9,246)	(9,360)	(9,211)
Net Income (Loss)	$(125,469)	$198,017	$(221,552)	$117,799
Dividends declared on preferred stock	(3,905)	(3,905)	(3,905)	(3,907)
Net Income (Loss) available (related) to common stockholders	$(129,374)	$194,112	$(225,457)	$113,892
Net income (loss) available (related) per share to common stockholders – Basic	$(2.93)	$4.42	$(5.18)	$2.88
Net income (loss) available (related) per share to common stockholders – Diluted	$(2.93)	$4.41	$(5.18)	$2.87
Dividends declared per common share	$0.96	$0.96	$0.98	$0.99
Weighted average common shares outstanding – Basic	44,118	43,916	43,561	39,567
Weighted average common shares outstanding – Diluted	44,118	44,022	43,561	39,645
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

ARMOUR Residential REIT, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest income, net of premium amortization	$123,082	$113,892	$107,481	$106,472
Interest expense- repurchase agreements	(14,747)	(14,979)	(15,006)	(14,830)
Interest expense- U.S. Treasury Securities sold short	—	(4,263)	(160)	(1,128)
Net Interest Income	$108,335	$94,650	$92,315	$90,514
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	69,869	11,167	(12,390)	124
Gain (loss) on short sale of U.S. Treasury Securities	—	(15,781)	3,086	(1,993)
Realized loss on derivatives (1)	(11,739)	(34,498)	(34,655)	(37,824)
Unrealized gain (loss) on derivatives	(176,355)	(116,273)	14,708	(184,710)
Expenses	(9,888)	(9,455)	(8,972)	(9,283)
Net Income (Loss)	$(19,778)	$(70,190)	$54,092	$(143,172)
Dividends declared on preferred stock	(3,905)	(3,905)	(3,905)	(3,905)
Net Income (Loss) available (related) to common stockholders	$(23,683)	$(74,095)	$50,187	$(147,077)
Net income (loss) available (related) per share to common stockholders – Basic	$(0.56)	$(1.68)	$1.12	$(3.29)
Net income (loss) available (related) per share to common stockholders – Diluted	$(0.56)	$(1.68)	$1.12	$(3.29)
Dividends declared per common share	$1.20	$1.20	$1.20	$1.20
Weighted average common shares outstanding – Basic	44,687	44,639	44,650	44,642
Weighted average common shares outstanding – Diluted	44,687	44,639	44,795	44,642
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 18, 2016	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Duly Authorized Officer, Treasurer, Secretary and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of	February 18, 2016
Scott J. Ulm	Risk Management and Co-Vice Chairman (Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman	February 18, 2016
Jeffrey J. Zimmer	(Principal Executive Officer)

/s/ James R. Mountain	Chief Financial Officer, Treasurer and Secretary	February 18, 2016
James R. Mountain	(Principal Financial and Accounting Officer)

/s/ Daniel C. Staton	Chairman	February 17, 2016
Daniel C. Staton

/s/ Marc H. Bell	Director	February 17, 2016
Marc H. Bell

/s/ Thomas K. Guba	Director	February 17, 2016
Thomas K. Guba

/s/ Stewart J. Paperin	Director	February 17, 2016
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	February 17, 2016
John P. Hollihan, III

/s/ Robert C. Hain	Director	February 18, 2016
Robert C. Hain

/s/ Carolyn Downey	Director	February 18, 2016
Carolyn Downey