Form 10-Q
period 2016-03-31
Armour Residential REIT, Inc.
filed 2016-05-02
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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

The number of outstanding shares of the Registrant’s common stock as of April 29, 2016 was 36,692,694.

ARMOUR Residential REIT, Inc. and Subsidiaries
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2016	December 31, 2015
Assets
Cash	$243,294	$289,925
Cash collateral posted to counterparties	306,104	263,799
Agency Securities, available for sale, at fair value (including pledged securities of $10,208,822 at March 31, 2016 and $12,109,868 at December 31, 2015)	10,474,010	12,461,556
Non-Agency Securities, trading, at fair value (including pledged securities of $269,855 at March 31, 2016 and $0 at December 31, 2015)	285,696	—
Derivatives, at fair value	1,665	999
Principal payments receivable	—	37
Accrued interest receivable	28,883	34,500
Prepaid and other	4,382	4,461
Total Assets	$11,344,034	$13,055,277
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$9,923,859	$11,570,481
Payable for unsettled purchases	14,955	—
Derivatives, at fair value	298,685	233,301
Accrued interest payable- repurchase agreements	6,255	7,724
Accounts payable and other accrued expenses	4,645	18,605
Total Liabilities	$10,248,399	$11,830,111

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 36,692 and 36,682 shares issued and outstanding at March 31, 2016 and December 31, 2015	37	37
Additional paid-in capital	2,559,582	2,559,361
Accumulated deficit	(1,586,711)	(1,266,938)
Accumulated other comprehensive income (loss)	122,719	(67,302)
Total Stockholders’ Equity	$1,095,635	$1,225,166
Total Liabilities and Stockholders’ Equity	$11,344,034	$13,055,277

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended
	March 31, 2016	March 31, 2015
Interest Income:
Agency Securities, net of amortization of premium	$78,133	$99,550
Non-Agency Securities, including discount accretion	327	—
Total Interest Income	$78,460	$99,550
Interest expense- repurchase agreements	(19,148)	(14,192)
Net Interest Income	$59,312	$85,358
Other Income (Loss):
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income)	1,891	6,544
Gain on Non-Agency Securities	4,122	—
Subtotal	$6,013	$6,544
Realized gain (loss) on derivatives (1)	(246,105)	8,099
Unrealized loss on derivatives	(89,058)	(216,338)
Subtotal	$(335,163)	$(208,239)
Total Other Loss	$(329,150)	$(201,695)
Expenses:
Management fee	6,508	6,877
Professional fees	2,173	793
Insurance	171	170
Compensation	518	613
Other	267	679
Total Expenses	$9,637	$9,132
Net Loss	$(279,475)	$(125,469)
Dividends declared on preferred stock	(3,905)	(3,905)
Net Loss related to common stockholders	$(283,380)	$(129,374)
Net loss per share related to common stockholders (Note 13):
Basic	$(7.73)	$(2.96)
Diluted	$(7.73)	$(2.96)
Dividends declared per common share	$0.99	$0.96
Weighted average common shares outstanding:
Basic	36,683	44,118
Diluted	36,683	44,118
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 9 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended
	March 31, 2016	March 31, 2015
Net Loss	$(279,475)	$(125,469)
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(1,891)	(6,544)
Net unrealized gain on available for sale Agency Securities	191,912	89,731
Other comprehensive income	$190,021	$83,187
Comprehensive Loss	$(89,454)	$(42,282)

See notes to the condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,682	$37	$2,369,642	$2,559,361	$(1,266,938)	$(67,302)	$1,225,166
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(2,781)	—	(2,781)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(36,393)	—	(36,393)
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	10	—	221	221	—	—	221
Net loss	—	—	—	—	—	—	—	—	—	—	(279,475)	—	(279,475)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	190,021	190,021
Balance, March 31, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,692	$37	$2,369,863	$2,559,582	$(1,586,711)	$122,719	$1,095,635

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Quarter Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net loss	$(279,475)	$(125,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	21,395	26,983
Accretion of net discount on Non-Agency Securities	181	—
Realized gain on sale of Agency Securities	(1,891)	(6,544)
Gain on Non-Agency Securities	(4,122)	—
Stock based compensation	221	255
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	5,617	240
Increase in prepaid and other assets	79	40
Decrease in derivatives, at fair value	64,718	194,956
Decrease in accrued interest payable- repurchase agreements	(1,469)	(1,514)
Decrease in accounts payable and other accrued expenses	(13,960)	(15,849)
Net cash provided by (used in) operating activities	$(208,706)	$73,098
Cash Flows From Investing Activities:
Purchases of Agency Securities	—	(1,982,478)
Purchases of Non-Agency Securities	(266,800)	—
Principal repayments of Agency Securities	368,885	481,387
Proceeds from sales of Agency Securities	1,789,215	1,626,904
Increase in cash collateral	(42,305)	(193,343)
Net cash provided by (used in) investing activities	$1,848,995	$(67,530)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	—	43
Proceeds from repurchase agreements	40,339,908	20,966,843
Principal repayments on repurchase agreements	(41,986,530)	(20,943,994)
Series A Preferred stock dividends paid	(1,124)	(1,124)
Series B Preferred stock dividends paid	(2,781)	(2,781)
Common stock dividends paid	(36,393)	(42,486)
Common stock repurchased	—	(2,804)
Net cash used in financing activities	$(1,686,920)	$(26,303)
Net decrease in cash	(46,631)	(20,735)
Cash - beginning of period	289,925	494,561
Cash - end of period	$243,294	$473,826
Supplemental Disclosure:
Cash paid during the period for interest	$67,668	$93,160
Non-Cash Investing and Financing Activities:
Payable for unsettled purchases	$14,955	$—
Net unrealized gain on available for sale Agency Securities	$191,912	$89,731

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 1 -Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective July 31, 2015. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of MBS (as defined below), including an assessment of whether other-than-temporary impairment (“OTTI”) exists, and derivative instruments.

Note 2 -Organization and Nature of Business Operations

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. In February 2016, the Company formed JMI Acquisition Corporation (“Acquisition”), a Maryland corporation and wholly-owned subsidiary of ours. Acquisition was formed for the purpose of acquiring all of the shares of common stock of JAVELIN Mortgage Investment Corp. (“JAVELIN”). See Note 17 -Subsequent Events for more information about the relationship between ARMOUR, JAVELIN and Acquisition.

We are an externally managed Maryland corporation incorporated in 2008, managed by ACM, an investment advisor registered with the SEC (see Note 10 -Commitments and Contingencies and Note 15 -Related Party Transactions for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. At March 31, 2016 and December 31, 2015, investments in Agency Securities accounted for 97.3% and 100.0% of our MBS portfolio, respectively. During the quarter ended March 31, 2016, we began to invest in Non-Agency Securities. At March 31, 2016, investments in Non-Agency Securities accounted for 2.7% of our MBS portfolio.

Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities and Non-Agency Securities.

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended (“the Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

ARMOUR Residential REIT, Inc. and Subsidiaries
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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral for our interest rate swap contracts (including swaptions and basis swap contracts), Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis (“TBA Agency Securities”).
MBS, at Fair Value

We generally intend to hold most of our MBS for extended periods of time. We may, from time to time, sell any of our MBS as part of the overall management of our MBS portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Purchases and sales of our MBS are recorded on the trade date.

Agency Securities, Available For Sale

At March 31, 2016 and December 31, 2015, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

Non-Agency Securities, Trading

During the quarter ended March 31, 2016, we began to invest in Non-Agency Securities. At March 31, 2016, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in other income (loss) as a component of the consolidated statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Receivables and Payables for Unsettled Sales and Purchases

We account for purchases and sales of securities on the trade date, including purchases and sales for forward settlement. Receivables and payables for unsettled trades represent the agreed trade price multiplied by the outstanding balance of the securities at the balance sheet date.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on MBS. Accrued interest payable includes interest payable on our repurchase agreements and may, at certain times, contain interest payable on U.S. Treasury Securities sold short.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Repurchase Agreements

We finance the acquisition of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate (“LIBOR”). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2016 and December 31, 2015.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at March 31, 2016 and December 31, 2015.

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

We may also purchase and sell TBA Agency Securities as a means of investing in and financing Agency Securities (thereby increasing our “at risk” leverage) or as a means of disposing of or reducing our exposure to Agency Securities (thereby reducing our “at risk” leverage). Pursuant to TBA Agency Securities, we agree to purchase or sell, for future delivery, Agency Securities with certain principal and interest terms and certain types of collateral, but the particular Agency Securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA Agency Security for a later settlement date. This transaction is commonly referred to as a “dollar roll.” When it is reasonably possible that we will pair off a TBA Agency Security, we account for that contract as a derivative. We did not have any TBA Agency Securities outstanding at March 31, 2016 and December 31, 2015.

ARMOUR Residential REIT, Inc. and Subsidiaries
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

Interest income on Non-Agency Securities is recognized using the effective yield method over the life of the securities based on the future cash flows expected to be received. Future cash flow projections and related effective yields are determined for each security and updated quarterly. Other than temporary impairments, which establish a new cost basis in the security for purposes of calculating effective yields, are recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Reclassification

All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect the Reverse Stock Split, which was effective July 31, 2015. No other reclassifications have been made to previously reported amounts.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 4 -Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board issued ASU 2015-16, Business Combinations Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). The amendment simplifies the accounting for measurement-period adjustments. An acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires acquirers to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. The amendment is effective for fiscal years beginning after December 15, 2015 and has not had a significant impact on the consolidated financial statements for the quarter.

In February 2016 the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet recognizing a right-of-use lease asset and a liability to make lease payments. The standard will be effective for annual periods beginning after December 15, 2018. The Company is in the process of assessing the impact of this standard but does not expect it to have a significant impact on the consolidated financial statements.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2016 and December 31, 2015,

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. During the quarter ended March 31, 2016, we began to invest in Non-Agency Securities. At March 31, 2016 all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
Assets at Fair Value:
Agency Securities, available for sale	$—	$10,474,010	$—	$10,474,010
Non-Agency Securities, trading	$—	$—	$285,696	$285,696
Derivatives	$—	$1,665	$—	$1,665
Liabilities at Fair Value:
Derivatives	$—	$298,685	$—	$298,685

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the quarter ended March 31, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at March 31, 2016 and December 31, 2015.

March 31, 2016			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$243,294	$243,294	$243,294	$—	$—
Cash collateral posted to counterparties	$306,104	$306,104	$—	$306,104	$—
Accrued interest receivable	$28,883	$28,883	$—	$28,883	$—
Financial Liabilities:
Repurchase agreements	$9,923,859	$9,923,859	$—	$9,923,859	$—
Payable for unsettled purchases	$14,955	$14,955	$—	$14,955	$—
Accrued interest payable- repurchase agreements	$6,255	$6,255	$—	$6,255	$—

December 31, 2015			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$289,925	$289,925	$289,925	$—	$—
Cash collateral posted to counterparties	$263,799	$263,799	$—	$263,799	$—
Principal payments receivable	$37	$37	$—	$37	$—
Accrued interest receivable	$34,500	$34,500	$—	$34,500	$—
Financial Liabilities:
Repurchase agreements	$11,570,481	$11,570,481	$—	$11,570,481	$—
Accrued interest payable- repurchase agreements	$7,724	$7,724	$—	$7,724	$—

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at March 31, 2016. We did not have Level 3 assets at December 31, 2015.

For the Quarter Ended
Non-Agency Securities	March 31, 2016
Balance, beginning of period	$—
Purchases of Non-Agency Securities, at cost	281,755
Gain on Non-Agency Securities	4,122
Discount accretion	(181)
Balance, end of period	$285,696
Gain on Non-Agency Securities	$4,122

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at March 31, 2016. We did not have Level 3 assets at December 31, 2015.

March 31, 2016

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	0.00%	0.00%
Loss severity (life)	0.00%	62.99%	100.00%
Discount rate	4.96%	5.62%	6.35%
Delinquency (life)	0.00%	0.87%	2.60%
Voluntary prepayments (life)	9.11%	14.73%	24.05%

The table above include the effects of the structural elements of our Non-Agency Securities, such as subordination and over collateralization or insurance. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of cumulative default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates for the life of the security. However, given the interrelationship between loss estimates and the discount rate, overall Non-Agency Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At March 31, 2016 and December 31, 2015, investments in Agency Securities accounted for 97.3% and 100.0% of our MBS portfolio.

We evaluated our Agency Securities with unrealized losses at March 31, 2016, March 31, 2015 and December 31, 2015, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters ended March 31, 2016 and March 31, 2015 and for the year ended December 31, 2015, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

At March 31, 2016, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at March 31, 2016 are also presented below. Our Agency Securities had a weighted average coupon of 3.51% at March 31, 2016.

March 31, 2016	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$43,992	$(103)	$372	$44,261	0.42%
Multi-Family MBS	1,501,472	—	57,340	1,558,812	14.88
10 Year Fixed	171,556	(164)	1,539	172,931	1.65
15 Year Fixed	3,478,018	(134)	40,669	3,518,553	33.59
20 Year Fixed	2,340,415	(3,460)	13,266	2,350,221	22.44
25 Year Fixed	17,798	(10)	28	17,816	0.17
30 Year Fixed	1,217,468	(45)	10,121	1,227,544	11.73
Total Fannie Mae	$8,770,719	$(3,916)	$123,335	$8,890,138	84.88%

Freddie Mac
10 Year Fixed	81,795	(60)	1,538	83,273	0.80
15 Year Fixed	87,086	(1)	1,254	88,339	0.84
20 Year Fixed	1,357,383	(5,398)	6,631	1,358,616	12.97
Total Freddie Mac	$1,526,264	$(5,459)	$9,423	$1,530,228	14.61%

Ginnie Mae
ARMs & Hybrids	54,000	(729)	43	53,314	0.51
10 Year Fixed	308	—	22	330	0.00
Total Ginnie Mae	$54,308	$(729)	$65	$53,644	0.51%
Total Agency Securities	$10,351,291	$(10,104)	$132,823	$10,474,010	100.00%

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

At December 31, 2015, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2015 are also presented below. Our Agency Securities had a weighted average coupon of 3.47% at December 31, 2015.

December 31, 2015	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs&Hybrids	$46,512	$(210)	$486	$46,788	0.38%
Multi-Family MBS	2,182,156	(30,879)	7,312	2,158,589	17.32
10 Year Fixed	91,752	(362)	605	91,995	0.74
15 Year Fixed	4,302,585	(10,462)	5,498	4,297,621	34.49
20 Year Fixed	2,692,310	(25,429)	5,289	2,672,170	21.44
25 Year Fixed	18,488	(128)	—	18,360	0.15
30 Year Fixed	1,447,835	(6,645)	492	1,441,682	11.56
Total Fannie Mae	$10,781,638	$(74,115)	$19,682	$10,727,205	86.08%

Freddie Mac
ARMs&Hybrids	12,738	(46)	197	12,889	0.10
10 Year Fixed	37,657	(92)	652	38,217	0.31
15 Year Fixed	192,982	(995)	310	192,297	1.54
20 Year Fixed	1,443,652	(16,380)	4,006	1,431,278	11.49
Total Freddie Mac	$1,687,029	$(17,513)	$5,165	$1,674,681	13.44%

Ginnie Mae
ARMs&Hybrids	59,877	(610)	69	59,336	0.48
15 Year Fixed	314	—	20	334	0.00
Total Ginnie Mae	$60,191	$(610)	$89	$59,670	0.48%
Total Agency Securities	$12,528,858	$(92,238)	$24,936	$12,461,556	100.00%

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At March 31, 2016 and December 31, 2015, we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$16	$16	$19	$19
Greater than or equal to one year and less than three years	67,434	67,080	30,189	30,375
Greater than or equal to three years and less than five years	7,452,538	7,396,947	6,037,851	6,039,218
Greater than or equal to five years	2,954,022	2,887,248	6,393,497	6,459,246
Total Agency Securities	$10,474,010	$10,351,291	$12,461,556	$12,528,858

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at March 31, 2016 and December 31, 2015 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016	$575,246	$(1,068)	$1,537,449	$(9,036)	$2,112,695	$(10,104)
December 31, 2015	$7,105,363	$(58,799)	$1,861,211	$(33,439)	$8,966,574	$(92,238)

During the quarters ended March 31, 2016 and March 31, 2015, we sold $1,789,215 and $1,372,538 of Agency Securities, which resulted in realized gains of $1,891 and $6,544, respectively. Sales of Agency Securities are done to reposition our MBS portfolio and to reach our target level of liquidity.

Note 7 -Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the condensed consolidated statements of operations in the period in which they occur. During the quarter ended March 31, 2016, we began to invest in Non-Agency Securities. At March 31, 2016, investments in Non-Agency Securities accounted for 2.7% of our MBS portfolio.

The components of the carrying value of our Non-Agency Securities at March 31, 2016 are presented in the table below.

	Non-Agency Securities
March 31, 2016	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit risk transfer	$285,696	$281,550	$291,718	5.11%
Total Non-Agency Securities	$285,696	$281,550	$291,718

Included in the table above are unsettled purchases with an aggregate cost of $14,936 and estimated fair value of $14,955 at March 31, 2016.

The following table summarizes the weighted average lives of our Non-Agency Securities at March 31, 2016

	March 31, 2016
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost
Less than one year	$—	$—
Greater than or equal to one year and less than three years	12,909	12,745
Greater than or equal to three years and less than five years	56,427	55,399
Greater than or equal to five years	216,360	213,406
Total Non-Agency Securities	$285,696	$281,550

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

borrower incentives. The weighted average lives of our Non-Agency Securities at March 31, 2016 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016	$103,211	$(430)	$—	$—	$103,211	$(430)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at March 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 8 -Repurchase Agreements

At March 31, 2016, we had MRAs with 37 counterparties and had $9,923,859 in outstanding borrowings with 26 of those counterparties. At December 31, 2015, we had MRAs with 38 counterparties and had $11,570,481 in outstanding borrowings with 26 of those counterparties.

The following table represents the contractual repricing regarding our repurchase agreements to finance our MBS purchases at March 31, 2016 and December 31, 2015. No amounts below are subject to offsetting.

March 31, 2016	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$9,722,888	0.69%	32	4.80%
Non-Agency Securities	200,971	2.15%	31	24.83%
Total or Weighted Average	$9,923,859	0.72%	32	5.21%
(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

December 31, 2015	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$11,570,481	0.57%	38	4.79%
Total or Weighted Average	$11,570,481	0.57%	38	4.79%
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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

	March 31, 2016		December 31, 2015
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$7,366,962	0.71%	$8,089,403	0.55%
31 days to 60 days	1,794,880	0.70%	2,487,174	0.57%
61 days to 90 days	112,017	1.01%	343,904	0.71%
Greater than 90 days	650,000	0.81%	650,000	0.67%
Total or Weighted Average	$9,923,859	0.72%	$11,570,481	0.57%

At March 31, 2016, 5 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings and 1 counterparty that individually accounted for 10.5% of our aggregate borrowings. In total, these counterparties accounted for approximately 43.5% of our repurchase agreement borrowings outstanding at March 31, 2016. At December 31, 2015, we had 8 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 53.48% of our repurchase agreement borrowings at December 31, 2015. At March 31, 2016 and December 31, 2015, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

Note 9 -Derivatives

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

We did not have any TBA Agency Securities outstanding at March 31, 2016 and December 31, 2015.

The following tables present information about our derivatives at March 31, 2016 and December 31, 2015.

March 31, 2016

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	19	0.80%	$650,000	$—	$(2,532)
Interest rate swap contracts	25-36 Months	25	1.29%	400,000	—	(5,666)
Interest rate swap contracts	37-48 Months	44	1.47%	2,350,000	—	(71,913)
Interest rate swap contracts	61-72 Months	70	2.04%	275,000	—	(18,190)
Interest rate swap contracts	73-84 Months	80	2.10%	1,900,000	—	(101,528)
Interest rate swap contracts	109-120 Months	119	2.27%	750,000	—	(70,939)
Interest rate swap contracts	121-132 Months	123	2.50%	250,000	—	(27,917)
Basis swap contracts (2)	0-60 Months	19	0.22%	2,000,000	1,665	—
Total or Weighted Average				$8,575,000	$1,665	$(298,685)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Weighted average rate is the spread over the pay index.

(3)	Notional amount includes $1,175,000 of forward starting interest rate swap contracts which become effective within 3 months.

December 31, 2015

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	19	0.63%	350,000	265	(87)
Interest rate swap contracts	25-36 Months	27	1.16%	700,000	192	(1,633)
Interest rate swap contracts	37-48 Months	47	1.46%	2,000,000	—	(18,120)
Interest rate swap contracts	49-60 Months	49	1.53%	350,000	—	(3,085)
Interest rate swap contracts	73-84 Months	75	2.05%	1,025,000	—	(26,047)
Interest rate swap contracts	85-96 Months	86	2.11%	1,375,000	—	(23,543)
Interest rate swap contracts	109-120 Months	108	2.66%	1,000,000	—	(92,927)
Interest rate swap contracts	121-132 Months	123	2.30%	2,000,000	—	(67,858)
Basis swap contracts (2)	0-60 Months	22	0.22%	2,000,000	542	(1)
Total or Weighted Average				$10,800,000	$999	$(233,301)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about interest rate swap contracts and basis swap contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at March 31, 2016.

March 31, 2016		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$—	$(298,685)	$304,396	$5,711
Basis swap contracts	1,665	—	—	1,665
Totals	$1,665	$(298,685)	$304,396	$7,376

March 31, 2016		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(298,685)	$298,685	$—	$—
Totals	$(298,685)	$298,685	$—	$—

The following tables present information about interest rate swap contracts and Futures Contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at December 31, 2015.

December 31, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$457	$(233,301)	$241,604	$8,760
Basis swap contracts	542	—	—	542
Totals	$999	$(233,301)	$241,604	$9,302

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

December 31, 2015		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(233,301)	$233,301	$—	$—
Totals	$(233,301)	$233,301	$—	$—

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters ended March 31, 2016 and March 31, 2015.

		Income (Loss) Recognized
		For the Quarter Ended
Derivatives	Location on condensed consolidated statements of operations	March 31, 2016	March 31, 2015
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$(226,754)	$48,931
Interest income	Realized loss on derivatives	7,449	4,178
Interest expense	Realized loss on derivatives	(26,991)	(44,919)
Changes in fair value	Unrealized gain (loss) on derivatives	(89,989)	(216,426)
		$(336,285)	$(208,236)
Futures Contracts:
Realized loss	Realized loss on derivatives	—	(91)
Changes in fair value	Unrealized gain (loss) on derivatives	—	88
		$—	$(3)
Basis swap contracts:
Interest income	Realized loss on derivatives	472	—
Interest expense	Realized loss on derivatives	(281)	—
Changes in fair value	Unrealized gain (loss) on derivatives	931	—
		$1,122	$—
Totals		$(335,163)	$(208,239)

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 10 -Commitments and Contingencies

Management Agreement with ACM

We are externally managed by ACM pursuant to a management agreement (the “Management Agreement”) see also Note 15, “Related Party Transactions”. The Management Agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At March 31, 2016 and March 31, 2015, the effective management fee was 1.05%, and 1.03% based on gross equity raised of $2,469,368 and $2,663,917, respectively. The ACM monthly management fee is not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fee may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR other than the various overhead expenses specified in the terms of the Management Agreement. ACM is further entitled to receive a termination fee from us under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2016 and December 31, 2015.

Nine putative class action lawsuits have been filed in connection with the Tender Offer and Merger for JAVELIN (see Note 17 -Subsequent Events for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and Acquisition as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel.

Each of ARMOUR, JAVELIN, ACM and the Individual Defendants believes that the claims made in these lawsuits are without merit and intends to defend such claims vigorously; however, there can be no assurance that any of ARMOUR, JAVELIN, ACM or the Individual Defendants will prevail in its defense of any of these lawsuits to which it is a party. An unfavorable resolution of any such litigation surrounding the Transactions may result in monetary damages being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN and the cost of defending the litigation, even if resolved favorably, could be substantial. Due to the preliminary nature of all nine suits, ARMOUR is not able at this time to estimate their outcome.

Note 11 -Stock Based Compensation

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

ARMOUR Residential REIT, Inc. and Subsidiaries
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

Transactions related to awards for the quarter ended March 31, 2016 are summarized below:

	March 31, 2016
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	78	$48.85
Vested	(12)	$56.33
Unvested RSU Awards Outstanding end of period	66	$47.76

At March 31, 2016, there was approximately $1,433 of unvested stock based compensation related to the Awards (based on the March 31, 2016 stock price of $21.53 per share), that we expect to recognize as an expense over the remaining average service period of 0.6 years. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 12 -Stockholders' Equity

Preferred Stock

At March 31, 2016 and December 31, 2015, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At March 31, 2016, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At March 31, 2016 and December 31, 2015, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at March 31, 2016. At March 31, 2016 and December 31, 2015, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At March 31, 2016 and December 31, 2015, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 560 at March 31, 2016. At March 31, 2016 and December 31, 2015, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends.

ARMOUR Residential REIT, Inc. and Subsidiaries
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

At March 31, 2016 and December 31, 2015, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 36,692 shares of common stock issued and outstanding at March 31, 2016 and 36,682 shares of common stock issued and outstanding at December 31, 2015.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the “Repurchase Program”) to 50,000 shares of our common stock outstanding (on a pre-reverse stock split basis). On July 28, 2015, our Board of Directors increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. At March 31, 2016, there were 1,874 authorized shares remaining under the Repurchase Program. During the quarter ended March 31, 2016, we did not repurchase any common shares under the Repurchase Program.

Dividends

The following tables present our common stock dividend transactions for the quarter ended March 31, 2016.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.33	$12,131.0
February 13, 2016	February 27, 2016	$0.33	12,131.0
March 13, 2016	March 27, 2016	$0.33	12,131.0
Total dividends paid			$36,393.0

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables present our Series A Preferred Stock dividend transactions for the quarter ended March 31, 2016.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.17	$374.8
February 15, 2016	February 26, 2016	$0.17	374.8
March 15, 2016	March 28, 2016	$0.17	374.8
Total dividends paid			$1,124.4

The following tables present our Series B Preferred Stock dividend transactions for the quarter ended March 31, 2016.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.16	$927.0
February 15, 2016	February 26, 2016	$0.16	927.0
March 15, 2016	March 28, 2016	$0.16	927.0
Total dividends paid			$2,781.0

Note 13 -Net Loss per Common Share

The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters ended March 31, 2016, and March 31, 2015.

	For the Quarter Ended
	March 31, 2016	March 31, 2015
Net Loss	$(279,475)	$(125,469)
Less: Preferred dividends	(3,905)	(3,905)
Net loss related to common stockholders	$(283,380)	$(129,374)

Weighted average common shares outstanding – basic	36,683	44,118
Add: Effect of dilutive non-vested awards, assumed vested	—	—
Weighted average common shares outstanding – diluted	36,683	44,118

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 14 -Income Taxes

The following table reconciles our GAAP net income to estimated REIT taxable income for the quarters ended March 31, 2016, March 31, 2015.

	For the Quarter Ended
	March 31, 2016	March 31, 2015
GAAP net loss	$(279,475)	$(125,469)
Book to tax differences:
Net book to tax differences on Non-Agency Securities	(4,125)	—
Changes in interest rate contracts	315,811	167,407
Gains on Security Sales	(1,891)	(6,544)
Amortization of deferred hedging costs	(9,232)	(1,877)
Other	3	4
Estimated REIT taxable income	$21,091	$33,521

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract.

Net capital losses realized in 2013, 2014 and 2015 totaling $(579,322), $(341,850) and $(5,175) will be available to offset future capital gains realized through 2018, 2019 and 2020, respectively.

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2016 by approximately $333,763, or approximately $9.10 per common share (based on the 36,692 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $40,298 and $46,391 for the quarters ended March 31, 2016 and March 31, 2015, respectively. Our estimated REIT taxable income available to pay dividends was $21,091 and $33,521 for the quarters ended March 31, 2016 and March 31, 2015, respectively. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 -Related Party Transactions

We are externally managed by ACM pursuant to the Management Agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The Management Agreement runs through June 18, 2022 and is thereafter automatically renewed for successive five-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
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

In accordance with the Management Agreement, we incurred $6,508 and $6,877 in management fees for the quarters ended March 31, 2016 and March 31, 2015, respectively.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the Management Agreement. For the quarters ended March 31, 2016 and March 31, 2015, we reimbursed ACM $467 and $382, respectively for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. No new awards have been granted since 2013. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $118 and $179 for the quarters ended March 31, 2016 and March 31, 2015.

Note 16 -Interest Rate Risk

Our primary market risk is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned and the interest expense incurred in connection with the liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of MBS and our ability to realize gains from the sale of these assets. A decline in the value of the MBS pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

Note 17 -Subsequent Events

Acquisition of JAVELIN Mortgage Investment Corp.

On April 6, 2016 we completed our acquisition of all of the outstanding common stock of JAVELIN pursuant the Transactions, for cash consideration of $85.2 million. Subsequently JAVELIN became a wholly-owned subsidiary of ARMOUR. The acquisition expands and diversifies our investment portfolio. JAVELIN's complementary assets provide us with investment opportunities in Non-Agency MBS.

We recognized JAVELIN’s assets and liabilities (including JAVELIN’s liability under JAVELIN’s management agreement with ACM) at their fair values on the date of the Merger. None of the bargain purchase price is expected to be included in income for income tax purposes.

The following table summarizes the consideration paid for JAVELIN and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date. The following amounts are preliminary and subject to change (amounts in millions):

Consideration:
Cash	$85.2
Fair value of consideration transferred	$85.2
Acquisition related costs (included in professional fees for the quarter ended March 31, 2016)	$1.5
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash collateral	$36.6
Agency Securities	440.7
Non-Agency Securities	223.2
Accrued interest receivable	1.4
Prepaid and other assets	5.4
Repurchase agreements	(589.6)
Derivatives	(17.5)
Accrued interest payable	(0.9)
Accounts payable and other accrued expenses	(7.6)
Total identifiable net assets	$91.7
Goodwill/(Bargain purchase price)	(6.5)
Total	$85.2
Included in accounts payable and other accrued expenses is a liability of $3.4 million which has been recognized as the fair value of the Second Amended and Restated Management Agreement between JAVELIN and ACM.

We expect to recognize a gain of $6.5 million as a result of the Transactions which will be included in other income in our condensed consolidated income statement for the period ending June 30, 2016.

Dividends

On April 27, 2016, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on April 15, 2016. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable May 27, 2016 to holders of record on May 15, 2016 and payable June 27, 2016 to holders of record on June 15, 2016.

On April 27, 2016, a cash dividend of $0.27 per outstanding common share, or $9,907 in the aggregate, was paid to holders of record on April 15, 2016. We have also declared cash dividends of $0.22 per outstanding common share payable May 27, 2016 to holders of record on May 16, 2016 and payable June 29, 2016 to holders of record on June 15, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. In February 2016, the Company formed JMI Acquisition Corporation (“Acquisition”), a Maryland corporation and wholly-owned subsidiary of ours which merged with and into JAVELIN Mortgage Investment Corp. (“JAVELIN”) on April 6, 2016. Acquisition was formed for the purpose of acquiring all of the shares of common stock of JAVELIN . See below for more information about the relationship between ARMOUR, JAVELIN and Acquisition. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our Reverse Stock Split, which was effective July 31, 2015.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac or Ginnie Mae (collectively, Agency Securities). Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance.

At March 31, 2016 and December 31, 2015, investments in Agency Securities accounted for 97.3% and 100% of our MBS portfolio, respectively. During the quarter ended March 31, 2016 we began to invest in Non-Agency Securities. At March 31, 2016, investments in Non-Agency Securities accounted for 2.7% of our MBS portfolio. Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities and Non-Agency Securities.

We are externally managed by ACM, pursuant to the Management Agreement, which was most recently amended on February 23, 2015. ACM is an investment advisor registered with the SEC. ACM is also the external manager of JAVELIN. Certain of our executive officers also serve as the executive officers of JAVELIN.

We seek attractive long-term investment returns by investing our equity capital and borrowed funds in our targeted asset class of MBS. We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We identify and acquire MBS, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market. Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of qualifying as a REIT under the Code and avoiding regulation as an investment company under the 1940 Act.

We have elected to be taxed as a REIT under the Code. We will generally not be subject to federal income tax to the extent that we distribute our taxable income to our stockholders and as long as we satisfy the ongoing REIT requirements under the Code including meeting certain asset, income and stock ownership tests.

Recent Developments

Acquisition of JAVELIN Mortgage Investment Corp.

On March 1, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JAVELIN and Acquisition. Pursuant to the Merger Agreement, Acquisition commenced a tender offer (the “Tender Offer”) to purchase all of the outstanding common stock of JAVELIN for cash at a price of $7.18 (the “Tender Offer Price”), without interest and less any applicable withholding taxes. The Tender Offer was subject to the condition that greater than 50% of the total outstanding shares of common stock which were not owned immediately before the expiration of the Tender Offer by us, any of our subsidiaries, including Acquisition, or any of our officers or directors, or JAVELIN, would be validly tendered and not withdrawn (the “Minimum Condition”). Upon completion of the Tender Offer, Acquisition would be merged with and into JAVELIN (the “Merger”). Pursuant to the Merger Agreement, any remaining untendered shares of JAVELIN common stock were converted into the right to receive cash equal to the Tender Offer Price. On April 1, 2016, the Tender Offer expired with the Minimum Condition having been successfully met. On April 6, 2016, we completed the cash acquisition of JAVELIN for an aggregate of approximately $85.2 million in cash, in which the Merger was effected pursuant to Section 3-106.1 of the MGCL. The MGCL did not require that the Merger be approved by our stockholders. Upon consummation of the Merger, JAVELIN became a wholly-owned, qualified REIT subsidiary of ours and continues to be managed by ACM pursuant to the pre-existing management agreement between JAVELIN and ACM (the “JAVELIN Management Agreement”). We recognized JAVELIN’s assets and liabilities (including JAVELIN’s liability under the JAVELIN Management Agreement) at their fair values on the date of the Merger. JAVELIN continues to invest in a leveraged portfolio of Agency Securities, Non-Agency Securities and other mortgage-related investments. Our Co-CEOs and directors, Scott J. Ulm and Jeffrey J. Zimmer, our CFO, James R. Mountain, and our Chief Operating Officer, Mark Gruber served as the executive officers of JAVELIN prior to the Merger. Upon effectiveness of the Merger, Messrs. Ulm, Zimmer and Mountain began to serve as the only executive officers and directors of JAVELIN. Also, eight of our nine directors, which are Marc Bell, Thomas Guba, Robert Hain, John Hollihan, Stewart Paperin and Daniel Staton, and Messrs. Ulm and Zimmer, also served as the directors of JAVELIN prior to the Merger. As a result of the completion of the Merger, shares of JAVELIN common stock ceased trading on the NYSE before the open of market on April 7, 2016.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Non-Agency Securities, non-prime mortgage loans and unrated equity tranches of CMBS. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses. We are exposed to changing credit spreads, which could result in declines in the fair value of our investments. We believe ACM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our assets that are purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Prepayments on MBS and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic and geographic factors, policy decisions by regulators, as well as other factors beyond our control. To the extent we hold MBS acquired at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our MBS will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may decline. The recent climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our MBS portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our MBS portfolio. Also, since we have not elected to use cash flow hedge accounting, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our results of operations are likely to fluctuate far more than if we were to designate our derivative activities as cash flow hedges. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful. For these and other reasons more fully described under the section captioned “Derivative Instruments” below, no assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition.

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

Our Manager

See Note 10 and Note 15 to the condensed consolidated financial statements.

Market and Interest Rate Trends and the Effect on our MBS portfolio

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

Short-term Interest Rates and Funding Costs

On December 16, 2015, the Fed raised its target range for the Federal Funds Rate to between 0.25% and 0.50%. At the January 27, 2016 and the March 16, 2016 Fed meetings, the Fed announced their decision to hold the same target range. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our Agency Securities would cause our net income to decline.

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

Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. The difference between 30-day LIBOR and the Effective Federal Funds Rate can be quite volatile, with the spread alternately returning to more normal levels and then widening out again. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our MBS portfolio. If rates were to increase as a result, our net interest margin and the value of our MBS portfolio might suffer as a result.

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from March 31, 2014 to March 31, 2016.

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

Mortgage spreads can vary due to movements in MBS valuations, movements in long-term interest rates or a combination of both. During 2015, interest rate swap rates declined more than U.S. Treasury interest rates, causing the interest rate swap spread to be negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. The market conditions continued during the quarter ended March 31, 2016. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our MBS. As of March 31, 2016 and December 31, 2015, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2016	March 31, 2015	2016
Net Interest Income	$59,312	$85,358	(30.51)%
Total Other Loss	(329,150)	(201,695)	(63.19)%
Total Expenses	9,637	9,132	5.53%
Net Loss	$(279,475)	$(125,469)	(122.74)%
Dividends declared on preferred stock	$(3,905)	$(3,905)	—%
Net Loss related to common stockholders	$(283,380)	$(129,374)	(119.04)%
Net loss per share related to common stockholders, basic	$(7.73)	$(2.96)	(161.15)%
Net loss per share related to common stockholders, diluted	$(7.73)	$(2.96)	(161.15)%

Our net losses on derivatives in 2016 paired with the decrease in our MBS portfolio, which lead to a decline in net interest income, were the main factors for the change in net loss for the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015.

Net Interest Income (Loss)

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2016	March 31, 2015	2016
Agency Securities, net of amortization of premium	$78,133	$99,550	(21.51)%
Non-Agency Securities, including discount accretion	327	—	100.00%
Interest expense- repurchase agreements	(19,148)	(14,192)	(34.92)%
Net Interest Income	$59,312	$85,358	(30.51)%

Net interest income is a function of both our MBS portfolio size, asset yield and repurchase agreements expense and net interest rate spread.

2016 vs. 2015

•	Our average MBS portfolio decreased 16.7% from $14,634,391 at March 31, 2015 to $11,455,691 at March 31, 2016.

•	Our asset yields increased 0.01% and our interest expense on our repurchase agreements increased by 0.28% for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

•
Our net interest rate spread increased 0.17% from 1.20% at March 31, 2015 to 1.37% at March 31, 2016. The increase in the interest rate spread from 2015 to 2016, combined with the decrease in our MBS portfolio, resulted in decreased net interest income.

At March 31, 2016 and December 31, 2015, our Agency Securities in our MBS portfolio were carried at a net premium to par value with a weighted average amortized cost of 106.3% and 104.9%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio for the quarterly periods presented.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
Agency Securities:
March 31, 2016	2.73%	1.36%	1.37%	0.67%
September 30, 2015	2.56%	1.12%	1.44%	0.44%
June 30, 2015	2.60%	1.24%	1.36%	0.40%
March 31, 2015	2.72%	1.52%	1.20%	0.39%

Non-Agency Securities:
March 31, 2016	5.74%	2.26%	3.48%	2.26%

Total portfolio:
March 31, 2016	2.73%	1.36%	1.37%	0.68%
September 30, 2015	2.56%	1.12%	1.44%	0.44%
June 30, 2015	2.60%	1.24%	1.36%	0.40%
March 31, 2015	2.72%	1.52%	1.20%	0.39%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Other Income (Loss)

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2016	March 31, 2015	2016
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income)	$1,891	$6,544	(71.10)%
Gain on Non-Agency Securities	4,122	—	100.00%
Subtotal	$6,013	$6,544	(8.11)%
Realized gain (loss) on derivatives	(246,105)	8,099	(3,138.71)%
Unrealized loss on derivatives	(89,058)	(216,338)	58.83%
Subtotal	$(335,163)	$(208,239)	(60.95)%
Total Other Loss	$(329,150)	$(201,695)	(63.19)%

2016 vs. 2015

•
Gains on Agency Securities resulted from the sales of Agency Securities during the quarter ended March 31, 2016 of $1,789,215 compared to $1,372,538 during the quarter ended March 31, 2015. At March 31, 2016 and March 31, 2015, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters ended March 31, 2016 and March 31, 2015, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

•
During the quarter ended March 31, 2016, we began to invest in Non-Agency Securities. Gain on Non-Agency Securities resulted from purchases of $285,696, fair value of Non-Agency Securities during the quarter ended March 31, 2016.

•
Gains (losses) on Derivatives resulted from a combination of the following: We decreased our total interest rate swap contracts aggregate notional balance from $12,025,000 at March 31, 2015 to $6,575,000 at March 31, 2016, respectively. Our total Futures Contracts notional amount decreased from $10,000 at March 31, 2015 to $0 at March 31, 2016, respectively, due to the maturity of contracts. Our total basis swap contracts aggregate notional balance was $2,000,000 at March 31, 2016. We did not have basis swap contracts at March 31, 2015.

Expenses

	For the Quarter Ended		Change vs. Prior Year
	March 31, 2016	March 31, 2015	2016
Management fee	$6,508	$6,877	(5.37)%
Professional fees	2,173	793	174.02%
Insurance	171	170	0.59%
Compensation	518	613	(15.50)%
Other	267	679	(60.68)%
Total Expenses	$9,637	$9,132	5.53%

Management fees are determined based on gross equity raised. Therefore, our management fee increases when we raise capital and declines when we repurchase previously issued stock or pay dividends in excess of taxable income. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the Management Agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,469,368 at March 31, 2016, compared to $2,663,917 at March 31, 2015.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. The increase in professional fees for the quarter ended March 31, 2016, was due to the $1,525 of costs recognized in connection with the acquisition of JAVELIN.

Insurance includes premiums for both general business and directors and officers liability coverage.

Compensation includes both non-executive director compensation as well as the restricted stock awarded to our executive officers and other ACM employees through ACM. The decline in 2016 is primarily the result of lower stock based compensation due to a decline in our stock price and award vesting to our executive officers and other ACM employees. No new awards have been granted since 2013.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses.

Taxable Income

As a REIT we are generally not subject to taxation. See Note 14 to the condensed consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarters ended March 31, 2016 and March 31, 2015, other comprehensive income (loss) totaled $190,021, and $83,187, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale.

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

We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. TBA Agency Securities are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis as they can be used to establish and finance portfolio positions in Agency Securities. We did not have any TBA Agency Securities outstanding at March 31, 2016 and December 31, 2015.

The tables below summarize certain characteristics of our Agency Securities at March 31, 2016 and December 31, 2015.

March 31, 2016

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$93,632	$97,577	2.50%	11.29%	14	0.95%
Multi-Family MBS	1,466,048	1,558,812	3.19%	0.00%	99	14.88
10 Year Fixed	241,797	256,533	3.79%	9.10%	123	2.45
15 Year Fixed	3,404,404	3,606,892	3.36%	8.13%	155	34.54
20 Year Fixed	3,484,706	3,708,836	3.67%	10.09%	198	35.36
25 Year Fixed	16,327	17,816	4.50%	10.45%	286	0.17
30 Year Fixed	1,148,547	1,227,544	3.87%	6.09%	346	11.65
Total or Weighted Average	$9,855,461	$10,474,010	3.51%	7.43%	182	100.00%
(1) Weighted average for all prepayments during the quarter ended March 31, 2016, including prepayments related to Agency Securities purchased during the quarter.

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
(1) Weighted average for all prepayments during the year ended December 31, 2015, including prepayments related to Agency Securities purchased or sold during the year.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At March 31, 2016 and December 31, 2015, we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

Our net interest income is primarily a function of the difference between the yield on our assets and the financing cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our MBS portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our MBS portfolio and our hedging strategy.

At March 31, 2016 and December 31, 2015, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 14 months and 7 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate.

These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Non-Agency Securities

During the quarter ended March 31, 2016, we began to invest in Non-Agency Securities. We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

The tables below summarize certain characteristics of our Non-Agency Securities at March 31, 2016.

March 31, 2016

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Credit risk transfer	$291,718	$285,696	5.11%	123	100.00%
Total or Weighted Average	$291,718	$285,696			100.00%

During the quarter ended March 31, 2016, we began to invest in Non-Agency Securities. At March 31, 2016, investments in Non-Agency Securities accounted for 2.7% of our MBS portfolio.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At March 31, 2016, we had investment related payables of $14,955 with respect to unsettled purchases of Non-Agency Securities. At December 31, 2015, we did not have any investment related receivables or payables.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 26 of which had open repurchase agreements with us at March 31, 2016 and 26 of which had open repurchases agreements with us at December 31, 2015. We had outstanding balances under our repurchase agreements at March 31, 2016 and December 31, 2015 of $9,923,859 and $11,570,481, respectively, consistent with the decrease in our Agency Securities in our MBS portfolio.

Our repurchase agreements require excess collateral, known as a “hair cut.” At March 31, 2016, the average haircut percentage was 5.21% compared to 4.79% at December 31, 2015. No counterparty held collateral in excess of 5% of our total stockholders' equity at March 31, 2016 or at December 31, 2015.

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

Under the Final Rule, SABRE is prohibited from taking new advances or renewing its existing $100,000 advance, which matures in December 2016. JAVELIN's captive insurance company is subject to the same FHLB rules. See Recent Developments section above and Note 17 -Subsequent Events for more information about the relationship between ARMOUR and JAVELIN and the Tender Offer and Merger. The Final Rule does not directly affect ARMOUR's or JAVELIN's MRA agreements or related repurchase financing with another FHLB.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our non-adjustable rate mortgages. At March 31, 2016 and December 31, 2015, the notional value of our derivatives was 82.6% and 87.5%, respectively, of the fair market value of our non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At March 31, 2016 and December 31, 2015, we had derivatives with a net fair value of $(297,020) and (232,302), respectively. At March 31, 2016 and December 31, 2015, we had interest rate swap contracts with an aggregate notional balance of $6,575,000 and $8,800,000, respectively. At December 31, 2015, all of our Futures Contracts had expired. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations. Our basis swap contracts aggregate notional balance was $2,000,000 at March 31, 2016, remaining unchanged from December 31, 2015.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult.We recognized net losses of $(335,163) and $(208,239), respectively, for the quarters ended March 31, 2016 and March 31, 2015, respectively, related to our derivatives. For the quarters ended March 31, 2016 and March 31, 2015, the net unrealized gain of our Agency Securities increased by $191,912 and $89,731, respectively. The net unrealized gain on Agency Securities is due to market price fluctuations.

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

Contractual Obligations and Commitments

We had the following contractual obligations at March 31, 2016:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$9,923,859	$9,923,859	$—	$—	$—
Interest expense on repurchase agreements	10,814	10,814	—	—	—
Related Party Fees (1)	182,143	26,020	52,041	52,041	52,041
Board of Directors fees (2)	7,553	1,079	2,158	2,158	2,158
Total	$10,124,369	$9,961,772	$54,199	$54,199	$54,199
(1) Represents fees to be paid to ACM under the terms of the Management Agreement (Refer to Note 10 and Note 15 to the condensed consolidated financial statements).
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at March 31, 2016. We had interest rate swap contracts with an aggregate notional balance of $6,575,000, a weighted average swap rate of 1.73% and a weighted average term of 63 months at March 31, 2016. Our total Basis swaps notional amount at March 31, 2016 was $2,000,000, with a weighted average swap rate of 0.22% and weighted average term of 19 months.

Liquidity and Capital Resources

Cash provided by (used in) operating activities was $(208,706) and $73,098, respectively, for the quarters ended March 31, 2016 and March 31, 2015. The decline in cash related to operating activities is primarily related to the overall decline in the size of our MBS portfolio, which caused a decrease in interest income. The losses on our derivatives was also a factor. Our average MBS portfolio was $11,455,691 and $14,634,391, respectively, for the quarters ended March 31, 2016 and March 31, 2015, respectively.

At March 31, 2016, we financed our MBS portfolio with $9,923,859 of borrowings under repurchase agreements. Our leverage ratio at March 31, 2016, was 9.06 to 1. At March 31, 2016, our liquidity totaled $509,387, consisting of $243,294 of cash plus $266,093 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our condensed consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at March 31, 2016 and December 31, 2015.

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

During the quarter ended March 31, 2016, we purchased $281,755 of Non-Agency Securities using proceeds from repurchase agreements and principal repayments. During the quarter ended March 31, 2016, we received cash of $368,885 from prepayments and scheduled principal payments on our Agency Securities. We had a net cash increase from our repurchase agreements of $1,646,622 for the quarter ended March 31, 2016 and made cash interest payments of approximately $67,668 on our liabilities for the quarter ended March 31, 2016. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $42,305 of cash collateral posted to counterparties at March 31, 2016.

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

Repurchase Agreements

Declines in the value of our Agency MBS portfolio can trigger margin calls by our lenders under our repurchase agreements. An event of default or termination event under the standard MRA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately.

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

Repurchase Agreements

$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$0
in millions
December 2012
January 2013
February 2013
March 2013
April 2013
May 2013
June 2013
July 2013
August 2013
September 2013
October 2013
November 2013
December 2013
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014
July 2014
August 2014
September 2014
October 2014
November 2014
December 2014
January 2015
February 2015
March 2015
April 2015
May 2015
June 2015
July 2015
August 2015
September 2015
October 2015
November 2015
December 2015
January 2016
February 2016
March 2016
End of Month Balance

See Note 8 to the condensed consolidated financial statements for more information.

Effects of Margin Requirements, Leverage and Credit Spreads

Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which means that the lender will require us to pay the margin call in cash or pledge additional collateral to meet that margin call. Under our repurchase facilities, our lenders have full discretion to determine the value of the MBS we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly.

We experience margin calls in the ordinary course of our business and under certain conditions, such as during a period of declining market value for MBS and we may experience margin calls as frequently as daily. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase as a result of a yield curve shift or for another reason or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in MBS. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which would force us to involuntarily liquidate assets into unfavorable market conditions and harm our results of operations and financial condition.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2016 and December 31, 2015, our total borrowings were $9,923,859 and $11,570,481 (excluding accrued interest), respectively. At March 31, 2016 and December 31, 2015, we had a leverage ratio of approximately 9.06:1 and 9.44:1, respectively.

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

Stockholders’ Equity

See Note 12 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At March 31, 2016 and December 31, 2015, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at March 31, 2016 and December 31, 2015, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the condensed consolidated financial statements for our significant accounting policies.

Valuation of MBS and Derivatives

 We carry our MBS and derivatives at fair value. Our Agency Securities are classified as available for sale, and therefore unrealized changes in fair value are reflected directly in total stockholders' equity as accumulated other comprehensive income or loss. Our Non-Agency Securities are classified as trading securities, and therefore changes in fair value are reported in the condensed consolidated statements of operations as income or loss. We do not use hedge accounting for our derivatives for financial reporting purposes and therefore changes in fair value are reflected in net income as other gain or loss. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders’ equity will be lower. For example, rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

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

Fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models.

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

Gains and Losses on Non-Agency Securities

We carry our Non-Agency Securities at fair value and reflect changes in those fair values in net income as other gains and losses.

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

Subsequent Events

See Note 17 to the condensed consolidated financial statements.

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

•
actions by the Fed which could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders;

•	the impact of the delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for mortgage securities;

•
the downgrade of the U.S. Government's or certain European countries' credit ratings and future downgrades of the U.S. Government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations.;

•	inflation or deflation;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for MBS;

•	changes in our business and investment strategy;

•	our failure to maintain an exemption from being regulated as a commodity pool operator;

•	our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;

•	the existence of conflicts of interest in our relationship with ACM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	our management's competing duties to other affiliated entities, which could result in decisions that are not in the best interest of our stockholders.

•	changes in personnel at ACM or the availability of qualified personnel at ACM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	the potential burdens on our business of maintaining our exclusion from the 19440 Act and possible consequences of losing that exemption;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

GLOSSARY OF TERMS

“IRS” means Internal Revenue Service.
“JAVELIN” means JAVELIN Mortgage Investment Corp., formerly a publicly-traded REIT. Upon consummation of the Merger on April 6, 2016, JAVELIN became a wholly-owned, qualified REIT subsidiary of ARMOUR and continues to be managed by ACM pursuant to the pre-existing management agreement between JAVELIN and ACM.
“LIBOR” means the London Interbank Offered Rate.
“Management Agreement” means the management agreement between ARMOUR and ACM whereby ACM performs certain services for ARR in exchange for a specified fee.
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

Interest Rate, Cap and Mismatch Risk

A portion of our MBS portfolio consists of hybrid adjustable rate and adjustable rate MBS. Hybrid mortgages are ARMs that have a fixed-interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount the interest rate can change during any given period. ARMs are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage related assets could be limited. This exposure would be magnified to the extent we acquire fixed rate MBS or ARMs that are not fully indexed. Furthermore, some ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At March 31, 2016 and December 31, 2015, substantially all of our Agency Securities were purchased at a premium to par. During the quarter ended March 31, 2016, we began to invest in Non-Agency Securities. At March 31, 2016, all of our Non-Agency Securities were purchased at or below par.

Credit Risk for Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

Interest Rate Risk and Effect on Market Value Risk

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our MBS. We face the risk that the market value of our MBS will increase or decrease at different rates than that of our liabilities, including our derivative instruments and obligations to return securities received as collateral.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2016 and December 31, 2015. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

March 31, 2016

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(14.56)%	(0.49)%
0.50%	(7.10)%	(0.02)%
(0.50)%	16.37%	0.34%
(1.00)%	23.95%	0.05%

December 31, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(16.79)%	(0.08)%
0.50%	(8.22)%	0.16%
(0.50)%	15.27%	0.27%
(1.00)%	16.46%	(0.03)%

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static MBS portfolio, we rebalance our MBS portfolio from time to time either to seek to take advantage of or reduce the impact of changes in interest rates. It is important to note that the impact of changing interest rates on market value and net interest income can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond amounts shown in the tables above. In addition, other factors impact the market value of and net interest income from our interest rate-sensitive investments and derivative instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, interest income would likely differ from that shown above and such difference might be material and adverse to our stockholders.

The above tables quantify the potential changes in net interest income and MBS portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2016 and December 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate concolidated statement of comprehensive income (loss).

All of our Non-Agency Securities are classified as trading securities. As such, they are reflected at fair value with the periodic adjustment to fair value reflected as part of “Other Income (Loss)” reported as part of the condensed consolidated statements of operations.

The market value of our MBS can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed. The principal and interest payments on our Agency Securities may be guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.

Credit Risk

We have limited our exposure to credit losses on our MBS portfolio of Agency Securities. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Agency Securities guaranteed by Ginnie Mae are backed by the full faith and credit of the U.S. Government.

Fannie Mae and Freddie Mac remain in conservatorship of the U.S. Government. There can be no assurances as to how or when the U.S. Government will end these conservatorships or how the future profitability of Fannie Mae and Freddie Mac and any future credit rating actions may impact the credit risk associated with Agency Securities and, therefore, the value of the Agency Securities in our MBS portfolio.

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our ARMs. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2016. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Nine putative class action lawsuits have been filed in connection with the Tender Offer and Merger (collectively, the “Transactions”): (1) Stourbridge Investments Ltd. v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001542), filed March 8, 2016 in the Circuit Court for Baltimore City, Maryland; (2) Timothy Lenell v. ARMOUR Residential REIT, Inc., et al., (Case No. 2016 CA 000164), filed March 8, 2016 in the Circuit Court for the Nineteenth Judicial Circuit for Indian River County, Florida; (3) Alexander Vartanov v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001593), filed March 10, 2016, in the Circuit Court for Baltimore City, Maryland; (4) Robert Curley v. ARMOUR Residential REIT, Inc. et al. (Case No. 24-C-16-001659, filed March 14, 2016 in the Circuit Court for Baltimore City, Maryland; (5) Antonio Rado and Craig and Amanda Hosler v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001684), filed March 15, 2016 in the Circuit Court for Baltimore City, Maryland; (6) Curtis Heid v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001706), filed March 16, 2016 in the Circuit Court for Baltimore City, Maryland; (7) Robert Aivasian v. ARMOUR Residential REIT, Inc., et. al. (Case No. 24-C-16-001808), filed March 22, 2016 in the Circuit Court for Baltimore City, Maryland; (8) Neil Harmon v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001812), filed March 22, 2016 in the Circuit Court for Baltimore City, Maryland; and (9) Benjamin C. Washington, et al. v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001829), filed March 23, 2016 in the Circuit Court for Baltimore City, Maryland.

All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and Acquisition as defendants. The Lenell, Curley, Heid and Harmon suits also name ACM as an additional defendant. All suits except for the Harmon suit also name JAVELIN as an additional defendant. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designating counsel for one of the Maryland cases as interim lead co-counsel.

Each of ARMOUR, JAVELIN, ACM and the Individual Defendants believes that the claims made in these lawsuits are without merit and intends to defend such claims vigorously; however, there can be no assurance that any of ARMOUR, JAVELIN, ACM or the Individual Defendants will prevail in its defense of any of these lawsuits to which it is a party. An unfavorable resolution of any such litigation surrounding the Transactions may result in monetary damages being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN, and the cost of defending the litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of the Individual Defendants and ARMOUR’s, JAVELIN’s and ACM’s management and their resources in general. Due to the preliminary nature of all nine suits, ARMOUR is not able at this time to estimate their outcome.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016, except for the following risk factors:

The risk factors referenced in JAVELIN’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016, as amended on April 20, 2016, are incorporated by reference herein, to the extent applicable, and attached to this Quarterly Report on Form 10-Q as Exhibit 99.1.

Several lawsuits have been filed against ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors), and in some suits, ACM and JAVELIN, challenging the Tender Offer and Merger, and an adverse judgment in any such lawsuit may result in rescinding and unwinding the Tender Offer and Merger and monetary damages, among other and further relief, being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN.

Nine putative class action lawsuits have been filed in connection with the Tender Offer and Merger for JAVELIN (see Note 17 -Subsequent Events for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions”. All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and Acquisition as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designating counsel for one of the Maryland cases as interim lead co-counsel.

Each of ARMOUR, JAVELIN, ACM and the Individual Defendants believes that the claims made in these lawsuits are without merit and intends to defend such claims vigorously; however, there can be no assurance that any of ARMOUR, JAVELIN, ACM or the Individual Defendants will prevail in its defense of any of these lawsuits to which it is a party. An unfavorable resolution of any such litigation surrounding the Transactions may result in monetary damages being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN and the cost of defending the litigation, even if resolved favorably, could be substantial. Due to the preliminary nature of all nine suits, ARMOUR is not able at this time to estimate their outcome.

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

May 2, 2016	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
99.1	Risk Factors relating to JAVELIN Mortgage Investment Corp.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Furnished herewith.