Form 10-Q
period 2016-06-30
Armour Residential REIT, Inc.
filed 2016-08-02
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of outstanding shares of the Registrant’s common stock as of August 1, 2016 was 36,703,275.

ARMOUR Residential REIT, Inc. and Subsidiaries
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2016	December 31, 2015
Assets
Cash	$389,358	$289,925
Cash collateral posted to counterparties	317,425	263,799
Agency Securities, available for sale, at fair value (including pledged securities of $7,640,195 at June 30, 2016 and $12,109,868 at December 31, 2015)	7,742,276	12,461,556
Non-Agency Securities, trading, at fair value (including pledged securities of $916,571 at June 30, 2016 and $0 at December 31, 2015)	916,571	—
Interest-Only Securities, trading, at fair value	32,450	—
Receivable for unsettled sales (including pledged securities of $83,311 at June 30, 2016 and $0 at December 31, 2015)	83,311	—
Derivatives, at fair value	29,524	999
Principal payments receivable	—	37
Accrued interest receivable	21,458	34,500
Prepaid and other	6,052	4,461
Total Assets	$9,538,425	$13,055,277
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$7,971,642	$11,570,481
Cash collateral posted by counterparties	24,010	—
Payable for unsettled purchases	100,913	—
Derivatives, at fair value	288,552	233,301
Accrued interest payable- repurchase agreements	5,164	7,724
Accounts payable and other accrued expenses	8,630	18,605
Total Liabilities	$8,398,911	$11,830,111

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 36,703 and 36,682 shares issued and outstanding at June 30, 2016 and December 31, 2015	37	37
Additional paid-in capital	2,559,793	2,559,361
Accumulated deficit	(1,595,541)	(1,266,938)
Accumulated other comprehensive income (loss)	175,217	(67,302)
Total Stockholders’ Equity	$1,139,514	$1,225,166
Total Liabilities and Stockholders’ Equity	$9,538,425	$13,055,277

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest Income:
Agency Securities, net of amortization of premium	$55,286	$91,703	$133,419	$191,253
Non-Agency Securities, including discount accretion	9,853	—	10,180	—
Interest-only Securities	3	—	3	—
Total Interest Income	$65,142	$91,703	$143,602	$191,253
Interest expense- repurchase agreements	(18,276)	(13,917)	(37,424)	(28,108)
Net Interest Income	$46,866	$77,786	$106,178	$163,145
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	14,625	(5,051)	16,516	1,493
Gain on Non-Agency Securities	10,151	—	14,273	—
Loss on Interest-only Securities	(1,243)	—	(1,243)	—
Bargain purchase price on acquisition of JAVELIN	6,484	—	6,484	—
Subtotal	$30,017	$(5,051)	$36,030	$1,493
Realized loss on derivatives (1)	(112,515)	(59,978)	(358,620)	(51,880)
Unrealized gain (loss) on derivatives	66,141	194,507	(22,917)	(21,831)
Subtotal	$(46,374)	$134,529	$(381,537)	$(73,711)
Total Other Income (Loss)	$(16,357)	$129,478	$(345,507)	$(72,218)
Expenses:
Management fees	6,520	6,867	13,028	13,744
Professional fees	1,493	658	3,666	1,451
Insurance	273	172	444	342
Compensation	588	575	1,106	1,188
Other	460	974	727	1,653
Total Expenses	$9,334	$9,246	$18,971	$18,378
Net Income (Loss)	$21,175	$198,018	$(258,300)	$72,549
Dividends declared on preferred stock	(3,905)	(3,905)	(7,811)	(7,810)
Net Income (Loss) related to common stockholders	$17,270	$194,113	$(266,111)	$64,739
Net Income (loss) per share related to common stockholders (Note 13):
Basic	$0.47	$4.40	$(7.25)	$1.44
Diluted	$0.47	$4.40	$(7.25)	$1.44
Dividends declared per common share	$0.71	$0.96	$1.70	$1.92
Weighted average common shares outstanding:
Basic	36,693	43,916	36,688	44,017
Diluted	36,748	44,022	36,688	44,122
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 9 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income (Loss)	$21,175	$198,018	$(258,300)	$72,549
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(14,625)	5,051	(16,516)	(1,493)
Net unrealized gain (loss) on available for sale Agency Securities	67,123	(221,802)	259,035	(132,071)
Other comprehensive income (loss)	$52,498	$(216,751)	$242,519	$(133,564)
Comprehensive Income (Loss)	$73,673	$(18,733)	$(15,781)	$(61,015)

See notes to the condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,682	$37	$2,369,642	$2,559,361	$(1,266,938)	$(67,302)	$1,225,166
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(2,249)	—	(2,249)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(5,562)	—	(5,562)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(62,492)	—	(62,492)
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	21	—	432	432	—	—	432
Net loss	—	—	—	—	—	—	—	—	—	—	(258,300)	—	(258,300)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	242,519	242,519
Balance, June 30, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,703	$37	$2,370,074	$2,559,793	$(1,595,541)	$175,217	$1,139,514

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net Income (Loss)	$(258,300)	$72,549
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	42,776	56,747
Accretion of net discount on Non-Agency Securities	(589)	—
Interest-only Securities income	(3)	—
Realized gain on sale of Agency Securities	(16,516)	(1,493)
Gain on Non-Agency Securities	(14,273)	—
Loss on Interest-only Securities	1,243	—
Stock based compensation	432	494
Bargain purchase price on acquisition of JAVELIN	(6,484)	—
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	14,520	1,380
Decrease in prepaid and other assets	3,827	462
(Increase) Decrease in derivatives, at fair value	9,174	(1,530)
Decrease in accrued interest payable- repurchase agreements	(3,473)	(1,962)
Decrease in accounts payable and other accrued expenses	(17,592)	(15,711)
Net cash provided by (used in) operating activities	$(245,258)	$110,936
Cash Flows From Investing Activities:
Purchases of Agency Securities	(236,320)	(2,937,195)
Purchases of Non-Agency Securities	(692,480)	—
Purchases of Interest-only Securities	(15,623)	—
Principal repayments of Agency Securities	727,366	993,520
Principal repayments of Non-Agency Securities	13,991	—
Proceeds from sales of Agency Securities	4,884,694	2,319,228
Increase in cash collateral	(5,014)	(56,731)
Net cash used in the acquisition of JAVELIN	(73,174)	—
Net cash provided by investing activities	$4,603,440	$318,822
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	—	80
Proceeds from repurchase agreements	76,950,128	40,621,569
Principal repayments on repurchase agreements	(81,138,574)	(41,080,695)
Series A Preferred stock dividends paid	(2,249)	(2,249)
Series B Preferred stock dividends paid	(5,562)	(5,562)
Common stock dividends paid	(62,492)	(84,753)
Common stock repurchased	—	(9,497)
Net cash used in financing activities	$(4,258,749)	$(561,107)
Net increase (decrease) in cash	99,433	(131,349)
Cash - beginning of period	289,925	494,561
Cash - end of period	$389,358	$363,212
Supplemental Disclosure:
Cash paid during the period for interest	$94,264	$140,950
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$83,311	$752,773
Payable for unsettled purchases	$100,913	$—
Net unrealized gain on available for sale Agency Securities	$259,035	$(132,071)
Amounts receivable for issuance of common stock	$—	$5

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 1 -Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective July 31, 2015. Operating results for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries including the results of JAVELIN Mortgage Investment Corp. ("JAVELIN") since its acquisition on April 6, 2016. All intercompany accounts and transactions have been eliminated. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of MBS (as defined below), including an assessment of whether other-than-temporary impairment (“OTTI”) exists, and derivative instruments.

Note 2 -Organization and Nature of Business Operations

References to “we,” “us,” “our,” “ARMOUR” or the “Company” are to ARMOUR Residential REIT, Inc. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership.

We are a Maryland corporation incorporated in 2008. ARMOUR and its subsidiaries, including JAVELIN are managed by ACM, an investment advisor registered with the SEC (see Note 10 -Commitments and Contingencies and Note 15 -Related Party Transactions for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or guaranteed by the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Interest-only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, “Non-Agency Securities”).  Agency Securities, Non-Agency Securities and Interest-only Securities are collectively referred to as “MBS”.

At June 30, 2016 and December 31, 2015, investments in Agency Securities accounted for 89.1% and 100.0% of our MBS portfolio, respectively. During the first quarter of 2016, we began to invest in Non-Agency Securities. At June 30, 2016, investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio. During the second quarter of 2016, we began to invest in Interest-only Securities. At June 30, 2016, investments in Interest-only Securities accounted for 0.4% of our MBS portfolio.

Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a real estate investment trust (“REIT”). Our charter permits us to invest in Agency Securities, Non-Agency Securities and Interest-only Securities.

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral. Cash collateral posted to/by counterparties may include collateral for interest rate swap contracts (including swaptions and basis swap contracts), Eurodollar Futures Contracts (“Futures Contracts”) and repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis (“TBA Agency Securities”).
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

Agency Securities, Available For Sale - At June 30, 2016 and December 31, 2015, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

Non-Agency Securities, Trading - At June 30, 2016, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Interest-only Securities, Trading - During the quarter ended June 30, 2016, we began to invest in Interest-only Securities. At June 30, 2016, all of our Interest-only Securities were classified as trading securities. Interest-only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2016 and December 31, 2015.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at June 30, 2016 and December 31, 2015.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Revenue Recognition

Agency Securities, Available For Sale - Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

Fair Value of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans. GAAP requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our Agency Securities as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss).

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

Non-Agency Securities and Interest-only Securities, Trading - Interest income on Non-Agency Securities and Interest-only Securities is recognized using the effective yield method over the life of the securities based on the future cash flows expected to be received. Future cash flow projections and related effective yields are determined for each security and updated quarterly. Other than temporary impairments, which establish a new cost basis in the security for purposes of calculating effective yields, are recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security.

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

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet recognizing a right-of-use lease asset and a liability to make lease payments. The standard will be effective for annual periods beginning after December 15, 2018. The Company is assessing the impact of this standard but does not expect it to have a significant impact on the consolidated financial statements.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2016 and December 31, 2015,

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At June 30, 2016 all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

Interest-only Securities Trading- The fair value for the Interest-only Securities in our MBS portfolio is based on obtaining a valuation for each Interest-only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2016, all of our Interest-only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2016
Assets at Fair Value:
Agency Securities, available for sale	$—	$7,742,276	$—	$7,742,276
Non-Agency Securities, trading	$—	$—	$916,571	$916,571
Interest-only Securities, trading	$—	$32,450	$—	$32,450
Derivatives	$—	$29,524	$—	$29,524
Liabilities at Fair Value:
Derivatives	$—	$288,552	$—	$288,552

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the quarter and six months ended June 30, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets at Fair Value:
Agency Securities, available for sale	$—	$12,461,556	$—	$12,461,556
Derivatives	$—	$999	$—	$999
Liabilities at Fair Value:
Derivatives	$—	$233,301	$—	$233,301

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2015.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at June 30, 2016 and December 31, 2015.

June 30, 2016			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$389,358	$389,358	$389,358	$—	$—
Cash collateral posted to counterparties	$317,425	$317,425	$—	$317,425	$—
Receivable for unsettled sales	$83,311	$83,311	$—	$83,311	$—
Accrued interest receivable	$21,458	$21,458	$—	$21,458	$—
Financial Liabilities:
Repurchase agreements	$7,971,642	$7,971,642	$—	$7,971,642	$—
Cash collateral posted by counterparties	$24,010	$24,010	$—	$24,010	$—
Payable for unsettled purchases	$100,913	$100,913	$—	$100,913	$—
Accrued interest payable- repurchase agreements	$5,164	$5,164	$—	$5,164	$—

December 31, 2015			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$289,925	$289,925	$289,925	$—	$—
Cash collateral posted to counterparties	$263,799	$263,799	$—	$263,799	$—
Principal payments receivable	$37	$37	$—	$37	$—
Accrued interest receivable	$34,500	$34,500	$—	$34,500	$—
Financial Liabilities:
Repurchase agreements	$11,570,481	$11,570,481	$—	$11,570,481	$—
Accrued interest payable- repurchase agreements	$7,724	$7,724	$—	$7,724	$—

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at June 30, 2016. We did not have Level 3 assets at December 31, 2015.

For the Six Months Ended
Non-Agency Securities	June 30, 2016
Balance, beginning of period	$—
Non-Agency Securities acquired in the acquisition of JAVELIN, at fair value	223,220
Purchases of Non-Agency Securities, at cost	692,480
Principal repayments of Non-Agency Securities	(13,991)
Gain on Non-Agency Securities	14,273
Discount accretion	589
Balance, end of period	$916,571
Gain on Non-Agency Securities	$14,273

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at June 30, 2016. We did not have Level 3 assets at December 31, 2015.

June 30, 2016

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	2.76%	42.53%
Loss severity (life)	0.00%	34.72%	75.60%
Discount rate	3.60%	5.02%	6.03%
Delinquency (life)	0.20%	7.33%	48.60%
Voluntary prepayments (life)	1.40%	16.47%	39.80%

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

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At June 30, 2016 and December 31, 2015, investments in Agency Securities accounted for 89.1% and 100.0% of our MBS portfolio.

We evaluated our Agency Securities with unrealized losses at June 30, 2016, June 30, 2015 and December 31, 2015, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters and six months ended June 30, 2016 and June 30, 2015 and for the year ended December 31, 2015, respectively, because

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

At June 30, 2016, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at June 30, 2016 are also presented below. Our Agency Securities had a weighted average coupon of 3.56% at June 30, 2016.

June 30, 2016	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$10,745	$(6)	$—	$10,739	0.14%
Multi-Family MBS	1,613,170	—	87,514	1,700,684	21.97
10 Year Fixed	75,294	(258)	341	75,377	0.97
15 Year Fixed	2,362,185	(19)	39,364	2,401,530	31.02
20 Year Fixed	1,400,764	(116)	15,064	1,415,712	18.29
25 Year Fixed	12,767	—	85	12,852	0.17
30 Year Fixed	1,174,198	—	20,771	1,194,969	15.42
Total Fannie Mae	$6,649,123	$(399)	$163,139	$6,811,863	87.98%

Freddie Mac
10 Year Fixed	25,209	(10)	370	25,569	0.33
15 Year Fixed	186,331	—	4,555	190,886	2.47
20 Year Fixed	442,137	(1)	6,718	448,854	5.80
25 Year Fixed	82,736	—	65	82,801	1.07
30 Year Fixed	48,954	—	100	49,054	0.63
Total Freddie Mac	$785,367	$(11)	$11,808	$797,164	10.30%

Ginnie Mae
ARMs & Hybrids	83,266	(912)	347	82,701	1.07
10 Year Fixed	49,232	(67)	1,309	50,474	0.65
15 Year Fixed	71	—	3	74	0.00
Total Ginnie Mae	$132,569	$(979)	$1,659	$133,249	1.72%
Total Agency Securities	$7,567,059	$(1,389)	$176,606	$7,742,276	100.00%

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At June 30, 2016, we had investment related receivables with respect to unsettled Agency Security sales of $83,311 and investment related payables with respect to unsettled purchases of Agency Securities of $82,846. At December 31, 2015, we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table summarizes the weighted average lives of our Agency Securities at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$12	$12	$19	$19
Greater than or equal to one year and less than three years	64,317	64,029	30,189	30,375
Greater than or equal to three years and less than five years	4,765,975	4,697,948	6,037,851	6,039,218
Greater than or equal to five years	2,911,972	2,805,070	6,393,497	6,459,246
Total Agency Securities	$7,742,276	$7,567,059	$12,461,556	$12,528,858

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at June 30, 2016 and December 31, 2015 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	$52,089	$(381)	$162,805	$(1,008)	$214,894	$(1,389)
December 31, 2015	$7,105,363	$(58,799)	$1,861,211	$(33,439)	$8,966,574	$(92,238)

During the quarter and six months ended June 30, 2016, we sold $3,178,791 and $4,968,006 of Agency Securities, which resulted in realized gains of $14,625 and $16,516, respectively. During the quarter and six months ended June 30, 2015, we sold $1,445,097 and $2,817,635 of Agency Securities, which resulted in realized (losses) gains of $(5,051) and $1,493, respectively. Sales of Agency Securities are done to reposition our MBS portfolio and to reach our target level of liquidity.

Note 7 -Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the condensed consolidated statements of operations in the period in which they occur. At June 30, 2016, investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The components of the carrying value of our Non-Agency Securities at June 30, 2016 are presented in the table below.

	Non-Agency Securities
June 30, 2016	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$645,987	$635,139	$648,916	5.04%
NPL/RPL	153,304	152,530	153,620	3.79%
Legacy Prime Fixed	22,526	21,357	26,826	6.01%
Legacy ALTA Fixed	64,686	62,231	82,062	5.86%
Legacy Prime Hybrid	12,720	12,067	14,861	2.52%
Legacy ALTA Hybrid	6,230	6,024	7,403	3.00%
New Issue Prime Fixed Non-Agency	11,118	10,859	11,485	3.66%
Total Non-Agency Securities	$916,571	$900,207	$945,173	4.85%

The following table summarizes the weighted average lives of our Non-Agency Securities at June 30, 2016

	June 30, 2016
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost
Less than one year	$3,045	$3,042
Greater than or equal to one year and less than three years	310,843	308,407
Greater than or equal to three years and less than five years	270,879	267,419
Greater than or equal to five years	331,804	321,339
Total Non-Agency Securities	$916,571	$900,207

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at June 30, 2016 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	$194,167	$(2,757)	$—	$—	$194,167	$(2,757)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 8 -Repurchase Agreements

At June 30, 2016, we had MRAs with 41 counterparties and had $7,971,642 in outstanding borrowings with 30 of those counterparties. At December 31, 2015, we had MRAs with 38 counterparties and had $11,570,481 in outstanding borrowings with 26 of those counterparties.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table represents the contractual repricing regarding our repurchase agreements to finance our MBS purchases at June 30, 2016 and December 31, 2015. No amounts below are subject to offsetting.

June 30, 2016	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$7,271,807	0.69%	28	4.86%
Non-Agency Securities	676,516	2.14%	36	23.88%
U.S. Treasury Securities	23,319	0.46%	0	0.00%
Total or Weighted Average	$7,971,642	0.81%	28	6.46%
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

	June 30, 2016		December 31, 2015
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$5,815,814	0.76%	$8,089,403	0.55%
31 days to 60 days	1,328,259	0.86%	2,487,174	0.57%
61 days to 90 days	427,569	1.36%	343,904	0.71%
Greater than 90 days	400,000	0.78%	650,000	0.67%
Total or Weighted Average	$7,971,642	0.81%	$11,570,481	0.57%

At June 30, 2016, 5 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 32.8% of our repurchase agreement borrowings outstanding at June 30, 2016. At December 31, 2015, we had 8 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 53.48% of our repurchase agreement borrowings at December 31, 2015. At June 30, 2016 and December 31, 2015, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

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

Futures Contracts are traded on the CME which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities and these requirements may vary and change over time based on the market value, notional amount and remaining term of the Futures Contracts. In the event we would be unable to meet a margin call under a Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

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

The following tables present information about our derivatives at June 30, 2016 and December 31, 2015.

June 30, 2016

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	16	0.79%	$750,000	$—	$(5,085)
Interest rate swap contracts	37-48 Months	41	1.48%	2,410,000	—	(93,035)
Interest rate swap contracts	61-72 Months	67	2.04%	275,000	—	(22,702)
Interest rate swap contracts	73-84 Months	80	2.10%	1,425,000	—	(100,293)
Interest rate swap contracts	109-120 Months	116	2.24%	550,000	—	(67,437)
TBA Agency Securities	—	—	—	2,250,000	29,524	—
Total or Weighted Average				$7,660,000	$29,524	$(288,552)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

December 31, 2015

Derivative Type (4)	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	19	0.63%	$350,000	$265	$(87)
Interest rate swap contracts	25-36 Months	27	1.16%	700,000	192	(1,633)
Interest rate swap contracts	37-48 Months	47	1.46%	2,000,000	—	(18,120)
Interest rate swap contracts	49-60 Months	49	1.53%	350,000	—	(3,085)
Interest rate swap contracts	73-84 Months	75	2.05%	1,025,000	—	(26,047)
Interest rate swap contracts	85-96 Months	86	2.11%	1,375,000	—	(23,543)
Interest rate swap contracts	109-120 Months	108	2.66%	1,000,000	—	(92,927)
Interest rate swap contracts	121-132 Months	123	2.30%	2,000,000	—	(67,858)
Basis swap contracts (2)	0-60 Months	22	0.22%	2,000,000	542	(1)
Total or Weighted Average				$10,800,000	$999	$(233,301)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.
(2) Weighted average rate is the spread over the pay index.
(3) Notional amount includes $3,775,000 of forward starting interest rate swap contracts which become effective within 6 months.
(4) We did not have any TBA Agency Securities outstanding at December 31, 2015.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about interest rate swap contracts and basis swap contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at June 30, 2016.

June 30, 2016		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$—	$(288,552)	$314,068	$25,516
Agency Securities TBA	29,524	—	(16,109)	13,415
Totals	$29,524	$(288,552)	$297,959	$38,931

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

June 30, 2016		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(288,552)	$288,552	$—	$—
Totals	$(288,552)	$288,552	$—	$—

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters and six months ended June 30, 2016 and June 30, 2015.

		Income (Loss) Recognized
		For the Quarter Ended		For the Six Months Ended
Derivatives	Location on condensed consolidated statements of operations	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$(99,239)	$(20,585)	$(325,993)	$28,346
Interest income	Realized loss on derivatives	6,386	3,247	11,905	7,425
Interest expense	Realized loss on derivatives	(23,802)	(32,041)	(48,156)	(76,961)
Changes in fair value	Unrealized gain (loss) on derivatives	38,209	204,346	(51,780)	(12,080)
		$(78,446)	$154,967	$(414,024)	$(53,270)
Futures Contracts:
Realized loss	Realized loss on derivatives	—	(93)	—	(184)
Changes in fair value	Unrealized gain (loss) on derivatives	—	92	—	180
		$—	$(1)	$—	$(4)
Basis swap contracts:
Realized gain	Realized loss on derivatives	1,468	—	1,468	—
Interest income	Realized loss on derivatives	215	—	2,618	—
Interest expense	Realized loss on derivatives	(197)	—	(3,116)	—
Changes in fair value	Unrealized gain (loss) on derivatives	(1,592)	(316)	(661)	(316)
		$(106)	$(316)	$309	$(316)
TBA Agency Securities:
Realized gain	Realized loss on derivatives	2,654	(10,506)	2,654	(10,506)
Changes in fair value	Unrealized gain (loss) on derivatives	29,524	(9,615)	29,524	(9,615)
		$32,178	$(20,121)	$32,178	$(20,121)
Totals		$(46,374)	$134,529	$(381,537)	$(73,711)

Note 10 -Commitments and Contingencies

Management Agreements with ACM

ARMOUR and its subsidiaries, including JAVELIN are managed by ACM, pursuant to management agreements see also Note 15, “Related Party Transactions”. The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM. At June 30, 2016 and June 30, 2015, the effective ARMOUR management fee was 1.05%, and 1.03% based on gross equity raised of $2,469,368 and $2,657,332, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2016 and December 31, 2015.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN (see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. On July 27, 2016, plaintiffs filed their opposition to the Motion to Dismiss. Defendants will respond with their reply on August 11, 2016, at which time the Motion to Dismiss will be fully briefed and ripe for ruling from the Court.

Each of ARMOUR, JAVELIN, ACM and the Individual Defendants believes that the claims made in these lawsuits are without merit and intends to defend such claims vigorously; however, there can be no assurance that any of ARMOUR, JAVELIN, ACM or the Individual Defendants will prevail in its defense of any of these lawsuits to which it is a party. An unfavorable resolution of any such litigation surrounding the Transactions may result in monetary damages being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN and the cost of defending the litigation, even if resolved favorably, could be substantial. Due to the preliminary nature all of these suits, ARMOUR is not able at this time to estimate their outcome.

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

Transactions related to awards for the six months ended June 30, 2016 are summarized below:

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

	June 30, 2016
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	78	$48.85
Vested	(23)	$56.26
Unvested RSU Awards Outstanding end of period	55	$46.22

At June 30, 2016, there was approximately $1,100 of unvested stock based compensation related to the Awards (based on the June 30, 2016 stock price of $20.00 per share), that we expect to recognize as an expense over the remaining average service period of 0.5 years. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 12 -Stockholders' Equity

Preferred Stock

At June 30, 2016 and December 31, 2015, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At June 30, 2016, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At June 30, 2016 and December 31, 2015, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at June 30, 2016. At June 30, 2016 and December 31, 2015, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At June 30, 2016 and December 31, 2015, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 560 at June 30, 2016. At June 30, 2016 and December 31, 2015, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

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

At June 30, 2016 and December 31, 2015, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 36,703 shares of common stock issued and outstanding at June 30, 2016 and 36,682 shares of common stock issued and outstanding at December 31, 2015.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the “Repurchase Program”) to 50,000 shares of our common stock outstanding (on a pre-reverse stock split basis). On July 28, 2015, our Board of Directors increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. At June 30, 2016, there were 1,874 authorized shares remaining under the Repurchase Program. During the six months ended June 30, 2016, we did not repurchase any common shares under the Repurchase Program.

Dividends

The following tables present our common stock dividend transactions for the six months ended June 30, 2016.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.33	$12,131.0
February 15, 2016	February 26, 2016	$0.33	12,131.0
March 15, 2016	March 28, 2016	$0.33	12,131.0
April 15, 2016	April 27, 2016	$0.27	9,925.0
May 16, 2016	May 27, 2016	$0.22	8,087.0
June 15, 2016	June 29, 2016	$0.22	8,087.0
Total dividends paid			$62,492

The following tables present our Series A Preferred Stock dividend transactions for the six months ended June 30, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.17	$374.8
February 15, 2016	February 26, 2016	$0.17	374.8
March 15, 2016	March 28, 2016	$0.17	374.8
April 15, 2016	April 27, 2016	$0.17	374.8
May 15, 2016	May 27, 2016	$0.17	374.8
June 15, 2016	June 27, 2016	$0.17	374.8
Total dividends paid			$2,249

The following tables present our Series B Preferred Stock dividend transactions for the six months ended June 30, 2016.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.16	$927.0
February 15, 2016	February 26, 2016	$0.16	927.0
March 15, 2016	March 28, 2016	$0.16	927.0
April 15, 2016	April 27, 2016	$0.16	927.0
May 15, 2016	May 27, 2016	$0.16	927.0
June 15, 2016	June 27, 2016	$0.16	927.0
Total dividends paid			$5,562

Note 13 -Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters and six months ended June 30, 2016, and June 30, 2015.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income (Loss)	$21,175	$198,018	$(258,300)	$72,549
Less: Preferred dividends	(3,905)	(3,905)	(7,811)	(7,810)
Net income (loss) related to common stockholders	$17,270	$194,113	$(266,111)	$64,739

Weighted average common shares outstanding – basic	36,693	43,916	36,688	44,017
Add: Effect of dilutive non-vested awards, assumed vested	55	106	—	105
Weighted average common shares outstanding – diluted	36,748	44,022	36,688	44,122

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 14 -Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters and six months ended June 30, 2016 and June 30, 2015.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
GAAP net income (loss)	$21,175	$198,018	$(258,300)	$72,549
Book to tax differences:
Non-Agency Securities	(10,394)	—	(14,518)	—
Interest-only Securities	1,243	—	1,243
Changes in interest rate contracts	28,976	(163,416)	344,787	3,991
(Gains) Losses on Security Sales	(14,625)	5,051	(16,516)	(1,493)
Amortization of deferred hedging costs	(12,124)	(1,216)	(21,356)	(3,093)
Bargain purchase price on acquisition of JAVELIN	(6,484)	—	(6,484)	—
Other	8	4	11	8
Estimated REIT taxable income	$7,775	$38,441	$28,867	$71,962

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

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2016 by approximately $282,134, or approximately $7.69 per common share (based on the 36,703 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $70,303 and $92,564 for the six months ended June 30, 2016 and June 30, 2015, respectively. Our estimated REIT taxable income available to pay dividends was $28,867 and $71,962 for the six months ended June 30, 2016 and June 30, 2015, respectively. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 -Related Party Transactions

ARMOUR and its subsidiaries, including JAVELIN are managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2022 and is thereafter automatically renewed for successive five-year terms unless terminated under certain circumstances. The JAVELIN Management Agreement runs through October 5, 2017 and is thereafter automatically renewed for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

Under the terms of the management agreements, ACM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ACM is responsible for the following primary roles:

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

In accordance with management agreements, we incurred $6,520 and $13,028 in management fees for the quarter and six months ended June 30, 2016. For the quarter and six months ended June 30, 2015, we incurred $6,867 and $13,744 in management fees. In accordance with the JAVELIN management agreement, we paid management fees of $627, reducing the liability recorded upon acquisition.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the quarter and six months ended June 30, 2016, we reimbursed ACM $417 and $884, respectively for other expenses incurred on our behalf. For the quarter and six months ended June 30, 2015, we reimbursed ACM $489 and $871, respectively for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. No new awards have been granted since 2013. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $110 and $228 for the quarter and six months ended June 30, 2016 and $158 and $336 for the quarter and six months ended June 30, 2015.

Note 16 -Acquisition of JAVELIN Mortgage Investment Corp.

On March 1, 2016, we entered into an agreement to purchase all of the outstanding common stock of JAVELIN and commenced a Tender Offer for cash at a price of $7.18, without interest and less any applicable withholding taxes. On April 1, 2016, the Tender Offer expired as the minimum condition was successfully met as greater than 50% of the total outstanding shares of common shares were validly tendered and not withdrawn. On April 6, 2016, we completed our acquisition of all of the outstanding common stock of JAVELIN upon the merger of Acquisition with and into JAVELIN, for cash consideration of $85,200. Subsequently JAVELIN became a wholly-owned subsidiary of ARMOUR and continues to be managed by ACM pursuant to the pre-existing management agreement between JAVELIN and ACM. The acquisition expanded and diversified our investment portfolio. JAVELIN's complementary assets provided us with investment opportunities in Non-Agency MBS.

We recognized JAVELIN’s assets and liabilities (including JAVELIN’s liability under JAVELIN’s management agreement with ACM) at their fair values on the date of the Merger. None of the bargain purchase price was included in income for income tax purposes.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table summarizes the consideration paid for JAVELIN and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date (amounts in millions):

Consideration:
Cash	$85.2
Fair value of consideration transferred	$85.2
Acquisition related costs (included in professional fees and other expenses)	$2.5
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$12.0
Cash collateral	24.6
Agency Securities	440.7
Non-Agency Securities	223.2
Accrued interest receivable	1.4
Prepaid and other assets	5.4
Repurchase agreements	(589.6)
Derivatives	(17.5)
Accrued interest payable	(0.9)
Accounts payable and other accrued expenses	(7.6)
Total identifiable net assets	$91.7
Goodwill/(Bargain purchase price)	(6.5)
Total	$85.2
Included in accounts payable and other accrued expenses was a liability of $3,375 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016.

From the date of the acquisition, the following amounts were included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and six months ended June 30, 2016 and in the condensed consolidated balance sheet for the period ended June 30, 2016:

•	Interest Income of $4,879

•	Net Income of $3,219

•	Total identifiable net assets of $98,458

We recognized a gain of $6,484 which is included in Other Income (Loss) in our condensed consolidated statements of operations for the quarter and six months ended June 30, 2016 as the amount of the identifiable net assets acquired above exceeded the value of the consideration transferred.

Note 17 -Interest Rate Risk

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

Note 18 -Subsequent Events

Dividends

On July 27, 2016, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on July 15, 2016. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable August 29, 2016 to holders of record on August 15, 2016 and payable September 27, 2016 to holders of record on September 15, 2016.

On July 27, 2016, a cash dividend of $0.22 per outstanding common share, or $8,087 in the aggregate, was paid to holders of record on July 15, 2016. We have also declared cash dividends of $0.22 per outstanding common share payable August 15, 2016 to holders of record on August 29, 2016 and payable September 15, 2016 to holders of record on September 27, 2016.

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

Overview

ARMOUR and its subsidiaries, including JAVELIN are managed by ACM, an investment advisor registered with the SEC. See Note 10 and Note 15 to the condensed consolidated financial statements for further details. We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac or Ginnie Mae (collectively, Agency Securities). Interest-only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance.

At June 30, 2016 and December 31, 2015, investments in Agency Securities accounted for 89.1% and 100% of our MBS portfolio, respectively. During the first quarter of 2016, we began to invest in Non-Agency Securities. At June 30, 2016, investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio. During the second quarter of 2016, we began to invest in Interest-only Securities. At June 30, 2016, investments in Interest-only Securities accounted for 0.4% of our MBS portfolio. Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities, Non-Agency Securities and Interest-only Securities.

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

Recent Developments

On April 6, 2016, we completed the acquisition of JAVELIN for an aggregate of approximately $85,200 in cash. For the quarter and six months ended June 30, 2016 the condensed consolidated financial statements reflect interest income of $4,879, net income of $3,219 and total identifiable net assets of $98,458 and a non-taxable gain of $6,484 as a result of the acquisition. See Note 16 to the condensed consolidated financial statements for further details.

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

Short-term Interest Rates and Funding Costs

On December 16, 2015, the Fed raised its target range for the Federal Funds Rate to between 0.25% and 0.50%. At the Fed meetings in the first half of 2016, the Fed announced their decision to hold the same target range. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from June 30, 2014 to June 30, 2016.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. During 2015, interest rate swap rates declined more than U.S. Treasury interest rates, causing the interest rate swap spread to be negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. The market conditions continued during the six months ended June 30, 2016. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our MBS. As of June 30, 2016 and December 31, 2015, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Periods
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Quarter	YTD
Net Interest Income	$46,866	$77,786	$106,178	$163,145	(39.75)%	(34.92)%
Total Other Income (Loss)	(16,357)	129,478	(345,507)	(72,218)	(112.63)%	(378.42)%
Total Expenses	9,334	9,246	18,971	18,378	0.95%	3.23%
Net Income (Loss)	$21,175	$198,018	$(258,300)	$72,549	(89.31)%	(456.04)%
Dividends declared on preferred stock	(3,905)	(3,905)	(7,811)	(7,810)	—%	(0.01)%
Net Income (Loss) related to common stockholders	$17,270	$194,113	$(266,111)	$64,739	(91.10)%	(511.05)%
Net income (loss) per share related to common stockholders, basic	$0.47	$4.40	$(7.25)	$1.44	(89.32)%	(603.47)%
Net income (loss) per share related to common stockholders, diluted	$0.47	$4.40	$(7.25)	$1.44	(89.32)%	(603.47)%

Our net losses on derivatives in 2016 paired with the decrease in our MBS portfolio, which lead to a decline in net interest income, were the main factors for the change in net income (loss) for the quarter and six months ended June 30, 2016, as compared to the quarter and six months ended June 30, 2015.

Net Interest Income (Loss)

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Periods
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Quarter	YTD
Agency Securities, net of amortization of premium	$55,286	$91,703	$133,419	$191,253	(39.71)%	(30.24)%
Non-Agency Securities, including discount accretion	9,853	—	10,180	—	100.00%	100.00%
Interest-only Securities	3	—	3	—	100.00%	100.00%
Interest expense- repurchase agreements	(18,276)	(13,917)	(37,424)	(28,108)	(31.32)%	(33.14)%
Net Interest Income	$46,866	$77,786	$106,178	$163,145	(39.75)%	(34.92)%

Net interest income is a function of both our MBS portfolio size, asset yield and repurchase agreements expense and net interest rate spread.

2016 vs. 2015

•	Our six month average MBS portfolio decreased 24.3% from $14,357,457 at June 30, 2015 to $10,410,274 at June 30, 2016.

•	Our asset yields increased 0.1% and our interest expense on our repurchase agreements increased by 0.39% for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015.

•
Our six month net interest rate spread increased 0.03% from 1.28% at June 30, 2015 to 1.32% at June 30, 2016. The increase in the interest rate spread from 2015 to 2016, was offset by the decrease in our MBS portfolio, this resulted in decreased net interest income.

At June 30, 2016 and December 31, 2015, our Agency Securities in our MBS portfolio were carried at a net premium to par value with a weighted average amortized cost of 105.0% and 104.9%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio for the quarterly periods presented.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
MBS portfolio:
June 30, 2016	2.68%	1.33%	1.35%	0.79%
March 31, 2016	2.73%	1.36%	1.37%	0.67%
December 31, 2015	2.71%	1.13%	1.58%	0.52%
September 30, 2015	2.56%	1.12%	1.44%	0.44%
June 30, 2015	2.60%	1.24%	1.36%	0.40%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Other Income (Loss)

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Periods
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Quarter	YTD
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income)	$14,625	$(5,051)	$16,516	$1,493	389.55%	1,006.23%
Gain on Non-Agency Securities	10,151	—	14,273	—	100.00%	100.00%
Loss on Interest-only Securities	(1,243)	—	(1,243)	—	100.00%	100.00%
Bargain purchase price on acquisition of JAVELIN	6,484	—	6,484	—	100.00%	100.00%
Subtotal	$30,017	$(5,051)	$36,030	$1,493	694.28%	2,313.26%
Realized loss on derivatives	(112,515)	(59,978)	(358,620)	(51,880)	(87.59)%	(591.25)%
Unrealized gain (loss) on derivatives	66,141	194,507	(22,917)	(21,831)	(66.00)%	(4.97)%
Subtotal	$(46,374)	$134,529	$(381,537)	$(73,711)	(134.47)%	(417.61)%
Total Other Income (Loss)	$(16,357)	$129,478	$(345,507)	$(72,218)	(112.63)%	(378.42)%

2016 vs. 2015

•
Gains on Agency Securities resulted from the sales of Agency Securities during the quarter and six months ended June 30, 2016 of $3,178,791 and $4,968,006 compared to $1,445,097 and $2,817,635 during the quarter and six months ended June 30, 2015. At June 30, 2016 and June 30, 2015, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters and six months ended June 30, 2016 and June 30, 2015, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

•	Gain on Non-Agency Securities resulted from the change in fair value of the securities.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	We decreased our total interest rate swap contracts aggregate notional balance from $12,675,000 at June 30, 2015 to $5,410,000 at June 30, 2016.

◦	We decreased our total basis swap contracts aggregate notional balance from $2,000,000 at June 30, 2015 to $0 at June 30, 2016.

◦	We increased our total TBA Agency Securities aggregate notional balance from $1,600,000 at June 30, 2015 to $2,250,000 at June 30, 2016.

•	Loss on Interest-only Securities resulted from a decrease in the fair value of these securities.

•	Bargain purchase price on acquisition of JAVELIN of $6,484 resulted from the acquisition of JAVELIN as discussed above under Recent Developments.

Expenses

	For the Quarter Ended		For the Six Months Ended		Change vs. Prior Periods
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Quarter	YTD
Management fees	$6,520	$6,867	$13,028	$13,744	(5.05)%	(5.21)%
Professional fees	1,493	658	3,666	1,451	126.90%	152.65%
Insurance	273	172	444	342	58.72%	29.82%
Compensation	588	575	1,106	1,188	2.26%	(6.90)%
Other	460	974	727	1,653	(52.77)%	(56.02)%
Total Expenses	$9,334	$9,246	$18,971	$18,378	0.95%	3.23%

ARMOUR and its subsidiaries, including JAVELIN are managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock or pay dividends in excess of taxable income. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,469,368 at June 30, 2016, compared to $2,657,332 at June 30, 2015. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. The increase in professional fees for the six months ended June 30, 2016, was due to $2,351 of costs recognized in connection with the acquisition of JAVELIN. There was also an increase in printing fees of $140 in connection with the acquisition of JAVELIN.

Insurance includes premiums for both general business and directors and officers liability coverage. The increase in 2016 compared to 2015 is due to the addition of JAVELIN's insurance premiums since acquisition.

Compensation includes both non-executive director compensation as well as the restricted stock awarded to our executive officers and other ACM employees through ACM. The fluctuation from year to year is due to a combination of the change in our stock price and the number of awards vesting to our executive officers and other ACM employees. No new awards have been granted since 2013.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses.

Taxable Income

As a REIT we are generally not subject to taxation. See Note 14 to the condensed consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarter and six months ended June 30, 2016, other comprehensive income totaled $52,498 and $242,519, respectively, reflecting net unrealized gains on available for sale Agency Securities net of amounts reclassified upon sale. For the quarter and six months ended June 30, 2015, other comprehensive loss totaled $(216,751) and $(133,564), respectively, reflecting net unrealized losses on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Agency Securities, Interest-only Securities and TBA Agency Securities

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

The tables below summarize certain characteristics of our Agency Securities, Interest-only Securities and TBA Agency Securities at June 30, 2016 and December 31, 2015.

June 30, 2016

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$89,829	$93,440	2.51%	10.82%	12	0.92%
Multi-Family MBS	1,572,131	1,700,684	3.18%	0.00%	96	16.83
10 Year Fixed	142,904	151,420	3.98%	11.03%	118	1.50
15 Year Fixed	2,430,228	2,592,490	3.42%	10.11%	156	25.65
20 Year Fixed	1,728,024	1,864,566	3.89%	13.12%	199	18.45
25 Year Fixed	88,443	95,653	4.07%	1.17%	329	0.95
30 Year Fixed	1,154,324	1,244,023	3.85%	11.56%	343	12.31
Total or Weighted Average	$7,205,883	$7,742,276	3.56%	8.76%	183	76.61%
TBA Agency Securities 15 Year (2)	500,000	516,514	2.50%	—%	180	5.11
TBA Agency Securities 30 Year (2)	1,750,000	1,814,978	3.00%	—%	360	17.96
Total or Weighted Average	9,455,883	10,073,768				99.68
Interest-only Securities (3)	174,055	32,450	5.33%	—%	332	0.32
Total or Weighted Average		$10,106,218				100.00%
(1) Weighted average for all prepayments during the quarter ended June 30, 2016, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of June 30, 2016, our TBA Agency Securities had a net carrying value of $29,524, reported as derivative asset on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
(3) Interest-only Securities principal amount represents the outstanding balance of the underlying Agency Securities from which the Interest-only Security is derived. We are not entitled to receive any of those principal amounts. At June 30, 2016, investment related payables with respect to unsettled purchases of Interest-only Securities was $18,067.

December 31, 2015

Asset Type (2)	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$114,000	$119,013	2.53%	11.51%	12	0.95%
Multi-Family MBS	2,126,155	2,158,589	3.09%	0.00%	105	17.80
10 Year Fixed	124,035	130,546	3.88%	14.25%	116	1.04
15 Year Fixed	4,295,880	4,489,918	3.33%	8.92%	150	35.97
20 Year Fixed	3,900,738	4,103,449	3.64%	11.70%	193	32.66
25 Year Fixed	16,960	18,359	4.50%	14.15%	279	0.14
30 Year Fixed	1,366,748	1,441,682	3.86%	5.89%	347	11.44
Total or Weighted Average	$11,944,516	$12,461,556	3.45%	7.98%	178	100.00%
(1) Weighted average for all prepayments during the year ended December 31, 2015, including prepayments related to Agency Securities purchased or sold during the year.
(2) We did not have any TBA Agency Securities outstanding at December 31, 2015.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At June 30, 2016, we had investment related receivables with respect to unsettled Agency Security sales of $83,311 and investment related payables with respect to unsettled purchases of Agency Securities of $82,846. At December 31, 2015, we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

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

At June 30, 2016 and December 31, 2015, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 12 months and 12 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

The table below summarizes certain characteristics of our Non-Agency Securities at June 30, 2016.

June 30, 2016

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Credit Risk Transfer	$648,916	$645,987	5.04%	126	70.48%
NPL/RPL	153,620	153,304	3.79%	375	16.73
Legacy Prime Fixed	26,826	22,526	6.01%	248	2.46
Legacy ALTA Fixed	82,062	64,686	5.86%	255	7.06
Legacy Prime Hybrid	14,861	12,720	2.52%	247	1.39
Legacy ALTA Hybrid	7,403	6,230	3.00%	235	0.68
New Issue Prime Fixed Non-Agency	11,485	11,118	3.66%	322	1.20
Total or Weighted Average	$945,173	$916,571	4.85%	184	100.00%

At June 30, 2016, investments in Non-Agency Securities accounted for 10.5% of our MBS portfolio.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Non-Agency Securities at June 30, 2016 or December 31, 2015.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 30 of which had open repurchase agreements with us at June 30, 2016 and 26 of which had open repurchases agreements with us at December 31, 2015. We had outstanding balances under our repurchase agreements at June 30, 2016 and December 31, 2015 of $7,971,642 and $11,570,481, respectively, consistent with the decrease in our Agency Securities in our MBS portfolio.

Our repurchase agreements require excess collateral, known as a “hair cut.” At June 30, 2016, the average haircut percentage was 6.46% compared to 4.79% at December 31, 2015. No counterparty held collateral in excess of 5% of our total stockholders' equity at June 30, 2016 or at December 31, 2015.

In January 2016, the Federal Housing Financing Authority issued a Final Rule revising its regulations governing FHLB bank membership. The Final Rule changes the definition of “insurance company” to exclude captives, thereby making them ineligible for membership. The Final Rule contains a transition provision to give captives admitted to membership on or after the date of the publication of the proposed rule, which includes our captive insurance companies, until February 2017 to terminate its membership in the FHLB.

Under the Final Rule, we are prohibited from taking new advances or renewing our existing $100,000 advance, which matures in December 2016. The Final Rule does not directly affect our MRA agreements or related repurchase financing with another FHLB.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our Agency Securities non-adjustable rate mortgages. At June 30, 2016 and December 31, 2015, the notional value of our interest rate swap contracts was 70.7% and 87.5%, respectively, of the fair market value of our Agency Securities non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At June 30, 2016 and December 31, 2015, we had derivatives with a net fair value of $(259,028) and $(232,302), respectively. At June 30, 2016 and December 31, 2015, we had interest rate swap contracts with an aggregate notional balance of $5,410,000 and $8,800,000, respectively. We also had TBA Agency Securities with an aggregate notional balance of $2,250,000 at June 30, 2016. We did not have any TBA Agency Securities at December 31, 2015. Our basis swap contracts aggregate notional balance was $0 and $2,000,000 at June 30, 2016 and December 31, 2015, respectively. At December 31, 2015, all of our Futures Contracts had expired, no new contracts were entered into in 2016. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net losses of $(46,374) and $(381,537), respectively, related to our derivatives for the quarter and six months ended June 30, 2016. For the quarter and six months ended June 30, 2015, we recognized net gains (losses) of $134,529 and $(73,711), respectively, related to our derivatives. For the quarter and six months ended June 30, 2016, the net unrealized gain of our Agency Securities increased by $67,123 and $259,035, respectively. For the quarter and six months ended June 30, 2015, the net unrealized gain of our Agency Securities decreased by (221,802) and (132,071), respectively. The net unrealized gain on Agency Securities is due to market price fluctuations. Our net losses on derivatives in 2016 paired with the decrease in our MBS portfolio, which lead to a decline in net interest income, were the main factors for the change in net income (loss) for the quarter and six months ended June 30, 2016, as compared to the quarter and six months ended June 30, 2015.

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

Contractual Obligations and Commitments

We had the following contractual obligations at June 30, 2016:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$7,971,642	$7,971,642	$—	$—	$—
Interest expense on repurchase agreements	8,362	8,362	—	—	—
Related Party Fees (1)	184,991	27,150	53,759	52,041	52,041
Board of Directors fees (2)	7,553	1,079	2,158	2,158	2,158
Total	$8,172,548	$8,008,233	$55,917	$54,199	$54,199
(1) Represents fees to be paid to ACM under the terms of the management agreements (Refer to Note 10 and Note 15 to the condensed consolidated financial statements).
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at June 30, 2016. We had interest rate swap contracts with an aggregate notional balance of $5,410,000, a weighted average swap rate of 1.65% and a weighted average term of 57 months at June 30, 2016.

Liquidity and Capital Resources

Cash provided by (used in) operating activities was $(245,258) and $110,936, respectively, for the six months ended June 30, 2016 and June 30, 2015. The decline in cash related to operating activities is primarily related to the overall decline in the size of our MBS portfolio, which caused a decrease in interest income. The losses on our derivatives was also a factor. Our average MBS portfolio was $10,410,274 and $14,357,457, respectively, for the six months ended June 30, 2016 and June 30, 2015, respectively.

At June 30, 2016, we financed our MBS portfolio with $7,971,642 of borrowings under repurchase agreements. Our leverage ratio at June 30, 2016, was 7.00 to 1. At June 30, 2016, we had a leverage ratio of 8.95 :1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At June 30, 2016, our liquidity totaled $507,241, consisting of $389,358 of cash plus $117,883 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our condensed consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at June 30, 2016 and December 31, 2015.

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

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds.

During the six months ended June 30, 2016, we purchased $1,045,336 of MBS using proceeds from repurchase agreements and principal repayments, of this amount $100,913 was payable at June 30, 2016. During the six months ended June 30, 2016, we received cash of $741,357 from prepayments and scheduled principal payments on our MBS. We had a net cash increase from our repurchase agreements of $4,188,446 for the six months ended June 30, 2016 and made cash interest payments of approximately $94,264 on our liabilities for the six months ended June 30, 2016. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $53,626 of cash collateral posted to counterparties at June 30, 2016 and increased our liability by $24,010 for cash collateral posted by counterparties at June 30, 2016.

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
April 2016
May 2016
June 2016
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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At June 30, 2016 and December 31, 2015, our total borrowings were $7,971,642 and $11,570,481 (excluding accrued interest), respectively. At June 30, 2016 and December 31, 2015, we had a leverage ratio of approximately 7.00:1 and 9.44:1, respectively. At June 30, 2016, we had a leverage ratio of 8.95 :1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and our ability to make timely portfolio adjustments, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, meet our financing obligations, pay fees under the management agreements and fund our distributions to stockholders and pay general corporate expenses.

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

Off-Balance Sheet Arrangements

At June 30, 2016 and December 31, 2015, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2016 and December 31, 2015, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the condensed consolidated financial statements for our significant accounting policies.

Valuation of MBS and Derivatives

 We carry our MBS and derivatives at fair value. Our Agency Securities are classified as available for sale, and therefore unrealized changes in fair value are reflected directly in total stockholders' equity as accumulated other comprehensive income or loss. Our Non-Agency Securities and Interest-only Securities are classified as trading securities, and therefore changes in fair value are reported in the condensed consolidated statements of operations as income or loss. We do not use hedge accounting for our derivatives for financial reporting purposes and therefore changes in fair value are reflected in net income as other gain or loss. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders’ equity will be lower. For example, rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

Fair value for the Agency Securities and Interest-only Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

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

Gains and Losses on Non-Agency Securities and Interest-Only Securities

We carry our Non-Agency Securities and Interest-Only Securities at fair value and reflect changes in those fair values in net income as other gains and losses.

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

Subsequent Events

See Note 18 to the condensed consolidated financial statements.

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

•	inflation or deflation;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for MBS;

•	changes in our business and investment strategy;

•	our failure to maintain an exemption from being regulated as a commodity pool operator;

•	our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;

•	the existence of conflicts of interest in our relationship with ACM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	our management's competing duties to other affiliated entities, which could result in decisions that are not in the best interest of our stockholders.

•	changes in personnel at ACM or the availability of qualified personnel at ACM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	the potential burdens on our business of maintaining our exclusion from the 1940 Act and possible consequences of losing that exemption;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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
“Board” means ARMOUR’s Board of Directors.
“Common Stock DRIP” means the Company's dividend reinvestment and stock purchase plan.
“CMBS” means commercial mortgage backed securities.
“CME” means the Chicago Mercantile Exchange.
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
“Interest-only Securities” means the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment.
“JAVELIN” means JAVELIN Mortgage Investment Corp., formerly a publicly-traded REIT. Since its acquisition on April 6, 2016, JAVELIN became a wholly-owned, qualified REIT subsidiary of ARMOUR and continues to be managed by ACM pursuant to the pre-existing management agreement between JAVELIN and ACM.
“LIBOR” means the London Interbank Offered Rate.
“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and “passes through” the principal and interest to the security holders on a pro rata basis.
“Merger” means the merger of JMI Acquisition Corporation ("Acquisition") with and into JAVELIN following the Tender Offer.
“MRA” means master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.

GLOSSARY OF TERMS

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
“SEC” means the Securities and Exchange Commission.
“TBA Agency Securities” means forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date.

“Tender Offer” means the tender offer by Acquisition to purchase all of the outstanding common stock of JAVELIN.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At June 30, 2016 and December 31, 2015, substantially all of our Agency Securities were purchased at a premium to par. At June 30, 2016, all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2016 and December 31, 2015. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

June 30, 2016

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(1.46)%	(0.43)%
0.50%	(0.94)%	(0.01)%
(0.50)%	7.95%	0.34%
(1.00)%	14.75%	0.12%

December 31, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(16.79)%	(0.08)%
0.50%	(8.22)%	0.16%
(0.50)%	15.27%	0.27%
(1.00)%	16.46%	(0.03)%

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

The above tables quantify the potential changes in net interest income and MBS portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2016 and December 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate consolidated statement of comprehensive income (loss).

All of our Non-Agency Securities and Interest-Only Securities are classified as trading securities. As such, they are reflected at fair value with the periodic adjustment to fair value reflected as part of “Other Income (Loss)” reported as part of the condensed consolidated statements of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2016. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. The Lenell, Curley, Heid and Harmon suits also name ACM as an additional defendant. All suits except for the Harmon suit also name JAVELIN as an additional defendant. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designating counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. On July 27, 2016, plaintiffs filed their opposition to the Motion to Dismiss. Defendants will respond with their reply on August 11, 2016, at which time the Motion to Dismiss will be fully briefed and ripe for ruling from the Court.

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

Nine putative class action lawsuits have been filed in connection with the Tender Offer and Merger for JAVELIN (see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions”. All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and Acquisition as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designating counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. On July 27, 2016, plaintiffs filed their opposition to the Motion to Dismiss. Defendants will respond with their reply on August 11, 2016, at which time the Motion to Dismiss will be fully briefed and ripe for ruling from the Court.

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

August 2, 2016	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)
99.1	Risk Factors relating to JAVELIN Mortgage Investment Corp. (1)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.