Form 10-Q
period 2016-09-30
Armour Residential REIT, Inc.
filed 2016-11-02
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

The number of outstanding shares of the Registrant’s common stock as of November 1, 2016 was 36,713,354.

ARMOUR Residential REIT, Inc. and Subsidiaries
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2016	December 31, 2015
Assets
Cash	$401,825	$289,925
Cash collateral posted to counterparties	281,397	263,799
Agency Securities, available for sale, at fair value (including pledged securities of $6,913,094 at September 30, 2016 and $12,109,868 at December 31, 2015)	7,041,228	12,461,556
Non-Agency Securities, trading, at fair value (including pledged securities of $1,001,319 at September 30, 2016 and $0 at December 31, 2015)	1,001,319	—
Interest-Only Securities, trading, at fair value	95,918	—
Derivatives, at fair value	10,194	999
Principal payments receivable	—	37
Accrued interest receivable	19,271	34,500
Prepaid and other	3,850	4,461
Total Assets	$8,855,002	$13,055,277
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$7,360,670	$11,570,481
Cash collateral posted by counterparties	15,496	—
Derivatives, at fair value	243,223	233,301
Accrued interest payable- repurchase agreements	6,025	7,724
Accounts payable and other accrued expenses	9,271	18,605
Total Liabilities	$7,634,685	$11,830,111

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 36,713 and 36,682 shares issued and outstanding at September 30, 2016 and December 31, 2015	37	37
Additional paid-in capital	2,560,021	2,559,361
Accumulated deficit	(1,505,020)	(1,266,938)
Accumulated other comprehensive income (loss)	165,271	(67,302)
Total Stockholders’ Equity	$1,220,317	$1,225,166
Total Liabilities and Stockholders’ Equity	$8,855,002	$13,055,277

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest Income:
Agency Securities, net of amortization of premium and fees	$44,544	$85,643	$178,733	$276,896
Non-Agency Securities, including discount accretion	12,969	—	23,148	—
Interest-Only Securities	852	—	855	—
Total Interest Income	$58,365	$85,643	$202,736	$276,896
Interest expense- repurchase agreements	(17,040)	(14,431)	(54,464)	(42,539)
Net Interest Income	$41,325	$71,212	$148,272	$234,357
Other Income (Loss):
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income (loss))	2,421	69	18,937	1,562
Gain on Non-Agency Securities	39,522	—	53,795	—
Loss on Interest-Only Securities	(1,105)	—	(2,348)	—
Bargain purchase price on acquisition of JAVELIN	—	—	6,484	—
Subtotal	$40,838	$69	$76,868	$1,562
Realized gain (loss) on derivatives (1)	19,816	(17,400)	(338,804)	(69,280)
Unrealized gain (loss) on derivatives	25,824	(266,074)	2,907	(287,905)
Subtotal	$45,640	$(283,474)	$(335,897)	$(357,185)
Total Other Income (Loss)	$86,478	$(283,405)	$(259,029)	$(355,623)
Expenses:
Management fees	6,521	6,851	19,549	20,595
Professional fees	1,090	878	4,756	2,329
Insurance	283	174	727	516
Compensation	530	543	1,636	1,731
Other	691	914	2,188	2,566
Total Expenses	$9,115	$9,360	$28,856	$27,737
Net Income (Loss)	$118,688	$(221,553)	$(139,613)	$(149,003)
Dividends on preferred stock	(3,905)	(3,905)	(11,716)	(11,716)
Net Income (Loss) related to common stockholders	$114,783	$(225,458)	$(151,329)	$(160,719)
Net Income (Loss) per share related to common stockholders (Note 13):
Basic	$3.13	$(5.18)	$(4.12)	$(3.68)
Diluted	$3.12	$(5.18)	$(4.12)	$(3.68)
Dividends declared per common share	$0.66	$0.98	$2.36	$2.90
Weighted average common shares outstanding:
Basic	36,703	43,561	36,693	43,709
Diluted	36,746	43,561	36,693	43,709
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 9 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income (Loss)	$118,688	$(221,553)	$(139,613)	$(149,003)
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(2,421)	(69)	(18,937)	(1,562)
Net unrealized gain (loss) on available for sale Agency Securities	(7,526)	137,312	251,510	5,241
Other comprehensive income (loss)	$(9,947)	$137,243	$232,573	$3,679
Comprehensive Income (Loss)	$108,741	$(84,310)	$92,960	$(145,324)

See notes to the condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,682	$37	$2,369,642	$2,559,361	$(1,266,938)	$(67,302)	$1,225,166
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(3,373)	—	(3,373)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(8,343)	—	(8,343)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(86,753)	—	(86,753)
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	31	—	660	660	—	—	660
Net Loss	—	—	—	—	—	—	—	—	—	—	(139,613)	—	(139,613)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	232,573	232,573
Balance, September 30, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,713	$37	$2,370,302	$2,560,021	$(1,505,020)	$165,271	$1,220,317

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net Loss	$(139,613)	$(149,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	60,127	85,203
Accretion of net discount on Non-Agency Securities	(1,336)	—
Net amortization of Interest-Only Securities	3,682	—
Realized gain on sale of Agency Securities	(18,937)	(1,562)
Gain on Non-Agency Securities	(53,795)	—
Loss on Interest-Only Securities	2,348	—
Stock based compensation	660	717
Bargain purchase price on acquisition of JAVELIN	(6,484)	—
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	16,597	4,348
(Increase) decrease in prepaid and other assets	1,440	(3,195)
(Increase) decrease in derivatives, at fair value	(16,825)	260,340
Decrease in accrued interest payable- repurchase agreements	(2,612)	(3,082)
Decrease in accounts payable and other accrued expenses	(16,951)	(13,278)
Net cash provided by (used in) operating activities	$(171,699)	$180,488
Cash Flows From Investing Activities:
Purchases of Agency Securities	(391,277)	(3,485,806)
Purchases of Non-Agency Securities	(760,666)	—
Purchases of Interest-Only Securities	(101,947)	—
Principal repayments of Agency Securities	1,020,179	1,486,497
Principal repayments of Non-Agency Securities	37,698	—
Proceeds from sales of Agency Securities	5,428,174	3,395,902
Increase (decrease) in cash collateral	22,499	(333,103)
Net cash used in the acquisition of JAVELIN	(73,174)	—
Net cash provided by investing activities	$5,181,486	$1,063,490
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	—	124
Proceeds from repurchase agreements	108,505,750	64,947,629
Principal repayments on repurchase agreements	(113,305,168)	(66,233,977)
Series A Preferred stock dividends paid	(3,373)	(3,373)
Series B Preferred stock dividends paid	(8,343)	(8,343)
Common stock dividends paid	(86,753)	(127,669)
Common stock repurchased	—	(36,441)
Net cash used in financing activities	$(4,897,887)	$(1,462,050)
Net increase (decrease) in cash	111,900	(218,072)
Cash - beginning of period	289,925	494,561
Cash - end of period	$401,825	$276,489
Supplemental Disclosure:
Cash paid during the period for interest	$130,758	$184,928
Non-Cash Investing and Financing Activities:
Net unrealized gain on available for sale Agency Securities	$251,510	$5,241
Amounts payable for common stock repurchased	$—	$(9,530)

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 1 -Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective July 31, 2015. Operating results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

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

We are a Maryland corporation incorporated in 2008. ARMOUR and its subsidiaries, including JAVELIN are managed by ACM, an investment advisor registered with the SEC (see Note 10 -Commitments and Contingencies and Note 15 -Related Party Transactions for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), or a government agency such as Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Interest-only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, “Non-Agency Securities”).  Agency Securities, Non-Agency Securities and Interest-only Securities are collectively referred to as “MBS”.

At September 30, 2016 and December 31, 2015, investments in Agency Securities accounted for 86.5% and 100.0% of our MBS portfolio, respectively. During the first quarter of 2016, we began to invest in Non-Agency Securities. At September 30, 2016, investments in Non-Agency Securities accounted for 12.3% of our MBS portfolio. During the second quarter of 2016, we began to invest in Interest-only Securities. At September 30, 2016, investments in Interest-only Securities accounted for 1.2% of our MBS portfolio.

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

Agency Securities, Available For Sale - At September 30, 2016 and December 31, 2015, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

Non-Agency Securities, Trading - At September 30, 2016, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Interest-only Securities, Trading - At September 30, 2016, all of our Interest-only Securities were classified as trading securities. Interest-only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2016 and December 31, 2015.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at September 30, 2016 and December 31, 2015.

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

Reclassification

Certain amounts included in other expenses in the first and second quarters of 2016 have been reclassified to Interest Income Agency Securities. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect the Reverse Stock Split, which was effective July 31, 2015. No other reclassifications have been made to previously reported amounts.

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

In July 2016 the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off–balance sheet credit, exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company is assessing the impact of this standard but does not expect it to have significant impact on the consolidated financial statements.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2016 and December 31, 2015, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At September 30, 2016, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

Interest-Only Securities Trading - The fair value for the Interest-Only Securities in our MBS portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2016, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016
Assets at Fair Value:
Agency Securities, available for sale	$—	$7,041,228	$—	$7,041,228
Non-Agency Securities, trading	$—	$—	$1,001,319	$1,001,319
Interest-Only Securities, trading	$—	$95,918	$—	$95,918
Derivatives	$—	$10,194	$—	$10,194
Liabilities at Fair Value:
Derivatives	$—	$243,223	$—	$243,223

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the quarter and nine months ended September 30, 2016.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at September 30, 2016 and December 31, 2015.

September 30, 2016			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$401,825	$401,825	$401,825	$—	$—
Cash collateral posted to counterparties	$281,397	$281,397	$—	$281,397	$—
Accrued interest receivable	$19,271	$19,271	$—	$19,271	$—
Financial Liabilities:
Repurchase agreements	$7,360,670	$7,360,670	$—	$7,360,670	$—
Cash collateral posted by counterparties	$15,496	$15,496	$—	$15,496	$—
Accrued interest payable- repurchase agreements	$6,025	$6,025	$—	$6,025	$—

December 31, 2015			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$289,925	$289,925	$289,925	$—	$—
Cash collateral posted to counterparties	$263,799	$263,799	$—	$263,799	$—
Principal payments receivable	$37	$37	$—	$37	$—
Accrued interest receivable	$34,500	$34,500	$—	$34,500	$—
Financial Liabilities:
Repurchase agreements	$11,570,481	$11,570,481	$—	$11,570,481	$—
Accrued interest payable- repurchase agreements	$7,724	$7,724	$—	$7,724	$—

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at September 30, 2016. We did not have Level 3 assets at December 31, 2015.

	For the Quarter Ended	For the Nine Months Ended
Non-Agency Securities	September 30, 2016	September 30, 2016
Balance, beginning of period	$916,571	$—
Non-Agency Securities acquired in the acquisition of JAVELIN, at fair value	—	223,220
Purchases of Non-Agency Securities, at cost	68,186	760,666
Principal repayments of Non-Agency Securities	(23,707)	(37,698)
Gain on Non-Agency Securities	39,522	53,795
Discount accretion	747	1,336
Balance, end of period	$1,001,319	$1,001,319
Gain on Non-Agency Securities	$39,522	$53,795

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at September 30, 2016. We did not have Level 3 assets at December 31, 2015.

September 30, 2016

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	1.74%	40.90%
Loss severity (life)	0.00%	23.00%	75.73%
Discount rate	2.38%	4.08%	7.84%
Delinquency (life)	0.00%	4.14%	47.09%
Voluntary prepayments (life)	1.56%	15.71%	28.14%

The table above includes the effects of the structural elements of our Non-Agency Securities, such as subordination and over collateralization or insurance. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of cumulative default is accompanied by a directionally similar change in the assumption used for the delinquency and loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates for the life of the security. However, given the interrelationship between loss estimates and the discount rate, overall Non-Agency Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At September 30, 2016 and December 31, 2015, investments in Agency Securities accounted for 86.5% and 100.0% of our MBS portfolio.

We evaluated our Agency Securities with unrealized losses at September 30, 2016, September 30, 2015 and December 31, 2015, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters and nine months ended September 30, 2016 and September 30, 2015 and for the year ended December 31, 2015, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

At September 30, 2016, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at September 30, 2016 are also presented below. Our Agency Securities had a weighted average coupon of 3.53% at September 30, 2016.

September 30, 2016	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$39,700	$(93)	$351	$39,958	0.57%
Multi-Family MBS	1,473,296	—	83,738	1,557,034	22.11
10 Year Fixed	96,512	(376)	866	97,002	1.38
15 Year Fixed	2,728,932	(10)	45,721	2,774,643	39.41
20 Year Fixed	590,738	(6)	5,520	596,252	8.47
25 Year Fixed	11,956	—	113	12,069	0.17
30 Year Fixed	1,120,524	—	20,065	1,140,589	16.20
Total Fannie Mae	$6,061,658	$(485)	$156,374	$6,217,547	88.31%

Freddie Mac
10 Year Fixed	50,846	(79)	864	51,631	0.73
15 Year Fixed	372,397	—	7,714	380,111	5.40
20 Year Fixed	218,072	(3)	1,322	219,391	3.12
25 Year Fixed	123,857	—	360	124,217	1.76
Total Freddie Mac	$765,172	$(82)	$10,260	$775,350	11.01%

Ginnie Mae
ARMs & Hybrids	48,832	(823)	3	48,012	0.68
15 Year Fixed	295	—	24	319	0.00
Total Ginnie Mae	$49,127	$(823)	$27	$48,331	0.68%
Total Agency Securities	$6,875,957	$(1,390)	$166,661	$7,041,228	100.00%

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

The following table summarizes the weighted average lives of our Agency Securities at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$8	$9	$19	$19
Greater than or equal to one year and less than three years	60,891	60,792	30,189	30,375
Greater than or equal to three years and less than five years	4,247,064	4,184,635	6,037,851	6,039,218
Greater than or equal to five years	2,733,265	2,630,521	6,393,497	6,459,246
Total Agency Securities	$7,041,228	$6,875,957	$12,461,556	$12,528,858

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at September 30, 2016 and December 31, 2015 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016	$60,563	$(322)	$58,538	$(1,068)	$119,101	$(1,390)
December 31, 2015	$7,105,363	$(58,799)	$1,861,211	$(33,439)	$8,966,574	$(92,238)

During the quarter and nine months ended September 30, 2016, we sold $460,169 and $5,428,174 of Agency Securities, which resulted in realized gains of $2,421 and $18,937, respectively. During the quarter and nine months ended September 30, 2015, we sold $331,196 and $3,148,831 of Agency Securities, which resulted in realized gains of $69 and $1,562, respectively. Sales of Agency Securities are done to reposition our MBS portfolio and to reach our target level of liquidity.

Note 7 -Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the condensed consolidated statements of operations in the period in which they occur. At September 30, 2016, investments in Non-Agency Securities accounted for 12.3% of our MBS portfolio.

The components of the carrying value of our Non-Agency Securities at September 30, 2016 are presented in the table below.

	Non-Agency Securities
September 30, 2016	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$753,901	$703,932	$716,916	5.08%
NPL/RPL	134,850	133,443	134,329	3.80%
Legacy Prime Fixed	20,868	20,029	25,381	6.01%
Legacy ALTA Fixed	62,114	59,619	78,901	5.85%
Legacy Prime Hybrid	12,098	11,567	14,198	2.65%
Legacy ALTA Hybrid	6,118	5,927	7,263	3.02%
New Issue Prime Fixed Non-Agency	11,370	10,802	11,405	3.66%
Total Non-Agency Securities	$1,001,319	$945,319	$988,393	4.93%

The following table summarizes the weighted average lives of our Non-Agency Securities at September 30, 2016

	September 30, 2016
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost
Less than one year	$—	$—
Greater than or equal to one year and less than three years	216,630	210,023
Greater than or equal to three years and less than five years	460,256	433,484
Greater than or equal to five years	324,433	301,812
Total Non-Agency Securities	$1,001,319	$945,319

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at September 30, 2016 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

At September 30, 2016, we had no Non-Agency Securities in an unrealized losses position less than or greater than twelve months.

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at September 30, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 8 -Repurchase Agreements

At September 30, 2016, we had MRAs with 42 counterparties and had $7,360,670 in outstanding borrowings with 27 of those counterparties. At December 31, 2015, we had MRAs with 38 counterparties and had $11,570,481 in outstanding borrowings with 26 of those counterparties.

The following table represents the contractual repricing regarding our repurchase agreements to finance our MBS purchases at September 30, 2016 and December 31, 2015. No amounts below are subject to offsetting.

September 30, 2016	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$6,601,439	0.73%	19	4.80%
Non-Agency Securities	735,912	2.21%	33	23.75%
U.S. Treasury Securities	23,319	0.46%	0	0.00%
Total or Weighted Average	$7,360,670	0.88%	21	6.68%
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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

	September 30, 2016		December 31, 2015
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$5,819,944	0.82%	$8,089,403	0.55%
31 days to 60 days	1,360,336	0.96%	2,487,174	0.57%
61 days to 90 days	180,390	1.87%	343,904	0.71%
Greater than 90 days	—	—%	650,000	0.67%
Total or Weighted Average	$7,360,670	0.88%	$11,570,481	0.57%

At September 30, 2016, 10 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 61.5% of our repurchase agreement borrowings outstanding at September 30, 2016. At December 31, 2015, we had 8 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 53.5% of our repurchase agreement borrowings at December 31, 2015. At September 30, 2016 and December 31, 2015, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

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

Futures Contracts are traded on the CME which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities and these requirements may vary and change over time based on the market value, notional amount and remaining term of the Futures Contracts. In the event we would be unable to meet a margin call under a Futures Contract, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables present information about our derivatives at September 30, 2016 and December 31, 2015.

September 30, 2016

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	9	0.54%	$150,000	$—	$(46)
Interest rate swap contracts	13-24 Months	16	0.73%	100,000	—	(446)
Interest rate swap contracts	37-48 Months	38	1.48%	2,410,000	—	(78,270)
Interest rate swap contracts	61-72 Months	64	2.04%	275,000	—	(20,999)
Interest rate swap contracts	73-84 Months	77	2.10%	1,425,000	—	(77,524)
Interest rate swap contracts	109-120 Months	113	2.24%	550,000	—	(65,938)
TBA Agency Securities	—	—	—	2,650,000	10,194	—
Total or Weighted Average				$7,560,000	$10,194	$(243,223)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2015

Derivative Type (4)	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	19	0.63%	$350,000	$265	$(87)
Interest rate swap contracts	25-36 Months	27	1.16%	700,000	192	(1,633)
Interest rate swap contracts	37-48 Months	47	1.46%	2,000,000	—	(18,120)
Interest rate swap contracts	49-60 Months	49	1.53%	350,000	—	(3,085)
Interest rate swap contracts	73-84 Months	75	2.05%	1,025,000	—	(26,047)
Interest rate swap contracts	85-96 Months	86	2.11%	1,375,000	—	(23,543)
Interest rate swap contracts	109-120 Months	108	2.66%	1,000,000	—	(92,927)
Interest rate swap contracts	121-132 Months	123	2.30%	2,000,000	—	(67,858)
Basis swap contracts (2)	0-60 Months	22	0.22%	2,000,000	542	(1)
Total or Weighted Average				$10,800,000	$999	$(233,301)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.
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

The following tables present information about interest rate swap contracts and basis swap contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at September 30, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

September 30, 2016		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$—	$(243,223)	$276,927	$33,704
Agency Securities TBA	10,194	—	(3,627)	6,567
Totals	$10,194	$(243,223)	$273,300	$40,271

September 30, 2016		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(243,223)	$243,223	$—	$—
Totals	$(243,223)	$243,223	$—	$—

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

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters and nine months ended September 30, 2016 and September 30, 2015.

		Income (Loss) Recognized
		For the Quarter Ended		For the Nine Months Ended
Derivatives	Location on condensed consolidated statements of operations	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate swap contracts:
Realized gain (loss)	Realized gain (loss) on derivatives	$(419)	$—	$(326,411)	$28,346
Interest income	Realized gain (loss) on derivatives	6,836	2,837	18,741	10,262
Interest expense	Realized gain (loss) on derivatives	(22,670)	(24,864)	(70,826)	(101,825)
Changes in fair value	Unrealized gain (loss) on derivatives	45,154	(294,394)	(6,626)	(305,732)
		$28,901	$(316,421)	$(385,122)	$(368,949)
Futures Contracts:
Realized loss	Realized gain (loss) on derivatives	—	—	—	(184)
Changes in fair value	Unrealized gain (loss) on derivatives	—	—	—	180
		$—	$—	$—	$(4)
Basis swap contracts:
Realized gain	Realized gain (loss) on derivatives	—	—	1,468	—
Interest income	Realized gain (loss) on derivatives	—	—	2,617	—
Interest expense	Realized gain (loss) on derivatives	—	—	(3,116)	—
Changes in fair value	Unrealized gain (loss) on derivatives	—	241	(661)	(817)
		$—	$241	$308	$(817)
TBA Agency Securities:
Realized gain	Realized gain (loss) on derivatives	36,069	4,627	38,723	(5,879)
Changes in fair value	Unrealized gain (loss) on derivatives	(19,330)	28,079	10,194	18,464
		$16,739	$32,706	$48,917	$12,585
Totals		$45,640	$(283,474)	$(335,897)	$(357,185)

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 10 -Commitments and Contingencies

Management Agreements with ACM

ARMOUR and its subsidiaries, including JAVELIN are managed by ACM, pursuant to management agreements see also Note 15, “Related Party Transactions”. The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM, see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. At September 30, 2016 and September 30, 2015, the effective ARMOUR management fee was 1.05%, and 1.04% based on gross equity raised of $2,469,368 and $2,620,950, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2016 and December 31, 2015.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN (see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. The Motion to Dismiss is fully briefed and ripe for ruling from the Court.

Each of ARMOUR, JAVELIN, ACM and the Individual Defendants intends to defend the claims made in these lawsuits vigorously; however, there can be no assurance that any of ARMOUR, JAVELIN, ACM or the Individual Defendants will prevail in its defense of any of these lawsuits to which it is a party. An unfavorable resolution of any such litigation surrounding the Transactions may result in monetary damages being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN and the cost of defending the litigation, even if resolved favorably, could be substantial. Due to the preliminary nature all of these suits, ARMOUR is not able at this time to estimate their outcome.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 11 -Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan.

On May 8, 2014, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 2,000 to 15,000 shares and the Plan was amended accordingly. In connection with the Reverse Stock Split, the number of shares of common stock issuable under the Plan was properly adjusted to 1,875 shares to reflect the Reverse Stock Split.

Transactions related to awards for the nine months ended September 30, 2016 are summarized below:

	September 30, 2016
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	78	$48.85
Vested	(35)	$56.20
Unvested RSU Awards Outstanding end of period	43	$43.86

At September 30, 2016, there was approximately $980 of unvested stock based compensation related to the Awards (based on the September 30, 2016 stock price of $22.54 per share), that we expect to recognize as an expense over the remaining average service period of 0.4 years. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 12 -Stockholders' Equity

Preferred Stock

At September 30, 2016 and December 31, 2015, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At September 30, 2016, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At September 30, 2016 and December 31, 2015, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at September 30, 2016. At September 30, 2016 and December 31, 2015, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At September 30, 2016 and December 31, 2015, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 560 at September 30, 2016. At September 30, 2016 and December 31, 2015, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

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

At September 30, 2016 and December 31, 2015, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 36,713 shares of common stock issued and outstanding at September 30, 2016 and 36,682 shares of common stock issued and outstanding at December 31, 2015.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the “Repurchase Program”) to 50,000 shares of our common stock outstanding (on a pre-reverse stock split basis). On July 28, 2015, our Board of Directors increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. At September 30, 2016, there were 1,874 authorized shares remaining under the Repurchase Program. During the nine months ended September 30, 2016, we did not repurchase any common shares under the Repurchase Program.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Dividends

The following tables present our common stock dividend transactions for the nine months ended September 30, 2016.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.33	$12,131
February 15, 2016	February 26, 2016	$0.33	12,131
March 15, 2016	March 28, 2016	$0.33	12,131
April 15, 2016	April 27, 2016	$0.27	9,925
May 16, 2016	May 27, 2016	$0.22	8,087
June 15, 2016	June 29, 2016	$0.22	8,087
July 15, 2016	July 27, 2016	$0.22	8,087
August 15, 2016	August 29, 2016	$0.22	8,087
September 15, 2016	September 27, 2016	$0.22	8,087
Total dividends paid			$86,753

The following tables present our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2016.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.17	$374.8
February 15, 2016	February 26, 2016	$0.17	374.8
March 15, 2016	March 28, 2016	$0.17	374.8
April 15, 2016	April 27, 2016	$0.17	374.8
May 15, 2016	May 27, 2016	$0.17	374.8
June 15, 2016	June 27, 2016	$0.17	374.8
July 15, 2016	July 27, 2016	$0.17	374.8
August 15, 2016	August 29, 2016	$0.17	374.8
September 15, 2016	September 27, 2016	$0.17	374.8
Total dividends paid			$3,373

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables present our Series B Preferred Stock dividend transactions for the nine months ended September 30, 2016.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.16	$927
February 15, 2016	February 26, 2016	$0.16	927
March 15, 2016	March 28, 2016	$0.16	927
April 15, 2016	April 27, 2016	$0.16	927
May 15, 2016	May 27, 2016	$0.16	927
June 15, 2016	June 27, 2016	$0.16	927
July 15, 2016	July 27, 2016	$0.16	927
August 15, 2016	August 29, 2016	$0.16	927
September 15, 2016	September 27, 2016	$0.16	927
Total dividends paid			$8,343

Note 13 -Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters and nine months ended September 30, 2016, and September 30, 2015.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income (Loss)	$118,688	$(221,553)	$(139,613)	$(149,003)
Less: Preferred dividends	(3,905)	(3,905)	(11,716)	(11,716)
Net income (loss) related to common stockholders	$114,783	$(225,458)	$(151,329)	$(160,719)

Weighted average common shares outstanding – basic	36,703	43,561	36,693	43,709
Add: Effect of dilutive non-vested awards, assumed vested	43	—	—	—
Weighted average common shares outstanding – diluted	36,746	43,561	36,693	43,709

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 14 -Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters and nine months ended September 30, 2016 and September 30, 2015.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
GAAP net income (loss)	$118,688	$(221,553)	$(139,613)	$(149,003)
Book to tax differences:
Non-Agency Securities	(40,249)	—	(54,767)	—
Interest-Only Securities	438	—	1,681	—
Changes in interest rate contracts	(61,473)	261,447	283,314	265,438
Gains on Security Sales	(2,421)	(69)	(18,937)	(1,562)
Amortization of deferred hedging costs	(13,226)	(1,836)	(34,583)	(4,929)
Bargain purchase price on acquisition of JAVELIN	—	—	(6,484)	—
Other	2	3	14	11
Estimated REIT taxable income	$1,759	$37,992	$30,625	$109,955

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

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2016 by approximately $174,376, or approximately $4.75 per common share (based on the 36,713 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $98,469 and $139,385 for the nine months ended September 30, 2016 and September 30, 2015, respectively. Our estimated REIT taxable income available to pay dividends was $30,625 and $109,955 for the nine months ended September 30, 2016 and September 30, 2015, respectively. Our taxable REIT income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of taxable REIT income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders.

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

In accordance with management agreements, we incurred $6,521 and $19,549 in management fees for the quarter and nine months ended September 30, 2016. For the quarter and nine months ended September 30, 2015, we incurred $6,851 and $20,595 in management fees. In accordance with the JAVELIN management agreement, we paid management fees of $565 and $1,092, for the quarter and nine months ended September 30, 2016, reducing the liability recorded upon acquisition.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the quarter and nine months ended September 30, 2016, we reimbursed ACM $362 and $1,245, respectively, for other expenses incurred on our behalf. For the quarter and nine months ended September 30, 2015, we reimbursed ACM $480 and $1,352, respectively, for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. No new awards have been granted since 2013. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $123 and $351 for the quarter and nine months ended September 30, 2016 and $140 and $477 for the quarter and nine months ended September 30, 2015.

Note 16 -Acquisition of JAVELIN Mortgage Investment Corp.

On March 1, 2016, we entered into an agreement to purchase all of the outstanding common stock of JAVELIN and commenced a Tender Offer for cash at a price of $7.18, without interest and less any applicable withholding taxes. On April 1, 2016, the Tender Offer expired as the minimum condition was successfully met as greater than 50% of the total outstanding shares of common shares were validly tendered and not withdrawn. On April 6, 2016, we completed our acquisition of all of the outstanding common stock of JAVELIN upon the merger of Acquisition with and into JAVELIN, for cash consideration of $85,200. Subsequently, JAVELIN became a wholly-owned subsidiary of ARMOUR and continues to be managed by ACM pursuant to the pre-existing management agreement between JAVELIN and ACM. The acquisition expanded and diversified our investment portfolio. JAVELIN's complementary assets provided us with investment opportunities in Non-Agency MBS.

We recognized JAVELIN’s assets and liabilities (including JAVELIN’s liability under JAVELIN’s management agreement with ACM) at their fair values on the date of the Merger. None of the bargain purchase price reflected in the table below was included in income for income tax purposes.

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

From the date of the acquisition, total interest income of $4,882 and $10,013 and net income of $6,931 and $10,150 are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and nine months ended September 30, 2016, respectively. Total identifiable net assets of $102,846 are included in the condensed consolidated balance sheet for the period ended September 30, 2016.

We recognized a gain of $6,484 which is included in Other Income (Loss) in our condensed consolidated statements of operations for the nine months ended September 30, 2016 as the amount of the identifiable net assets acquired above exceeded the value of the consideration transferred.

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

Note 18 -Subsequent Events

Dividends

On October 27, 2016, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on October 15, 2016. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable November 28, 2016 to holders of record on November 15, 2016 and payable December 27, 2016 to holders of record on December 15, 2016.

On October 27, 2016, a cash dividend of $0.22 per outstanding common share, or $8,087 in the aggregate, was paid to holders of record on October 14, 2016. We have also declared cash dividends of $0.22 per outstanding common share payable November 15, 2016 to holders of record on November 29, 2016.

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

Overview

ARMOUR and its subsidiaries, including JAVELIN, are managed by ACM, an investment advisor registered with the SEC. See Note 10 and Note 15 to the condensed consolidated financial statements for further details. We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae or Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Interest-Only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance.

At September 30, 2016 and December 31, 2015, investments in Agency Securities accounted for 86.5% and 100% of our MBS portfolio, respectively. During the first quarter of 2016, we began to invest in Non-Agency Securities. At September 30, 2016, investments in Non-Agency Securities accounted for 12.3% of our MBS portfolio. During the second quarter of 2016, we began to invest in Interest-Only Securities. At September 30, 2016, investments in Interest-Only Securities accounted for 1.2% of our MBS portfolio. Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities, Non-Agency Securities and Interest-Only Securities.

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

Acquisition of JAVELIN

On April 6, 2016, we completed the acquisition of JAVELIN for an aggregate of approximately $85,200 in cash. From the date of the acquisition, total interest income of $4,882 and $10,013 and net income of $6,931 and $10,150, were included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and nine months ended September 30, 2016, respectively. Total identifiable net assets of $102,846 are included in the condensed consolidated balance sheet for the period ended September 30, 2016 as well as a non-taxable gain of $6,484 as a result of the acquisition for the nine months ended September 30, 2016. See Note 16 to the condensed consolidated financial statements for further details.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. We invest in financial assets and markets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We look to invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Non-Agency Securities, non-prime mortgage loans and unrated equity tranches of CMBS. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses. We are exposed to changing credit spreads, which could result in declines in the fair value of our investments. We believe ACM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our assets that are purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Prepayments on MBS and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic and geographic factors, policy decisions by regulators, as well as other factors beyond our control. To the extent we hold MBS acquired at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our MBS will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may decline. The climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

Short-term Interest Rates and Funding Costs

On December 16, 2015, the Fed raised its target range for the Federal Funds Rate to between 0.25% and 0.50%. At the Fed meetings to date in 2016, the Fed has decided to maintain the federal funds rate in the same target range. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from September 30, 2014 to September 30, 2016.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. During 2015, interest rate swap rates declined more than U.S. Treasury interest rates, causing the interest rate swap spread to be negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. The market conditions continued during the nine months ended September 30, 2016. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our MBS. As of September 30, 2016 and December 31, 2015, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations:

	For the Quarter Ended		For the Nine Months Ended		Change vs. Prior Periods
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Quarter	YTD
Net Interest Income	$41,325	$71,212	$148,272	$234,357	(41.97)%	(36.73)%
Total Other Income (Loss)	86,478	(283,405)	(259,029)	(355,623)	130.51%	27.16%
Total Expenses	9,115	9,360	28,856	27,737	(2.62)%	4.03%
Net Income (Loss)	$118,688	$(221,553)	$(139,613)	$(149,003)	153.57%	6.30%
Dividends on preferred stock	(3,905)	(3,905)	(11,716)	(11,716)	0.00%	0.00%
Net Income (Loss) related to common stockholders	$114,783	$(225,458)	$(151,329)	$(160,719)	150.91%	5.84%
Net income (loss) per share related to common stockholders, basic	$3.13	$(5.18)	$(4.12)	$(3.68)	160.42%	(11.96)%
Net income (loss) per share related to common stockholders, diluted	$3.12	$(5.18)	$(4.12)	$(3.68)	160.23%	(11.96)%

The increase in our interest expense on repurchase agreements combined with the decrease in our MBS portfolio, led to a decline in net interest income. The decline in net interest income combined with our net gains on MBS, and net gains (losses) on derivatives in 2016 were the main factors for the change in net income (loss) for the quarter and nine months ended September 30, 2016, as compared to the quarter and nine months ended September 30, 2015.

Net Interest Income

	For the Quarter Ended		For the Nine Months Ended		Change vs. Prior Periods
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Quarter	YTD
Agency Securities, net of amortization of premium and fees	$44,544	$85,643	$178,733	$276,896	(47.99)%	(35.45)%
Non-Agency Securities, including discount accretion	12,969	—	23,148	—	100.00%	100.00%
Interest-Only Securities	852	—	855	—	100.00%	100.00%
Interest expense- repurchase agreements	(17,040)	(14,431)	(54,464)	(42,539)	(18.08)%	(28.03)%
Net Interest Income	$41,325	$71,212	$148,272	$234,357	(41.97)%	(36.73)%

Net interest income is a function of both our MBS portfolio size, asset yield and repurchase agreements expense and net interest rate spread.

2016 vs. 2015

•	Our nine month average MBS portfolio decreased by 21.4% from $13,985,885 at September 30, 2015 to $10,987,375 at September 30, 2016.

•
Our asset yields increased by 0.08% and our interest expense on our repurchase agreements increased by 0.15% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

•
Our nine month net interest rate spread increased by 0.06% from 1.33% at September 30, 2015 to 1.39% at September 30, 2016. The increase in the interest rate spread from 2015 to 2016, as well as the decrease in our MBS portfolio resulted in decreased net interest income.

At September 30, 2016 and December 31, 2015, our Agency Securities in our MBS portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.8% and 104.9%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio for the quarterly periods presented.

MBS	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
MBS portfolio:
September 30, 2016	2.69%	1.25%	1.44%	0.88%
June 30, 2016	2.68%	1.33%	1.35%	0.79%
March 31, 2016	2.73%	1.36%	1.37%	0.67%
December 31, 2015	2.71%	1.13%	1.58%	0.52%
September 30, 2015	2.56%	1.12%	1.44%	0.44%
June 30, 2015	2.60%	1.24%	1.36%	0.40%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis.

Other Income (Loss)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Realized gain on sale of Agency Securities (reclassified from Other comprehensive income)	$2,421	$69	$18,937	$1,562
Gain on Non-Agency Securities	39,522	—	53,795	—
Loss on Interest-Only Securities	(1,105)	—	(2,348)	—
Bargain purchase price on acquisition of JAVELIN	—	—	6,484	—
Subtotal	$40,838	$69	$76,868	$1,562
Realized gain (loss) on derivatives	19,816	(17,400)	(338,804)	(69,280)
Unrealized gain (loss) on derivatives	25,824	(266,074)	2,907	(287,905)
Subtotal	$45,640	$(283,474)	$(335,897)	$(357,185)
Total Other Income (Loss)	$86,478	$(283,405)	$(259,029)	$(355,623)

2016 vs. 2015

•
Gains on Agency Securities resulted from the sales of Agency Securities during the quarter and nine months ended September 30, 2016 of $460,169 and $5,428,174 compared to $331,196 and $3,148,831 during the quarter and nine months ended September 30, 2015. At September 30, 2016 and September 30, 2015, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters and nine months ended September 30, 2016 and September 30, 2015, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist.

•	Gain on Non-Agency Securities resulted from the change in fair value of the securities.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	We decreased our total interest rate swap contracts aggregate notional balance from $12,325,000 at September 30, 2015 to $4,910,000 at September 30, 2016.

◦	We decreased our total basis swap contracts aggregate notional balance from $2,000,000 at September 30, 2015 to $0 at September 30, 2016.

◦	We increased our total TBA Agency Securities aggregate notional balance from $1,600,000 at September 30, 2015 to $2,650,000 at September 30, 2016.

•	Loss on Interest-Only Securities resulted from a decrease in the fair value of these securities.

•
Bargain purchase price on acquisition of JAVELIN of $6,484 for the nine months ended September 30, 2016, resulted from the acquisition of JAVELIN as discussed in Note 16 to the condensed consolidated financial statements.

Expenses

	For the Quarter Ended		For the Nine Months Ended		Change vs. Prior Periods
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Quarter	YTD
Management fees	$6,521	$6,851	$19,549	$20,595	(4.82)%	(5.08)%
Professional fees	1,090	878	4,756	2,329	24.15%	104.21%
Insurance	283	174	727	516	62.64%	40.89%
Compensation	530	543	1,636	1,731	(2.39)%	(5.49)%
Other	691	914	2,188	2,566	(24.40)%	(14.73)%
Total Expenses	$9,115	$9,360	$28,856	$27,737	(2.62)%	4.03%

ARMOUR and its subsidiaries, including JAVELIN, are managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock or pay dividends in excess of taxable income. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,469,368 at September 30, 2016, compared to $2,620,950 at September 30, 2015. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations a liability of $3,375 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016 and which has been reduced by $1,092 at September 30, 2016.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. The increase in professional fees for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, was due to fees related to the operation of JAVELIN. The increase in professional fees for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, was mainly due to an increase in costs recognized in connection with the acquisition of JAVELIN of $2,495. Other expenses for the nine months ended September 30, 2015, include an increase in printing fees of $140 in connection with the acquisition of JAVELIN.

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

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar shareholder related expenses. The decrease in other expenses for the quarter and nine months ended September 30, 2016 was due to lower exchange listing fees and data processing costs of $246 and $608, respectively.

Taxable Income

As a REIT, we are generally not subject to taxation. See Note 14 to the condensed consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarter and nine months ended September 30, 2016, other comprehensive income (loss) totaled $(9,947) and $232,573, respectively, reflecting net unrealized gain (loss) on available for sale Agency Securities net of amounts reclassified upon sale. For the quarter and nine months ended September 30, 2015, other comprehensive income totaled $137,243 and $3,679, respectively, reflecting net unrealized gains on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Agency Securities, Interest-Only Securities and TBA Agency Securities

Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the constant prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

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

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at September 30, 2016 and December 31, 2015.

September 30, 2016

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity	% of Total Agency Securities
ARMs & Hybrids	$84,598	$87,970	2.55%	12.14%	10	0.89%
Multi-Family MBS	1,440,798	1,557,033	3.19%	0.00%	92	15.75
10 Year Fixed	140,993	148,952	3.94%	10.46%	115	1.51
15 Year Fixed	2,954,214	3,154,755	3.49%	12.01%	159	31.91
20 Year Fixed	756,915	815,643	3.85%	12.93%	196	8.25
25 Year Fixed	126,825	136,286	3.88%	18.94%	327	1.38
30 Year Fixed	1,057,408	1,140,589	3.87%	13.90%	339	11.54
Total or Weighted Average	$6,561,751	$7,041,228	3.53%	9.88%	178	71.23%
TBA Agency Securities 15 Year (2)	900,000	931,458	2.50%	—	180	9.42
TBA Agency Securities 30 Year (2)	1,750,000	1,817,534	3.00%	—	360	18.38
Total or Weighted Average	9,211,751	9,790,220				99.03
Interest-Only Securities (3)	512,897	95,918	5.12%	18.59%	320	0.97
Total or Weighted Average		$9,886,138				100.00%
(1) Weighted average for all prepayments during the quarter ended September 30, 2016, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of September 30, 2016, our TBA Agency Securities had a net carrying value of $10,194, reported as derivative asset on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
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
(2) We did not have any TBA Agency Securities outstanding at December 31, 2015.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At September 30, 2016 and December 31, 2015, we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

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

At September 30, 2016 and December 31, 2015, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 10 months and 12 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

The table below summarizes certain characteristics of our Non-Agency Securities at September 30, 2016.

September 30, 2016

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity	% of Total Non-Agency Securities
Credit Risk Transfer	$716,916	$753,901	5.08%	124	75.29%
NPL/RPL	134,329	134,850	3.80%	377	13.47
Legacy Prime Fixed	25,381	20,868	6.01%	244	2.08
Legacy ALTA Fixed	78,901	62,114	5.89%	251	6.20
Legacy Prime Hybrid	14,198	12,098	2.65%	243	1.21
Legacy ALTA Hybrid	7,263	6,118	3.02%	231	0.61
New Issue Prime Fixed Non-Agency	11,405	11,370	3.66%	318	1.14
Total or Weighted Average	$988,393	$1,001,319	4.91%	173	100.00%

At September 30, 2016, investments in Non-Agency Securities accounted for 12.3% of our MBS portfolio.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Non-Agency Securities at September 30, 2016 or December 31, 2015.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 27 of which had open repurchase agreements with us at September 30, 2016 and 26 of which had open repurchases agreements with us at December 31, 2015. We had outstanding balances under our repurchase agreements at September 30, 2016 and December 31, 2015 of $7,360,670 and $11,570,481, respectively, consistent with the decrease in our Agency Securities in our MBS portfolio.

Our repurchase agreements require excess collateral, known as a “hair cut.” At September 30, 2016, the average haircut percentage was 6.68% compared to 4.79% at December 31, 2015. The change in the average haircut percentage reflects the financing of our increased Non-Agency Securities portfolio. No counterparty held collateral in excess of 5% of our total stockholders' equity at September 30, 2016 or at December 31, 2015.

In January 2016, the Federal Housing Financing Authority issued a Final Rule revising its regulations governing FHLB bank membership. The Final Rule changes the definition of “insurance company” to exclude captives, thereby making them ineligible for membership. The Final Rule contains a transition provision to give captives admitted to membership on or after the date of the publication of the proposed rule, which includes our captive insurance companies, until February 2017 to terminate their membership in the FHLB.

Under the Final Rule, we are prohibited from taking new advances or renewing our existing $100,000 advance, which matures in December 2016. The Final Rule does not directly affect our MRA agreements or related repurchase financing with another FHLB.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. While our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge, we maintain an overall target of hedging at least 40% of our Agency Securities non-adjustable rate mortgages. At September 30, 2016 and December 31, 2015, the notional value of our interest rate swap contracts was 70.6% and 87.5%, respectively, of the fair market value of our Agency Securities non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At September 30, 2016 and December 31, 2015, we had derivatives with a net fair value of $(233,029) and $(232,302), respectively. At September 30, 2016 and December 31, 2015, we had interest rate swap contracts with an aggregate notional balance of $4,910,000 and $8,800,000, respectively. We also had TBA Agency Securities with an aggregate notional balance of $2,650,000 at September 30, 2016. We did not have any TBA Agency Securities at December 31, 2015. Our basis swap contracts aggregate notional balance was $0 and $2,000,000 at September 30, 2016 and December 31, 2015, respectively. At December 31, 2015, all of our Futures Contracts had expired, no new contracts were entered into in 2016. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $45,640 and $(335,897), respectively, related to our derivatives for the quarter and nine months ended September 30, 2016. For the quarter and nine months ended September 30, 2015, we recognized net losses of $(283,474) and $(357,185), respectively, related to our derivatives. For the quarter and nine months ended September 30, 2016, the net unrealized gain of our Agency Securities increased (decreased) by $(7,526) and $251,510, respectively. For the quarter and nine months ended September 30, 2015, the net unrealized gain of our Agency Securities increased by $137,312 and $5,241, respectively. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations. The increase in our interest expense on repurchase agreements combined with the decrease in our MBS portfolio, led to a decline in net interest income. The decline in net interest income combined with our net gains on MBS, and net gains (losses) on derivatives in 2016 were the main factors for the change in net income (loss) for the quarter and nine months ended September 30, 2016, as compared to the quarter and nine months ended September 30, 2015.

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

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, from time to time, we use TBA Agency Securities primarily to effectively establish and finance portfolio positions. See the section, Agency Securities, Interest-Only Securities and TBA Agency Securities above.

Contractual Obligations and Commitments

We had the following contractual obligations at September 30, 2016:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$7,360,670	$7,360,670	$—	$—	$—
Interest expense on repurchase agreements	9,649	9,649	—	—	—
Related Party Fees (1)	184,991	27,150	53,759	52,041	52,041
Board of Directors fees (2)	7,553	1,079	2,158	2,158	2,158
Total	$7,562,863	$7,398,548	$55,917	$54,199	$54,199
(1) Represents fees to be paid to ACM under the terms of the management agreements (Refer to Note 10 and Note 15 to the condensed consolidated financial statements).
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at September 30, 2016. We had interest rate swap contracts with an aggregate notional balance of $4,910,000, a weighted average swap rate of 1.73% and a weighted average term of 58 months at September 30, 2016.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $(171,699) and $180,488, respectively, for the nine months ended September 30, 2016 and September 30, 2015. The decline in cash related to operating activities is primarily related to the overall decline in the size of our MBS portfolio, which caused a decrease in interest income. The change in fair value of our derivatives was also a factor for net loss in the nine months ended September 30, 2016. Our average MBS portfolio was $10,987,375 and $13,985,885, respectively, for the nine months ended September 30, 2016 and September 30, 2015, respectively.

At September 30, 2016, we financed our MBS portfolio with $7,360,670 of borrowings under repurchase agreements. Our leverage ratio at September 30, 2016, was 6.03:1. At September 30, 2016, we had a leverage ratio of 8.28:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At September 30, 2016, our liquidity totaled $625,877, consisting of $401,825 of cash plus $224,052 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our condensed consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at September 30, 2016 and December 31, 2015.

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

During the nine months ended September 30, 2016, we purchased $1,253,890 of MBS using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2016, we received cash of $1,057,877 from prepayments and scheduled principal payments on our MBS. We had a net cash increase from our repurchase agreements of $4,799,418 for the nine months ended September 30, 2016 and made cash interest payments of approximately $130,758 on our liabilities for the nine months ended September 30, 2016. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $17,598 of cash collateral posted to counterparties at September 30, 2016 and increased our liability by $15,496 for cash collateral posted by counterparties at September 30, 2016.

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

The following graph represents the outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our Agency Securities. Our repurchase agreements balance will fluctuate based on our change in capital, leverage targets and the market prices of our assets. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular Agency Security pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At September 30, 2016 and December 31, 2015, our total borrowings were $7,360,670 and $11,570,481 (excluding accrued interest), respectively. At September 30, 2016 and December 31, 2015, we had a leverage ratio of approximately 6.03:1 and 9.44:1, respectively. At September 30, 2016, we had a leverage ratio of 8.28:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Off-Balance Sheet Arrangements

At September 30, 2016 and December 31, 2015, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2016 and December 31, 2015, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At September 30, 2016 and December 31, 2015, substantially all of our Agency Securities were purchased at a premium to par. At September 30, 2016, all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2016 and December 31, 2015. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

September 30, 2016

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(5.14)%	(1.18)%
0.50%	(2.47)%	(0.36)%
(0.50)%	9.09%	0.39%
(1.00)%	17.26%	0.35%

December 31, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives
1.00%	(16.79)%	(0.08)%
0.50%	(8.22)%	0.16%
(0.50)%	15.27%	0.27%
(1.00)%	16.46%	(0.03)%

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

The above tables quantify the potential changes in net interest income and MBS portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2016 and December 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2016. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Nine putative class action lawsuits have been filed in connection with the Tender Offer and Merger (collectively, the “Transactions”): (1) Stourbridge Investments Ltd. v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001542), filed March 8, 2016 in the Circuit Court for Baltimore City, Maryland; (2) Timothy Lenell v. ARMOUR Residential REIT, Inc., et al., (Case No. 2016 CA 000164), filed March 8, 2016 in the Circuit Court for the Nineteenth Judicial Circuit for Indian River County, Florida; (3) Alexander Vartanov v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001593), filed March 10, 2016, in the Circuit Court for Baltimore City, Maryland; (4) Robert Curley v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001659, filed March 14, 2016 in the Circuit Court for Baltimore City, Maryland; (5) Antonio Rado and Craig and Amanda Hosler v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001684), filed March 15, 2016 in the Circuit Court for Baltimore City, Maryland; (6) Curtis Heid v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001706), filed March 16, 2016 in the Circuit Court for Baltimore City, Maryland; (7) Robert Aivasian v. ARMOUR Residential REIT, Inc., et. al. (Case No. 24-C-16-001808), filed March 22, 2016 in the Circuit Court for Baltimore City, Maryland; (8) Neil Harmon v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001812), filed March 22, 2016 in the Circuit Court for Baltimore City, Maryland; and (9) Benjamin C. Washington, et al. v. ARMOUR Residential REIT, Inc., et al. (Case No. 24-C-16-001829), filed March 23, 2016 in the Circuit Court for Baltimore City, Maryland.

All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. The Lenell, Curley, Heid and Harmon suits also name ACM as an additional defendant. All suits except for the Harmon suit also name JAVELIN as an additional defendant. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designating counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. The Motion to Dismiss is fully briefed and ripe for ruling from the Court.

Each of ARMOUR, JAVELIN, ACM and the Individual Defendants intends to defend the claims made in these lawsuits vigorously; however, there can be no assurance that any of ARMOUR, JAVELIN, ACM or the Individual Defendants will prevail in its defense of any of these lawsuits to which it is a party. An unfavorable resolution of any such litigation surrounding the Transactions may result in monetary damages being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN, and the cost of defending the litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of the Individual Defendants and ARMOUR’s, JAVELIN’s and ACM’s management and their resources in general. Due to the preliminary nature of all nine suits, ARMOUR is not able at this time to estimate their outcome.

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

Nine putative class action lawsuits have been filed in connection with the Tender Offer and Merger for JAVELIN (see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and Acquisition as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On April 25, 2016, the court issued an order consolidating eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designating counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. The Motion to Dismiss is fully briefed and ripe for ruling from the Court.

Each of ARMOUR, JAVELIN, ACM and the Individual Defendants intends to defend the claims made in these lawsuits vigorously; however, there can be no assurance that any of ARMOUR, JAVELIN, ACM or the Individual Defendants will prevail in its defense of any of these lawsuits to which it is a party. An unfavorable resolution of any such litigation surrounding the Transactions may result in monetary damages being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN and the cost of defending the litigation, even if resolved favorably, could be substantial. Due to the preliminary nature of all nine suits, ARMOUR is not able at this time to estimate their outcome.

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

November 2, 2016	ARMOUR RESIDENTIAL REIT, INC.

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