Form 10-K
period 2016-12-31
Armour Residential REIT, Inc.
filed 2017-02-15
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
On June 30, 2016, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $724,486,080 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 14, 2017 was 36,723,579.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2017 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARMOUR Residential REIT, Inc. and Subsidiary
TABLE OF CONTENTS

 PART I

Item 1. Business

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries, including JAVELIN Mortgage Investment Corp. (“JAVELIN”). References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective July 31, 2015. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Our Company

The Company is managed by ACM, an investment advisor registered with the SEC. See Note 10 and Note 15 to the consolidated financial statements for further details. ARMOUR is a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae or Freddie Mac, or a government agency such as Ginnie Mae (collectively, “Agency Securities”). We also invest in Interest-Only Securities, which are the interest portions of Agency Securities that are separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance.

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

Our Strategies

Our primary goal is to provide an attractive risk adjusted return on stockholders’ equity by acquiring MBS, financing our acquisitions in the capital markets, using targeted leverage ratios and employing risk management. We seek to achieve this goal through the thoughtful and opportunistic application of our asset acquisition, leverage and interest rate risk management strategies.

Our Assets

Since our formation, our assets have been invested in MBS or money market instruments, primarily deposits at federally chartered banks.

Our Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our MBS. At December 31, 2016 and December 31, 2015, our total repurchase indebtedness was approximately $6,818,453 and $11,570,481, respectively, with a weighted average maturity of 22 days and 38 days, respectively. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings (on a recourse basis) are generally between six and ten times the amount of our total stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our total stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Our Hedging

We use derivatives in the normal course of our business to reduce the impact of interest rate fluctuations on our cost of funding consistent with our REIT tax requirements. These techniques primarily consist of entering into interest rate swap contracts, swaptions, basis swaps and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes.

To the extent that changes in the swap and futures rates correlate with changes in mortgage rates, changes in the fair values of our derivatives will tend to offset changes in the fair values of our MBS. The actual extent of such offset will depend on the relative size of our portfolios of derivatives and MBS and the actual correlation of rate changes.  However, changes in the fair value of our derivatives are reported in net income, while changes in the fair values of our Agency Securities are reported directly in our total stockholders’ equity. Therefore, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our reported results of operations are likely to fluctuate far more than if we used cash flow hedge accounting. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

Our Manager

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. (see Note 10 and Note 15 to the consolidated financial statements). ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2022 and is thereafter automatically renewed for successive five-year terms unless terminated under certain circumstances. The JAVELIN Management Agreement runs through October 5, 2017 and is thereafter automatically renewed for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and liquidation distributions as approved and so designated by a majority of the Board will reduce the amount of gross equity raised used to calculate the monthly management fee. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM, see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. At December 31, 2016, December 31, 2015 and December 31, 2014, the effective management fees were 1.05%, 1.05% and 1.03% based on gross equity raised of $2,469,368, $2,507,505 and $2,697,223, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances. Our total management fee expense for the year ended December 31, 2016, was $26,070 compared to $27,292 for the year ended December 31, 2015 and $27,857 for the year ended December 31, 2014, respectively.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we reimbursed ACM $1,950, $1,921 and $2,204, respectively, for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $470, $623 and $900, respectively, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

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

In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2016, there were 88,276 authorized shares of common stock and 7,989 shares of preferred stock available for issuance.

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the “Repurchase Program”) to 50,000 shares of our common stock outstanding (on a pre-reverse stock split basis). On July 28, 2015, our Board of Directors increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the year ended December 31, 2016, we did not repurchase any shares of our common stock. During the years ended December 31, 2015 and December 31, 2014, we repurchased 7,510 shares and 600 shares of our common stock under the Repurchase Program for an aggregate cost of $159,600 and $18,362, respectively. At December 31, 2016, there were 1,874 authorized shares remaining under the Repurchase Program.

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

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate related assets.” In satisfying this 55% requirement we treat MBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests. We currently treat MBS in which we hold less than all of the certificates issued by the pool (“partial pool” securities) as real estate related assets and not qualifying real estate interests.

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

Competition

Our success depends, in large part, on our ability to acquire assets with favorable margins over our borrowing costs. In acquiring MBS, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Many of these organizations have greater financial resources and access to lower costs of capital than we do. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exclusion under the 1940 Act). In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including MBS and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. An increase in competition for financing could adversely affect the availability and cost of our financing.

Employees

We are managed by ACM pursuant to Management Agreements between each of ARMOUR and JAVELIN and ACM. We do not have any employees. As of December 31, 2016, ACM had 19 employees that provide services to us.

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

In order to achieve a competitive return for our investors, we use financial leverage to hold a portfolio of MBS that is several times larger than our total stockholders’ equity. Our borrowings are essentially all in the form of repurchase agreements where we nominally sell MBS to counterparties with an agreement to repurchase them at a later date. The sale and purchase prices are set several percentage points below the current fair value of the MBS. This “haircut” percentage provides the counterparty with excess collateral to secure their loan and provides us with an incentive to complete the repurchase transaction on schedule.

There is a risk that our counterparties might be unwilling to continue to extend repurchase financing to us. Changes in regulation, market conditions or the financial position or business strategy of our counterparties could cause them to reduce or terminate our repurchase financing facilities. There is also a risk that counterparties could insist on higher haircut percentages, interest rates or other terms that have the practical effect of reducing the availability and/or increasing the cost of our financing. If we were unable to maintain adequate levels of funding, we would be required to reduce the size of our MBS portfolio and our net interest income would decline.

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

Our MBS and our hedging derivatives are traded in the over-the-counter market. Therefore, we must buy and sell our securities and derivatives in privately negotiated transactions with banks, brokers, dealers, or principal counter parties such as originators, the GSEs and other investors. Without the benefit of a securities exchange, there may be times when the supply of or demand for the MBS and derivatives we wish to buy or sell is severely limited. Our hedging derivatives, depending on their characteristics, are traded on either the over-the-counter market or on derivatives exchanges. The bid-ask spread between the prices at which we can purchase and sell MBS and derivatives may also become temporarily wide relative to historical levels. This could exacerbate our losses or limit our opportunities to profit during times of market stress or dislocation. We attempt to mitigate this risk by concentrating our investments in MBS that have more widespread trading interest resulting in deeper and more liquid trading.

All of our repurchase financing and our hedging derivatives have daily collateral maintenance requirements and a substantial portion of our MBS are pledged as collateral. These collateral requirements are monitored by our counterparties and we may be required to post additional collateral when the value of our posted collateral declines and/or the fair value of our net liability under a derivative increases. We attempt to mitigate this risk by moderating the amount of our financial leverage, monitoring collateral maintenance requirements and timely calling for collateral (or a return of collateral) from our counterparties on financing positions and derivatives, and maintaining reserve liquidity in the form of cash or unpledged Agency Securities that are widely acceptable as collateral. By concentrating our investments in more liquid Agency Securities, we also seek to be able to quickly sell positions and reduce our financial leverage if necessary.

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

We invest predominately in MBS backed by loans with fixed interest rates, and to a lesser extent from time to time, in MBS backed by loans with interest rates that adjust no more frequently than annually. The interest rates on our repurchase financing generally adjust quarterly or more frequently. This mismatch in the interest rate terms between our assets and our liabilities is the primary source of our ability to generate positive net income because long-term interest rates tend to be higher than short-term rates.

Short-term and long-term interest rates do not always move together. Changes in short-term rates will most significantly impact our level of net interest income, with rising interest rates likely to reduce our net interest income.

Changes in long-term rates will initially impact the fair value of our MBS, with rising interest rates reducing their fair value. Changes in the fair values of our Agency Securities are generally not reflected in our net income or our earnings per share, but rather are reflected directly in our stockholders’ equity. Changes in the values of our Non-Agency Securities and Interest-Only Securities are reflected in our income as other gain or loss with rising rates likely to generate losses. Over longer periods of time, rising long-term interest rates will provide us the opportunity to reinvest principal receipts and otherwise acquire additional MBS with higher yields.

We attempt to mitigate interest rate risk by moderating the amount of our financial leverage, diversifying our portfolio of MBS across both maturities and interest rate coupons, and economic hedging with derivatives. For example, we enter into interest rate swaps that require us to pay fixed rates and receive variable rates. These swaps are designed to offset the fluctuations in the interest costs of our repurchase financing due to movements in short-term interest rates. We record our derivatives and our Non-Agency Securities and our Interest-Only Securities at fair value and periodic changes in fair value are reflected in our net income (loss) and earnings per share. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders’ equity will be lower. However, our income statement volatility will not be reduced, because the fair value changes in our Agency Securities are reflected directly in stockholders’ equity. Rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

Factors beyond our control may increase the prepayment speeds on our MBS, thereby reducing our interest income.

At December 31, 2016 and December 31, 2015, approximately 77.86% and 82.68% of our single family Agency Securities were backed by loans where the underlying borrowers may prepay their loans without premium or penalty. Also, when borrowers default on their loans, the GSE or government entity that issued or guaranteed our Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.

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

The structural characteristics of our Non-Agency Securities make them less sensitive to variations in prepayment speeds of the underlying mortgage loans.

Interest-Only Securities only entitle the holder to interest payments made on the underlying mortgage loans. Therefore, the yield to maturity of Interest-Only Securities is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages.

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

Spread risk is difficult and expensive to hedge effectively. Avoiding holding MBS with interest rate spread risk would severely limit our opportunity to generate net interest income because low spread risk investments, such as U.S. Treasury Securities, usually have substantially lower yields. Our efforts to mitigate spread risk are limited to attempting to identify characteristics that might cause particular MBS to have relatively higher or lower spread risk under potential future market conditions. Such characteristics include characteristics of the underlying loans and current market premium levels. However, other investment considerations, such as prepayment risk, tend to overshadow spread risk in our selection of Agency Securities. Spread risk tends to be a relatively less significant factor in the price volatility in Non-Agency Securities because other factors such as liquidity and credit risk tend to be more important.

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

Our forward settling transactions, including TBAs, subject us to certain risks, including price risks and counterparty risks.We purchase a portion of our Agency Securities through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency Securities, or (ii) a TBA , or to-be-issued, Agency Securities with certain terms. As with any forward purchase contract, the value of the underlying Agency Security may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency Securities at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2016 and December 31, 2015, we did not have any repurchase counterparties that the amount at risk, or aggregate haircut, individually accounted for 5% or greater of our stockholders' equity.

We are also exposed to the credit risk of borrowers on mortgage loans underlying our Non-Agency Securities. We mitigate our credit risk by conducting our own pre-purchase evaluation and analysis of our Non-Agency Securities. Our analysis includes structural elements of the security, such as the credit enhancement benefit of one or more of over-collateralization, subordination or insurance, as well as estimation of expected losses based on borrower characteristics.

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

Since 2008, the Fed has conducted various quantitative easing programs of buying Agency and U.S. Treasury Securities intended to expedite an economic recovery, stabilize prices, reduce unemployment and improve business and household spending. The Fed's most recent round of this quantitative easing ended in September 2014. On December 14, 2016, the Fed again raised its target range for the Federal Funds Rate to between 0.50% and 0.75%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments or decrease our book value. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our stock.

Stockholder activism, which can take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years and we are subject to the risks associated with such activism. Stockholder activism, including potential proxy contests, requires significant time and attention by management and the Board, potentially interfering with our ability to execute our strategic plan. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key business partners and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

Our hedging strategies are designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our target assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques in the ordinary course of our business to limit the risk of adverse changes in interest rates on the value of our target assets as well as the differences between the interest rate adjustments on our target assets and borrowings. These techniques primarily consist of entering into interest rate swap contracts (including swaptions) and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we limit our use of derivative instruments to only those techniques described above and enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required.

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

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are primarily operated by third-parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency Securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

We rely on sophisticated information technology systems, networks and infrastructure in managing our day-to-day operations. Despite cyber-security measures already in place, which we monitor on a regular basis, our information technology systems, networks and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks and infrastructure, and protect our information could adversely affect our business.

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

We have returned, and may continue to return, capital to stockholders by paying dividends in excess of our comprehensive income and/or repurchasing shares, which may adversely affect our business.

Differences in accounting methods for tax and financial reporting purposes may require us, in order to maintain our REIT tax status, to pay dividends in excess of our annual comprehensive income (or to pay dividends even when we have a comprehensive loss for the year). Dividends paid in excess of comprehensive income and share repurchases will reduce our capital base and our ability to invest in MBS without increasing financial leverage. Reducing our capital base will increase our expense ratio and could potentially reduce the availability of our repurchase financing and interest rate swap hedges. We will be more likely to consider future returns of capital to stockholders when the market trading price for our common stock represents a significant discount to our book value. During the year ended December 31, 2016, we incurred a comprehensive loss; paid dividends totaling $126,633 and did not repurchase any shares of our common stock. For the year ended December 31, 2015, we incurred a comprehensive loss; paid dividends totaling $182,764 and made common share repurchases totaling $159,600. For the year ended December 31, 2014, we paid dividends in excess of comprehensive income of $134,997 and made common share repurchases totaling $18,362. At December 31, 2016, the remaining authority under the Repurchase Program would permit the repurchase of up to 1,874 common shares.

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

We are authorized to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. ACM is authorized to invest and obtain financing on our behalf within these guidelines. Our Board periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to, review all of our investments on an individual basis or in advance. In conducting periodic reviews, our Board relies primarily on information provided to it by ACM. Furthermore, ACM may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board determines that they are not consistent with our investment guidelines. In addition, because ACM has a certain amount of discretion in investment, financing and hedging decisions, ACM’s decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.

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

We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates. Entities affiliated with Mr. Ulm and Mr. Zimmer are the general partners of ACM and each of Mr. Ulm, Mr. Zimmer, Mr. Staton and Mr. Bell is a limited partner in ACM.

The Management Agreements with ACM may create a conflict of interest and its terms, including fees payable to ACM, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreements because of our desire to maintain our ongoing relationship with ACM. ACM maintains a contractual and fiduciary relationship with us. The Management Agreements with ACM does not prevent ACM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ACM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ACM and there is no guarantee that this allocation would be made in the best interest of our stockholders. We are not entitled to receive preferential treatment as compared with the treatment given by ACM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ACM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ACM and its respective officers and employees to engage in other business activities may reduce the time spent and resources used managing our activities.

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

In allocating a specific investment opportunity among us, ACM will make a determination, exercising their judgment in good faith, as to whether the opportunity is appropriate for each entity. Factors in making such a determination may include an evaluation of each entity's liquidity, overall investment strategy and objectives, the composition of the existing portfolio, the size or amount of the available opportunity, the characteristics of the securities involved, the liquidity of the markets in which the securities trade, the risks involved, and other factors relating to the entity and the investment opportunity. ACM is not required to provide every opportunity to each entity.

If ACM determines that an investment opportunity is appropriate for us, then ACM will allocate that opportunity in a manner that they determine, exercising their judgment in good faith, to be fair and equitable, taking into consideration all allocations taken as a whole. ACM has broad discretion in making that determination, and in amending that determination over time.

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

The manner of determining the management fees may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio since it is based on our gross equity raised and not on our performance.

ACM is entitled to receive monthly management fees that are based on the total of all gross equity raised (see Note 10 and Note 15 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ACM for a given month despite the fact that we could experience a net loss during that month. ACM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ACM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock. Further, the management fee structure gives ACM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ACM primarily based on the size of our equity raised and not on our financial returns to stockholders.

The termination of the Management Agreements may be difficult and costly, which may adversely affect our inclination to end our relationship with ACM.

Termination of the Management Agreements with ACM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreements with ACM. We may not terminate the Management Agreements during the New Initial Term, as defined therein, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the Management Agreements provides that we will pay ACM a termination payment equal to the greater of (a) the base management fees as calculated immediately prior to the effective date of the termination of the Management Agreements pursuant to Section 10.2 of the Management Agreements for the remainder of the then current term, or (b) three times the base management fee paid to ACM in the preceding twelve-month period before such termination, calculated as of the effective date of the termination. This provision increases the effective cost to us of electing to terminate the Management Agreements, thereby adversely affecting our inclination to end our relationship with ACM, even if we believe ACM’s performance is not satisfactory.

ACM may terminate the Management Agreements at any time and for any reason upon 180 days prior notice. If the Management Agreements is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the New Initial Term, the Management Agreements will automatically renew for successive five-year renewal terms unless either we or ACM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the New Initial Term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

ACM’s liability is limited under the Management Agreements and we have agreed to indemnify ACM and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which ACM would not be liable.

The Management Agreements limits the liability of ACM and any directors and officers of ACM for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

Pursuant to the Management Agreements, ACM will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, will not be liable to us, our stockholders, any subsidiary of ours, the stockholders of any subsidiary of ours, our Board, any issuer of mortgage securities, any credit-party, any counterparty under any agreement, or any other person for any acts or omissions, errors of judgment or mistakes of law by ACM or its affiliates, directors, officers, stockholders, equity holders, employees, representatives or agents, or any affiliates thereof, under or in connection with the Management Agreements, except if ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreements. We have agreed to indemnify ACM and its affiliates, directors, officers, stockholders, equity holders, employees, representatives and agents and any affiliates thereof, with respect to all expenses, losses, costs, damages, liabilities, demands, charges and claims of any nature, actual or threatened (including reasonable attorneys’ fees), arising from or in respect of any acts or omissions, errors of judgment or mistakes of law (or any alleged acts or omissions, errors of judgment or mistakes of law) performed or made while acting in any capacity contemplated under the Management Agreements or pursuant to any underwriting or similar agreement to which ACM is a party that is related to our activities, unless ACM was grossly negligent, acted with reckless disregard or engaged in willful misconduct or fraud while discharging its duties under the Management Agreements. As a result, we could experience poor performance or losses for which ACM would not be liable.

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

The Management Agreements was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third-party.

The Management Agreements that we entered into with ACM was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third-party. The terms of the Management Agreements, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreements because of our desire to maintain our ongoing relationship with ACM.

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.

Our executive officers and the employees of ACM do not spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ACM allocate some, or a material portion, of their time to other businesses and activities. None of these individuals is required to devote a specific amount of time to our affairs. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and employees of ACM that we will face in making investment decisions on our behalf. Accordingly, we will compete with ACM, and their existing activities, other ventures and possibly other entities in the future for the time and attention of these officers.

In the future, we may enter, or ACM may cause us to enter, into additional transactions with ACM or its affiliates. In particular, we may make loans to ACM or its affiliates or purchase, or ACM may cause us to purchase, assets from ACM or its affiliates or make co-purchases alongside ACM or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between our interests and the interests of ACM and/or its affiliates in obtaining favorable terms and conditions.

Federal Income Tax Risks

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

If the market value or income potential of our MBS declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase certain types of our assets and income or liquidate our non-qualifying assets to maintain our REIT qualifications or our exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and the 1940 Act considerations.

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

For U.S. federal income tax purposes, we have incurred a net capital loss during our taxable year ending on December 31, 2016. Such net capital loss may be carried forward for five taxable years and generally used to offset taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(579,322), $(341,850), $(5,175) and $(32,268), will be available to offset future capital gains realized in 2018, 2019, 2020 and 2021, respectively. Any capital loss carry forward that we have not used to offset otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule, including: (i) part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income; (ii) part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; (iii) part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and (iv) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a REMIC), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

As a REIT, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, the non-taxable unrealized changes in the value of our derivatives, or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute 90% of our taxable income as required by the REIT rules. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in MBS.

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

Any future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidation distributions, may adversely affect the market price of our common stock.

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Additional series of preferred stock, if issued, could have a preference on liquidation distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our 2009 Stock Incentive Plan, as amended), or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any real estate or other physical properties. Pursuant to the Management Agreements, ACM maintains our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.

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

All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. The Lenell, Curley, Heid and Harmon suits also name ACM as an additional defendant. All suits except for the Harmon suit also name JAVELIN as an additional defendant. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The Florida action was never served on the defendants. The docket reflects that the Florida litigation technically remains open, but there has been no activity other than the filing of the Complaint in March 2016 and the Court issuing an order to show cause on January 12, 2017. On April 25, 2016, the Maryland court issued an order consolidating the 8 Maryland cases into 1 action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action

Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing on the Motion to Dismiss is scheduled for March 3, 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Series A Preferred Stock, Series B Preferred Stock and our common stock are currently listed on the NYSE under the symbols “ARR-PA,” “ARR-PB” and “ARR,” respectively. On February 14, 2017, the per share price of our common stock as reported on the NYSE was $21.60. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our Reverse Stock Split, which was effective July 31, 2015.

The following table sets forth the range of high and low closing prices for our securities for the periods indicated as reported by the NYSE.

Quarter ended	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	High	Low	High	Low	High	Low
December 31, 2016	$24.50	$23.73	$23.40	$22.69	$23.22	$20.34
September 30, 2016	$24.66	$24.12	$23.88	$22.80	$23.10	$20.01
June 30, 2016	$24.59	$22.48	$22.80	$20.70	$22.14	$18.87
March 31, 2016	$23.28	$20.16	$20.85	$17.50	$21.99	$17.53
December 31, 2015	$23.12	$22.02	$21.99	$20.08	$21.84	$19.61
September 30, 2015	$23.48	$21.58	$22.83	$21.30	$23.28	$19.69
June 30, 2015	$24.95	$23.00	$24.08	$22.29	$25.68	$22.48
March 31, 2015	$25.25	$24.45	$24.20	$23.65	$29.84	$24.72

Holders of Common Equity

As of February 14, 2017, we had 155 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on both classes of our preferred stock. For the year ended December 31, 2016, we paid full cumulative dividends on our Series A Preferred Stock and our Series B Preferred Stock.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock and preferred stock, see Note 12 to the consolidated financial statements.

Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $111,011 and dividend payments to preferred stockholders were $15,622, respectively, for the year ended December 31, 2016. Our estimated REIT taxable income available to pay dividends was $36,064 for the year ended December 31, 2016. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 81.55% in 2016, 22.88% in 2015 and 14.29% in 2014. The increase in the non-taxable return of capital in 2016 mainly related to the timing of the tax treatment of our derivatives.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2011, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/13/16
FTSE NAREIT Mortgage Total Return Index	$100.00	$119.89	$117.54	$165.76	$151.05	$155.11
S&P 500 Total Return Index	$100.00	$116.00	$153.57	$205.14	$207.98	$198.18
ARMOUR Residential REIT	$100.00	$91.77	$55.89	$105.76	$92.62	$61.44

The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements for the years listed. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K and in our previous Annual Reports on Form 10-K. All per share amounts and common shares outstanding amounts for all periods presented reflect our Reverse Stock Split, which was effective July 31, 2015.

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Balance Sheet Data:
Agency Securities, available for sale, at fair value	$6,511,164	$12,461,556	$15,297,529	$14,648,178	$19,096,562
Non-Agency Securities, trading, at fair value	$1,052,170	$—	$—	$—	$—
Interest-Only Securities, trading, at fair value	$33,627	$—	$—	$—	$—
Total Assets	$7,978,161	$13,055,277	$16,285,798	$15,732,517	$20,878,878
Repurchase agreements	$6,818,453	$11,570,481	$13,881,921	$13,151,504	$18,366,095
Total Stockholders' Equity	$1,092,065	$1,225,166	$1,749,291	$1,901,228	$2,307,775

Statement of Operations Data:
Total Interest Income	$263,995	$365,300	$450,927	$505,443	$388,994
Interest expense-repurchase agreements	(73,107)	(59,278)	(59,562)	(83,113)	(61,195)
Interest expense-U.S. Treasury Securities sold short	—	—	(5,551)	(1,437)	—
Net Interest Income	$190,888	$306,022	$385,814	$420,893	$327,799
Total Other Loss	(198,902)	(300,278)	(527,264)	(570,796)	(80,143)
Total Expenses	(37,503)	(36,949)	(37,598)	(37,151)	(25,374)
Income tax benefit	—	—	—	10	24
Net Income (Loss)	$(45,517)	$(31,205)	$(179,048)	$(187,044)	$222,306
Dividends on preferred stock	(15,621)	(15,622)	(15,620)	(14,213)	(1,964)
Net Income (Loss) available (related) to common stockholders	$(61,139)	$(46,827)	$(194,668)	$(201,257)	$220,342
Net Income (loss) per share-common stock, Basic	$(1.67)	$(1.09)	$(4.32)	$(4.40)	$7.92
Net Income (loss) per share-common stock, Diluted	$(1.67)	$(1.09)	$(4.32)	$(4.40)	$7.84
Weighted average common shares outstanding-Basic	36,698	42,780	44,654	45,354	27,953

Weighted average common shares outstanding- Diluted	36,698	42,780	44,654	45,354	28,033
Dividends declared per common share	$3.02	$3.89	$4.80	$6.48	$9.60
Key Portfolio Statistics *
Average MBS (1)	$10,755,853	$13,756,536	$15,784,528	$19,593,311	$14,270,813
Average Repurchase Agreements (2)	$8,983,091	$13,509,622	$15,206,938	$19,106,669	$12,922,455
Average Portfolio Yield (3)	2.71%	2.65%	2.86%	2.58%	2.73%
Average Cost of Funds (4)	1.32%	1.26%	1.36%	1.19%	0.96%
Interest Rate Spread (5)	1.39%	1.39%	1.49%	1.39%	1.76%
Return on Equity (6)	(4.17)%	(2.55)%	(10.24)%	(9.84)%	9.60%
Average Annual Portfolio Repayment Rate (7)	9.81%	8.51%	6.16%	10.03%	11.90%
Debt to Stockholders' Equity (8)	6.24:1	9.44:1	7.94:1	6.92:1	7.96:1

* All percentages represent daily weighted averages annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily MBS investments during the year by the number of days in the period.

(2)
Our daily average balance outstanding under our repurchase agreements was calculated by dividing the sum of our daily outstanding balances under our repurchase agreements during the year by the number of days in the period.

(3)	Our average portfolio yield was calculated by dividing our interest income by our average Agency Securities.

(4)	Our average cost of funds was calculated by dividing our total interest expense (including realized loss on derivatives) by our average repurchase agreement borrowings.

(5)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.

(6)	Our return on equity was calculated by dividing net income (loss) by total stockholders' equity.

(7)	Our average annual portfolio repayment rate is calculated by taking the actual CPR for a month and averaging it with the other CPRs from the same year.

(8)	Our debt-to-equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

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

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc.(“ARMOUR”) and its subsidiaries, including JAVELIN Mortgage Investment Corp. (“JAVELIN”). References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our Reverse Stock Split, which was effective July 31, 2015.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

The Company is managed by ACM, an investment advisor registered with the SEC. See Note 10 and Note 15 to the consolidated financial statements for further details. We are a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae or Freddie Mac, or a government agency such as Ginnie Mae (collectively, “Agency Securities”). We also invest in Interest-Only Securities, which are the interest portions of Agency Securities that are separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance.

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

Acquisition of JAVELIN

On April 6, 2016, we completed the acquisition of JAVELIN for an aggregate of approximately $85,200 in cash. From the date of the acquisition, total interest income of $13,396 and net income of $15,171, were included in the consolidated statements of operations from the operations of JAVELIN for the year ended December 31, 2016. Total identifiable net assets of $105,580 are included in the consolidated balance sheet for the year ended December 31, 2016 as well as a non-taxable gain of $6,484 as a result of the acquisition for the year ended December 31, 2016. See Note 16 to the consolidated financial statements for further details.

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

Our Manager

See Note 10 and Note 15 to the consolidated financial statements.

Market and Interest Rate Trends and the Effect on our MBS Portfolio

Developments at Fannie Mae and Freddie Mac

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will continue to be adequate or assured for the longer-term viability of these GSEs. These uncertainties may lead to concerns about the availability of and trading market for Agency Securities in the long term. Accordingly, if the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securities and our business, operations and financial condition could be materially and adversely affected.

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

Short-term Interest Rates and Funding Costs

On December 14, 2016, the Fed raised its target range for the Federal Funds Rate to between 0.50% and 0.75%. At the Fed meetings to date in 2017, the Fed has decided to maintain the federal funds rate in the same target range. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 31, 2014 to December 31, 2016.

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

                Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. During 2015, interest rate swap rates declined more than U.S. Treasury interest rates, causing the interest rate swap spread to be negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. The market conditions continued during the year ended December 31, 2016. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our MBS. We do not use such hedging contracts for speculative purposes. As of December 31, 2016, and December 31, 2015, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The main factors for the change in net loss for the year ended December 31, 2016, as compared to the year ended December 31, 2015, were the decrease in our MBS portfolio and an increase in interest expense on our repurchase agreements which lead to a decline in net interest income.

The main factors for the change in net loss for the year ended December 31, 2015, as compared to the year ended December 31, 2014, were the larger unrealized losses on derivatives in 2014 and the decrease in our MBS portfolio in 2015 which lead to a decline in net interest income.

Net Interest Income (Loss)

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2016 vs. 2015

•	Our average MBS portfolio decreased 21.8% from $13,756,536 at December 31, 2015 to $10,755,853 at December 31, 2016.

•
Our net interest rate spread was 1.39% at December 31, 2015 and December 31, 2016. Our average MBS portfolio yield increased 0.06% and our cost of funds increased 0.06% year over year. The decrease in our MBS portfolio resulted in decreased net interest income from 2015 to 2016.

•	There were no U.S. Treasury Securities sold short in 2015 or 2016.

2015 vs. 2014

•	Our average MBS portfolio decreased 12.8% from $15,784,528 at December 31, 2014 to $13,756,536 at December 31, 2015.

•
Our net interest rate spread decreased 10 basis points from 1.49% at December 31, 2014 to 1.39% at December 31, 2015. Our average MBS portfolio yield decreased (0.21)% while our cost of funds decreased (0.10)% year over year. The decrease in the interest rate spread from 2014 to 2015 combined with the decrease in our MBS portfolio resulted in decreased net interest income.

•	There were no U.S. Treasury Securities sold short in 2015.

At December 31, 2016 and December 31, 2015, our Agency Securities in our MBS portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.6% and 104.9%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio for the quarterly periods ended on the dates shown below:

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Other Income (Loss)

2016 vs. 2015

•
Gains (losses) on MBS resulted from the sales of Agency Securities during the year ended December 31, 2016 of $7,195,157 compared to $5,367,123 during the year ended December 31, 2015. Anticipating portfolio repositioning sales in January 2017, we concluded that the December 31, 2016 unrealized losses on certain of our 3.0% and 3.5% 15-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $6,540 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $785,285 as of December 31, 2016. We determined that there was no other than temporary impairment of our remaining Agency Securities. We also had sales of Non-Agency Securities of $61,843 and sales of Interest-Only Securities of $66,982 for the year ended December 31, 2016.

•	We did not sell short or purchase U.S. Treasury Securities during the years ended December 31, 2016 or December 31, 2015.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	We decreased our total interest rate swap contracts aggregate notional balance from $8,800,000 at December 31, 2015 to $4,225,000 at December 31, 2016.

◦	We terminated our basis swap contracts during the year ended December 31, 2016.

◦	We also entered into $2,850,000 notional of TBA Agency Securities during the year ended December 31, 2016.

2015 vs. 2014

•	Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2015 of $5,367,123 compared to $10,595,518 during the year ended December 31, 2014.

•
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

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	We decreased our total interest rate swap contracts aggregate notional balance from $13,020,000 at December 31, 2014 to $8,800,000 at December 31, 2015, respectively.

◦	Our total Futures Contracts notional amount decreased from $10,000 at December 31, 2014 to $0 at December 31, 2015, respectively, due to the maturity of contracts.

◦	We also entered into $2,000,000 notional of basis swap contracts during the year ended December 31, 2015.

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,469,368 at December 31, 2016, compared to $2,507,505 and $2,697,223 at December 31, 2015 and December 31, 2014, respectively. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our consolidated statements of operations a liability of $3,375,000 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016 and which has been reduced by $1,657 at December 31, 2016.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. The increase in professional fees for the year ended December 31, 2016 compared to the year ended December 31, 2015 was mainly due to an increase in costs recognized in connection with the acquisition of JAVELIN of $2,495.

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

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar stockholder related expenses. The decrease in other expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to lower exchange listing fees and data processing costs due to the decrease in our MBS portfolio.

Taxable Income

As a REIT we are generally not subject to taxation. See Note 14 to the consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For years ended December 31, 2016, December 31, 2015 and December 31, 2014, other comprehensive income (loss) totaled $38,168, $(151,656) and $274,834, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale. The 2014 other comprehensive income amounts reflect recoveries from the closing 2013 price levels.

Financial Condition

Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities, Non-Agency Securities and Interest-only Securities. At December 31, 2016, we invested in these three asset classes.

The charts below present the breakout by percentage of our MBS portfolio, at fair value as of the dates indicated.

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

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at December 31, 2016 and December 31, 2015.

December 31, 2016

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$80,486	$83,577	2.53%	10.41%	11
Multi-Family MBS	1,408,376	1,441,773	3.18%	0.00%	89
10 Year Fixed	135,420	141,705	3.92%	11.51%	112
15 Year Fixed	3,173,008	3,314,719	3.50%	13.26%	160
20 Year Fixed	330,628	352,481	4.16%	15.10%	202
25 Year Fixed	119,151	125,092	3.87%	20.30%	324
30 Year Fixed	1,003,061	1,051,817	3.86%	16.01%	336
Total or Weighted Average	$6,250,130	$6,511,164	3.52%	10.93%	176
TBA Agency Securities 15 Year (2)	1,550,000	1,575,350	2.81%	0.00%	180
TBA Agency Securities 30 Year (2)	1,300,000	1,314,045	3.40%	0.00%	360
Total or Weighted Average	$9,100,130	$9,400,559
Interest-Only Securities (3)	162,979	33,627	4.83%	21.02%	285
Total or Weighted Average		$9,434,186

(1) Weighted average for all prepayments during the quarter ended December 31, 2016, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of December 31, 2016, our TBA Agency Securities had a carrying value of $2,064, reported as derivative asset and a carrying amount of $(35,251), reported as a derivative liability on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
(3) Interest-Only Securities principal amount represents the outstanding balance of the underlying Agency Securities from which the Interest-Only Security is derived. We are not entitled to receive any of those principal amounts.

December 31, 2015

Asset Type (2)	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$114,000	$119,013	2.53%	11.51%	12
Multi-Family MBS	2,126,155	2,158,589	3.09%	0.00%	105
10 Year Fixed	124,035	130,546	3.88%	14.25%	116
15 Year Fixed	4,295,880	4,489,918	3.33%	8.92%	150
20 Year Fixed	3,900,738	4,103,449	3.64%	11.70%	193
25 Year Fixed	16,960	18,359	4.50%	14.15%	279
30 Year Fixed	1,366,748	1,441,682	3.86%	5.89%	347
Total or Weighted Average	$11,944,516	$12,461,556	3.45%	7.98%	178

(1) Weighted average for all prepayments during the quarter ended December 31, 2015, including prepayments related to Agency Securities purchased or sold during the quarter.
(2) We did not have any TBA Agency Securities or Interest-Only Securities outstanding at December 31, 2015.

The charts below present the percentage of our Agency Securities, Interest-only Securities and TBA Agency Securities by type each at fair value as of the dates indicated.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At December 31, 2016 and December 31, 2015, we did not have any investment related receivables or payables.

Our net interest income is primarily a function of the difference between the yield on our assets and the financing (borrowing and hedging) cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage, but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our MBS portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our MBS portfolio and our hedging strategy.

At December 31, 2016 and December 31, 2015, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 11 months and 12 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

The table below summarizes certain characteristics of our Non-Agency Securities at December 31, 2016.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$778,216	$821,343	5.26%	123
NPL/RPL	122,561	122,802	3.80%	375
Legacy Prime Fixed	24,409	19,954	6.03%	241
Legacy ALTA Fixed	76,151	59,253	5.85%	248
Legacy Prime Hybrid	13,641	11,914	2.72%	240
Legacy ALTA Hybrid	6,956	6,039	3.01%	228
New Issue Prime Fixed Non-Agency	11,324	10,865	3.66%	315
Total or Weighted Average	$1,033,258	$1,052,170	5.08%	165

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Non-Agency Securities at December 31, 2016.

The chart below presents the percentage of our Non-Agency Securities, at fair value, by type at December 31, 2016.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 25 of which had open repurchase agreements with us at December 31, 2016 and 26 of which had open repurchases agreements with us at December 31, 2015. We had outstanding balances under our repurchase agreements at December 31, 2016 and December 31, 2015 of $6,818,453 and $11,570,481, respectively, consistent with the decrease in our Agency Securities in our MBS portfolio.

Our repurchase agreements require excess collateral, known as a “hair cut.” At December 31, 2016, the average haircut percentage was 7.45% compared to 4.79% at December 31, 2015. The change in the average haircut percentage reflects the financing of our Non-Agency Securities. No counterparty held collateral in excess of 5% of our total stockholders' equity at December 31, 2016 or at December 31, 2015.

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

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. At December 31, 2016 and December 31, 2015, the notional value of our interest rate swap contracts was 65.73% and 87.50%, respectively, of the fair market value of our Agency Securities non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At December 31, 2016 and December 31, 2015, we had derivatives with a net fair value of $(39,818) and (232,302), respectively. At December 31, 2016 and December 31, 2015, we had interest rate swap contracts with an aggregate notional balance of $4,225,000 and $8,800,000, respectively. We also had TBA Agency Securities with an aggregate notional balance of $2,850,000 at December 31, 2016. We did not have any TBA Agency Securities at December 31, 2015. Our basis swap contracts aggregate notional balance was $0 and $2,000,000 at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, all of our Futures Contracts had expired, no new contracts were entered into in 2016. Futures Contracts are traded on the CME. Counterparty risk of interest rate swap contracts, interest rate swaptions and Futures Contracts are limited to some degree because of daily mark-to-market and collateral requirements. In addition, substantial credit support for the Futures Contracts is provided by the CME. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $(246,186), $(288,732) and $(581,346), respectively, for the year ended December 31, 2016, December 31, 2015, and December 31, 2014 related to our derivatives. For the year ended December 31, 2016, the net unrealized gain (loss) of our Agency Securities decreased by $13,417. This compares to an increase of $(163,202) and an decrease of $343,604 respectively, for the year ended December 31, 2015 and December 31, 2014. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations. The increase in our interest expense on repurchase agreements combined with the decrease in our MBS portfolio, led to a decline in net interest income. The decline in net interest income combined with our net gains on MBS, and net gains (losses) on derivatives in 2016 were the main factors for the change in net income (loss) for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

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

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, from time to time, we use TBA Agency Securities primarily to effectively establish portfolio positions. See the section, Agency Securities, Interest-Only Securities and TBA Agency Securities above.

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2016:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$6,818,453	$6,818,453	$—	$—	$—
Interest expense on repurchase agreements	11,078	11,078	—	—	—
Related Party Fees (1)	183,862	27,150	52,630	52,041	52,041
Board of Directors fees (2)	8,288	1,184	2,368	2,368	2,368
Total	$7,021,681	$6,857,865	$54,998	$54,409	$54,409

(1) Represents fees to be paid to ACM under the terms of the Management Agreements (Refer to Note 10 and Note 15 to the consolidated financial statements).

(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at December 31, 2016. We had interest rate swap contracts with an aggregate notional balance of $4,225,000, a weighted average swap rate of 1.79% and a weighted average term of 80 months at December 31, 2016. We also entered into $2,850,000 notional of TBA Agency Securities during the year ended December 31, 2016.

Liquidity and Capital Resources

Cash provided by (used in) operating activities was $(203,426), $238,255 and $315,100, respectively, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. The decline in cash related to operating activities is primarily related to the overall decline in the size of our MBS portfolio. Our average MBS portfolio was $10,755,853, $13,756,536 and $15,784,528, respectively, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

During the year ended December 31, 2016, we did not repurchase any shares of our common stock.At December 31, 2016, there were 1,874 authorized shares remaining under the Repurchase Program. During the years ended December 31, 2015 and December 31, 2014, we repurchased 7,510 shares and 600 shares of our common stock under the Repurchase Program for an aggregate cost of $159,600 and $18,362, respectively.

From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds.

At December 31, 2016 and December 31, 2015, we financed our MBS portfolio with $6,818,453 and $11,570,481 of borrowings under repurchase agreements. Our leverage ratios at December 31, 2016 and December 31, 2015, were 6.24:1 and 9.44:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end. At December 31, 2016, we had a leverage ratio of 8.92:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. We did not have any TBA Agency Securities outstanding at December 31, 2015.

At December 31, 2016, our liquidity totaled $517,753, consisting of $271,773 of cash plus $245,980 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at December 31, 2016 and December 31, 2015.

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

During the year ended December 31, 2016, we purchased $3,186,015 of MBS using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2016, we received cash of $1,390,704 from prepayments and scheduled principal payments on our MBS. We had a net cash increase from our repurchase agreements of $5,341,635 for the year ended December 31, 2016 and made cash interest payments of approximately $193,944 on our liabilities for the year ended December 31, 2016. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $184,328 of cash collateral posted to counterparties and decreased our liability by $3,774 for cash collateral posted by counterparties at December 31, 2016.

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

The following graph represents the outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements if any), which finance most of our Agency Securities. Our repurchase agreements balance will fluctuate based on our change in capital, leverage targets and the market prices of our assets. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular Agency Security pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

See Note 8 to the consolidated financial statements for more information.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2016 and December 31, 2015, our total borrowings were $6,818,453 and $11,570,481 (excluding accrued interest), respectively. At December 31, 2016 and December 31, 2015, we had a leverage ratio of approximately 6.24:1 and 9.44:1, respectively. At December 31, 2016, we had a leverage ratio of 8.92:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Stockholders’ Equity

See Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2016 and December 31, 2015, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2016 and December 31, 2015, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the consolidated financial statements for our significant accounting policies.

Valuation of MBS and Derivatives

 We carry our MBS and derivatives at fair value. Our Agency Securities are classified as available for sale, and therefore unrealized changes in fair value are reflected directly in total stockholders' equity as accumulated other comprehensive income or loss. Our Non-Agency Securities and Interest-Only Securities are classified as trading securities, and therefore changes in fair value are reported in the consolidated statements of operations as income or loss. We do not use hedge accounting for our derivatives for financial reporting purposes and therefore changes in fair value are reflected in net income as other gain or loss. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders’ equity will be lower. For example, rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

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

Subsequent Events

See Note 18 to the consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•	the impact of a delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for mortgage securities;

•
the downgrade of the U.S. Government's or certain European countries' credit ratings and future downgrades of the U.S. Government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations.;

•	our inability to maintain the level of non-taxable returns of capital through the payment of dividends to our stockholders or to pay dividends to our stockholders at all;

•	inflation or deflation;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for MBS;

•	changes in our business and investment strategy;

•	our failure to maintain an exemption from being regulated as a commodity pool operator;

•	our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;

•	the existence of conflicts of interest in our relationship with ACM, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	our management's competing duties to other affiliated entities, which could result in decisions that are not in the best interest of our stockholders;

•	changes in personnel at ACM or the availability of qualified personnel at ACM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	the potential burdens on our business of maintaining our exclusion from the 1940 Act and possible consequences of losing that exclusion;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

Prepayment Risk

As we receive repayments of principal on our Agency Securities from prepayments and scheduled payments, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire Agency Securities at prices in excess of the principal balance of the mortgage loans underlying such Agency Securities. Conversely, discounts arise when we acquire Agency Securities at prices below the principal balance of the mortgage loans underlying such Agency Securities. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income. At December 31, 2016 and December 31, 2015, substantially all of our Agency Securities were purchased at a premium to par.

Credit Risk for Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. At December 31, 2016, substantially all of our Non-Agency Securities were purchased at or below par.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2016 and December 31, 2015. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

December 31, 2016

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives	Percentage Change in Projected Shareholder's Equity Including Hedges
1.00%	(9.08)%	(1.31)%	(11.67)%
0.50%	(4.49)%	(0.55)%	(4.90)%
(0.50)%	4.28%	0.71%	6.29%
(1.00)%	17.35%	1.07%	9.51%

December 31, 2015

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives	Percentage Change in Projected Shareholder's Equity Including Hedges
1.00%	(16.79)%	(0.08)%	(0.79)%
0.50%	(8.22)%	0.16%	1.63%
(0.50)%	15.27%	0.27%	0.00%
(1.00)%	16.46%	(0.03)%	(0.31)%

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

The above tables quantify the potential changes in net interest income and MBS portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2016 and December 31, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate consolidated statement of comprehensive income (loss).

All of our Non-Agency Securities and Interest-Only Securities are classified as trading securities. As such, they are reflected at fair value with the periodic adjustment to fair value reflected as part of “Other Income (Loss)” reported as part of the consolidated statements of operations.

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

December 31, 2016

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.17)%	(10.41)%
+10 BPS	(0.47)%	(4.16)%
-10 BPS	0.47%	4.16%
-25 BPS	1.17%	10.41%

December 31, 2015

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.27)%	(12.98)%
+10 BPS	(0.51)%	(5.19)%
-10 BPS	0.51%	5.19%
-25 BPS	1.27%	12.98%

The above tables quantify the estimated changes in the fair value of our MBS portfolio and in our portfolio book value as of December 31, 2016 and December 31, 2015. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our MBS portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our MBS portfolio. Therefore, actual results could differ materially from our estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2016. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.

Based on management’s assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

On February 14, 2017, ARMOUR and ACM further amended and restated the Management Agreement by entering into a fifth amended and restated management agreement (the “Fifth Amended and Restated Management Agreement”), dated February 14, 2017 and effective December 29, 2016. Pursuant to Section 1.14 of the Management Agreement, “Gross Equity Raised” as defined therein, is reduced by capital returned to the stockholders of ARMOUR. The last sentence of Section 1.14 states that, “For purposes of the preceding sentence, capital returned to stockholders shall include (i) the purchase price of Equity Securities repurchased by the REIT and (ii) dividends paid by the REIT to the extent that such dividends are deemed a return of capital for tax purposes.” Pursuant to the Fifth Amended and Restated Management Agreement, part (ii) of the last sentence of Section 1.14 was amended to state, “liquidation distributions as approved and so designated by a majority of the Board of Directors,” for the purpose of revising the definition of “Gross Equity Raised” to reflect the fact that the Company has been earning, and expects and desires to continue to earn “to-be-announced drop income,” which is advantageous to the Company and its stockholders from a tax perspective.
The Company has been declaring and paying, and expects to continue to declare and pay dividends on the Company’s common stock out of such “to-be-announced drop income,” which payments are reported to and treated by stockholders as nondividend distributions for tax purposes. The Company believes that the current definition of “Gross Equity Raised” may be ambiguous and provides a potential adverse incentive for ACM to minimize the Company’s use of transactions which generate “to-be-announced drop income” and other earnings that have favorable tax advantages for the Company and its stockholders. The Board has considered all prior dividends as being regular dividends paid in the ordinary course of the Company’s business. The Board has not designated any prior dividends as liquidation distributions, and would specifically designate any future liquidation distributions not made in the ordinary course of the Company’s business explicitly to be such. The Fifth Amended and Restated Management Agreement revises the definition of “Gross Equity Raised” to treat as returns of capital to stockholders any liquidation distributions specifically designated by the Board, but not dividends paid in the ordinary course of the Company’s business, thereby reducing the ambiguity and potential adverse incentive.

Although we believe that the expectations reflected in the above forward-looking statements are reasonable, we cannot guarantee such future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made. Our actual results, performance or achievements may differ materially from those expressed or implied in these forward-looking statements.

On February 14, 2017, the Board appointed Mr. Gordon Harper, VP of Finance and Controller of ARMOUR, as Principal Accounting Officer of ARMOUR, to hold such office until his successor is duly appointed and qualified, effective February 14, 2017. Mr. Harper replaces Mr. James Mountain as Principal Accounting Officer. Mr. Mountain will continue in his roles as Chief Financial Officer, Secretary and Treasurer of ARMOUR.

Mr. Harper, age 50, has been the VP of Finance and Controller of ARMOUR since December 2015. Mr. Harper has also been the VP of Finance and Controller of ACM since December 2015. Mr. Harper joined ARMOUR after a career at Deloitte & Touche LLP spanning 25 years. At Deloitte, Mr. Harper was an audit client service partner serving banking and insurance clients in the US, Canada and the Caribbean. His experience includes advising companies on internal control matters including Sarbanes-Oxley 404 requirements as well as GAAP and International Financial Reporting Standards and public company regulatory and securities reporting requirements. He has advised and assisted on complex accounting matters, mergers and acquisitions, divestitures, due diligence, and securities filings in the US, Canada and Europe.

Mr. Harper is a Chartered Professional Accountant Ontario, and a Certified Public Accountant, Illinois. He holds a Bachelor of Commerce (Honours), from Queen’s University.

ARMOUR’s executive officers, including Mr. Harper, are employees of ACM and are compensated by ACM for services performed for ACM. Pursuant to the terms of the Management Agreement, ACM provides ARMOUR with executive personnel, including the individuals who act as executive officers of ARMOUR. ARMOUR compensates ACM for these services and all other services performed by ACM pursuant to the Management Agreement through payment of a single management fee, and does not separately compensate any of its executive officers, including Mr. Harper, with salaries or other cash compensation. No portion of the management fee is designated for the payment by ACM of compensation to its employees who are executive officers of the Company, including Mr. Harper, and ARMOUR is not required to, and does not separately reimburse ACM for compensation paid by ACM to those persons. However, Mr. Harper is eligible to receive grants of equity and cash-based awards under the ARMOUR 2009 Stock Incentive Plan (the “Plan”), similar to ARMOUR's other executive officers, all who are deemed “Eligible Individuals” under the Plan.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

GLOSSARY OF TERMS

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
“Merger” means the merger of JMI Acquisition Corporation ("Acquisition") with and into JAVELIN on April 6, 2016.
“MGCL” means Maryland General Corporation Law.
“MRA” means master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.
“Multi-Family MBS” means MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
“NFA” means National Futures Association
“Non-Agency Securities” means securities backed by residential mortgages in which we may invest, for which are not issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
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
3.1
Articles of Amendment and Restatement of Articles of Incorporation of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.4 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009)

3.2	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 8, 2011)
3.3	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on December 1, 2011)
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 6, 2012)
3.5
Articles Supplementary Classifying 6,000,000 shares of ARMOUR Residential REIT, Inc.'s preferred stock into additional shares of Series A Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 13, 2012)

3.6
Articles Supplementary Classifying 2,000,000 shares of ARMOUR Residential REIT, Inc.'s preferred stock into additional shares of Series A Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 27, 2012)

3.7
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.3 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

3.8
Articles Supplementary of 7.875% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 12, 2013)

3.9
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc, effective July 31, 2015(Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015)

3.10
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc, effective July 31, 2015(Incorporated by reference to Exhibit 3.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015)

3.11
Amended and Restated Bylaws of ARMOUR Residential REIT, Inc., as amended on October 28, 2014 (Incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2014)

4.1	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.2
Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.1 to the ARMOUR's Registration Statement of Form 8-A (Reg. No. 001-34766) filed with the SEC on June 7, 2012)

4.3
Specimen 7.875% Series B Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on February 12, 2013)

10.1
ARMOUR Residential REIT, Inc. Second Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on May 9, 2014) †††

10.2
Management Agreement, dated as of November 6, 2009 by and between ARMOUR and ARMOUR Residential Management, LLC (Incorporated by reference to Exhibit 10.5 to ARMOUR's Current Report on Form 8–K filed with the SEC on November 12, 2009)

10.3
Amended and Restated Management Agreement, dated as of November 6, 2009 by and between ARMOUR and ARMOUR Residential Management, LLC (Incorporated by reference to Exhibit 10.8 to ARMOUR's Current Report on Form 8–K filed with the SEC on November 12, 2009)

10.4
Fourth Amended and Restated Management Agreement, dated February 23, 2015 between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.4 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.5	Fifth Amended and Restated Management Agreement, dated February 14, 2017, between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP †

10.6
Sub-Management Agreement, dated November 6, 2009, by and among Staton Bell Blank Check LLC, ARMOUR Residential Management LLC, ARMOUR Residential REIT, Inc. and certain individuals (Incorporated by reference to Exhibit 4.4 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009)

10.7
First Amended and Restated Sub-Management Agreement, dated February 23, 2015 by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.8
Distribution Agreement, dated February 18, 2011, by and among the Company, Ladenburg Thalmann & Co. Inc. and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 18, 2011)

10.9
Equity Distribution Agreement, dated October 11, 2011, by and among the Company, Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 12, 2011)

10.10
At Market Issuance Sales Agreement, dated July 13, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and MLV & Co. LLC.(Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 13, 2012)

12.1	Statement of computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends †
21.1	Significant Subsidiaries of the Registrant †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARMOUR Residential REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 15, 2017

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
Cash	$271,773	$289,925
Cash collateral posted to counterparties	79,471	263,799
Agency Securities, available for sale, at fair value (including pledged securities of $6,298,811 at December 31, 2016 and $12,109,868 at December 31, 2015)	6,511,164	12,461,556
Non-Agency Securities, trading, at fair value (including pledged securities of $1,052,170 at December 31, 2016 and $0 at December 31, 2015)	1,052,170	—
Interest-Only Securities, trading, at fair value	33,627	—
Derivatives, at fair value	9,837	999
Principal payments receivable	—	37
Accrued interest receivable	18,452	34,500
Prepaid and other	1,667	4,461
Total Assets	$7,978,161	$13,055,277
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$6,818,453	$11,570,481
Cash collateral posted by counterparties	3,774	—
Derivatives, at fair value	49,655	233,301
Accrued interest payable- repurchase agreements	6,934	7,724
Accounts payable and other accrued expenses	7,280	18,605
Total Liabilities	$6,886,096	$11,830,111

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 36,723 and 36,682 shares issued and outstanding at December 31, 2016 and December 31, 2015	37	37
Additional paid-in capital	2,560,242	2,559,361
Accumulated deficit	(1,439,088)	(1,266,938)
Accumulated other comprehensive loss	(29,134)	(67,302)
Total Stockholders’ Equity	$1,092,065	$1,225,166
Total Liabilities and Stockholders’ Equity	$7,978,161	$13,055,277

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Interest Income:
Agency Securities, net of amortization of premium and fees	$225,796	$365,300	$450,927
Non-Agency Securities, including discount accretion	36,573	—	—
Interest-Only Securities	1,626	—	—
Total Interest Income	$263,995	$365,300	$450,927
Interest expense- repurchase agreements	(73,107)	(59,278)	(59,562)
Interest expense- U.S. Treasury Securities sold short	—	—	(5,551)
Net Interest Income	$190,888	$306,022	$385,814
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(18,211)	(11,546)	68,770
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	(6,540)	—	—
Gain on Non-Agency Securities	59,120	—	—
Gain on Interest-Only Securities	6,431	—	—
Gain (loss) on short sale of U.S. Treasury Securities	—	—	(14,688)
Bargain purchase price on acquisition of JAVELIN	6,484	—	—
Subtotal	$47,284	$(11,546)	$54,082
Realized loss on derivatives (1)	(452,398)	(107,070)	(118,716)
Unrealized gain (loss) on derivatives	206,212	(181,662)	(462,630)
Subtotal	$(246,186)	$(288,732)	$(581,346)
Total Other Loss	$(198,902)	$(300,278)	$(527,264)
Expenses:
Management fees	26,070	27,292	27,857
Professional fees	5,253	3,117	3,735
Insurance	1,010	690	726
Compensation	2,260	2,291	2,796
Other	2,910	3,559	2,484
Total Expenses	$37,503	$36,949	$37,598
Net Loss	$(45,517)	$(31,205)	$(179,048)
Dividends on preferred stock	(15,622)	(15,622)	(15,620)
Net Loss related to common stockholders	$(61,139)	$(46,827)	$(194,668)
Net loss related per share to common stockholders (Note 13):
Basic	$(1.67)	$(1.09)	$(4.32)
Diluted	$(1.67)	$(1.09)	$(4.32)
Dividends declared per common share	$3.02	$3.89	$4.80
Weighted average common shares outstanding:
Basic	36,698	42,780	44,654
Diluted	36,698	42,780	44,654
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see Note 9 to the consolidated financial statements.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net Loss	$(45,517)	$(31,205)	$(179,048)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	18,211	11,546	(68,770)
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	6,540	—	—
Net unrealized gain (loss) on available for sale Agency Securities	13,417	(163,202)	343,604
Other comprehensive income (loss)	$38,168	$(151,656)	$274,834
Comprehensive Income (Loss)	$(7,349)	$(182,861)	$95,786

See notes to the consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2014	2,181	$2	$53,172	5,650	$6	$136,547	44,702	$45	$2,545,074	$2,734,793	$(643,138)	$(190,480)	$1,901,228
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,497)	—	(4,497)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,123)	—	(11,123)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(215,163)	—	(215,163)
Issuance of common stock, net	—	—	—	—	—	—	8	—	269	269	—	—	269
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	35	—	1,153	1,153	—	—	1,153
Common stock repurchased	—	—	—	—	—	—	(600)	(1)	(18,361)	(18,361)	—	—	(18,362)
Net Loss	—	—	—	—	—	—	—	—	—	—	(179,048)	—	(179,048)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	274,834	274,834
Balance, December 31, 2014	2,181	$2	$53,172	5,650	$6	$136,547	44,145	$44	$2,528,135	$2,717,854	$(1,052,969)	$84,354	$1,749,291
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,124)	—	(11,124)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(167,142)	—	(167,142)
Issuance of common stock, net	—	—	—	—	—	—	6	—	147	147	—	—	147
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	41	1	952	952	—	—	953
Common stock repurchased	—	—	—	—	—	—	(7,510)	(8)	(159,592)	(159,592)	—	—	(159,600)
Net Loss	—	—	—	—	—	—	—	—	—	—	(31,205)	—	(31,205)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(151,656)	(151,656)
Balance, December 31, 2015	2,181	$2	$53,172	5,650	$6	$136,547	36,682	$37	$2,369,642	$2,559,361	$(1,266,938)	$(67,302)	$1,225,166
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,124)	—	(11,124)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(111,011)	—	(111,011)
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	41	—	881	881	—	—	881
Net Loss	—	—	—	—	—	—	—	—	—	—	(45,517)	—	(45,517)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	38,168	38,168
Balance, December 31, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,723	$37	$2,370,523	$2,560,242	$(1,439,088)	$(29,134)	$1,092,065

 See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(45,517)	$(31,205)	$(179,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	77,827	109,589	82,965
Accretion of net discount on Non-Agency Securities	(2,118)	—	—
Net amortization of Interest-Only Securities	7,769	—	—
Realized (gain) loss on sale of Agency Securities	18,211	11,546	(68,770)
Other than temporary impairment of Agency Securities	6,540	—	—
Gain on Non-Agency Securities	(59,120)	—	—
Gain on Interest-Only Securities	(6,431)	—	—
Loss on short sale of U.S. Treasury Securities	—	—	14,688
Stock based compensation	881	953	1,153
Bargain purchase price on acquisition of JAVELIN	(6,484)	—	0
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	17,415	6,816	703
(Increase) decrease in prepaid and other assets	3,622	(2,881)	(728)
(Increase) decrease in derivatives, at fair value	(210,034)	155,427	483,068
Increase (decrease) in accrued interest payable- repurchase agreements	(1,703)	712	383
Decrease in accounts payable and other accrued expenses	(4,284)	(12,702)	(19,314)
Net cash provided by (used in) operating activities	$(203,426)	$238,255	$315,100
Cash Flows From Investing Activities:
Purchases of Agency Securities	(2,201,480)	(5,145,847)	(12,505,285)
Purchases of Non-Agency Securities	(882,588)	—	—
Purchases of Interest-Only Securities	(101,947)	—	—
Principal repayments of Agency Securities	1,337,671	1,910,795	1,806,581
Principal repayments of Non-Agency Securities	53,033	—	—
Proceeds from sales of Agency Securities	7,195,157	5,614,195	10,334,920
Proceeds from sales of Non-Agency Securities	61,843	—	—
Proceeds from sales of Interest-Only Securities	66,982	—	—
Disbursements on reverse repurchase agreements	—	—	(18,076,531)
Receipts from reverse repurchase agreements	—	—	18,076,531
(Increase) decrease in cash collateral	212,703	(183,035)	(432,692)
Net cash used in the acquisition of JAVELIN	(73,174)	—	—
Net cash provided by (used in) investing activities	$5,668,200	$2,196,108	$(796,476)

Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	—	147	263
Proceeds from repurchase agreements	139,917,180	90,941,440	80,982,646
Principal repayments on repurchase agreements	(145,258,815)	(93,252,880)	(80,252,229)
Proceeds from short sales of U.S. Treasury Securities	—	—	2,005,363
Purchases of U.S. Treasury Securities	—	—	(2,020,051)
Series A Preferred stock dividends paid	(4,498)	(4,498)	(4,497)
Series B Preferred stock dividends paid	(11,124)	(11,124)	(11,123)
Common stock dividends paid	(111,011)	(167,142)	(215,163)
Common stock repurchased	(14,658)	(144,942)	(5,750)
Net cash provided by (used in) financing activities	$(5,482,926)	$(2,638,999)	$479,459
Net decrease in cash	(18,152)	(204,636)	(1,917)
Cash - beginning of year	289,925	494,561	496,478
Cash - end of year	$271,773	$289,925	$494,561
Supplemental Disclosure:
Cash paid during the year for interest	$193,944	$218,503	$215,573
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$—	$—	$260,598
Payable for unsettled purchases	$—	$—	$445,292
Net unrealized gain (loss) on available for sale Agency Securities	$13,417	$(163,202)	$343,604
Amounts receivable for issuance of common stock	$—	$—	$6
Amounts payable for common stock repurchased	$—	$(14,658)	$(12,612)

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 1 -Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries including the results of JAVELIN Mortgage Investment Corp. since its acquisition on April 6, 2016 (see also Note 16 “Acquisition of JAVELIN Mortgage Investment Corp.”). All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS (as defined below), including an assessment of whether other-than-temporary impairment (“OTTI”) exists, and derivative instruments. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective July 31, 2015.

Note 2 -Organization and Nature of Business Operations

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries, including JAVELIN Mortgage Investment Corp. (“JAVELIN”). References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 10 -Commitments and Contingencies and Note 15 -Related Party Transactions for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or a government agency such as the Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). Interest-only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, “Non-Agency Securities”). Agency Securities, Non-Agency Securities and Interest-only Securities are collectively referred to as “MBS”.

At December 31, 2016 and December 31, 2015, investments in Agency Securities accounted for 85.71% and 100.00% of our MBS portfolio, respectively. During the first quarter of 2016, we began to invest in Non-Agency Securities. At December 31, 2016, investments in Non-Agency Securities accounted for 13.85% of our MBS portfolio. During the second quarter of 2016, we began to invest in Interest-only Securities. At December 31, 2016, investments in Interest-only Securities accounted for 0.44% of our MBS portfolio.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Agency Securities, Available For Sale - At December 31, 2016 and December 31, 2015, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Non-Agency Securities, Trading - At December 31, 2016, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Interest-only Securities, Trading - At December 31, 2016, all of our Interest-only Securities were classified as trading securities. Interest-only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2016 and December 31, 2015.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at December 31, 2016 and December 31, 2015.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

Note 4 -Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet recognizing a right-of-use lease asset and a liability to make lease payments. The standard will be effective for annual periods beginning after December 15, 2018. The Company has assessed the impact of this standard and it will have no impact on the consolidated financial statements as the Company has no leases.

In July 2016 the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off–balance sheet credit, exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company is assessing the impact of this standard but does not expect it to have significant impact on the consolidated financial statements. However, the impact on the consolidated financial statements will depend on the debt securities held by the Company on the date of the adoption.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2016 and December 31, 2015, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3.The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates. At December 31, 2016, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

Interest-Only Securities Trading - The fair value for the Interest-Only Securities in our MBS portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2016, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

Derivative Transactions - Our Futures Contracts are traded on the Chicago Mercantile Exchange (“CME”) and are classified as Level 1. The fair values of our interest rate swap contracts, interest rate swaptions and basis swaps are valued using information provided by third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. Management compares the pricing information received to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts, interest rate swaptions, basis swap contracts and TBA Agency Securities are classified as Level 2.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets at Fair Value:
Agency Securities, available for sale	$—	$6,511,164	$—	$6,511,164
Non-Agency Securities, trading	$—	$—	$1,052,170	$1,052,170
Interest-Only Securities, trading	$—	$33,627	$—	$33,627
Derivatives	$—	$9,837	$—	$9,837
Liabilities at Fair Value:
Derivatives	$—	$49,655	$—	$49,655

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at December 31, 2016 and December 31, 2015.

December 31, 2016			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$271,773	$271,773	$271,773	$—	$—
Cash collateral posted to counterparties	$79,471	$79,471	$—	$79,471	$—
Accrued interest receivable	$18,452	$18,452	$—	$18,452	$—
Financial Liabilities:
Repurchase agreements	$6,818,453	$6,818,453	$—	$6,818,453	$—
Cash collateral posted by counterparties	$3,774	$3,774	$—	$3,774	$—
Accrued interest payable- repurchase agreements	$6,934	$6,934	$—	$6,934	$—

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2015			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$289,925	$289,925	$289,925	$—	$—
Cash collateral posted to counterparties	$263,799	$263,799	$—	$263,799	$—
Principal payments receivable	$37	$37	$—	$37	$—
Accrued interest receivable	$34,500	$34,500	$—	$34,500	$—
Financial Liabilities:
Repurchase agreements	$11,570,481	$11,570,481	$—	$11,570,481	$—
Accrued interest payable- repurchase agreements	$7,724	$7,724	$—	$7,724	$—

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at December 31, 2016. We did not have Level 3 assets at December 31, 2015.

For the Year Ended
Non-Agency Securities	December 31, 2016
Balance, beginning of year	$—
Non-Agency Securities acquired in the acquisition of JAVELIN, at fair value	223,220
Purchases of Non-Agency Securities, at cost	882,588
Principal repayments of Non-Agency Securities	(53,033)
Proceeds from the sale of Non-Agency Securities	(61,843)
Gain on Non-Agency Securities	59,120
Discount accretion	2,118
Balance, end of year	$1,052,170
Gain on Non-Agency Securities	$59,120

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at December 31, 2016. We did not have Level 3 assets at December 31, 2015.

December 31, 2016

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	2.15%	55.49%
Loss severity (life)	0.00%	29.01%	68.40%
Discount rate	3.62%	4.47%	5.50%
Delinquency (life)	0.00%	4.84%	50.10%
Voluntary prepayments (life)	1.50%	8.72%	14.60%

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

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At December 31, 2016 and December 31, 2015, investments in Agency Securities accounted for 85.71% and 100.0% of our MBS portfolio.

We evaluated our Agency Securities with unrealized losses at December 31, 2016, December 31, 2015 and December 31, 2014, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

As a result of this evaluation, no other than temporary impairment was recognized for the years ended December 31, 2015, and December 31, 2014 because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist. Anticipating portfolio repositioning sales in the January 2017, we concluded that the December 31, 2016 unrealized losses on certain of our 3.0% and 3.5% 15-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $6,540 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with aggregate fair value of $785,285 as of December 31, 2016. We determined that there was no other than temporary impairment of our remaining Agency Securities.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

At December 31, 2016, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2016 are also presented below. Our Agency Securities had a weighted average coupon of 3.52% at December 31, 2016.

December 31, 2016	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$38,140	$(174)	$303	$38,269	0.60%
Multi-Family MBS	1,439,126	(5,677)	8,324	1,441,773	22.14
10 Year Fixed	93,440	(755)	335	93,020	1.43
15 Year Fixed	2,796,785	(10,424)	2,011	2,788,372	42.82
20 Year Fixed	338,017	(4,629)	—	333,388	5.12
25 Year Fixed	12,126	(105)	—	12,021	0.18
30 Year Fixed	1,062,718	(10,902)	—	1,051,816	16.15
Total Fannie Mae	$5,780,352	$(32,666)	$10,973	$5,758,659	88.44%

Freddie Mac
10 Year Fixed	48,030	(149)	501	48,382	0.75
15 Year Fixed	530,590	(5,876)	1,633	526,347	8.08
20 Year Fixed	19,503	(410)	—	19,093	0.29
25 Year Fixed	115,442	(2,370)	—	113,072	1.74%
Total Freddie Mac	$713,565	$(8,805)	$2,134	$706,894	10.86%

Ginnie Mae
ARMs & Hybrids	46,092	(786)	3	45,309	0.70
10 Year Fixed	289	—	13	302	0.00
Total Ginnie Mae	$46,381	$(786)	$16	$45,611	0.70%
Total Agency Securities	$6,540,298	$(42,257)	$13,123	$6,511,164	100.00%

ARMOUR Residential REIT, Inc. and Subsidiaries
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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table summarizes the weighted average lives of our Agency Securities at December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$4	$5	$19	$19
Greater than or equal to one year and less than three years	17,773	17,998	30,189	30,375
Greater than or equal to three years and less than five years	3,237,524	3,248,401	6,037,851	6,039,218
Greater than or equal to five years	3,255,863	3,273,894	6,393,497	6,459,246
Total Agency Securities	$6,511,164	$6,540,298	$12,461,556	$12,528,858

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at December 31, 2016 and December 31, 2015 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	$4,069,170	$(41,045)	$61,133	$(1,212)	$4,130,303	$(42,257)
December 31, 2015	$7,105,363	$(58,799)	$1,861,211	$(33,439)	$8,966,574	$(92,238)

During the years ended December 31, 2016, December 31, 2015 and December 31, 2014 we sold $7,195,157, $5,367,123 and $10,595,518 of Agency Securities, which resulted in realized gains (losses) of $(18,211), $(11,546), and $68,770, respectively. During the year ended December 31, 2016 we sold $66,982 of Interest-Only Securities, which resulted in a gain of $4,591. Sales are executed to reposition our MBS portfolio and to reach our target level of liquidity.

Note 7 -Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the consolidated statements of operations in the period in which they occur. At December 31, 2016, investments in Non-Agency Securities accounted for 13.85% of our MBS portfolio.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The components of the carrying value of our Non-Agency Securities at December 31, 2016 are presented in the table below.

	Non-Agency Securities
December 31, 2016	Fair Value	Amortized Cost		Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$821,343	$764,982		$778,216	5.26%
NPL/RPL	122,802	121,869		122,561	3.80%
Legacy Prime Fixed	19,954	19,406		24,409	6.03%
Legacy ALT-A Fixed	59,253	56,776		76,151	5.85%
Legacy Prime Hybrid	11,914	11,163		13,641	2.72%
Legacy ALT-A Hybrid	6,039	5,669		6,956	3.01%
New Issue Prime Fixed Non-Agency	10,865	10,708	—	11,324	3.66%
Total Non-Agency Securities	$1,052,170	$990,573		$1,033,258	5.08%

Our Credit Risk Transfer securities are collaterized by residential mortgage loans meeting agency criteria. However, our securities principal and interest are not guaranteed by the agencies. Credit Risk Transfer Non-Agency Securities include tranches issued since 2014. Our NPL/RPL Non-Agency Securities include tranches issued since 2015 collaterized by non-performing and re-performing loans. Our Legacy and New Issue Prime Fixed Non-Agency Securities are collaterized by residential mortgage loans not guaranteed by any agency. Legacy Prime Fixed, Legacy Alt-A Fixed Non-Agency Securities include tranches issued between 2005-2007. New Issue Prime Fixed Non-Agency Securities include tranches issued in 2013.

The following table summarizes the weighted average lives of our Non-Agency Securities at December 31, 2016.

	December 31, 2016
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost
Less than one year	$—	$—
Greater than or equal to one year and less than three years	122,802	121,869
Greater than or equal to three years and less than five years	94,839	88,750
Greater than or equal to five years	834,529	779,954
Total Non-Agency Securities	$1,052,170	$990,573

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at December 31, 2016 in the table above are based upon market factors, assumptions and estimates from the third party models and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	$2,022	$(14)	$—	$—	$2,022	$(14)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

During the year ended December 31, 2016 we sold $61,843 of Non-Agency Securities, which resulted in a gain of $333. Sales are executed to reposition our MBS portfolio and to reach our target level of liquidity.

Note 8 -Repurchase Agreements

At December 31, 2016, we had MRAs with 42 counterparties and had $6,818,453 in outstanding borrowings with 25 of those counterparties. At December 31, 2015, we had MRAs with 38 counterparties and had $11,570,481 in outstanding borrowings with 26 of those counterparties.

The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2016 and December 31, 2015. No amounts below are subject to offsetting.

December 31, 2016	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$6,017,843	0.92%	22	4.70%
Non-Agency Securities	778,015	2.26%	23	23.82%
U.S. Treasury Securities	22,595	0.46%	3	1.11%
Total or Weighted Average	$6,818,453	1.07%	22	7.45%

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

	December 31, 2016		December 31, 2015
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$5,082,076	1.11%	$8,089,403	0.55%
31 days to 60 days	1,699,197	0.94%	2,487,174	0.57%
61 days to 90 days	37,180	2.38%	343,904	0.71%
Greater than 90 days	—	0.00%	650,000	0.67%
Total or Weighted Average	$6,818,453	1.07%	$11,570,481	0.57%

At December 31, 2016, 9 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 60.00% of our repurchase agreement borrowings outstanding at December 31, 2016. At December 31, 2015, we had 8 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 53.48% of our repurchase agreement borrowings at December 31, 2015. At December 31, 2016 and December 31, 2015, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

The following tables present information about our derivatives at December 31, 2016 and December 31, 2015.

December 31, 2016

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (2)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	7	0.54%	$200,000	$158	$—
Interest rate swap contracts	13-24 Months	17	0.92%	50,000	—	(117)
Interest rate swap contracts	25-36 Months	35	1.21%	550,000	1,547	—
Interest rate swap contracts	73-84 Months	77	1.97%	2,075,000	3,690	(10,767)
Interest rate swap contracts	85-96 Months	84	1.97%	100,000	—	(1,242)
Interest rate swap contracts	109-120 Months	119	1.95%	1,250,000	2,378	(2,278)
TBA Agency Securities	0-60 Months	n/a	n/a	2,850,000	2,064	(35,251)
Total or Weighted Average				$7,075,000	$9,837	$(49,655)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Notional amount includes $300,000 of forward starting interest rate swap contracts which become effective on January 3, 2017.

ARMOUR Residential REIT, Inc. and Subsidiaries
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

The following tables present information about interest rate swap contracts and basis swap contracts and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at December 31, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2016		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$7,773	$(14,404)	$19,395	$12,764
Agency Securities TBA	2,064	(35,251)	37,839	4,652
Totals	$9,837	$(49,655)	$57,234	$17,416

December 31, 2016		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(14,404)	$14,404	$—	$—
Agency Securities TBA	(35,251)	35,251	—	—
Totals	$(49,655)	$49,655	$—	$—

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

		Income (Loss) Recognized
		For the Year Ended
Derivatives	Location on consolidated statements of operations	December 31, 2016	December 31, 2015	December 31, 2014
Interest rate swap contracts:
Realized loss	Realized loss on derivatives	$(370,192)	$(2,274)	$—
Interest income	Realized loss on derivatives	25,270	13,066	14,213
Interest expense	Realized loss on derivatives	(90,978)	(123,929)	(154,874)
Changes in fair value	Unrealized gain (loss) on derivatives	208,082	(182,503)	(371,266)
		$(227,818)	$(295,640)	$(511,927)
Interest rate swaptions:
Realized gain	Realized loss on derivatives	—	—	23,318
Changes in fair value	Unrealized gain (loss) on derivatives	—	—	(92,687)
		$—	$—	$(69,369)
Futures Contracts:
Realized loss	Realized loss on derivatives	—	(184)	(1,373)
Changes in fair value	Unrealized gain (loss) on derivatives	—	180	1,323
		$—	$(4)	$(50)
Basis swap contracts:
Realized gain	Realized loss on derivatives	1,468	—	—
Interest income	Realized loss on derivatives	2,617	803	—
Interest expense	Realized loss on derivatives	(3,116)	(922)	—
Changes in fair value	Unrealized gain (loss) on derivatives	(661)	661	—
		$308	$542	$—
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	(17,467)	6,370	—
Changes in fair value	Unrealized gain (loss) on derivatives	(1,209)	—	—
		$(18,676)	$6,370	$—
Totals		$(246,186)	$(288,732)	$(581,346)

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 10 -Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive a management fee payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM, see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. At December 31, 2016, December 31, 2015 and December 31, 2014, the effective ARMOUR management fee was 1.05%, 1.05% and 1.03% based on gross equity raised of $2,469,368, $2,507,505 and $2,697,223, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2016 and December 31, 2015.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN (Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The Motion to Dismiss is fully briefed and ripe for ruling from the Court. A hearing on the Motion to Dismiss is scheduled for March 3, 2017.

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

Transactions related to awards for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 are summarized below:

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	78	$48.85	132	$51.76	166	$55.52
Granted	—	$—	—	$—	—	$—
Awards issued upon stockholders' approval of Plan amendment	—	$—	—	$—	19	$29.92
Vested	(46)	$56.14	(53)	$56.40	(53)	$56.56
Forfeited	—	$—	(1)	$58.90	—	$—
Unvested RSU Awards Outstanding end of period	32	$39.80	78	$48.85	132	$51.76

At December 31, 2016, there was approximately $693 of unvested stock based compensation related to the Awards (based on the December 31, 2016 stock price of $21.69 per share), that we expect to recognize as an expense over the remaining average service period of 0.3 years. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 12 -Stockholders' Equity

Preferred Stock

At December 31, 2016 and December 31, 2015, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At December 31, 2016, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At December 31, 2016 and December 31, 2015, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at December 31, 2016. At December 31, 2016 and December 31, 2015, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At December 31, 2016 and December 31, 2015, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 560 at December 31, 2016. At December 31, 2016 and December 31, 2015, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

ARMOUR Residential REIT, Inc. and Subsidiaries
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

At December 31, 2016 and December 31, 2015, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 36,723 shares of common stock issued and outstanding at December 31, 2016 and 36,682 shares of common stock issued and outstanding at December 31, 2015.

Common Stock Repurchased

On March 5, 2014, our Board increased the authorization under our common stock repurchase program (the “Repurchase Program”) to 50,000 shares of our common stock outstanding (on a pre-reverse stock split basis). On July 28, 2015, our Board of Directors increased the number of shares of common stock authorized for repurchase under our Repurchase Program to an aggregate of 9,000 shares on a post-reverse stock split basis, effective August 3, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. At December 31, 2016, there were 1,874 authorized shares remaining under the Repurchase Program.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

December 31, 2016

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.33	$12,131
February 13, 2016	February 26, 2016	$0.33	12,131
March 13, 2016	March 28, 2016	$0.33	12,131
April 15, 2016	April 27, 2016	$0.27	9,925
May 16, 2016	May 27, 2016	$0.22	8,087
June 15, 2016	June 29, 2016	$0.22	8,087
July 15, 2016	July 27, 2016	$0.22	8,087
August 15, 2016	August 29, 2016	$0.22	8,087
September 15, 2016	September 27, 2016	$0.22	8,087
October 14, 2016	October 27, 2016	$0.22	8,086
November 15, 2016	November 29, 2016	$0.22	8,086
December 16, 2016	December 27, 2016	$0.22	8,086
Total dividends paid			$111,011

ARMOUR Residential REIT, Inc. and Subsidiaries
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

The following tables present our Series A Preferred Stock dividend transactions for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2016

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.17	$374.8
February 15, 2016	February 26, 2016	$0.17	374.8
March 15, 2016	March 28, 2016	$0.17	374.8
April 15, 2016	April 27, 2016	$0.17	374.8
May 15, 2016	May 27, 2016	$0.17	374.8
June 15, 2016	June 29, 2016	$0.17	374.8
July 15, 2016	July 27, 2016	$0.17	374.8
August 15, 2016	August 29, 2016	$0.17	374.8
September 15, 2016	September 27, 2016	$0.17	374.8
October 15, 2016	October 27, 2016	$0.17	374.8
November 15, 2016	November 27, 2016	$0.17	374.8
December 15, 2016	December 28, 2016	$0.17	374.8
Total dividends paid			$4,497.6

December 31, 2015

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.17	$374.8
February 15, 2015	February 27, 2015	$0.17	374.8
March 15, 2015	March 27, 2015	$0.17	374.8
April 15, 2015	April 27, 2015	$0.17	374.8
May 15, 2015	May 27, 2015	$0.17	374.8
June 15, 2015	June 29, 2015	$0.17	374.8
July 15, 2015	July 27, 2015	$0.17	374.8
August 15, 2015	August 27, 2015	$0.17	374.8
September 15, 2015	September 28, 2015	$0.17	374.8
October 15, 2015	October 27, 2015	$0.17	374.8
November 15, 2015	November 27, 2015	$0.17	374.8
December 15, 2015	December 28, 2015	$0.17	374.8
Total dividends paid			$4,497.6

ARMOUR Residential REIT, Inc. and Subsidiaries
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

The following tables present our Series B Preferred Stock dividend transactions for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

December 31, 2016

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.16	$927.0
February 15, 2016	February 26, 2016	$0.16	927.0
March 15, 2016	March 28, 2016	$0.16	927.0
April 15, 2016	April 27, 2016	$0.16	927.0
May 15, 2016	May 27, 2016	$0.16	927.0
June 15, 2016	June 29, 2016	$0.16	927.0
July 15, 2016	July 27, 2016	$0.16	927.0
August 15, 2016	August 29, 2016	$0.16	927.0
September 15, 2016	September 27, 2016	$0.16	927.0
October 15, 2016	October 27, 2006	$0.16	927.0
November 15, 2016	November 27, 2016	$0.16	927.0
December 15, 2016	December 28, 2016	$0.16	927.0
Total dividends paid			$11,124.0

ARMOUR Residential REIT, Inc. and Subsidiaries
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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2015 and December 31, 2014. We did not have equity transactions for the year ended December 31, 2016

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

Common Stock Repurchases

The following tables present our common stock repurchases for the years ended December 31, 2015 and December 31, 2014. During the year ended December 31, 2016, we did not repurchase any shares of our common stock.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 13 -Net Income (Loss) per Common Share

The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net Loss	$(45,517)	$(31,205)	$(179,048)
Less: Preferred dividends	(15,622)	(15,622)	(15,620)
Net loss related to common stockholders	$(61,139)	$(46,827)	$(194,668)

Weighted average common shares outstanding – basic	36,698	42,780	44,654
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—
Weighted average common shares outstanding – diluted	36,698	42,780	44,654

Note 14 -Income Taxes

The following table reconciles our GAAP net loss to estimated REIT taxable income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
GAAP net loss	$(45,517)	$(31,205)	$(179,048)
Book to tax differences:
Non-Agency Securities	(60,914)	—	—
Interest-Only Securities	(7,818)	—	—
Changes in interest rate contracts	179,979	177,565	439,312
(Gains) Losses on Security Sales	18,211	11,546	(54,082)
Other than temporary loss on Agency Securities	6,540	—	—
Amortization of deferred hedging costs	(47,952)	(13,731)	(1,174)
Bargain purchase price on acquisition of JAVELIN	(6,484)	—	—
Net premium amortization differences	—	—	(5,609)
Other	19	17	21
Estimated taxable income	$36,064	$144,192	$199,420

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income.

Net capital losses realized in 2014, 2015 and 2016 totaling $(341,850), $(5,175) and $(32,268) will be available to offset future capital gains realized through 2019, 2020 and 2021, respectively.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2016 by approximately $250,650, or approximately $6.83 per common share (based on the 36,723 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $126,633, $182,764 and $230,783 for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Our estimated REIT taxable income available for distribution as dividends was $36,064, $144,192 and $199,420 for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of REIT taxable income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 81.55% in 2016, 22.88% in 2015, 14.29% in 2014.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 -Related Party Transactions

The Company is managed by ACM pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2022 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. The JAVELIN management agreement runs through October 5, 2017 and is thereafter automatically renewed for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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

In accordance with the management agreements, we incurred $26,070, $27,292 and $27,857 in management fees for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. In accordance with the JAVELIN management agreement, we paid management fees of $1,657 for the year ended December 31, 2016, reducing the liability recorded upon acquisition.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014 we reimbursed ACM $1,950, $1,921 and $2,204, respectively for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

stock award to our executive officers and other ACM employees through ACM. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $470, $623 and $900 for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

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
The following table summarizes the consideration paid for JAVELIN and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date (amounts in millions):

Consideration:
Cash	$85.2
Fair value of consideration transferred	$85.2
Acquisition related costs (included in professional fees and other expenses)	$2.5
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$12.0
Cash collateral	24.6
Agency Securities	440.7
Non-Agency Securities	223.2
Accrued interest receivable	1.4
Prepaid and other assets	5.4
Repurchase agreements	(589.6)
Derivatives	(17.5)
Accrued interest payable	(0.9)
Accounts payable and other accrued expenses	(7.6)
Total identifiable net assets	$91.7
Bargain purchase price	(6.5)
Total	$85.2
Included in accounts payable and other accrued expenses was a liability of $3,375 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

From the date of the acquisition, total interest income of $13,396 and net income of $15,171 are included in the consolidated statements of operations from the operations of JAVELIN for the year ended December 31, 2016. Total identifiable net assets of $105,580 are included in the consolidated balance sheet for the year ended December 31, 2016.

We recognized a bargain purchase price of $6,484 which is included in Other Income (Loss) in our consolidated statements of operations for the year ended December 31, 2016 as the amount of the identifiable net assets acquired above exceeded the value of the consideration transferred.

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

Note 18 -Subsequent Events

On January 27, 2017, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on January 15, 2017. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable February 27, 2017 to holders of record on February 15, 2017 and payable March 27, 2017 to holders of record on March 15, 2017.

On January 30, 2017, a cash dividend of $0.19 per outstanding common share, or $6,977 in the aggregate, was paid to holders of record on January 17, 2017. We have also declared a cash dividend of $0.19 per outstanding common share payable February 27, 2017 to holders of record on February 15, 2017.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 19 -Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Agency Securities, net of amortization of premium and fees (2)	$78,650	$55,539	$44,544	$47,063
Non-Agency Securities, including discount accretion	327	9,853	12,969	13,424
Interest-Only Securities	—	3	852	771
Interest expense- repurchase agreements	(19,148)	(18,276)	(17,040)	(18,643)
Net Interest Income	$59,829	$47,119	$41,325	$42,615
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	1,891	14,625	2,421	(37,147)
Other than temporary impairment of Agency Securities	—	—	—	(6,540)
Gain on Non-Agency Securities	4,122	10,151	39,522	5,325
Gain (Loss) on Interest-Only Securities	—	(1,243)	(1,105)	8,778
Bargain purchase price on acquisition of JAVELIN	—	6,484	—	—
Realized gain (loss) on derivatives (1)	(246,105)	(112,515)	19,816	(113,594)
Unrealized gain (loss) on derivatives	(89,058)	66,141	25,824	203,305
Expenses (2)	(10,154)	(9,587)	(9,115)	(8,647)
Net Income (Loss)	$(279,475)	$21,175	$118,688	$94,095
Dividends declared on preferred stock	(3,905)	(3,905)	(3,905)	(3,906)
Net Income (Loss) available (related) to common stockholders	$(283,380)	$17,270	$114,783	$90,189
Net income (loss) available (related) per share to common stockholders – Basic	$(7.73)	$0.47	$3.13	$2.46
Net income (loss) available (related) per share to common stockholders – Diluted	$(7.73)	$0.47	$3.12	$2.45
Dividends declared per common share	$0.99	$0.71	$0.66	$0.66
Weighted average common shares outstanding – Basic	36,683	36,693	36,703	36,713
Weighted average common shares outstanding – Diluted	36,683	36,748	36,746	36,745

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.
(2) Certain amounts included in other expenses in the first and second quarters of 2016 have been reclassified to Interest Income Agency Securities.

ARMOUR Residential REIT, Inc. and Subsidiaries
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

Date: February 15, 2017	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of	February 15, 2017
Scott J. Ulm	Risk Management and Co-Vice Chairman (Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman	February 15, 2017
Jeffrey J. Zimmer	(Principal Executive Officer)

/s/ James R. Mountain	Chief Financial Officer, Treasurer and Secretary	February 15, 2017
James R. Mountain	(Principal Financial Officer)

/s/ Gordon M. Harper	VP Finance and Controller	February 15, 2017
Gordon M. Harper	(Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman	February 15, 2017
Daniel C. Staton

/s/ Marc H. Bell	Director	February 14, 2017
Marc H. Bell

/s/ Thomas K. Guba	Director	February 14, 2017
Thomas K. Guba

/s/ Stewart J. Paperin	Director	February 14, 2017
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	February 14, 2017
John P. Hollihan, III

/s/ Robert C. Hain	Director	February 14, 2017
Robert C. Hain

/s/ Carolyn Downey	Director	February 14, 2017
Carolyn Downey