Form 10-Q
period 2017-03-31
Armour Residential REIT, Inc.
filed 2017-05-01
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒          Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐              Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of outstanding shares of the Registrant’s common stock as of April 28, 2017 was 36,732,333.

ARMOUR Residential REIT, Inc. and Subsidiaries
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2017	December 31, 2016
Assets
Cash	$194,459	$271,773
Cash collateral posted to counterparties	24,701	79,471
Agency Securities, available for sale, at fair value (including pledged securities of $5,979,477 at March 31, 2017 and $6,298,811 at December 31, 2016)	6,135,117	6,511,164
Non-Agency Securities, trading, at fair value (including pledged securities of $1,068,855 at March 31, 2017 and $1,052,170 at December 31, 2016)	1,069,438	1,052,170
Interest-Only Securities, trading, at fair value	28,573	33,627
Receivable for unsettled sales (including pledged securities of $649,323 at March 31, 2017 and $0 at December 31, 2016)	649,323	—
Derivatives, at fair value	19,722	9,837
Accrued interest receivable	19,028	18,452
Prepaid and other	2,038	1,667
Total Assets	$8,142,399	$7,978,161
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$6,514,394	$6,818,453
Cash collateral posted by counterparties	10,560	3,774
Payable for unsettled purchases	467,562	—
Derivatives, at fair value	2,381	49,655
Accrued interest payable- repurchase agreements	4,066	6,934
Accounts payable and other accrued expenses	6,041	7,280
Total Liabilities	$7,005,004	$6,886,096

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 36,732 and 36,723 shares issued and outstanding at March 31, 2017 and December 31, 2016	37	37
Additional paid-in capital	2,560,442	2,560,242
Accumulated deficit	(1,411,226)	(1,439,088)
Accumulated other comprehensive loss	(11,866)	(29,134)
Total Stockholders’ Equity	$1,137,395	$1,092,065
Total Liabilities and Stockholders’ Equity	$8,142,399	$7,978,161

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended
	March 31, 2017	March 31, 2016
Interest Income:
Agency Securities, net of amortization of premium and fees	$44,081	$78,650
Non-Agency Securities, including discount accretion	13,898	327
Interest-Only Securities	603	—
Total Interest Income	$58,582	$78,977
Interest expense- repurchase agreements	(18,064)	(19,148)
Net Interest Income	$40,518	$59,829
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(11,154)	1,891
Gain on Non-Agency Securities	24,284	4,122
Loss on Interest-Only Securities	(3,743)	—
Subtotal	$9,387	$6,013
Realized loss on derivatives (1)	(12,249)	(246,105)
Unrealized gain (loss) on derivatives	23,768	(89,058)
Subtotal	$11,519	$(335,163)
Total Other Income (Loss)	$20,906	$(329,150)
Expenses:
Management fees	6,521	6,508
Professional fees	880	2,173
Insurance	277	171
Compensation	477	518
Other	551	784
Total Expenses	$8,706	$10,154
Net Income (Loss)	$52,718	$(279,475)
Dividends on preferred stock	(3,905)	(3,905)
Net Income (Loss) related to common stockholders	$48,813	$(283,380)
Net Income (Loss) per share related to common stockholders (Note 13):
Basic	$1.33	$(7.73)
Diluted	$1.33	$(7.73)
Dividends declared per common share	$0.57	$0.99
Weighted average common shares outstanding:
Basic	36,724	36,683
Diluted	36,748	36,683

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

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended
	March 31, 2017	March 31, 2016
Net Income (Loss)	$52,718	$(279,475)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	11,154	(1,891)
Net unrealized gain on available for sale Agency Securities	6,114	191,912
Other comprehensive income	$17,268	$190,021
Comprehensive Income (Loss)	$69,986	$(89,454)

See notes to the condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	2,181	$2	$53,172	5,650	$6	$136,547	36,723	$37	$2,370,523	$2,560,242	$(1,439,088)	$(29,134)	$1,092,065
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(2,781)	—	(2,781)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(20,951)	—	(20,951)
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	9	—	200	200	—	—	200
Net Income	—	—	—	—	—	—	—	—	—	—	52,718	—	52,718
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	17,268	17,268
Balance, March 31, 2017	2,181	$2	$53,172	5,650	$6	$136,547	36,732	$37	$2,370,723	$2,560,442	$(1,411,226)	$(11,866)	$1,137,395

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Quarter Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net Income (Loss)	$52,718	$(279,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net amortization of premium on Agency Securities	12,633	21,395
Accretion of net discount on Non-Agency Securities	(848)	181
Net amortization of Interest-Only Securities	1,311	—
Realized (gain) loss on sale of Agency Securities	11,154	(1,891)
Gain on Non-Agency Securities	(24,284)	(4,122)
Loss on Interest-Only Securities	3,743	—
Stock based compensation	200	221
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(29)	5,617
(Increase) decrease in prepaid and other assets	(371)	79
(Increase) decrease in derivatives, at fair value	(57,159)	64,718
Decrease in accrued interest payable- repurchase agreements	(2,868)	(1,469)
Decrease in accounts payable and other accrued expenses	(1,239)	(13,960)
Net cash used in operating activities	$(5,039)	$(208,706)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,408,177)	—
Purchases of Non-Agency Securities	(8,224)	(266,800)
Principal repayments of Agency Securities	208,031	368,885
Principal repayments of Non-Agency Securities	16,088	—
Proceeds from sales of Agency Securities	1,387,366	1,789,215
Increase (decrease) in cash collateral	61,556	(42,305)
Net cash provided by investing activities	$256,640	$1,848,995
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	35,245,549	40,339,908
Principal repayments on repurchase agreements	(35,549,608)	(41,986,530)
Series A Preferred stock dividends paid	(1,124)	(1,124)
Series B Preferred stock dividends paid	(2,781)	(2,781)
Common stock dividends paid	(20,951)	(36,393)
Net cash used in financing activities	$(328,915)	$(1,686,920)
Net decrease in cash	(77,314)	(46,631)
Cash - beginning of period	271,773	289,925
Cash - end of period	$194,459	$243,294
Supplemental Disclosure:
Cash paid during the period for interest	$36,117	$67,668
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$649,323	$—
Payable for unsettled purchases	$467,562	$14,955
Net unrealized gain on available for sale Agency Securities	$6,114	$191,912

See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 1 -Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries including the results of JAVELIN Mortgage Investment Corp. since its acquisition on April 6, 2016. (see also Note 16 “Acquisition of JAVELIN Mortgage Investment Corp.”). All intercompany accounts and transactions have been eliminated. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of MBS (as defined below), including an assessment of whether other-than-temporary impairment (“OTTI”) exists, and derivative instruments.

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

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 10 -Commitments and Contingencies and Note 15 -Related Party Transactions for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or a government agency such as Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). We also invest in Interest-Only Securities, which are the interest portion of Agency Securities, that is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance.

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral. Cash collateral posted to/by counterparties may include collateral for interest rate swap contracts (including swaptions and basis swap contracts), and repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis (“TBA Agency Securities”).
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

Agency Securities, Available For Sale - At March 31, 2017 and December 31, 2016, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

Non-Agency Securities, Trading - At March 31, 2017 and December 31, 2016, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Interest-Only Securities, Trading - At March 31, 2017 and December 31, 2016, all of our Interest-Only Securities were classified as trading securities. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-Only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2017 and December 31, 2016.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at March 31, 2017 and December 31, 2016.

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

Reclassification

Certain amounts included in other expenses in the first quarter of 2016 have been reclassified to Interest Income Agency Securities. No other reclassifications have been made to previously reported amounts.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2017 and December 31, 2016, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At March 31, 2017 and December 31, 2016, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

Interest-Only Securities Trading - The fair value for the Interest-Only Securities in our MBS portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2017 and December 31, 2016, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

Derivative Transactions - The fair values of our interest rate swap contracts, interest rate swaptions and basis swaps are valued using information provided by third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. We estimate the fair

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

value of TBA Agency Securities based on similar methods used to value our Agency Securities. Management compares the pricing information received to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our interest rate swap contracts, interest rate swaptions, basis swap contracts and TBA Agency Securities are classified as Level 2.

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
Assets at Fair Value:
Agency Securities, available for sale	$—	$6,135,117	$—	$6,135,117
Non-Agency Securities, trading	$—	$—	$1,069,438	$1,069,438
Interest-Only Securities, trading	$—	$28,573	$—	$28,573
Derivatives	$—	$19,722	$—	$19,722
Liabilities at Fair Value:
Derivatives	$—	$2,381	$—	$2,381

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the quarter ended March 31, 2017.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets at Fair Value:
Agency Securities, available for sale	$—	$6,511,164	$—	$6,511,164
Non-Agency Securities, trading	$—	$—	$1,052,170	$1,052,170
Interest-Only Securities, trading	$—	$33,627	$—	$33,627
Derivatives	$—	$9,837	$—	$9,837
Liabilities at Fair Value:
Derivatives	$—	$49,655	$—	$49,655

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at March 31, 2017 and December 31, 2016.

March 31, 2017			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$194,459	$194,459	$194,459	$—	$—
Cash collateral posted to counterparties	$24,701	$24,701	$—	$24,701	$—
Receivable for unsettled sales	$649,323	$649,323	$—	$649,323	$—
Accrued interest receivable	$19,028	$19,028	$—	$19,028	$—
Financial Liabilities:
Repurchase agreements	$6,514,394	$6,514,394	$—	$6,514,394	$—
Cash collateral posted by counterparties	$10,560	$10,560	$—	$10,560	$—
Payable for unsettled purchases	$467,562	$467,562	$—	$467,562	$—
Accrued interest payable- repurchase agreements	$4,066	$4,066	$—	$4,066	$—

December 31, 2016			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$271,773	$271,773	$271,773	$—	$—
Cash collateral posted to counterparties	$79,471	$79,471	$—	$79,471	$—
Accrued interest receivable	$18,452	$18,452	$—	$18,452	$—
Financial Liabilities:
Repurchase agreements	$6,818,453	$6,818,453	$—	$6,818,453	$—
Cash collateral posted by counterparties	$3,774	$3,774	$—	$3,774	$—
Accrued interest payable- repurchase agreements	$6,934	$6,934	$—	$6,934	$—

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at March 31, 2017 and March 31, 2016.

	For the Quarter Ended	For the Quarter Ended
Non-Agency Securities	March 31, 2017	March 31, 2016
Balance, beginning of period	$1,052,170	$—
Purchases of Non-Agency Securities, at cost	8,224	281,755
Principal repayments of Non-Agency Securities	(16,088)	—
Gain on Non-Agency Securities	24,284	4,122
Discount accretion	848	(181)
Balance, end of period	$1,069,438	$285,696
Gain on Non-Agency Securities	$24,284	$4,122

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at March 31, 2017 and at December 31, 2016.

March 31, 2017

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	1.19%	46.60%
Loss severity (life)	0.00%	24.88%	75.40%
Discount rate	3.05%	4.67%	8.84%
Delinquency (life)	0.00%	4.52%	48.60%
Voluntary prepayments (life)	1.70%	8.81%	18.50%

December 31, 2016

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	2.15%	55.49%
Loss severity (life)	0.00%	29.01%	68.40%
Discount rate	3.62%	4.47%	5.50%
Delinquency (life)	0.00%	4.84%	50.10%
Voluntary prepayments (life)	1.50%	8.72%	14.60%

The tables above include the effects of the structural elements of our Non-Agency Securities, such as subordination and over collateralization or insurance. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of cumulative default is accompanied by a directionally similar change in the assumption used for the delinquency and loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates for the life of the security. However, given the interrelationship between loss estimates and the discount rate, overall Non-Agency Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At March 31, 2017 and December 31, 2016, investments in Agency Securities accounted for 84.82% and 85.71% of our MBS portfolio.

We evaluated our Agency Securities with unrealized losses at March 31, 2017, March 31, 2016 and December 31, 2016, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

As a result of this evaluation, no other than temporary impairment was recognized for the quarters ended March 31, 2017 and March 31, 2016 because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist. Anticipating portfolio repositioning sales in January 2017, we concluded that the December 31, 2016 unrealized losses on certain of our 3.0% 15-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $6,540 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $785,285 as of December 31, 2016. We determined that there was no other than temporary impairment of our remaining Agency Securities.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

At March 31, 2017, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at March 31, 2017 are also presented below. Our Agency Securities had a weighted average coupon of 3.68% at March 31, 2017.

March 31, 2017	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$36,041	$(150)	$285	$36,176	0.60%
Multi-Family MBS	1,455,894	(3,078)	14,902	1,467,718	23.92
10 Year Fixed	73,361	(678)	341	73,024	1.19
15 Year Fixed	1,399,825	(7,429)	1,086	1,393,482	22.71
20 Year Fixed	249,743	(4,157)	—	245,586	4.00
25 Year Fixed	10,414	(114)	—	10,300	0.17
30 Year Fixed	2,378,528	(11,559)	2,467	2,369,436	38.62
Total Fannie Mae	$5,603,806	$(27,165)	$19,081	$5,595,722	91.21%

Freddie Mac
10 Year Fixed	44,223	(100)	384	44,507	0.73
15 Year Fixed	408,752	(3,724)	1,566	406,594	6.63
20 Year Fixed	2,601	(37)	—	2,564	0.04
25 Year Fixed	43,488	(1,094)	—	42,394	0.69
Total Freddie Mac	$499,064	$(4,955)	$1,950	$496,059	8.09%

Ginnie Mae
ARMs & Hybrids	43,830	(793)	3	43,040	0.70
15 Year Fixed	283	—	13	296	0.00
Total Ginnie Mae	$44,113	$(793)	$16	$43,336	0.70%
Total Agency Securities	$6,146,983	$(32,913)	$21,047	$6,135,117	100.00%

At December 31, 2016, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2016 are also presented below. Our Agency Securities had a weighted average coupon of 3.52% at December 31, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

December 31, 2016	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$38,140	$(174)	$303	$38,269	0.60%
Multi-Family MBS	1,439,126	(5,677)	8,324	1,441,773	22.14
10 Year Fixed	93,440	(755)	335	93,020	1.43
15 Year Fixed	2,796,785	(10,424)	2,011	2,788,372	42.82
20 Year Fixed	338,017	(4,629)	—	333,388	5.12
25 Year Fixed	12,126	(105)	—	12,021	0.18
30 Year Fixed	1,062,718	(10,902)	—	1,051,816	16.15
Total Fannie Mae	$5,780,352	$(32,666)	$10,973	$5,758,659	88.44%

Freddie Mac
10 Year Fixed	48,030	(149)	501	48,382	0.75
15 Year Fixed	530,590	(5,876)	1,633	526,347	8.08
20 Year Fixed	19,503	(410)	—	19,093	0.29
25 Year Fixed	115,442	(2,370)	—	113,072	1.74
Total Freddie Mac	$713,565	$(8,805)	$2,134	$706,894	10.86%

Ginnie Mae
ARMs & Hybrids	46,092	(786)	3	45,309	0.70
10 Year Fixed	289	—	13	302	0.00
Total Ginnie Mae	$46,381	$(786)	$16	$45,611	0.70%
Total Agency Securities	$6,540,298	$(42,257)	$13,123	$6,511,164	100.00%

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

The following table summarizes the weighted average lives of our Agency Securities at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$1	$1	$4	$5
Greater than or equal to one year and less than three years	19,615	19,759	17,773	17,998
Greater than or equal to three years and less than five years	1,850,562	1,858,369	3,237,524	3,248,401
Greater than or equal to five years	4,264,939	4,268,854	3,255,863	3,273,894
Total Agency Securities	$6,135,117	$6,146,983	$6,511,164	$6,540,298

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at March 31, 2017 and December 31, 2016 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017	$3,962,189	$(31,709)	$60,026	$(1,204)	$4,022,215	$(32,913)
December 31, 2016	$4,069,170	$(41,045)	$61,133	$(1,212)	$4,130,303	$(42,257)

During the quarter ended March 31, 2017, we sold $1,387,366 of Agency Securities, which resulted in a realized loss of $(11,154). During the quarter ended March 31, 2016, we sold $1,789,215 of Agency Securities, which resulted in realized gains of $1,891. Sales of Agency Securities are done to reposition our MBS portfolio and to reach our target level of liquidity.

Note 7 -Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the condensed consolidated statements of operations in the period in which they occur. At March 31, 2017 and December 31, 2016, investments in Non-Agency Securities accounted for 14.79% and 13.85% of our MBS portfolio.

The components of the carrying value of our Non-Agency Securities at March 31, 2017 are presented in the table below.

	Non-Agency Securities
March 31, 2017	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$842,056	$764,231	$776,724	5.48%
NPL/RPL	113,128	112,138	112,650	3.80%
Legacy Prime Fixed	19,239	18,060	22,875	6.03%
Legacy ALT-A Fixed	58,755	54,153	73,216	5.86%
Legacy Prime Hybrid	11,571	10,739	13,090	2.91%
Legacy ALT-A Hybrid	5,623	5,334	6,568	3.21%
New Issue Prime Fixed Non-Agency	19,066	18,852	20,049	3.70%
Total Non-Agency Securities	$1,069,438	$983,507	$1,025,172	5.25%

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The components of the carrying value of our Non-Agency Securities at December 31, 2016 are presented in the table below.

	Non-Agency Securities
December 31, 2016	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$821,343	$764,982	$778,216	5.26%
NPL/RPL	122,802	121,869	122,561	3.80%
Legacy Prime Fixed	19,954	19,406	24,409	6.03%
Legacy ALT-A Fixed	59,253	56,776	76,151	5.85%
Legacy Prime Hybrid	11,914	11,163	13,641	2.72%
Legacy ALT-A Hybrid	6,039	5,669	6,956	3.01%
New Issue Prime Fixed Non-Agency	10,865	10,708	11,324	3.66%
Total Non-Agency Securities	$1,052,170	$990,573	$1,033,258	5.08%

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

The following table summarizes the weighted average lives of our Non-Agency Securities at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$33,461	$33,018	$—	$—
Greater than or equal to one year and less than three years	79,667	79,120	122,802	121,869
Greater than or equal to three years and less than five years	91,209	83,788	94,839	88,750
Greater than or equal to five years	865,101	787,581	834,529	779,954
Total Non-Agency Securities	$1,069,438	$983,507	$1,052,170	$990,573

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at March 31, 2017 and December 31, 2016, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017	$9,994	$(73)	$—	$—	$9,994	$(73)
December 31, 2016	$2,022	$(14)	$—	$—	$2,022	$(14)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at March 31, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 8 -Repurchase Agreements

At March 31, 2017, we had MRAs with 43 counterparties and had $6,514,394 in outstanding borrowings with 27 of those counterparties. At December 31, 2016, we had MRAs with 42 counterparties and had $6,818,453 in outstanding borrowings with 25 of those counterparties.

The following table represents the contractual repricing regarding our repurchase agreements to finance our MBS purchases at March 31, 2017 and December 31, 2016. No amounts below are subject to offsetting.

March 31, 2017	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$5,690,901	1.00%	18	4.72%
Non-Agency Securities	800,940	2.44%	28	23.82%
U.S. Treasury Securities	22,553	0.75%	0	0.00%
Total or Weighted Average	$6,514,394	1.17%	19	7.56%

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

	March 31, 2017		December 31, 2016
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$5,750,608	1.13%	$5,082,076	1.11%
31 days to 60 days	562,746	1.40%	1,699,197	0.94%
61 days to 90 days	201,040	1.83%	37,180	2.38%
Greater than 90 days	—	0.00%	—	0.00%
Total or Weighted Average	$6,514,394	1.17%	$6,818,453	1.07%

At March 31, 2017, 7 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 50.0% of our repurchase agreement borrowings outstanding at March 31, 2017. At December 31, 2016, we had 9 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 60.0% of our repurchase agreement borrowings at December 31, 2016. At March 31, 2017 and December 31, 2016, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

Effective February 2017, our membership in certain FHLB's was terminated in accordance with the Federal Housing Financing Authority's January 2016 revised Final Rule governing Federal Loan Bank membership which changed the definition of "insurance company" to exclude captives, making them ineligible for membership in the FHLB's.

Note 9 -Derivatives

We enter into derivative transactions to manage our interest rate risk exposure. These transactions may include entering into interest rate swap contracts, swaptions and basis swaps. These transactions are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Basis swap contracts allow us to exchange one floating interest rate basis for another, for example, 3 month LIBOR and Fed Funds Rates, thereby allowing us to diversify our floating rate basis exposures. We also utilize forward contracts for the purchase or sale of TBA Agency Securities.

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

The following tables present information about our derivatives at March 31, 2017 and December 31, 2016.

March 31, 2017

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	4	53.75%	$200,000	$297	$—
Interest rate swap contracts	13-24 Months	14	92.00%	50,000	—	(29)
Interest rate swap contracts	25-36 Months	32	121.40%	550,000	2,912	—
Interest rate swap contracts	61-72 Months	71	210.73%	1,375,000	1,099	(285)
Interest rate swap contracts	73-84 Months	80	174.00%	800,000	5,493	(986)
Interest rate swap contracts	97-108 Months	108	195.00%	50,000	204	—
Interest rate swap contracts	109-120 Months	116	194.84%	1,200,000	4,972	(1,081)
TBA Agency Securities	—	n/a	n/a	1,250,000	4,745
Total or Weighted Average				$5,475,000	$19,722	$(2,381)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2016

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (2)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	7	0.54%	$200,000	$158	$—
Interest rate swap contracts	13-24 Months	17	0.92%	50,000	—	(117)
Interest rate swap contracts	25-36 Months	35	1.21%	550,000	1,547	—
Interest rate swap contracts	73-84 Months	77	1.97%	2,075,000	3,690	(10,767)
Interest rate swap contracts	85-96 Months	84	1.97%	100,000	—	(1,242)
Interest rate swap contracts	109-120 Months	119	1.95%	1,250,000	2,378	(2,278)
TBA Agency Securities	0-60 Months	n/a	n/a	2,850,000	2,064	(35,251)
Total or Weighted Average				$7,075,000	$9,837	$(49,655)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.
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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at March 31, 2017.

March 31, 2017		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$14,977	$(2,381)	$10,079	$22,675
Agency Securities TBA	4,745	—	1,689	6,434
Totals	$19,722	$(2,381)	$11,768	$29,109

March 31, 2017		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(2,381)	$2,381	$(184)	$(184)
Totals	$(2,381)	$2,381	$(184)	$(184)

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at December 31, 2016.

December 31, 2016		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$7,773	$(14,404)	$19,395	$12,764
Agency Securities TBA	2,064	(35,251)	37,839	4,652
Totals	$9,837	$(49,655)	$57,234	$17,416

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

December 31, 2016		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(14,404)	$14,404	$—	$—
Agency Securities TBA	(35,251)	35,251	—	$—
Totals	$(49,655)	$49,655	$—	$—

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters ended March 31, 2017 and March 31, 2016.

		Income (Loss) Recognized
		For the Quarter Ended
Derivatives	Location on condensed consolidated statements of operations	March 31, 2017	March 31, 2016
Interest rate swap contracts:
Realized loss	Realized loss on derivatives	$—	$(226,754)
Interest income	Realized loss on derivatives	8,374	7,449
Interest expense	Realized loss on derivatives	(19,008)	(26,991)
Changes in fair value	Unrealized gain (loss) on derivatives	17,814	(89,989)
		$7,180	$(336,285)
Basis swap contracts:
Interest income	Realized loss on derivatives	—	472
Interest expense	Realized loss on derivatives	—	(281)
Changes in fair value	Unrealized gain (loss) on derivatives	—	931
		$—	$1,122
TBA Agency Securities:
Realized loss	Realized loss on derivatives	(1,615)	—
Changes in fair value	Unrealized gain (loss) on derivatives	5,954	—
		$4,339	$—
Totals		$11,519	$(335,163)

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 10 -Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM, see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. At March 31, 2017 and March 31, 2016, the effective ARMOUR management fee was 1.05% based on gross equity raised of $2,469,368. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2017 and December 31, 2016.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN (see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. To date, the Court has not issued an order on the Motion to Dismiss.

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

Note 11 -Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2017 and December 31, 2016, there were 1,875 shares of common stock issuable under the Plan, of which 1,609 remain available for future issuance.

Transactions related to awards for the quarter ended March 31, 2017 are summarized below:

	March 31, 2017
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	32	$39.80
Vested	(8)	$56.08
Unvested RSU Awards Outstanding end of period	24	$34.99

At March 31, 2017, there was approximately $544 of unvested stock based compensation related to the Awards (based on the March 31, 2017 stock price of $22.71 per share), that we expect to recognize as an expense over the remaining average service period of 0.2 years. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 12 -Stockholders' Equity

Preferred Stock

At March 31, 2017 and December 31, 2016, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At March 31, 2017, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At March 31, 2017 and December 31, 2016, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at March 31, 2017. At March 31, 2017 and December 31, 2016, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At March 31, 2017 and December 31, 2016, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 560 at March 31, 2017. At March 31, 2017 and December 31, 2016, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

At March 31, 2017 and December 31, 2016, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 36,732 shares of common stock issued and outstanding at March 31, 2017 and 36,723 shares of common stock issued and outstanding at December 31, 2016.

Common Stock Repurchased

At March 31, 2017 and December 31, 2016, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). During the quarter ended March 31, 2017, we did not repurchase any common shares under the Repurchase Program. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Dividends

The following table presents our common stock dividend transactions for the quarter ended March 31, 2017.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2017	January 30, 2017	$0.19	$6,984
February 15, 2017	February 27, 2017	$0.19	6,984
March 15, 2017	March 30, 2017	$0.19	6,983
Total dividends paid			$20,951

The following table presents our Series A Preferred Stock dividend transactions for the quarter ended March 31, 2017.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.17	$374.8
February 15, 2017	February 27, 2017	$0.17	374.8
March 15, 2017	March 27, 2017	$0.17	374.8
Total dividends paid			$1,124

The following table presents our Series B Preferred Stock dividend transactions for the quarter ended March 31, 2017.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.16	$927
February 15, 2017	February 27, 2017	$0.16	927
March 15, 2017	March 27, 2017	$0.16	927
Total dividends paid			$2,781

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 13 -Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters ended March 31, 2017, and March 31, 2016.

	For the Quarter Ended
	March 31, 2017	March 31, 2016
Net Income (Loss)	$52,718	$(279,475)
Less: Preferred dividends	(3,905)	(3,905)
Net income (loss) related to common stockholders	$48,813	$(283,380)

Weighted average common shares outstanding – basic	36,724	36,683
Add: Effect of dilutive non-vested awards, assumed vested	24	—
Weighted average common shares outstanding – diluted	36,748	36,683

Note 14 -Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters ended March 31, 2017 and March 31, 2016.

	For the Quarter Ended
	March 31, 2017	March 31, 2016
GAAP net income (loss)	$52,718	$(279,475)
Book to tax differences:
Premium amortization expense	(90)	—
Non-Agency Securities	(24,942)	(4,125)
Interest-Only Securities	3,141	—
Changes in interest rate contracts	(22,153)	315,811
(Gains) Losses on Security Sales	11,154	(1,891)
Amortization of deferred hedging costs	(14,904)	(9,232)
Other	4	3
Estimated REIT taxable income	$4,928	$21,091

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income.

Net capital losses realized in 2013, 2014, 2015 and 2016 totaling $(579,322), $(341,850), $(5,182) and $(31,204) will be available to offset future capital gains realized through 2018, 2019, 2020 and 2021, respectively.

The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at March 31, 2017 by approximately $167,995, or approximately $4.57 per common share (based on the 36,732 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $24,856 and $40,298 for the quarters ended March 31, 2017 and March 31, 2016, respectively. Our estimated REIT taxable income available for distribution as dividends was $4,928 and $21,091 for the quarters ended March 31, 2017 and March 31, 2016, respectively. Our REIT taxable income and dividend

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 -Related Party Transactions

ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2022 and is thereafter automatically renewed for successive five-year terms unless terminated under certain circumstances. The JAVELIN Management Agreement, amended on March 31, 2017, runs through October 5, 2017 and is thereafter automatically renewed for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination of either management agreement. Effective October 5, 2017, the management fee under the JAVELIN Management Agreement shall be $1.00 per annum.

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

In accordance with management agreements, we incurred $6,521 in management fees for the quarter ended March 31, 2017. For the quarter ended March 31, 2016, we incurred $6,508 in management fees. In accordance with the JAVELIN management agreement, we paid management fees of $565, for the quarter ended March 31, 2017, reducing the liability recorded upon acquisition.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the quarter ended March 31, 2017, we reimbursed ACM $355, for other expenses incurred on our behalf. For the quarter ended March 31, 2016, we reimbursed ACM $467, for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. No new awards have been granted since 2013. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $83 for the quarter ended March 31, 2017 and $118 for the quarter ended March 31, 2016.

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER Securities, LLC, (“BUCKLER”) a Delaware limited liability company, controlled by ACM and certain executive officers of ARMOUR. The investment was included in Prepaid and other assets in our condensed consolidated balance sheet at March 31, 2017 and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $259 at March 31, 2017 reflecting our initial investment less our share of BUCKLER’s startup costs. The intended purpose of the investment in BUCKLER is to

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

facilitate access to repurchase financing for the Company, on potentially more attractive terms (based upon the combination of rate, term, size, haircut, stability and reliability generally available in the market for comparable securities transactions) than are available through third party brokers and dealers in the repurchase financing market, or from other suitable counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company, must approve in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected.

In addition, on April 25, 2017, the Company entered into certain subordinated loan agreements with BUCKLER, in order for BUCKLER to meet Financial Industry Regulatory Authority required regulatory capital requirements of BUCKLER as a broker-dealer, totaling $105.0 million, , plus interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds generally in government securities. On April 25, 2017, we funded $25.0 million of the subordinated loan to BUCKLER. The remaining amounts under the subordinated loan commitment will need to be funded by the Company before BUCKLER can become fully operational.

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

Total interest income of $3,183 and net income of $5,542 are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter ended March 31, 2017. Total identifiable net assets of $111,691 and $105,580 are included in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 18 -Subsequent Events

Dividends

On April 27, 2017, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, was paid to holders of record on April 15, 2017. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable May 30, 2017 to holders of record on May 15, 2017 and payable June 27, 2017 to holders of record on June 15, 2017.

On April 28, 2017, a cash dividend of $0.19 per outstanding common share, or $0 in the aggregate, was paid to holders of record on April 17, 2017. We have also declared cash dividends of $0.19 per outstanding common share payable May 30, 2017 to holders of record on May 15, 2017.

In April 2017, we funded a $25.0 million subordinated loan to Buckler. For more information, see Note 15, “Related Party Transactions”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries, including JAVELIN Mortgage Investment Corp. (“JAVELIN”) References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

ARMOUR is a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Interest-Only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and together with Agency Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. The Company is managed by ACM, an investment advisor registered with the SEC. See Note 10 and Note 15 to the condensed consolidated financial statements for further details.

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

Acquisition of JAVELIN

On April 6, 2016, we completed the acquisition of JAVELIN for an aggregate of approximately $85,200 in cash. Total interest income of $3,183 and net income of $5,542 , were included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter ended March 31, 2017. Total identifiable net assets of $111,691 and $105,580 are included in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. See Note 16 to the condensed consolidated financial statements for further details.

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

Short-term Interest Rates and Funding Costs

On March 15, 2017, the Fed raised its target range for the Federal Funds Rate to between 0.75% and 1.00%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from March 31, 2015 to March 31, 2017.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. Since 2015, the interest rate swap spread has been negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our MBS. We do not use such hedging contracts for speculative purposes. As of March 31, 2017 and December 31, 2016, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations for the quarterly periods presented:

The decrease in interest income on Agency Securities led to a decline in net interest income for the quarter ended March 31, 2017. Interest income on Non-Agency Securities and Interest-Only Securities increased for the quarter ended March 31, 2017. We began investing in Non-Agency Securities during March 2016, and therefore a partial period of activity was reflected for the quarter ended March 31, 2016. We did not begin to invest in Interest-Only Securities until the second quarter of 2016. Our net loss on derivatives in 2016 was the main factor for the change in net income (loss) for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016.

Net Interest Income

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2017 vs. 2016

•	Our average MBS portfolio (including TBA Agency Securities) decreased by 20.1% from $11,455,691 at March 31, 2016 to $9,148,699 at March 31, 2017.

•	Our asset yields increased by 0.2% and our interest expense on our repurchase agreements increased by 0.4% for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

•
Our net interest rate spread increased by 0.24 basis points from 1.37% at March 31, 2016 to 1.61% at March 31, 2017. The increase in the interest rate spread from 2016 to 2017, was offset by the decrease in our MBS portfolio.

At March 31, 2017 and December 31, 2016, our Agency Securities in our MBS portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.7% and 104.6%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio (including TBA Agency Securities) for the quarterly periods ended on the dates shown below:

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Other Income (Loss)

2017 vs. 2016

•
Gains on Agency Securities resulted from the sales of Agency Securities during the quarter ended March 31, 2017 of $1,387,366 compared to $1,789,215 during the quarter ended March 31, 2016. At March 31, 2017 and March 31, 2016, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. As a result of this evaluation, no other than temporary impairment was recognized for the quarters ended March 31, 2017 and March 31, 2016, respectively, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist.

•	Gain on Non-Agency Securities resulted from the change in fair value of the securities.

•	Loss on Interest-Only Securities resulted from a decrease in the fair value of these securities.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	We decreased our total interest rate swap contracts aggregate notional balance from $6,575,000 at March 31, 2016 to $4,225,000 at March 31, 2017.

◦	We decreased our total basis swap contracts aggregate notional balance from $2,000,000 at March 31, 2016 to $0 at March 31, 2017.

◦	We increased our total TBA Agency Securities aggregate notional balance from $0 at March 31, 2016 to $1,250,000 at March 31, 2017.

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,469,368 at March 31, 2017 and March 31, 2016. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations a liability of $3,375 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016 and which has been reduced by $2,221 as of March 31, 2017.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. The decrease in professional fees for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, was due to fees related to the $1,525 of costs incurred in connection with the acquisition of JAVELIN.

Insurance includes premiums for both general business and directors and officers liability coverage. The increase in 2017 compared to 2016 is due to the addition of JAVELIN's insurance premiums.

Compensation includes both non-executive director compensation as well as the restricted stock awarded to our executive officers and other ACM employees through ACM. The fluctuation from year to year is due to a combination of the change in our stock price and the number of awards vesting to our executive officers and other ACM employees. No new awards have been granted since 2013.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar stockholder related expenses. The decrease in other expenses for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, was due to lower exchange listing fees and data processing costs.

Taxable Income

As a REIT, we are generally not subject to taxation. See Note 14 to the condensed consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarters ended March 31, 2017 and March 31, 2016, other comprehensive income totaled $17,268 and $190,021, respectively, reflecting net unrealized gain (loss) on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities, Non-Agency Securities and Interest-only Securities. At March 31, 2017, we invested in these three asset classes.

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

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at March 31, 2017 and December 31, 2016.

March 31, 2017

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$76,300	$79,215	2.62%	8.90%	12
Multi-Family MBS	1,425,731	1,467,718	3.18%	0.00%	88
10 Year Fixed	112,554	117,827	4.00%	15.36%	109
15 Year Fixed	1,714,001	1,800,077	3.66%	11.06%	167
20 Year Fixed	231,731	248,150	4.35%	14.89%	212
25 Year Fixed	50,834	52,694	3.70%	8.62%	318
30 Year Fixed	2,260,574	2,369,436	3.94%	3.57%	336
Total or Weighted Average	$5,871,725	$6,135,117	3.68%	5.97%	213
TBA Agency Securities 15 Year (2)	1,050,000	1,076,594	3.00%	0.00%	180
TBA Agency Securities 30 Year (2)	200,000	209,328	4.00%	0.00%	360
Total or Weighted Average	7,121,725	7,421,039
Interest-Only Securities (3)	153,760	28,573	4.85%	17.37%	285
Total or Weighted Average		$7,449,612

(1) Weighted average for all prepayments during the quarter ended March 31, 2017, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of March 31, 2017, our TBA Agency Securities had a net carrying value of $4,745, reported as derivative asset on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
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

(1) Weighted average for all prepayments during the year ended December 31, 2016, including prepayments related to Agency Securities purchased during the quarter.
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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At March 31, 2017 we had investment related receivables of $649,323 with respect to unsettled sales and investment related payables of $467,562 with respect to unsettled purchases. At December 31, 2016 we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

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

At March 31, 2017 and December 31, 2016, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 12 months and 11 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

The table below summarizes certain characteristics of our Non-Agency Securities at March 31, 2017.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$776,724	$842,056	5.48%	121
NPL/RPL	112,650	113,128	3.80%	373
Legacy Prime Fixed	22,875	19,239	6.03%	239
Legacy ALTA Fixed	73,216	58,755	5.86%	246
Legacy Prime Hybrid	13,090	11,571	2.91%	238
Legacy ALTA Hybrid	6,568	5,623	3.21%	226
New Issue Prime Fixed Non-Agency	20,049	19,066	3.70%	326
Total or Weighted Average	$1,025,172	$1,069,438	5.26%	162

The table below summarizes certain characteristics of our Non-Agency Securities at December 31, 2016.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$778,216	$821,343	5.26%	123
NPL/RPL	122,561	122,802	3.80%	375
Legacy Prime Fixed	24,409	19,954	6.03%	241
Legacy ALTA Fixed	76,151	59,253	5.85%	248
Legacy Prime Hybrid	13,641	11,914	2.72%	240
Legacy ALTA Hybrid	6,956	6,039	3.01%	228
New Issue Prime Fixed Non-Agency	11,324	10,865	3.66%	315
Total or Weighted Average	$1,033,258	$1,052,170	5.08%	165

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Non-Agency Securities at March 31, 2017 or December 31, 2016.

The charts below present the percentage of our Non-Agency Securities, at fair value, by type at March 31, 2017 and at December 31, 2016.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 27 of which had open repurchase agreements with us at March 31, 2017 and 25 of which had open repurchases agreements with us at December 31, 2016. We had outstanding balances under our repurchase agreements at March 31, 2017 and December 31, 2016 of $6,514,394 and $6,818,453, respectively, consistent with the decrease in our Agency Securities in our MBS portfolio.

Our repurchase agreements require excess collateral, known as a “hair cut.” At March 31, 2017, the average haircut percentage was 7.56% compared to 7.45% at December 31, 2016. As of March 31, 2017, Agency Securities haircuts averaged 4.72% and Non-Agency Securities haircuts averaged 23.82%. No counterparty held collateral in excess of 5% of our total stockholders' equity at March 31, 2017 or at December 31, 2016.

Effective February 2017, our membership in certain FHLB's was terminated in accordance with the Federal Housing Financing Authority's January 2016 revised Final Rule governing Federal Loan Bank membership which changed the definition of "insurance company" to exclude captives, making them ineligible for membership in the FHLB's.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. At March 31, 2017 and December 31, 2016, the notional value of our interest rate swap contracts was 69.8% and 65.73%, respectively, of the fair market value of our Agency Securities non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At March 31, 2017 and December 31, 2016, we had derivatives with a net fair value of $17,341 and $(39,818), respectively. At March 31, 2017 and December 31, 2016, we had interest rate swap contracts with an aggregate notional balance of $4,225,000. We also had TBA Agency Securities with an aggregate notional balance of $1,250,000 and $2,850,000 at March 31, 2017 and December 31, 2016, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $11,519 and $(335,163), related to our derivatives for the quarters ended March 31, 2017 and March 31, 2016, respectively. For the quarter ended March 31, 2017, the net unrealized gain of our Agency Securities increased by $6,114 and for the quarter ended March 31, 2016, the net unrealized gain of our Agency Securities increased by $191,912. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations. The decrease in our interest income on Agency Securities combined led to a decline in net interest income for the quarter ended March 31, 2017. Our net net loss on derivatives in 2016 was the main factor for the change in net income (loss) for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016.

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

Contractual Obligations and Commitments

We had the following contractual obligations at March 31, 2017:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$6,514,394	$6,514,394	$—	$—	$—
Interest expense on repurchase agreements	7,734	7,734	—	—	—
Related Party Fees (1)	183,297	27,150	52,065	52,041	52,041
Board of Directors fees (2)	8,288	1,184	2,368	2,368	2,368
Total	$6,713,713	$6,550,462	$54,433	$54,409	$54,409

(1) Represents fees to be paid to ACM under the terms of the Management Agreements (Refer to Note 10 and Note 15 to the condensed consolidated financial statements).
(2) Represents fees to be paid to the Board.

We had contractual commitments under derivatives at March 31, 2017. We had interest rate swap contracts with an aggregate notional balance of $4,225,000, a weighted average swap rate of 1.79% and a weighted average term of 77 months at March 31, 2017.

Liquidity and Capital Resources

Net cash used in operating activities was $5,039 and $208,706, respectively, for the quarters ended March 31, 2017 and March 31, 2016. Our average MBS portfolio was $9,148,699 and $11,455,691, respectively, for the quarters ended March 31, 2017 and March 31, 2016, respectively.

At March 31, 2017, we financed our MBS portfolio with $6,514,394 of borrowings under repurchase agreements. Our leverage ratio at March 31, 2017, was 5.73:1. At March 31, 2017, we had a leverage ratio of 6.34:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At March 31, 2017, our liquidity totaled $559,095, consisting of $194,459 of cash plus $364,636 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our condensed consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at March 31, 2017 and December 31, 2016.

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

During the quarter ended March 31, 2017, we purchased $1,883,963 of MBS using proceeds from repurchase agreements and principal repayments. During the quarter ended March 31, 2017, we received cash of $224,119 from prepayments and scheduled principal payments on our MBS. We had a net cash increase from our repurchase agreements of $304,059 for the quarter ended March 31, 2017 and made cash interest payments of approximately $36,117 on our liabilities for the quarter ended March 31, 2017. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $54,770 of cash collateral posted to counterparties at March 31, 2017 and increased our liability by $6,786 for cash collateral posted by counterparties at March 31, 2017.

During the quarter ended March 31, 2016, we purchased $281,755 of Non-Agency Securities using proceeds from repurchase agreements and principal repayments. During the quarter ended March 31, 2016, we received cash of $368,885 from prepayments and scheduled principal payments on our Agency Securities. We had a net cash increase from our repurchase agreements of $1,646,622 for the quarter ended March 31, 2016 and made cash interest payments of approximately $67,668 on our liabilities. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $42,305 of cash collateral posted to counterparties at March 31, 2016.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2017 and December 31, 2016, our total borrowings were $6,514,394 and $6,818,453 (excluding accrued interest), respectively. At March 31, 2017 and December 31, 2016, we had a leverage ratio of approximately 5.73:1 and 9.44:1, respectively. At March 31, 2017, we had a leverage ratio of 6.34:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Off-Balance Sheet Arrangements

At March 31, 2017 and December 31, 2016, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at March 31, 2017 and December 31, 2016, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

GLOSSARY OF TERMS

“Agency Securities” means securities issued or guaranteed by a GSE, such as Fannie Mae, Freddie Mac or a government agency such as Ginnie Mae
“ARMOUR TRS” means our wholly-owned subsidiary formed for the purpose of facilitating the capitalization of BUCKLER
“ARMs” means Adjustable Rate Mortgage backed securities.
“Basis swap contracts” means derivative contracts that allow us to exchange one floating interest rate basis for another, for example, 3 month LIBOR and Fed Funds Rates, thereby allowing us to diversify our floating rate basis exposures.
“Board” means ARMOUR’s Board of Directors.
“BUCKLER” means BUCKLER Securities, LLC, a Delaware limited liability company
“CMBS” means commercial mortgage backed securities.
“Code” means the Internal Revenue Code of 1986.
“CPR” means constant prepayment rate.
“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act.
“Exchange Act” means the Securities Exchange Act of 1934.
“Fannie Mae” means the Federal National Mortgage Association.
“Fed” means the U.S. Federal Reserve.
“FHLB” means Federal Home Loan Bank.
“FICC” means the Fixed Income Clearing Corporation
“FINRA” means the Financial Industry Regulatory Authority
“Freddie Mac” means the Federal Home Loan Mortgage Corporation.
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

GLOSSARY OF TERMS

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2017 and December 31, 2016. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

March 31, 2017

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives	Percentage Change in Projected Shareholder's Equity Including Hedges
1.00%	(6.59)%	(0.98)%	(7.46)%
0.50%	(3.18)%	(0.31)%	(2.37)%
(0.50)%	2.68%	0.56%	4.28%
(1.00)%	7.73%	0.63%	4.82%

December 31, 2016

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives	Percentage Change in Projected Shareholder's Equity Including Hedges
1.00%	(9.08)%	(1.31)%	(11.67)%
0.50%	(4.49)%	(0.55)%	(4.90)%
(0.50)%	4.28%	0.71%	6.29%
(1.00)%	17.35%	1.07%	9.51%

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

The above tables quantify the potential changes in net interest income and MBS portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2017 and December 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

March 31, 2017

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.29)%	(9.64)%
+10 BPS	(0.51)%	(3.86)%
-10 BPS	0.51%	3.86%
-25 BPS	1.29%	9.64%

December 31, 2016

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.17)%	(10.41)%
+10 BPS	(0.47)%	(4.16)%
-10 BPS	0.47%	4.16%
-25 BPS	1.17%	10.41%

The above tables quantify the estimated changes in the fair value of our MBS portfolio and in our portfolio book value as of March 31, 2017 and December 31, 2016. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our MBS portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our MBS portfolio. Therefore, actual results could differ materially from our estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2017. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation

(“Acquisition”) as defendants. The Lenell, Curley, Heid and Harmon suits also name ACM as an additional defendant. All suits except for the Harmon suit also name JAVELIN as an additional defendant. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The Florida action was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the 8 Maryland cases into 1 action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. To date, the Court has not issued an order on the Motion to Dismiss.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Organization of BUCKLER Securities LLC Broker-Dealer
We have negotiated a strategic joint venture with ACM for the purpose of facilitating ARMOUR’s access to more stable, reliable and potentially lower priced repurchase agreement financing than what is generally available in the market for comparable securities transactions. The parties formed a Delaware limited liability company, BUCKLER Securities, LLC (”BUCKLER”), and our independent directors negotiated a series of transactions with ACM and various affiliates of ARMOUR and ACM, as described more below (the “BUCKLER Transactions”), with the intended purpose of utilizing a regulated broker-dealer platform to facilitate access to repurchase financing for ARMOUR, on potentially more attractive terms (based upon the combination of rate, term, size, haircut, stability and reliability generally available in the market for comparable securities transactions) than are available through third party brokers and dealers in the repurchase financing market, or from other suitable counterparties. We also sought regulatory approval from, and to become a member of, FINRA and FICC. We have finalized the agreements underlying the BUCKLER Transactions (the “BUCKLER Agreements”) and received written approval from FINRA of our application to become a member of FINRA. In April 2017, we executed the FINRA membership agreement, which commenced BUCKLER as a FINRA-registered broker-dealer. BUCKLER’s application to become a member of the FICC is pending and is required before BUCKLER can become fully operational, but we expect it to become fully operational during the third fiscal quarter of 2017. However, there can be no assurances that BUCKLER will be successful in becoming a member of the FICC and fully operational.

In connection with the BUCKLER Transactions, ARMOUR TRS Inc., ATRS, ACM, our Chief Financial Officer (“CFO”) and our Chief Operating Officer (“COO”), and an unaffiliated executive officer of BUCKLER, entered in to an operating agreement of BUCKLER (the “BUCKLER Operating Agreement”). Pursuant to the BUCKLER Operating Agreement, ACM, ATRS, the CFO and COO, and the executive officer of BUCKLER, each contributed $2,467, $352, $305, $148 and $252, respectively, to BUCKLER in exchange for equity interests in BUCKLER of 70%, 10%, 8.65%, 4.21% and 7.14%, respectively. The operating agreement contains certain provisions to benefit and protect ARMOUR, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of ARMOUR, through ATRS, must approve in their sole discretion any third party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for ARMOUR is materially adversely affected. The initial Board of managers of BUCKLER will consist of one of our Co-CEOs and our CFO and an unaffiliated executive officer of BUCKLER.

Also in connection with the BUCKLER Transactions, ARMOUR and ATRS entered into certain subordinated loan agreements with BUCKLER, in order for BUCKLER to meet FINRA-required regulatory capital requirements of BUCKLER as a broker-dealer, in the principal amounts of $65 million and $40 million, respectively, plus interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds generally in government securities. On April 25, 2017, ATRS funded $25 million of its subordinated loan to BUCKLER. The remaining amounts under the subordinated loan commitment will need to be funded by ARMOUR and ATRS before BUCKLER can become fully operational. These subordinated loans will serve as regulatory capital for BUCKLER and will represent a redeployment of capital that we have historically been required to commit to haircuts in connection with our repurchase transactions. The subordinated loan agreements are based substantially on standard, FINRA-prescribed terms and conditions, including those governing prepayment rights, events of acceleration and default, and provisions allowing for the return to us of the loan proceeds, in conjunction with the BUCKLER Operating Agreement and subject to FINRA’s rules and regulations.

Our audit committee has reviewed, approved and authorized the BUCKLER Agreements and the BUCKLER Transactions as related party transactions under Item 404 of Regulation S-K, which approval was subject to approval by our independent directors. Our independent directors have separately and simultaneously authorized and approved these agreements and transactions.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2017	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer

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