Form 10-Q
period 2017-06-30
Armour Residential REIT, Inc.
filed 2017-07-26
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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

The number of outstanding shares of the Registrant’s common stock as of July 25, 2017 was 41,240,663.

ARMOUR Residential REIT, Inc. and Subsidiaries
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2017	December 31, 2016
Assets
Cash	$412,133	$271,773
Cash collateral posted to counterparties	57,622	79,471
Agency Securities, available for sale, at fair value (including pledged securities of $5,762,591 at June 30, 2017 and $6,298,811 at December 31, 2016)	6,906,293	6,511,164
Non-Agency Securities, trading, at fair value (including pledged securities of $998,032 at June 30, 2017 and $1,052,170 at December 31, 2016)	998,204	1,052,170
Interest-Only Securities, trading, at fair value	28,627	33,627
Derivatives, at fair value	5,399	9,837
Accrued interest receivable	18,640	18,452
Prepaid and other	1,804	1,667
Subordinated Loan due from BUCKLER Securities LLC	25,000	—
Total Assets	$8,453,722	$7,978,161
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$6,295,802	$6,818,453
Cash collateral posted by counterparties	2,349	3,774
Payable for unsettled purchases	828,642	—
Derivatives, at fair value	31,634	49,655
Accrued interest payable- repurchase agreements	3,676	6,934
Accounts payable and other accrued expenses	6,502	7,280
Total Liabilities	$7,168,605	$6,886,096

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 5,650 issued and outstanding ($141,250 aggregate liquidation preference)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 41,240 and 36,723 shares issued and outstanding at June 30, 2017 and December 31, 2016	41	37
Additional paid-in capital	2,677,338	2,560,242
Accumulated deficit	(1,406,384)	(1,439,088)
Accumulated other comprehensive income (loss)	14,114	(29,134)
Total Stockholders’ Equity	$1,285,117	$1,092,065
Total Liabilities and Stockholders’ Equity	$8,453,722	$7,978,161

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest Income:
Agency Securities, net of amortization of premium and fees	$44,937	$55,538	$89,018	$134,188
Non-Agency Securities, including discount accretion	14,514	9,853	28,412	10,180
Interest-Only Securities	577	3	1,180	3
Total Interest Income	$60,028	$65,394	$118,610	$144,371
Interest expense- repurchase agreements	(20,516)	(18,276)	(38,580)	(37,424)
Net Interest Income	$39,512	$47,118	$80,030	$106,947
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income)	(460)	14,625	(11,614)	16,516
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income)	(10,338)	—	(10,338)	—
Gain on Non-Agency Securities	30,211	10,151	54,495	14,273
Gain (loss) on Interest-Only Securities	1,286	(1,243)	(2,457)	(1,243)
Bargain purchase price on acquisition of JAVELIN	—	6,484	—	6,484
Subtotal	$20,699	$30,017	$30,086	$36,030
Realized gain (loss) on derivatives (1)	9,641	(112,515)	(2,608)	(358,620)
Unrealized gain (loss) on derivatives	(30,789)	66,141	(7,021)	(22,917)
Subtotal	$(21,148)	$(46,374)	$(9,629)	$(381,537)
Total Other Income (Loss)	$(449)	$(16,357)	$20,457	$(345,507)
Expenses:
Management fees	6,523	6,520	13,044	13,028
Professional fees	1,499	1,493	2,379	3,666
Insurance	196	273	473	444
Compensation	496	588	973	1,106
Other	650	712	1,201	1,496
Total Expenses	$9,364	$9,586	$18,070	$19,740
Net Income (Loss)	$29,699	$21,175	$82,417	$(258,300)
Dividends on preferred stock	(3,905)	(3,905)	(7,811)	(7,811)
Net Income (Loss) related to common stockholders	$25,794	$17,270	$74,606	$(266,111)
Net Income (Loss) per share related to common stockholders (Note 13):
Basic	$0.70	$0.47	$2.03	$(7.25)
Diluted	$0.70	$0.47	$2.03	$(7.25)
Dividends declared per common share	$0.57	$0.71	$1.14	$1.70
Weighted average common shares outstanding:
Basic	36,782	36,693	36,753	36,688
Diluted	36,798	36,748	36,769	36,688
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 9 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income (Loss)	$29,699	$21,175	$82,417	$(258,300)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	460	(14,625)	11,614	(16,516)
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	10,338	—	10,338	—
Net unrealized gain on available for sale Agency Securities	15,182	67,123	21,296	259,035
Other comprehensive income	$25,980	$52,498	$43,248	$242,519
Comprehensive Income (Loss)	$55,679	$73,673	$125,665	$(15,781)

See notes to the condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	2,181	$2	$53,172	5,650	$6	$136,547	36,723	$37	$2,370,523	$2,560,242	$(1,439,088)	$(29,134)	$1,092,065
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(2,249)	—	(2,249)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(5,562)	—	(5,562)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(41,902)	—	(41,902)
Issuance of common stock, net	—	—	—	—	—	—	4,500	4	116,689	116,689	—	—	116,693
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	17	—	407	407	—	—	407
Net Income	—	—	—	—	—	—	—	—	—	—	82,417	—	82,417
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	43,248	43,248
Balance, June 30, 2017	2,181	$2	$53,172	5,650	$6	$136,547	41,240	$41	$2,487,619	$2,677,338	$(1,406,384)	$14,114	$1,285,117

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net Income (Loss)	$82,417	$(258,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	23,327	42,776
Accretion of net discount on Non-Agency Securities	(2,066)	(589)
Net amortization of Interest-Only Securities	2,543	(3)
Realized (gain) loss on sale of Agency Securities	11,614	(16,516)
Other than temporary impairment of Agency Securities	10,338	—
Gain on Non-Agency Securities	(54,495)	(14,273)
Loss on Interest-Only Securities	2,457	1,243
Stock based compensation	407	432
Bargain purchase price on acquisition of JAVELIN	—	(6,484)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	745	14,520
(Increase) decrease in prepaid and other assets	(137)	3,827
Increase (decrease) in derivatives, at fair value	(13,583)	9,174
Decrease in accrued interest payable- repurchase agreements	(3,258)	(3,473)
Decrease in accounts payable and other accrued expenses	(777)	(17,592)
Net cash provided by (used in) operating activities	$59,532	$(245,258)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(2,656,390)	(236,320)
Purchases of Non-Agency Securities	(8,224)	(692,480)
Purchases of Interest-Only Securities	—	(15,623)
Principal repayments of Agency Securities	399,343	727,366
Principal repayments of Non-Agency Securities	118,751	13,991
Proceeds from sales of Agency Securities	2,687,595	4,884,694
Increase (decrease) in cash collateral	20,424	(5,014)
Net cash used in the acquisition of JAVELIN	—	(73,174)
Subordinated loan due from BUCKLER	(25,000)	—
Net cash provided by investing activities	$536,499	$4,603,440
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	116,693	—
Proceeds from repurchase agreements	70,089,122	76,950,128
Principal repayments on repurchase agreements	(70,611,773)	(81,138,574)
Series A Preferred stock dividends paid	(2,249)	(2,249)
Series B Preferred stock dividends paid	(5,562)	(5,562)
Common stock dividends paid	(41,902)	(62,492)
Net cash used in financing activities	$(455,671)	$(4,258,749)
Net increase in cash	140,360	99,433
Cash - beginning of period	271,773	289,925
Cash - end of period	$412,133	$389,358
Supplemental Disclosure:
Cash paid during the period for interest	$57,131	$94,264
Non-Cash Investing and Financing Activities:
Receivable for unsettled sales	$—	$83,311
Payable for unsettled purchases	$828,642	$100,913
Net unrealized gain on available for sale Agency Securities	$21,296	$259,035
See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 1 -Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries including the results of JAVELIN Mortgage Investment Corp. (“JAVELIN”) since its acquisition on April 6, 2016. (see also Note 16 “Acquisition of JAVELIN Mortgage Investment Corp.”). All intercompany accounts and transactions have been eliminated. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of MBS (as defined below), including an assessment of whether other-than-temporary impairment (“OTTI”) exists, and derivative instruments.

Note 2 -Organization and Nature of Business Operations

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 10 -Commitments and Contingencies and Note 15 -Related Party Transactions for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or a government agency such as Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). We also invest in Interest-Only Securities, which are the interest portion of Agency Securities, that is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Non-Agency Securities” and together with Agency Securities and Interest-Only Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance.

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

Agency Securities, Available For Sale - At June 30, 2017 and December 31, 2016, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

Non-Agency Securities, Trading - At June 30, 2017 and December 31, 2016, all of our Non-Agency Securities were classified as trading securities. Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations. We estimate future cash flows for each Non-Agency Security and then discount those cash flows based on our estimates of current market yield for each individual security. We then compare our calculated price with our pricing services and/or dealer marks. Our estimates for future cash flows and current market yields incorporate such factors as coupons, prepayment speeds, defaults, delinquencies and severities.

Interest-Only Securities, Trading - At June 30, 2017 and December 31, 2016, all of our Interest-Only Securities were classified as trading securities. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-Only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2017 and December 31, 2016.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at June 30, 2017 and December 31, 2016.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 4 -Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet recognizing a right-of-use lease asset and a liability to make lease payments. The standard will be effective for annual periods beginning after December 15, 2018. As the Company has no leases this standard will have no impact on the condensed consolidated financial statements in future periods.

In July 2016 the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off–balance sheet credit, exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company is assessing the impact of this standard but does not expect it to have significant impact on the condensed consolidated financial statements. However, the impact on the consolidated financial statements will depend on the debt securities held by the Company on the date of the adoption.

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

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2017 and December 31, 2016, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Non-Agency Securities Trading - The fair value for the Non-Agency Securities in our MBS portfolio is based on estimates prepared by our Portfolio Management group, which organizationally reports to our Chief Investment Officer. In preparing the estimates, our Portfolio Management group uses commercially available and proprietary models and data as well as market intelligence gained from discussions with, and transactions by, other market participants. We estimate the fair value of our Non-Agency Securities by estimating the future cash flows for each Non-Agency Security and then discounting those cash flows based on our estimates of current market yield for each individual security. Our estimates for future cash flows and current market yields incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. Quarterly, we compare our estimates of fair value of our Non-Agency Securities with pricing from third party pricing services, dealer marks received and recent purchase and financing transaction history to validate our assumptions of cash flow and market yield and calibrate our models. Fair values calculated in this manner are considered Level 3. At June 30, 2017 and December 31, 2016, all of our Non-Agency Security fair values are calculated in this manner and therefore were classified as Level 3.

Interest-Only Securities Trading - The fair value for the Interest-Only Securities in our MBS portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2017 and December 31, 2016, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
Assets at Fair Value:
Agency Securities, available for sale	$—	$6,906,293	$—	$6,906,293
Non-Agency Securities, trading	$—	$—	$998,204	$998,204
Interest-Only Securities, trading	$—	$28,627	$—	$28,627
Derivatives	$—	$5,399	$—	$5,399
Liabilities at Fair Value:
Derivatives	$—	$31,634	$—	$31,634

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2017.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets at Fair Value:
Agency Securities, available for sale	$—	$6,511,164	$—	$6,511,164
Non-Agency Securities, trading	$—	$—	$1,052,170	$1,052,170
Interest-Only Securities, trading	$—	$33,627	$—	$33,627
Derivatives	$—	$9,837	$—	$9,837
Liabilities at Fair Value:
Derivatives	$—	$49,655	$—	$49,655

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at June 30, 2017 and December 31, 2016.

June 30, 2017			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$412,133	$412,133	$412,133	$—	$—
Cash collateral posted to counterparties	$57,622	$57,622	$—	$57,622	$—
Accrued interest receivable	$18,640	$18,640	$—	$18,640	$—
Financial Liabilities:
Repurchase agreements	$6,295,802	$6,295,802	$—	$6,295,802	$—
Cash collateral posted by counterparties	$2,349	$2,349	$—	$2,349	$—
Payable for unsettled purchases	$828,642	$828,642	$—	$828,642	$—
Accrued interest payable- repurchase agreements	$3,676	$3,676	$—	$3,676	$—

December 31, 2016			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$271,773	$271,773	$271,773	$—	$—
Cash collateral posted to counterparties	$79,471	$79,471	$—	$79,471	$—
Accrued interest receivable	$18,452	$18,452	$—	$18,452	$—
Financial Liabilities:
Repurchase agreements	$6,818,453	$6,818,453	$—	$6,818,453	$—
Cash collateral posted by counterparties	$3,774	$3,774	$—	$3,774	$—
Accrued interest payable- repurchase agreements	$6,934	$6,934	$—	$6,934	$—

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at June 30, 2017 and June 30, 2016.

	For the Quarter Ended		For the Six Months Ended
Non-Agency Securities	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance, beginning of period	$1,069,438	$285,696	$1,052,170	$—
Non-Agency Securities acquired in the acquisition of JAVELIN, at fair value	—	223,220	—	223,220
Purchases of Non-Agency Securities, at cost	—	410,725	8,224	692,480
Principal repayments of Non-Agency Securities	(102,663)	(13,991)	(118,751)	(13,991)
Gain on Non-Agency Securities	30,211	10,151	54,495	14,273
Discount accretion	1,218	770	2,066	589
Balance, end of period	$998,204	$916,571	$998,204	$916,571
Gain on Non-Agency Securities	$30,211	$10,151	$54,495	$14,273

The significant unobservable inputs used in the fair value measurement of our Level 3 Non-Agency Securities include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Non-Agency Security fair values at June 30, 2017 and at December 31, 2016.

June 30, 2017

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	1.32%	24.45%
Loss severity (life)	11.50%	28.58%	47.70%
Discount rate	2.64%	3.77%	8.18%
Delinquency (life)	0.20%	2.88%	47.90%
Voluntary prepayments (life)	1.80%	9.33%	19.40%

December 31, 2016

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	2.15%	55.49%
Loss severity (life)	0.00%	29.01%	68.40%
Discount rate	3.62%	4.47%	5.50%
Delinquency (life)	0.00%	4.84%	50.10%
Voluntary prepayments (life)	1.50%	8.72%	14.60%

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

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At June 30, 2017 and December 31, 2016, investments in Agency Securities accounted for 87.1% and 85.7% of our MBS portfolio.

We evaluated our Agency Securities with unrealized losses at June 30, 2017, June 30, 2016 and December 31, 2016, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

At June 30, 2017, unrealized losses on certain of our low yielding Agency Securities were determined to represent an other than temporary impairment because we plan to replace these low yielding securities with securities that have more attractive returns, as market conditions permit. Accordingly, we recognized losses totaling $10,338 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $1,113,815 as of June 30, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of June 30, 2017.

For the quarters and six months ended June 30, 2016, no other than temporary impairment was recognized because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist.

Anticipating portfolio repositioning sales in January 2017, we concluded that the December 31, 2016 unrealized losses on certain of our 3.0% 15-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $6,540 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $785,285 as of December 31, 2016. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

At June 30, 2017, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at June 30, 2017 are also presented below. Our Agency Securities had a weighted average coupon of 3.64% at June 30, 2017.

June 30, 2017	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$33,313	$(181)	$224	$33,356	0.48%
Multi-Family MBS	1,583,911	(2,927)	25,169	1,606,153	23.26
10 Year Fixed	68,758	(255)	301	68,804	1.00
15 Year Fixed	1,226,485	(730)	1,895	1,227,650	17.78
20 Year Fixed	180,429	(2,831)	—	177,598	2.57
25 Year Fixed	10,345	(63)	—	10,282	0.15
30 Year Fixed	3,272,496	(10,314)	3,526	3,265,708	47.29
Total Fannie Mae	$6,375,737	$(17,301)	$31,115	$6,389,551	92.53%

Freddie Mac
10 Year Fixed	42,096	(46)	364	42,414	0.60
15 Year Fixed	389,804	(40)	1,605	391,369	5.67
25 Year Fixed	42,690	(890)	—	41,800	0.61
Total Freddie Mac	$474,590	$(976)	$1,969	$475,583	6.88%

Ginnie Mae
ARMs & Hybrids	41,577	(708)	3	40,872	0.59
15 Year Fixed	275	—	12	287	0.00
Total Ginnie Mae	$41,852	$(708)	$15	$41,159	0.59%
Total Agency Securities	$6,892,179	$(18,985)	$33,099	$6,906,293	100.00%

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At June 30, 2017, we had investment related payables with respect to unsettled purchases of Agency Securities of $828,642 .

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$4	$5
Greater than or equal to one year and less than three years	22,554	22,649	17,773	17,998
Greater than or equal to three years and less than five years	1,665,150	1,661,915	3,237,524	3,248,401
Greater than or equal to five years	5,218,589	5,207,615	3,255,863	3,273,894
Total Agency Securities	$6,906,293	$6,892,179	$6,511,164	$6,540,298

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at June 30, 2017 and December 31, 2016 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	$3,663,926	$(17,955)	$56,658	$(1,030)	$3,720,584	$(18,985)
December 31, 2016	$4,069,170	$(41,045)	$61,133	$(1,212)	$4,130,303	$(42,257)

During the quarter and six months ended June 30, 2017, we sold $660,971 and $2,687,595 of Agency Securities, including $639,258 of unsettled sales from the first quarter, which resulted in a realized losses of $(460) and $(11,614), respectively. During the quarter and six months ended June 30, 2016, we sold $3,178,791 and $4,968,006 of Agency Securities, which resulted in realized gains of $14,625 and $16,516, respectively. Sales of Agency Securities are done to reposition our MBS portfolio and to reach our target level of liquidity.

Note 7 -Non-Agency Securities, Trading

All of our Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the condensed consolidated statements of operations in the period in which they occur. At June 30, 2017 and December 31, 2016, investments in Non-Agency Securities accounted for 12.6% and 13.9% of our MBS portfolio.

The components of the carrying value of our Non-Agency Securities at June 30, 2017 are presented in the table below.

	Non-Agency Securities
June 30, 2017	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$868,751	$762,277	$774,162	5.71%
NPL/RPL	17,243	17,011	17,190	3.50%
Legacy Prime Fixed	18,357	17,133	21,595	6.03%
Legacy ALT-A Fixed	58,700	52,063	70,652	5.85%
Legacy Prime Hybrid	11,122	10,283	12,498	2.98%
Legacy ALT-A Hybrid	5,040	4,703	5,840	3.42%
New Issue Prime Fixed Non-Agency	18,991	18,590	19,745	3.70%
Total Non-Agency Securities	$998,204	$882,060	$921,682	5.60%

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

The following table summarizes the weighted average lives of our Non-Agency Securities at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
Weighted Average Life of all Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$17,243	$17,011	$—	$—
Greater than or equal to one year and less than three years	—	—	122,802	121,869
Greater than or equal to three years and less than five years	125,325	112,581	94,839	88,750
Greater than or equal to five years	855,636	752,468	834,529	779,954
Total Non-Agency Securities	$998,204	$882,060	$1,052,170	$990,573

We use a third party model to calculate the weighted average lives of our Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Non-Agency Securities at June 30, 2017 and December 31, 2016, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Non-Agency Securities could be longer or shorter than estimated.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table presents the unrealized losses and estimated fair value of our Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	$1,754	$(19)	$—	$—	$1,754	$(19)
December 31, 2016	$2,022	$(14)	$—	$—	$2,022	$(14)

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 8 -Repurchase Agreements

At June 30, 2017, we had MRAs with 44 counterparties and had $6,295,802 in outstanding borrowings with 26 of those counterparties. At December 31, 2016, we had MRAs with 42 counterparties and had $6,818,453 in outstanding borrowings with 25 of those counterparties.

The following table represents the contractual repricing regarding our repurchase agreements to finance our MBS purchases at June 30, 2017 and December 31, 2016. No amounts below are subject to offsetting.

June 30, 2017	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$5,528,022	1.30%	39	4.55%
Non-Agency Securities	767,780	2.56%	22	23.02%
Total or Weighted Average	$6,295,802	1.45%	37	7.26%

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

	June 30, 2017		December 31, 2016
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$2,266,070	1.62%	$5,082,076	1.11%
31 days to 60 days	3,715,699	1.38%	1,699,197	0.94%
61 days to 90 days	212,808	1.54%	37,180	2.38%
Greater than 90 days	101,225	1.35%	—	0.00%
Total or Weighted Average	$6,295,802	1.45%	$6,818,453	1.07%

At June 30, 2017, 7 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings and 1 counterparty the accounted for 11% of our aggregate borrowings. In total, these counterparties accounted for approximately 61.0% of our repurchase agreement borrowings outstanding at June 30, 2017. At December 31, 2016, we had 9 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 60.0% of our repurchase agreement borrowings at December 31, 2016. At June 30, 2017 and December 31, 2016, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following tables present information about our derivatives at June 30, 2017 and December 31, 2016.

June 30, 2017

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	3	0.61%	$250,000	$491	$—
Interest rate swap contracts	25-36 Months	32	1.31%	850,000	2,281	—
Interest rate swap contracts	37-48 Months	36	1.48%	375,000	395	—
Interest rate swap contracts	61-72 Months	68	2.11%	1,375,000	—	(16,088)
Interest rate swap contracts	73-84 Months	79	1.75%	1,100,000	2,232	(1,658)
Interest rate swap contracts	97-108 Months	105	1.95%	50,000	—	(218)
Interest rate swap contracts	109-120 Months	113	1.95%	1,200,000	—	(6,531)
TBA Agency Securities	—	n/a	n/a	2,350,000	—	(7,139)
Total or Weighted Average				$7,550,000	$5,399	$(31,634)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

December 31, 2016

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (2)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	7	0.54%	$200,000	$158	$—
Interest rate swap contracts	13-24 Months	17	0.92%	50,000	—	(117)
Interest rate swap contracts	25-36 Months	35	1.21%	550,000	1,547	—
Interest rate swap contracts	73-84 Months	77	1.97%	2,075,000	3,690	(10,767)
Interest rate swap contracts	85-96 Months	84	1.97%	100,000	—	(1,242)
Interest rate swap contracts	109-120 Months	119	1.95%	1,250,000	2,378	(2,278)
TBA Agency Securities	0-60 Months	n/a	n/a	2,850,000	2,064	(35,251)
Total or Weighted Average				$7,075,000	$9,837	$(49,655)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.
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

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at June 30, 2017.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

June 30, 2017		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$5,399	$(24,495)	$46,336	$27,240
Agency Securities TBA	—	(7,139)	8,454	1,315
Totals	$5,399	$(31,634)	$54,790	$28,555

June 30, 2017		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(24,495)	$24,495	$—	$—
Agency Securities TBA	(7,139)	7,139	—	—
Totals	$(31,634)	$31,634	$—	$—

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

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters and six months ended June 30, 2017 and June 30, 2016.

		Income (Loss) Recognized
		For the Quarter Ended		For the Six Months Ended
Derivatives	Location on condensed consolidated statements of operations	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate swap contracts:
Realized loss	Realized gain (loss) on derivatives	$—	$(99,239)	$—	$(325,993)
Interest income	Realized gain (loss) on derivatives	11,140	6,386	19,514	11,905
Interest expense	Realized gain (loss) on derivatives	(19,557)	(23,802)	(38,565)	(48,156)
Changes in fair value	Unrealized gain (loss) on derivatives	(19,831)	38,209	(2,017)	(51,780)
		$(28,248)	$(78,446)	$(21,068)	$(414,024)
Basis swap contracts:
Realized gain	Realized gain (loss) on derivatives	—	1,468	—	1,468
Interest income	Realized gain (loss) on derivatives	—	215	—	2,618
Interest expense	Realized gain (loss) on derivatives	—	(197)	—	(3,116)
Changes in fair value	Unrealized gain (loss) on derivatives	—	(1,592)	—	(661)
		$—	$(106)	$—	$309
TBA Agency Securities:
Realized gain	Realized gain (loss) on derivatives	18,058	2,654	16,443	2,654
Changes in fair value	Unrealized gain (loss) on derivatives	(10,958)	29,524	(5,004)	29,524
		$7,100	$32,178	$11,439	$32,178
Totals		$(21,148)	$(46,374)	$(9,629)	$(381,537)

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 10 -Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM, see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. At June 30, 2017, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,586,188. At June 30, 2016, the effective ARMOUR management fee was 1.05% based on gross equity raised of $2,469,368. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2017 and December 31, 2016.

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

Note 11 -Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2017 and December 31, 2016, there were 1,875 shares of common stock issuable under the Plan, of which 1,609 remain available for future issuance.

Transactions related to awards for the six months ended June 30, 2017 are summarized below:

	June 30, 2017
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	32	$39.80
Vested	(16)	$56.02
Unvested RSU Awards Outstanding end of period	16	$25.37

At June 30, 2017, there was approximately $399 of unvested stock based compensation related to the Awards (based on the June 30, 2017 stock price of $25.00 per share), that we expect to recognize as an expense over the remaining average service period of 0.1 years. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 12 -Stockholders' Equity

Preferred Stock

At June 30, 2017 and December 31, 2016, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 6,210 shares as 7.875% Series B Preferred Stock. At June 30, 2017, a total of 34,180 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At June 30, 2017 and December 31, 2016, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at June 30, 2017. At June 30, 2017 and December 31, 2016, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. Commencing on June 7, 2017, the Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At June 30, 2017 and December 31, 2016, we had 5,650 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $141,250 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 560 at June 30, 2017. At June 30, 2017 and December 31, 2016, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

Common Stock

Common Stock

At June 30, 2017 and December 31, 2016, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 41,240 shares of common stock issued and outstanding at June 30, 2017 and 36,723 shares of common stock issued and outstanding at December 31, 2016. On May 26, 2017 the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Sales Agreement relates to a proposed "at-the-market" offering program. As of June 30, 2017, we have not sold any shares under this agreement. On June 30, 2017, we completed an underwritten follow-on public offering of 4,500 shares of common stock at a price of $25.96 per share. We granted the underwriters an option for a period of 30 days to purchase an additional 675 additional shares, which they have not yet exercised. Proceeds from the sale of the 4,500 shares were $116,693, net of issuance costs of approximately $127.

Common Stock Repurchased

At June 30, 2017 and December 31, 2016, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). During the six months ended June 30, 2017, we did not repurchase any common shares under the Repurchase Program. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2017.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2017	January 30, 2017	$0.19	$6,984
February 15, 2017	February 27, 2017	$0.19	6,984
March 15, 2017	March 30, 2017	$0.19	6,983
April 17, 2017	April 28, 2017	$0.19	6,984
May 15, 2017	May 30, 2017	$0.19	6,984
June 15, 2017	June 29, 2017	$0.19	6,983
Total dividends paid			$41,902

The following table presents our Series A Preferred Stock dividend transactions for the six months ended June 30, 2017.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.17	$374.8
February 15, 2017	February 27, 2017	$0.17	374.8
March 15, 2017	March 27, 2017	$0.17	374.8
April 15, 2017	April 27, 2017	$0.17	374.8
May 15, 2017	May 30, 2017	$0.17	374.8
June 15, 2017	June 27, 2017	$0.17	374.8
Total dividends paid			$2,249

The following table presents our Series B Preferred Stock dividend transactions for the six months ended June 30, 2017.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.16	$927
February 15, 2017	February 27, 2017	$0.16	927
March 15, 2017	March 27, 2017	$0.16	927
April 15, 2017	April 27, 2017	$0.16	927
May 15, 2017	May 30, 2017	$0.16	927
June 15, 2017	June 27, 2017	$0.16	927
Total dividends paid			$5,562

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 13 -Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters and six months ended June 30, 2017, and June 30, 2016.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income (Loss)	$29,699	$21,175	$82,417	$(258,300)
Less: Preferred dividends	(3,905)	(3,905)	(7,811)	(7,811)
Net Income (Loss) related to common stockholders	$25,794	$17,270	$74,606	$(266,111)

Weighted average common shares outstanding – basic	36,782	36,693	36,753	36,688
Add: Effect of dilutive non-vested awards, assumed vested	16	55	16	—
Weighted average common shares outstanding – diluted	36,798	36,748	36,769	36,688

Note 14 -Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters and six months ended June 30, 2017 and June 30, 2016.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
GAAP net income (loss)	$29,699	$21,175	$82,417	$(258,300)
Book to tax differences:
Premium amortization expense	—	—	(90)	—
Non-Agency Securities	(31,494)	(10,394)	(56,436)	(14,518)
Interest-Only Securities	(1,863)	1,243	1,277	1,243
Changes in interest rate contracts	12,731	28,976	(9,422)	344,787
Other than temporary loss on Agency Securities	10,338	—	10,338	—
(Gains) Losses on Security Sales	459	(14,625)	11,613	(16,516)
Amortization of deferred hedging costs	(14,828)	(12,124)	(29,732)	(21,356)
Bargain purchase price on acquisition of JAVELIN	—	(6,484)	—	(6,484)
Other	5	8	9	11
Estimated REIT taxable income	$5,047	$7,775	$9,974	$28,867

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

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2017 by approximately $116,932, or approximately $2.84 per common share (based on the 41,240 common shares then outstanding).

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $24,856 and $49,713 for the quarter and six months ended June 30, 2017 and $30,004 and $70,303 for the quarter and six months ended June 30, 2016, respectively. Our estimated REIT taxable income available for distribution as dividends was $5,047 and $9,974 for the quarter and six months ended June 30, 2017 and $7,775 and $28,867 for the quarter and six months ended June 30, 2016, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

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

In accordance with management agreements, we incurred $6,523 and $13,044 in management fees for the quarter and six months ended June 30, 2017. For the quarter and six months ended June 30, 2016, we incurred $6,520 and $13,028 in management fees. In accordance with the JAVELIN management agreement, we paid management fees of $565 and $1,130, for the quarter and six months ended June 30, 2017, reducing the liability recorded upon acquisition. For the quarter and six months ended June 30, 2016, we paid management fees of $627, in accordance with the JAVELIN management agreement and reducing the liability recorded upon acquisition.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the quarter and six months ended June 30, 2017, we reimbursed ACM $328 and $683, for other expenses incurred on our behalf. For the quarter and six months ended June 30, 2016, we reimbursed ACM $417 and $884, for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. No new awards have been granted since 2013. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $92 and $175 for the quarter and six months ended June 30, 2017 and $110 and $228 for the quarter and six months ended June 30, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER Securities, LLC, (“BUCKLER”) a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. The investment was included in prepaid and other assets in our condensed consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $230 at June 30, 2017 reflecting our initial investment less our share of BUCKLER’s startup costs, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The intended purpose of the investment in BUCKLER is to facilitate access to repurchase financing for the Company, on potentially more attractive terms (based upon the combination of rate, term, size, haircut, stability and reliability generally available in the market for comparable securities transactions) than are available through third party brokers and dealers in the repurchase financing market, or from other suitable counterparties.
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

In addition, on April 25, 2017, the Company entered into certain subordinated loan agreements with BUCKLER, in order for BUCKLER to meet Financial Industry Regulatory Authority required regulatory capital requirements of BUCKLER as a broker-dealer, totaling $105.0 million, plus interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds generally in government securities. On April 25, 2017, we funded $25.0 million of the subordinated loan to BUCKLER. The remaining amounts under the subordinated loan commitment are expected to be funded by the Company in the third quarter of 2017 as BUCKLER becomes fully operational.

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

Total interest income of $3,299 and $6,482 and net income of $4,026 and $9,568 are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and six months ended June 30, 2017. Total interest income of $5,131 and net income of $3,219 are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and six months ended June 30, 2016. Total identifiable net assets of $116,426 and $105,580 are included in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 18 -Subsequent Events

Dividends

On July 27, 2017, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, will be paid to holders of record on July 15, 2017. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable August 28, 2017 to holders of record on August 15, 2017 and payable September 27, 2017 to holders of record on September 15, 2017.

On July 27, 2017, a cash dividend of $0.19 per outstanding common share, or $7,839 in the aggregate, will be paid to holders of record on July 17, 2017. We have also declared cash dividends of $0.19 per outstanding common share payable August 28, 2017 to holders of record on August 15, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

ARMOUR is a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Interest-Only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Non-Agency Securities and together with Agency Securities and Interest-Only Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. The Company is managed by ACM, an investment advisor registered with the SEC. See Note 10 and Note 15 to the condensed consolidated financial statements for further details.

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

Acquisition of JAVELIN

On April 6, 2016, we completed the acquisition of JAVELIN for an aggregate of approximately $85,200 in cash. Total interest income of $3,299 and $6,482 and net income of $4,026 and $9,568 are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and six months ended June 30, 2017. Total interest income of $5,131 and net income of $3,219 are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and six months ended June 30, 2016. Total identifiable net assets of $116,426 and $105,580 are included in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. See Note 16 to the condensed consolidated financial statements for further details.

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

Short-term Interest Rates and Funding Costs

On June 14, 2017, the Fed raised its target range for the Federal Funds Rate to between 1.00% and 1.25%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from June 30, 2015 to June 30, 2017.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. Since 2015, the interest rate swap spread has been negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our MBS. We do not use such hedging contracts for speculative purposes. As of June 30, 2017 and December 31, 2016, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations for the quarterly periods presented:

The decrease in interest income on Agency Securities in 2017, due to a smaller average MBS portfolio in 2017, led to the decline in net interest income for the quarter and six months ended June 30, 2017 from the prior comparable periods. Interest income on Non-Agency Securities and Interest-Only Securities increased for the quarter and six months ended June 30, 2017. We began investing in Non-Agency Securities during March 2016, and therefore partial activity was reflected in 2016. We did not begin to invest in Interest-Only Securities until the second quarter of 2016. Our net loss on derivatives for the quarter and six months ended June 30, 2016 was the main factor for the change in net income (loss) for the quarter and six months ended June 30, 2017, as compared to the quarter and six months ended June 30, 2016.

Net Interest Income

Net Interest Income (Loss)
Agency Securities
44,937
55,538
89,018
134,188
Non-Agency Securities
14,514
9,853
28,412
10,180
Interest-Only Securities
577
3
1,180
3
Interest expense-repurchase agreements
(20,516)
(18,276)
(38,580)
(37,424)
Net Interest Income
39,512
47,118
80,030
106,947
($ in thousands)
Quarter Ended 6/30/17
Quarter Ended 6/30/16
Six Months Ended 6/30/17
Six Months Ended 6/30/16

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2017 vs. 2016

•
Our average MBS portfolio (including TBA Agency Securities) decreased by 14.3% from $10,410,274 at June 30, 2016 to $8,916,626 at June 30, 2017, driven primarily by a decrease in our Agency Securities portfolio.

•
Our asset yields increased by 0.27% and our interest expense on our repurchase agreements increased by 0.27% for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The asset yield increase was mainly due to the change in the composition of our MBS portfolio and slower prepayment speeds. The change in interest expense on our repurchase agreements was mainly due to an increase in short-term rates by the Fed.

•
Our net interest rate spread increased by 0.35 basis points from 1.32% at June 30, 2016 to 1.67% at June 30, 2017. The increase in the interest rate spread from 2016 to 2017, was offset by the decrease in our MBS portfolio.

At June 30, 2017 and December 31, 2016, our Agency Securities in our MBS portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.3% and 104.6%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

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

Other Income (Loss)

2017 vs. 2016

•
Gains on Agency Securities resulted from the sales of Agency Securities during the quarter and six months ended June 30, 2017 of $660,971 and $2,687,595, including $639,258 of unsettled sales from the first quarter, compared to $3,178,791 and $4,968,006 during the quarter and six months ended June 30, 2016. At June 30, 2017 and June 30, 2016, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. At June 30, 2017, unrealized losses on certain of our low yielding Agency Securities were determined to represent an other than temporary impairment because we plan to replace these low yielding securities with securities that have more attractive returns, as market conditions permit. Accordingly, we recognized losses totaling $10,338 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $1,113,815 as of June 30, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities. No other than temporary impairment was recognized for the quarters and six months ended June 30, 2016, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist.

•	Gain on Non-Agency Securities resulted from the change in fair value of the securities.

•	The increase in the Loss on Interest-Only Securities resulted from a decrease in the fair value of these securities.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The decrease in our total interest rate swap contracts aggregate notional balance from $5,410,000 at June 30, 2016 to $5,200,000 at June 30, 2017.

◦	The increase in our total TBA Agency Securities aggregate notional balance from $2,250,000 at June 30, 2016 to $2,350,000 at June 30, 2017.

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Pursuant to the ARMOUR Management Agreement, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,586,188 at June 30, 2017 and $2,469,368 at June 30, 2016, respectively. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations, a liability of $3,375, which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016 and which has been reduced by $2,786 as of June 30, 2017.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. The decrease in professional fees for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, was due to fees related to the $1,525 of costs incurred in connection with the acquisition of JAVELIN.

Insurance includes premiums for both general business and directors and officers liability coverage. The increase in insurance expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is due to the addition of JAVELIN's insurance premiums.

Compensation includes both non-executive director compensation as well as the restricted stock units awarded to our executive officers and other ACM employees through ACM. The fluctuation from year to year is due to a combination of the change in our stock price and the number of awards vesting to our executive officers and other ACM employees. No new awards have been granted since 2013.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar stockholder related expenses.

Taxable Income

As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax. See Note 14 to the condensed consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarter and six months ended June 30, 2017 other comprehensive income totaled $25,980 and $43,248. For the quarter and six months ended June 30, 2016 comprehensive income totaled $52,498 and $242,519, respectively, reflecting net unrealized gain on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities, Non-Agency Securities and Interest-only Securities. At June 30, 2017, we invested in these three asset classes.

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

We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. TBA Agency Securities are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered pursuant to the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis as they can be used to establish and finance portfolio positions in Agency Securities.

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at June 30, 2017 and December 31, 2016.

June 30, 2017

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$71,524	$74,227	2.67%	13.35%	11
Multi-Family MBS	1,550,112	1,606,153	3.17%	0.00%	88
10 Year Fixed	106,510	111,505	4.00%	7.79%	106
15 Year Fixed	1,539,997	1,619,018	3.69%	10.77%	168
20 Year Fixed	164,945	177,598	4.48%	14.24%	213
25 Year Fixed	50,014	52,082	3.70%	3.96%	315
30 Year Fixed	3,123,314	3,265,710	3.82%	3.84%	337
Total or Weighted Average	$6,606,416	$6,906,293	3.64%	4.98%	229
TBA Agency Securities 15 Year (2)	1,250,000	1,292,160	3.24%	0.00%	180
TBA Agency Securities 30 Year (2)	1,100,000	1,145,617	3.82%	0.00%	360
Total or Weighted Average	8,956,416	9,344,070
Interest-Only Securities (3)	145,654	28,627	4.82%	15.89%	279
Total or Weighted Average		$9,372,697

(1) Weighted average for all prepayments during the quarter ended June 30, 2017, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of June 30, 2017, our TBA Agency Securities had a net carrying value of $7,139, reported as derivative liability on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At June 30, 2017 we had investment related payables of $828,642 with respect to unsettled purchases. At December 31, 2016 we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

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

At June 30, 2017 and December 31, 2016, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 11 months after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Non-Agency Securities

We purchase Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

The table below summarizes certain characteristics of our Non-Agency Securities at June 30, 2017.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$774,162	$868,751	5.71%	118
NPL/RPL	17,190	17,243	3.50%	394
Legacy Prime Fixed	21,595	18,357	6.03%	236
Legacy ALTA Fixed	70,652	58,700	5.85%	243
Legacy Prime Hybrid	12,498	11,122	2.98%	235
Legacy ALTA Hybrid	5,840	5,040	3.42%	223
New Issue Prime Fixed Non-Agency	19,745	18,991	3.70%	323
Total or Weighted Average	$921,682	$998,204	5.60%	138

The table below summarizes certain characteristics of our Non-Agency Securities at December 31, 2016.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$778,216	$821,343	5.26%	123
NPL/RPL	122,561	122,802	3.80%	375
Legacy Prime Fixed	24,409	19,954	6.03%	241
Legacy ALTA Fixed	76,151	59,253	5.85%	248
Legacy Prime Hybrid	13,641	11,914	2.72%	240
Legacy ALTA Hybrid	6,956	6,039	3.01%	228
New Issue Prime Fixed Non-Agency	11,324	10,865	3.66%	315
Total or Weighted Average	$1,033,258	$1,052,170	5.08%	165

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
June 30, 2017	$22,297	$916,310	$59,597	$998,204
December 31, 2016	$21,762	$805,981	$224,427	$1,052,170

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Non-Agency Securities at June 30, 2017 or December 31, 2016.

The charts below present the percentage of our Non-Agency Securities, at fair value, by type at June 30, 2017 and at December 31, 2016.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 26 of which had open repurchase agreements with us at June 30, 2017 and 25 of which had open repurchases agreements with us at December 31, 2016. We had outstanding balances under our repurchase agreements at June 30, 2017 and December 31, 2016 of $6,295,802 and $6,818,453, respectively, consistent with the decrease in our Agency Securities in our MBS portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2017, the average haircut percentage was 7.26% compared to 7.45% at December 31, 2016. As of June 30, 2017, Agency Securities haircuts averaged 4.55% and Non-Agency Securities haircuts averaged 23.02%. As of December 31, 2016, Agency Securities haircuts averaged 4.70% and Non-Agency Securities haircuts averaged 23.82%. No counterparty held collateral in excess of 5% of our total stockholders' equity at June 30, 2017 or at December 31, 2016.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. At June 30, 2017 and December 31, 2016, the notional value of our interest rate swap contracts was 76.1% and 65.73%, respectively, of the fair market value of our Agency Securities non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

The following graphs present the notional and weighted average interest rate of our hedging portfolio by year of maturity.

At June 30, 2017 and December 31, 2016, we had derivatives with a net fair value of $(26,235) and $(39,818), respectively. At June 30, 2017 and December 31, 2016, we had interest rate swap contracts with an aggregate notional balance of $5,200,000 and $4,225,000. We also had TBA Agency Securities with an aggregate notional balance of $2,350,000 and $2,850,000 at June 30, 2017 and December 31, 2016, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net losses of $(21,148) and $(46,374) and $(9,629) and $(381,537), related to our derivatives for the quarters and six months ended June 30, 2017 and June 30, 2016, respectively. For the quarter and six months ended June 30, 2017, the net unrealized gain of our Agency Securities increased by $15,182 and $67,123, respectively. For the quarter and six months ended June 30, 2016, the net unrealized gain of our Agency Securities increased by $21,296 and $259,035, respectively. The net unrealized gain on Agency Securities is due to market price fluctuations. Our net loss on derivatives for the quarter and six months ended June 30, 2016 was the main factor for the change in net income (loss) for the quarter and six months ended June 30, 2017, as compared to the quarter and six months ended June 30, 2016.

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

Contractual Obligations and Commitments

We had the following contractual obligations at June 30, 2017:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$6,295,802	$6,295,802	$—	$—	$—
Interest expense on repurchase agreements	12,475	12,475	—	—	—
Related Party Fees (1)	188,864	29,155	52,123	53,793	53,793
Subordinated loan commitments (2)	80,000	80,000	—	—	—
Board of Directors fees (3)	8,288	1,184	2,368	2,368	2,368
Total	$6,585,429	$6,418,616	$54,491	$56,161	$56,161

(1) Represents fees to be paid to ACM under the terms of the Management Agreements (Refer to Note 10 and Note 15 to the condensed consolidated financial statements).
(2) Represents the remaining amount under the subordinated loan commitment with BUCKLER.
(3) Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at June 30, 2017. We had interest rate swap contracts with an aggregate notional balance of $5,200,000, a weighted average swap rate of 1.75% and a weighted average term of 70 months at June 30, 2017.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $59,532 and $(245,258), respectively, for the six months ended June 30, 2017 and June 30, 2016. Our average MBS portfolio was $8,916,626 and $10,410,274, respectively, for the six months ended June 30, 2017 and June 30, 2016, respectively.

At June 30, 2017, we financed our MBS portfolio with $6,295,802 of borrowings under repurchase agreements. Our leverage ratio at June 30, 2017, was 4.90:1. At June 30, 2017, we had a leverage ratio of 6.80:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At June 30, 2017, our liquidity totaled $760,391, consisting of $412,133 of cash plus $348,258 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our condensed consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at June 30, 2017 and December 31, 2016.

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

During the six months ended June 30, 2017, we purchased $3,493,256 of MBS using proceeds from repurchase agreements and principal repayments. Of this amount $828,642 was payable at June 30, 2017. During the six months ended June 30, 2017, we received cash of $518,094 from prepayments and scheduled principal payments on our MBS. We had a net cash increase from our repurchase agreements of $522,651 for the six months ended June 30, 2017 and made cash interest payments of approximately $57,131 on our liabilities for the six months ended June 30, 2017. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $21,849 of cash collateral posted to counterparties at June 30, 2017 and decreased our liability by $1,425 for cash collateral posted by counterparties at June 30, 2017.

During the six months ended June 30, 2016, we purchased $1,045,336 of MBS using proceeds from repurchase agreements and principal repayments. Of this amount $100,913 was payable at June 30, 2016. During the six months ended June 30, 2016, we received cash of $741,357 from prepayments and scheduled principal payments on our MBS. We had a net cash increase from our repurchase agreements of $4,188,446 for the six months ended June 30, 2016 and made cash interest payments of approximately $94,264 on our liabilities for the six months ended June 30, 2016. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $53,626 of cash collateral posted to counterparties at June 30, 2016 and increased our liability by $24,010 for cash collateral posted by counterparties at June 30, 2016.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At June 30, 2017 and December 31, 2016, our total borrowings were $6,295,802 and $6,818,453 (excluding accrued interest), respectively. At June 30, 2017 and December 31, 2016, we had a leverage ratio of approximately 4.90:1 and 6.24:1, respectively. At June 30, 2017, we had a leverage ratio of 6.80:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At December 31, 2016, we had a leverage ratio of 8.92:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Off-Balance Sheet Arrangements

At June 30, 2017 and December 31, 2016, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2017 and December 31, 2016, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

•
the downgrade of the U.S. Government's or certain European countries' credit ratings and future downgrades of the U.S. Government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations;

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
“Board” means ARMOUR’s Board of Directors.
“BUCKLER” means BUCKLER Securities, LLC, a Delaware limited liability company, and a FINRA-regulated broker-dealer. The intended purpose of BUCKLER is to facilitate access to repurchase financing for the Company, on potentially more attractive terms (based upon the combination of rate, term, size, haircut, stability and reliability generally available in the market for comparable securities transactions) than are available through third party brokers and dealers in the repurchase financing market, or from other suitable counterparties.
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

GLOSSARY OF TERMS

“MBS” means mortgage backed securities, a security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and “passes through” the principal and interest to the security holders on a pro rata basis.
“Merger” means the merger of JMI Acquisition Corporation, a wholly-owned subsidiary that was formed for the purpose of acquiring JAVELIN.
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

Our Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2017 and December 31, 2016. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

June 30, 2017

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives	Percentage Change in Projected Shareholder's Equity Including Hedges
1.00%	7.67%	(1.43)%	(11.37)%
0.50%	4.03%	(0.60)%	(4.79)%
(0.50)%	(4.46)%	0.27%	2.14%
(1.00)%	(9.09)%	0.21%	1.67%

December 31, 2016

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value Including Derivatives	Percentage Change in Projected Shareholder's Equity Including Hedges
1.00%	(9.08)%	(1.31)%	(11.67)%
0.50%	(4.49)%	(0.55)%	(4.90)%
(0.50)%	4.28%	0.71%	6.29%
(1.00)%	17.35%	1.07%	9.51%

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

The above tables quantify the potential changes in net interest income and MBS portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2017 and December 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

June 30, 2017

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.31)%	(10.26)%
+10 BPS	(0.52)%	(4.10)%
-10 BPS	0.52%	4.10%
-25 BPS	1.31%	10.26%

December 31, 2016

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.17)%	(10.41)%
+10 BPS	(0.47)%	(4.16)%
-10 BPS	0.47%	4.16%
-25 BPS	1.17%	10.41%

The above tables quantify the estimated changes in the fair value of our MBS portfolio and in our portfolio book value as of June 30, 2017 and December 31, 2016. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our MBS portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our MBS portfolio. Therefore, actual results could differ materially from our estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2017. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 26, 2017	ARMOUR RESIDENTIAL REIT, INC.

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