Form 10-Q
period 2017-09-30
Armour Residential REIT, Inc.
filed 2017-10-25
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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

The number of outstanding shares of the Registrant’s common stock as of October 24, 2017 was 41,868,630.

ARMOUR Residential REIT, Inc. and Subsidiaries
TABLE OF CONTENTS

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2017	December 31, 2016
Assets
Cash	$299,940	$271,773
Cash collateral posted to counterparties	54,957	79,471
Agency Securities, available for sale, at fair value (including pledged securities of $6,761,972 at September 30, 2017 and $6,298,811 at December 31, 2016)	7,093,705	6,511,164
Credit Risk and Non-Agency Securities, trading, at fair value (including pledged securities of $966,413 at September 30, 2017 and $1,052,170 at December 31, 2016)	966,516	1,052,170
Interest-Only Securities, trading, at fair value	27,246	33,627
Derivatives, at fair value	7,770	9,837
Accrued interest receivable	20,607	18,452
Prepaid and other	2,458	1,667
Subordinated loans due from BUCKLER Securities LLC	105,000	—
Total Assets	$8,578,199	$7,978,161
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$7,225,714	$6,818,453
Cash collateral posted by counterparties	741	3,774
Derivatives, at fair value	27,605	49,655
Accrued interest payable- repurchase agreements	5,823	6,934
Accounts payable and other accrued expenses	5,654	7,280
Total Liabilities	$7,265,537	$6,886,096

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 5,960 and 5,650 shares issued and outstanding at September 30, 2017 and December 31, 2016 ($148,990 and $141,250 aggregate liquidation preference, respectively)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 41,571 and 36,723 shares issued and outstanding at September 30, 2017 and December 31, 2016	42	37
Additional paid-in capital	2,693,579	2,560,242
Accumulated deficit	(1,406,148)	(1,439,088)
Accumulated other comprehensive income (loss)	25,181	(29,134)
Total Stockholders’ Equity	$1,312,662	$1,092,065
Total Liabilities and Stockholders’ Equity	$8,578,199	$7,978,161

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Income:
Agency Securities, net of amortization of premium and fees	$52,292	$44,544	$141,310	$178,733
Credit Risk and Non-Agency Securities, including discount accretion	13,973	12,969	42,385	23,148
Interest-Only Securities	516	852	1,696	855
Total Interest Income	$66,781	$58,365	$185,391	$202,736
Interest expense- repurchase agreements	(27,137)	(17,040)	(65,717)	(54,464)
Net Interest Income	$39,644	$41,325	$119,674	$148,272
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income)	891	2,421	(10,723)	18,937
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income)	(72)	—	(10,410)	—
Gain (loss) on Credit Risk and Non-Agency Securities	(7,571)	39,522	46,924	53,795
Loss on Interest-Only Securities	(183)	(1,105)	(2,640)	(2,348)
Bargain purchase price on acquisition of JAVELIN	—	—	—	6,484
Subtotal	$(6,935)	$40,838	$23,151	$76,868
Realized gain (loss) on derivatives (1)	897	19,816	(1,711)	(338,804)
Unrealized gain (loss) on derivatives	2,574	25,824	(4,447)	2,907
Subtotal	$3,471	$45,640	$(6,158)	$(335,897)
Total Other Income (Loss)	$(3,464)	$86,478	$16,993	$(259,029)
Expenses:
Management fees	6,746	6,521	19,790	19,549
Professional fees	841	1,090	3,220	4,756
Insurance	198	283	671	727
Compensation	511	530	1,484	1,636
Other	160	691	1,361	2,188
Total Expenses	$8,456	$9,115	$26,526	$28,856
Net Income (Loss)	$27,724	$118,688	$110,141	$(139,613)
Dividends on preferred stock	(3,940)	(3,905)	(11,751)	(11,716)
Net Income (Loss) available (related) to common stockholders	$23,784	$114,783	$98,390	$(151,329)
Net Income (Loss) per share available (related) to common stockholders (Note 13):
Basic	$0.58	$3.13	$2.57	$(4.12)
Diluted	$0.58	$3.12	$2.57	$(4.12)
Dividends declared per common share	$0.57	$0.66	$1.71	$2.36
Weighted average common shares outstanding:
Basic	41,288	36,703	38,265	36,693
Diluted	41,296	36,746	38,273	36,693
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the condensed consolidated statements of operations. For additional information, see Note 9 to the condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income (Loss)	$27,724	$118,688	$110,141	$(139,613)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(891)	(2,421)	10,723	(18,937)
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	72	—	10,410	—
Net unrealized gain (loss) on available for sale Agency Securities	11,887	(7,526)	33,182	251,510
Other comprehensive income (loss)	$11,068	$(9,947)	$54,315	$232,573
Comprehensive Income	$38,792	$108,741	$164,456	$92,960

See notes to the condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	2,181	$2	$53,172	5,650	$6	$136,547	36,723	$37	$2,370,523	$2,560,242	$(1,439,088)	$(29,134)	$1,092,065
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(3,373)	—	(3,373)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(8,378)	—	(8,378)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(65,450)	—	(65,450)
Issuance of Series B Preferred stock, net	—	—	—	310	—	7,511	—	—	—	7,511	—	—	7,511
Issuance of common stock, net	—	—	—	—	—	—	4,822	5	125,188	125,188	—	—	125,193
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	26	—	638	638	—	—	638
Net Income	—	—	—	—	—	—	—	—	—	—	110,141	—	110,141
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	54,315	54,315
Balance, September 30, 2017	2,181	$2	$53,172	5,960	$6	$144,058	41,571	$42	$2,496,349	$2,693,579	$(1,406,148)	$25,181	$1,312,662

See notes to condensed consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net Income (Loss)	$110,141	$(139,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	33,565	60,127
Accretion of net discount on Credit Risk and Non-Agency Securities	(3,187)	(1,336)
Net amortization of Interest-Only Securities	3,741	3,682
Realized (gain) loss on sale of Agency Securities	10,723	(18,937)
Other than temporary impairment of Agency Securities	10,410	—
Gain on Credit Risk and Non-Agency Securities	(46,924)	(53,795)
Loss on Interest-Only Securities	2,640	2,348
Stock based compensation	638	660
Bargain purchase price on acquisition of JAVELIN	—	(6,484)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(2,155)	16,597
(Increase) decrease in prepaid and other assets	(85)	1,440
Decrease in derivatives, at fair value	(19,983)	(16,825)
Decrease in accrued interest payable- repurchase agreements	(1,111)	(2,612)
Decrease in accounts payable and other accrued expenses	(1,626)	(16,951)
Net cash provided by (used in) operating activities	$96,787	$(171,699)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(4,520,114)	(391,277)
Purchases of Credit Risk and Non-Agency Securities	(8,224)	(760,666)
Purchases of Interest-Only Securities	—	(101,947)
Principal repayments of Agency Securities	577,686	1,020,179
Principal repayments of Credit Risk and Non-Agency Securities	135,617	37,698
Proceeds from sales of Agency Securities	3,359,504	5,428,174
Proceeds from sales of Credit Risk and Non-Agency Securities	8,372	—
Increase in cash collateral	21,481	22,499
Net cash used in the acquisition of JAVELIN	—	(73,174)
Subordinated loans due from BUCKLER	(105,000)	—
Net cash provided by (used in) investing activities	$(530,678)	$5,181,486
Cash Flows From Financing Activities:
Issuance of Series B Preferred stock, net of expenses	6,805	—
Issuance of common stock, net of expenses	125,193	—
Proceeds from repurchase agreements	104,166,502	108,505,750
Principal repayments on repurchase agreements	(103,759,241)	(113,305,168)
Series A Preferred stock dividends paid	(3,373)	(3,373)
Series B Preferred stock dividends paid	(8,378)	(8,343)
Common stock dividends paid	(65,450)	(86,753)
Net cash provided by (used in) financing activities	$462,058	$(4,897,887)
Net increase in cash	28,167	111,900
Cash - beginning of period	271,773	289,925
Cash - end of period	$299,940	$401,825
Supplemental Disclosure:
Cash paid during the period for interest	$97,887	$130,758
Non-Cash Investing and Financing Activities:
Net unrealized gain on available for sale Agency Securities	$33,182	$251,510
Amounts receivable for issuance of preferred stock	$706	$—
See notes to condensed consolidated financial statements

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 1 -Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

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

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 10 -Commitments and Contingencies and Note 15 -Related Party Transactions for additional discussion). We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or a government agency such as Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). We also invest in Interest-Only Securities, which are the interest portion of Agency Securities, that is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, “Credit Risk and Non-Agency Securities” and together with Agency Securities and Interest-Only Securities, “MBS”), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance.

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

Agency Securities, Available For Sale - At September 30, 2017 and December 31, 2016, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the condensed consolidated statements of comprehensive income (loss).

Credit Risk and Non-Agency Securities, Trading - At September 30, 2017 and December 31, 2016, all of our Credit Risk and Non-Agency Securities were classified as trading securities. Credit Risk and Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations.

Interest-Only Securities, Trading - At September 30, 2017 and December 31, 2016, all of our Interest-Only Securities were classified as trading securities. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-Only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the condensed consolidated statements of operations.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2017 and December 31, 2016.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our condensed consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at September 30, 2017 and December 31, 2016.

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

Credit Risk and Non-Agency Securities and Interest-Only Securities, Trading - Interest income on Credit Risk and Non-Agency Securities and Interest-Only Securities is recognized using the effective yield method over the life of the securities based on the future cash flows expected to be received. Future cash flow projections and related effective yields are determined for each security and updated quarterly. Other than temporary impairments, which establish a new cost basis in the security for purposes of calculating effective yields, are recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 4 -Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard amends the hedge accounting recognition and presentation requirements in ASC 815. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein, however, early adoption is permitted upon its issuance. The Company is currently assessing the impact of the standard and whether it may apply hedge accounting in the future.

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

In July 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off–balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company is assessing the impact of this standard but does not expect it to have significant impact on the condensed consolidated financial statements. However, the impact on the consolidated financial statements will depend on the debt securities held by the Company on the date of the adoption.

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

At the beginning of each quarter, we asses the assets and liabilities that are measured at fair value on a recurring basis to determine if any transfers between levels in the fair value hierarchy are needed.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2017 and December 31, 2016, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Credit Risk and Non-Agency Securities Trading - The fair value for the Credit Risk and Non-Agency Securities in our MBS portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to fair value determined using a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2017 all of our Credit Risk and Non-Agency Securities are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes. At December 31, 2016, all of our Credit Risk and Non-Agency Securities fair values were classified as Level 3.

Interest-Only Securities Trading - The fair value for the Interest-Only Securities in our MBS portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2017 and December 31, 2016, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017
Assets at Fair Value:
Agency Securities, available for sale	$—	$7,093,705	$—	$7,093,705
Credit Risk and Non-Agency Securities, trading	$—	$966,516	$—	$966,516
Interest-Only Securities, trading	$—	$27,246	$—	$27,246
Derivatives	$—	$7,770	$—	$7,770
Liabilities at Fair Value:
Derivatives	$—	$27,605	$—	$27,605

At the beginning of the quarter ended September 30, 2017, we determined that third party pricing services and or/dealer quotes available for Credit Risk and Non-Agency Securities meet the criteria for Level 2 classification. Fair values obtained from third party pricing services for similar instruments are classified as Level 2 securities, if the inputs to the pricing model used is consistent with the Level 2 definition. Commencing in the third quarter of 2017, we have transfered them out of Level 3 and into Level 2.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets at Fair Value:
Agency Securities, available for sale	$—	$6,511,164	$—	$6,511,164
Credit Risk and Non-Agency Securities, trading	$—	$—	$1,052,170	$1,052,170
Interest-Only Securities, trading	$—	$33,627	$—	$33,627
Derivatives	$—	$9,837	$—	$9,837
Liabilities at Fair Value:
Derivatives	$—	$49,655	$—	$49,655

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2016.

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at September 30, 2017 and December 31, 2016.

September 30, 2017			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$299,940	$299,940	$299,940	$—	$—
Cash collateral posted to counterparties	$54,957	$54,957	$—	$54,957	$—
Accrued interest receivable	$20,607	$20,607	$—	$20,607	$—
Subordinated loans due from BUCKLER Securities LLC	105,000	105,000	—	105,000	—
Financial Liabilities:
Repurchase agreements	$7,225,714	$7,225,714	$—	$7,225,714	$—
Cash collateral posted by counterparties	$741	$741	$—	$741	$—
Accrued interest payable- repurchase agreements	$5,823	$5,823	$—	$5,823	$—

December 31, 2016			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$271,773	$271,773	$271,773	$—	$—
Cash collateral posted to counterparties	$79,471	$79,471	$—	$79,471	$—
Accrued interest receivable	$18,452	$18,452	$—	$18,452	$—
Financial Liabilities:
Repurchase agreements	$6,818,453	$6,818,453	$—	$6,818,453	$—
Cash collateral posted by counterparties	$3,774	$3,774	$—	$3,774	$—
Accrued interest payable- repurchase agreements	$6,934	$6,934	$—	$6,934	$—

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at September 30, 2017 and September 30, 2016.

	For the Quarter Ended		For the Nine Months Ended
Credit Risk and Non-Agency Securities	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance, beginning of period	$998,204	$916,571	$1,052,170	$—
Credit Risk and Non-Agency Securities acquired in the acquisition of JAVELIN, at fair value	—	—	—	223,220
Purchases of Credit Risk and Non-Agency Securities, at cost	—	68,186	8,224	760,666
Principal repayments of Credit Risk and Non-Agency Securities	—	(23,707)	(135,617)	(37,698)
Proceeds from sales of Credit Risk and Non-Agency Securities	—	—	(8,372)	—
Gain (loss) on Credit Risk and Non-Agency Securities	—	39,522	46,924	53,795
Accretion of net discount on Credit Risk and Non-Agency Securities	—	747	3,187	1,336
Level 3 transfered to Level 2	$(998,204)	$—	(966,516)	$—
Balance, end of period	$—	$1,001,319	$—	$1,001,319
Gain (loss) on Credit Risk and Non-Agency Securities	$—	$39,522	$46,924	$53,795

The significant unobservable inputs used in the fair value measurement of our Level 3 Credit Risk and Non-Agency Securities at December 31, 2016, include assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

The following table presents the range of our estimates of cumulative default and loss severities, together with the discount rates implicit in our Level 3 Credit Risk and Non-Agency Securities Security fair values at December 31, 2016.

Unobservable Level 3 Input	Minimum	Weighted Average	Maximum
Cumulative default	0.00%	2.15%	55.49%
Loss severity (life)	0.00%	29.01%	68.40%
Discount rate	3.62%	4.47%	5.50%
Delinquency (life)	0.00%	4.84%	50.10%
Voluntary prepayments (life)	1.50%	8.72%	14.60%

The table above includes the effects of the structural elements of our Credit Risk and Non-Agency Securities, such as subordination and over collateralization or insurance. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the probability of cumulative default is accompanied by a directionally similar change in the assumption used for the delinquency and loss severity and a directionally opposite change in the assumption used for voluntary prepayment rates for the life of the security. However, given the interrelationship between loss estimates and the discount rate, overall Credit Risk and Non-Agency Securities Security market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At September 30, 2017 and December 31, 2016, investments in Agency Securities accounted for 87.7% and 85.7% of our MBS portfolio.

We evaluated our Agency Securities with unrealized losses at September 30, 2017, September 30, 2016 and December 31, 2016, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

At June 30, 2017, we identified certain low yielding Agency Securities that we plan to replace with securities having more attractive returns as market conditions permit. For those securities that were previously identified and had additional unrealized losses at September 30, 2017, we recognized losses totaling $72 for the quarter ended September 30, 2017 in our consolidated financial statements of operations. For the nine months ended September 30, 2017, we recognized losses totaling, $10,410 in our consolidated financial statements of operations. The aggregate fair value of the remaining identified low yielding Agency Securities is $825,231 at September 30, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of September 30, 2017.

For the quarter and nine months ended September 30, 2016, no other than temporary impairment was recognized because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

At September 30, 2017, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at September 30, 2017 are also presented below. Our Agency Securities had a weighted average coupon of 3.65% at September 30, 2017.

September 30, 2017	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$30,475	$(176)	$155	$30,454	0.43%
Multi-Family MBS	1,823,706	(3,558)	26,445	1,846,593	26.03
10 Year Fixed	64,294	(233)	256	64,317	0.91
15 Year Fixed	999,181	(1,385)	2,985	1,000,781	14.11
20 Year Fixed	113,285	(1,797)	—	111,488	1.57
25 Year Fixed	9,917	(54)	—	9,863	0.13
30 Year Fixed	2,920,863	(3,928)	5,335	2,922,270	41.20
Total Fannie Mae	$5,961,721	$(11,131)	$35,176	$5,985,766	84.38%

Freddie Mac
10 Year Fixed	39,913	(56)	324	40,181	0.56
15 Year Fixed	372,368	(37)	1,930	374,261	5.28
25 Year Fixed	41,959	(689)	—	41,270	0.58
30 Year Fixed	612,412	(176)	308	612,544	8.64
Total Freddie Mac	$1,066,652	$(958)	$2,562	$1,068,256	15.06%

Ginnie Mae
ARMs & Hybrids	39,882	(483)	3	39,402	0.56
10 Year Fixed	269	—	12	281	0.00
Total Ginnie Mae	$40,151	$(483)	$15	$39,683	0.56%
Total Agency Securities	$7,068,524	$(12,572)	$37,753	$7,093,705	100.00%

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

The following table summarizes the weighted average lives of our Agency Securities at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$4	$5
Greater than or equal to one year and less than three years	29,190	29,147	17,773	17,998
Greater than or equal to three years and less than five years	1,603,518	1,599,034	3,237,524	3,248,401
Greater than or equal to five years	5,460,997	5,440,343	3,255,863	3,273,894
Total Agency Securities	$7,093,705	$7,068,524	$6,511,164	$6,540,298

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at September 30, 2017 and December 31, 2016 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017	$2,890,007	$(11,786)	$52,789	$(786)	$2,942,796	$(12,572)
December 31, 2016	$4,069,170	$(41,045)	$61,133	$(1,212)	$4,130,303	$(42,257)

During the quarter and nine months ended September 30, 2017, we sold $671,909 and $3,359,504 of Agency Securities, including $639,258 of unsettled sales from the first quarter, which resulted in realized gains (losses) of $891 and $(10,723), respectively. During the quarter and nine months ended September 30, 2016, we sold $460,169 and $5,428,174 of Agency Securities, which resulted in realized gains of $2,421 and $18,937, respectively. Sales of Agency Securities are done to reposition our MBS portfolio and to reach our target level of liquidity.

Note 7 -Credit Risk and Non-Agency Securities, Trading

All of our Credit Risk and Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the condensed consolidated statements of operations in the period in which they occur. At September 30, 2017 and December 31, 2016, investments in Credit Risk and Non-Agency Securities accounted for 12.0% and 13.9% of our MBS portfolio.

The components of the carrying value of our Credit Risk and Non-Agency Securities at September 30, 2017 are presented in the table below.

	Credit Risk and Non-Agency Securities
September 30, 2017	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$856,349	$758,639	$769,865	5.74%
Legacy Prime Fixed	17,822	16,201	20,378	6.02%
Legacy ALT-A Fixed	56,839	50,323	68,308	5.85%
Legacy Prime Hybrid	11,010	10,020	12,036	3.12%
Legacy ALT-A Hybrid	5,364	4,571	5,631	3.46%
New Issue Prime Fixed	19,132	18,274	19,387	3.70%
Total Credit Risk and Non-Agency Securities	$966,516	$858,028	$895,605	5.66%

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2016 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2016	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$821,343	$764,982	$778,216	5.26%
NPL/RPL	122,802	121,869	122,561	3.80%
Legacy Prime Fixed	19,954	19,406	24,409	6.03%
Legacy ALT-A Fixed	59,253	56,776	76,151	5.85%
Legacy Prime Hybrid	11,914	11,163	13,641	2.72%
Legacy ALT-A Hybrid	6,039	5,669	6,956	3.01%
New Issue Prime Fixed	10,865	10,708	11,324	3.66%
Total Credit Risk and Non-Agency Securities	$1,052,170	$990,573	$1,033,258	5.08%

Our Credit Risk Transfer securities are collaterized by residential mortgage loans meeting agency criteria. However, our securities principal and interest are not guaranteed by the agencies. Credit Risk Transfer securities include tranches issued since 2014. Our NPL/RPL securities included tranches issued since 2015 collaterized by non-performing and re-performing loans. Our Legacy and New Issue Prime Fixed securities are collaterized by residential mortgage loans not guaranteed by any agency. Legacy Prime Fixed, Legacy Alt-A Fixed securities include tranches issued between 2005-2007. New Issue Prime Fixed securities include tranches issued in 2013.

The following table summarizes the weighted average lives of our Credit Risk and Non-Agency Securities at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
Weighted Average Life of all Credit Risk and Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	122,802	121,869
Greater than or equal to three years and less than five years	246,356	219,690	94,839	88,750
Greater than or equal to five years	720,160	638,338	834,529	779,954
Total Credit Risk and Non-Agency Securities	$966,516	$858,028	$1,052,170	$990,573

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at September 30, 2017 and December 31, 2016, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table presents the unrealized losses and estimated fair value of our Credit Risk and Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017	$—	$—	$—	$—	$—	$—
December 31, 2016	$2,022	$(14)	$—	$—	$2,022	$(14)

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at September 30, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

During the quarter and nine months ended September 30, 2017, we sold $8,372 of Credit Risk and Non-Agency Securities, which resulted in a realized gain of $85. There were no sales of Credit Risk and Non-Agency Securities during the quarter and nine months ended September 30, 2016.

Note 8 -Repurchase Agreements

At September 30, 2017, we had MRAs with 46 counterparties and had $7,225,714 in outstanding borrowings with 28 of those counterparties. At December 31, 2016, we had MRAs with 42 counterparties and had $6,818,453 in outstanding borrowings with 25 of those counterparties.

The following table represents the contractual repricing regarding our repurchase agreements to finance our MBS purchases at September 30, 2017 and December 31, 2016. No amounts below are subject to offsetting.

September 30, 2017	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$6,467,790	1.31%	38	4.63%
Credit Risk and Non-Agency Securities	757,924	2.54%	13	21.68%
Total or Weighted Average	$7,225,714	1.45%	36	6.76%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

December 31, 2016	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$6,017,843	0.92%	22	4.70%
Credit Risk and Non-Agency Securities	778,015	2.26%	23	23.82%
U.S. Treasury Securities	22,595	0.46%	3	1.11%
Total or Weighted Average	$6,818,453	1.07%	22	7.45%

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

	September 30, 2017		December 31, 2016
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$2,685,669	1.62%	$5,082,076	1.11%
31 days to 60 days	3,940,123	1.34%	1,699,197	0.94%
61 days to 90 days	599,922	1.35%	37,180	2.38%
Greater than 90 days	—	0.00%	—	0.00%
Total or Weighted Average	$7,225,714	1.45%	$6,818,453	1.07%

At September 30, 2017, 7 repurchase agreement counterparties individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 48.9% of our repurchase agreement borrowings outstanding at September 30, 2017. At December 31, 2016, we had 9 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 60.0% of our repurchase agreement borrowings at December 31, 2016. At September 30, 2017 and December 31, 2016, we did not have any repurchase counterparties that individually account for 5% or greater of our stockholders' equity.

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

The following tables present information about our derivatives at September 30, 2017 and December 31, 2016.

September 30, 2017

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	4	0.73%	$100,000	$317	$—
Interest rate swap contracts	25-36 Months	30	1.36%	1,225,000	3,502	—
Interest rate swap contracts	61-72 Months	65	2.11%	1,375,000	—	(6,493)
Interest rate swap contracts	73-84 Months	76	1.74%	1,100,000	673	(2,597)
Interest rate swap contracts	97-108 Months	102	1.95%	50,000	—	(407)
Interest rate swap contracts	109-120 Months	111	1.94%	1,200,000	—	(11,624)
TBA Agency Securities (2)	—	n/a	n/a	1,900,000	3,278	(6,484)
Total or Weighted Average				$6,950,000	$7,770	$(27,605)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Implied cost basis of $1,961,406 and implied market value of $1,958,200.

December 31, 2016

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (2)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	7	0.54%	$200,000	$158	$—
Interest rate swap contracts	13-24 Months	17	0.92%	50,000	—	(117)
Interest rate swap contracts	25-36 Months	35	1.21%	550,000	1,547	—
Interest rate swap contracts	73-84 Months	77	1.97%	2,075,000	3,690	(10,767)
Interest rate swap contracts	85-96 Months	84	1.97%	100,000	—	(1,242)
Interest rate swap contracts	109-120 Months	119	1.95%	1,250,000	2,378	(2,278)
TBA Agency Securities (3)	0-60 Months	n/a	n/a	2,850,000	2,064	(35,251)
Total or Weighted Average				$7,075,000	$9,837	$(49,655)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.
(2) Notional amount includes $300,000 of forward starting interest rate swap contracts which become effective on January 3, 2017.
(3) Implied cost basis of $2,922,582 and implied market value of $2,889,395.

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

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying condensed consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying condensed consolidated balance sheet at September 30, 2017.

September 30, 2017		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$4,492	$(21,121)	$39,309	$22,680
Agency Securities TBA	3,278	(6,484)	3,999	793
Totals	$7,770	$(27,605)	$43,308	$23,473

September 30, 2017		Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(21,121)	$21,121	$—	$—
Agency Securities TBA	(6,484)	6,484	—	—
Totals	$(27,605)	$27,605	$—	$—

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying condensed consolidated statements of operations for the quarters and nine months ended September 30, 2017 and September 30, 2016.

		Income (Loss) Recognized
		For the Quarter Ended		For the Nine Months Ended
Derivatives	Location on condensed consolidated statements of operations	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swap contracts:
Realized loss	Realized gain (loss) on derivatives	$—	$(419)	$—	$(326,411)
Interest income	Realized gain (loss) on derivatives	15,134	6,836	34,648	18,741
Interest expense	Realized gain (loss) on derivatives	(22,610)	(22,670)	(61,175)	(70,826)
Changes in fair value	Unrealized gain (loss) on derivatives	(433)	45,154	(2,450)	(6,626)
		$(7,909)	$28,901	$(28,977)	$(385,122)
Basis swap contracts:
Realized gain	Realized gain (loss) on derivatives	—	—	—	1,468
Interest income	Realized gain (loss) on derivatives	—	—	—	2,617
Interest expense	Realized gain (loss) on derivatives	—	—	—	(3,116)
Changes in fair value	Unrealized gain (loss) on derivatives	—	—	—	(661)
		$—	$—	$—	$308
TBA Agency Securities:
Realized gain	Realized gain (loss) on derivatives	8,373	36,069	24,816	38,723
Changes in fair value	Unrealized gain (loss) on derivatives	3,007	(19,330)	(1,997)	10,194
		$11,380	$16,739	$22,819	$48,917
Totals		$3,471	$45,640	$(6,158)	$(335,897)

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 10 -Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM, see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. At September 30, 2017, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,602,444. At September 30, 2016, the effective ARMOUR management fee was 1.05% based on gross equity raised of $2,469,368. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2017 and December 31, 2016.

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

Note 11 -Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2017 and December 31, 2016, there were 1,875 shares of common stock issuable under the Plan, of which 1,609 remain available for future issuance.

Transactions related to awards for the nine months ended September 30, 2017 are summarized below:

	September 30, 2017
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	32	$39.80
Vested	(24)	$55.97
Unvested RSU Awards Outstanding end of period	8	$26.30

At September 30, 2017, there was approximately $215 of unvested stock based compensation related to the Awards (based on the September 30, 2017 stock price of $26.90 per share), that we expect to recognize as an expense over the remaining average service period of 0.1 years. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 12 -Stockholders' Equity

Preferred Stock

At September 30, 2017 and December 31, 2016, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 7,650 shares as 7.875% Series B Preferred Stock. At September 30, 2017, a total of 32,740 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At September 30, 2017 and December 31, 2016, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at September 30, 2017. At September 30, 2017 and December 31, 2016, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. Commencing on June 7, 2017, the Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At September 30, 2017 and December 31, 2016, we had 5,960 and 5,650 shares of Series B Preferred Stock, respectively, issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $148,990 and $141,250, respectively, in the aggregate at September 30, 2017 and December 31, 2016. Shares designated as Series B Preferred Stock but unissued totaled 1,690 at September 30, 2017. At September 30, 2017 and December 31, 2016, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

On August 30, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Preferred B ATM Sales Agreement”) relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 2,000 shares of our Series B Preferred Stock. As of September 30, 2017, we have sold 310 shares under this agreement. Proceeds from the sale of the 310 shares were $7,511, net of issuance costs of approximately $245.

Common Stock

Common Stock

At September 30, 2017 and December 31, 2016, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 41,571 shares of common stock issued and outstanding at September 30, 2017 and 36,723 shares of common stock issued and outstanding at December 31, 2016.

On May 26, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to a proposed "at-the-market" offering program. On October 2, 2017, the Sales Agreement was amended (see also Note 18, “Subsequent Events”). As of September 30, 2017, we have not sold any shares under this agreement.

On June 30, 2017, we completed an underwritten follow-on public offering of 4,500 shares of common stock at a price of $25.96 per share. The underwriters were granted the option for a period of 30 days to purchase an additional 675 additional

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

shares, which was not exercised. Proceeds from the sale of the 4,500 shares were $116,693, net of issuance costs of approximately $127.

During the nine months ended September 30, 2017, we issued 322 common shares under our Common stock dividend reinvestment program ("DRIP") for net proceeds of $8,500.

Common Stock Repurchased

At September 30, 2017 and December 31, 2016, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). During the nine months ended September 30, 2017, we did not repurchase any common shares under the Repurchase Program. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2017.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2017	January 30, 2017	$0.19	$6,984
February 15, 2017	February 27, 2017	$0.19	6,984
March 15, 2017	March 30, 2017	$0.19	6,983
April 17, 2017	April 28, 2017	$0.19	6,984
May 15, 2017	May 30, 2017	$0.19	6,984
June 15, 2017	June 29, 2017	$0.19	6,983
July 17, 2017	July 27, 2017	$0.19	7,839
August 15, 2017	August 28, 2017	$0.19	7,839
September 15, 2017	September 28, 2017	$0.19	7,870
Total dividends paid			$65,450

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The following table presents our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2017.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.17	$374.8
February 15, 2017	February 27, 2017	$0.17	374.8
March 15, 2017	March 27, 2017	$0.17	374.8
April 15, 2017	April 27, 2017	$0.17	374.8
May 15, 2017	May 30, 2017	$0.17	374.8
June 15, 2017	June 27, 2017	$0.17	374.8
July 15, 2017	July 27, 2017	$0.17	374.8
August 15, 2017	August 28, 2017	$0.17	374.8
September 15, 2017	September 27, 2017	$0.17	374.8
Total dividends paid			$3,373

The following table presents our Series B Preferred Stock dividend transactions for the nine months ended September 30, 2017.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.16	$927
February 15, 2017	February 27, 2017	$0.16	927
March 15, 2017	March 27, 2017	$0.16	927
April 15, 2017	April 27, 2017	$0.16	927
May 15, 2017	May 30, 2017	$0.16	927
June 15, 2017	June 27, 2017	$0.16	927
July 15, 2017	July 27, 2017	$0.16	927
August 15, 2017	August 28, 2017	$0.16	927
September 15, 2017	September 27, 2017	$0.16	962
Total dividends paid			$8,378

Equity Capital Raising Activities

The following table presents our equity transactions for the nine months ended September 30, 2017.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series B Preferred equity distribution agreement	August 31, 2017-September 30, 2017	310	$24.26	$7,511
Common stock follow-on public offering	June 30, 2017	4,500	$25.96	$116,693
DRIP	September 12, 2017-September 21, 2017	322	$26.43	$8,500

(1) Weighted average price.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 13 -Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the quarters and nine months ended September 30, 2017, and September 30, 2016.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income (Loss)	$27,724	$118,688	$110,141	$(139,613)
Less: Preferred dividends	(3,940)	(3,905)	(11,751)	(11,716)
Net Income (Loss) available (related) to common stockholders	$23,784	$114,783	$98,390	$(151,329)

Weighted average common shares outstanding – basic	41,288	36,703	38,265	36,693
Add: Effect of dilutive non-vested awards, assumed vested	8	43	8	—
Weighted average common shares outstanding – diluted	41,296	36,746	38,273	36,693

Note 14 -Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the quarters and nine months ended September 30, 2017 and September 30, 2016.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
GAAP net income (loss)	$27,724	$118,688	$110,141	$(139,613)
Book to tax differences:
Premium amortization expense	(405)	—	(495)	—
Credit Risk and Non-Agency Securities	6,542	(40,249)	(49,894)	(54,767)
Interest-Only Securities	(237)	438	1,040	1,681
Changes in interest rate contracts	(10,947)	(61,473)	(20,369)	283,314
Other than temporary loss on Agency Securities	72	—	10,410	—
(Gains) Losses on Security Sales	(891)	(2,421)	10,723	(18,937)
Amortization of deferred hedging costs	(15,114)	(13,226)	(44,846)	(34,583)
Bargain purchase price on acquisition of JAVELIN	—	—	—	(6,484)
Other	2	2	11	14
Estimated REIT taxable income	$6,746	$1,759	$16,721	$30,625

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2017 by approximately $83,630, or approximately $2.01 per common share (based on the 41,571 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $27,488 and $77,201 for the quarter and nine months ended September 30, 2017 and $28,166 and $98,469 for the quarter and nine months ended September 30, 2016, respectively. Our estimated REIT taxable income available for distribution as dividends was $6,746 and $16,721 for the quarter and nine months ended September 30, 2017 and $1,759 and $30,625 for the quarter and nine months ended September 30, 2016, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

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

In accordance with management agreements, we incurred $6,746 and $19,790 in management fees for the quarter and nine months ended September 30, 2017. For the quarter and nine months ended September 30, 2016, we incurred $6,521 and $19,549 in management fees. In accordance with the JAVELIN management agreement, we paid management fees of $565 and $1,694, for the quarter and nine months ended September 30, 2017, reducing the liability recorded upon acquisition. For the quarter and nine months ended September 30, 2016, we paid management fees of $565 and $1,092, in accordance with the JAVELIN management agreement and reducing the liability recorded upon acquisition.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the quarter and nine months ended September 30, 2017, we reimbursed ACM $49 and $732, for other expenses incurred on our behalf. For the quarter and nine months ended September 30, 2016, we reimbursed ACM $362 and $1,245, for other expenses incurred on our behalf. In consideration of our

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. No new awards have been granted since 2013. The award vests through 2017 and resulted in our recognizing stock based compensation expense of $84 and $259 for the quarter and nine months ended September 30, 2017 and $123 and $351 for the quarter and nine months ended September 30, 2016.

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER Securities, LLC, (“BUCKLER”) a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. The investment was included in prepaid and other assets in our condensed consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $189 at September 30, 2017 reflecting our initial investment less our share of BUCKLER’s startup costs, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The intended purpose of the investment in BUCKLER is to facilitate access to repurchase financing for the Company, on potentially more attractive terms (based upon the combination of rate, term, size, haircut, stability and reliability generally available in the market for comparable securities transactions) than are available through third party brokers and dealers in the repurchase financing market, or from other suitable counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company, must approve in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. BUCKLER began trading operations on October 25, 2017.

The Company has entered three subordinated loan agreements with BUCKLER, totaling $105.0 million. The loans have a stated interest rate of zero, plus additional interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds generally in government securities funds. The loans are repayable as follows:

•
$25.0 million due April 25, 2020. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan any time after April 21, 2018.

•
$15.0 million due August 31, 2020. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan any time after August 29, 2018.

•
$65.0 million due August 31, 2019. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan any time after August 29, 2018.

Note 16 -Acquisition of JAVELIN Mortgage Investment Corp.

On March 1, 2016, we entered into an agreement to purchase all of the outstanding common stock of JAVELIN and commenced a Tender Offer for cash at a price of $7.18, without interest and less any applicable withholding taxes. On April 1, 2016, the Tender Offer expired as the minimum condition was successfully met as greater than 50% of the total outstanding shares of common shares were validly tendered and not withdrawn. On April 6, 2016, we completed our acquisition of all of the outstanding common stock of JAVELIN upon the merger of Acquisition with and into JAVELIN, for cash consideration of $85,200. Subsequently, JAVELIN became a wholly-owned subsidiary of ARMOUR and continues to be managed by ACM pursuant to the pre-existing management agreement between JAVELIN and ACM. The acquisition expanded and diversified our investment portfolio. JAVELIN's complementary assets provided us with investment opportunities in Credit Risk and Non-Agency Securities MBS.

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
The following table summarizes the consideration paid for JAVELIN and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date (amounts in millions):

Consideration:
Cash	$85.2
Fair value of consideration transferred	$85.2
Acquisition related costs (included in professional fees and other expenses)	$2.5
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$12.0
Cash collateral	24.6
Agency Securities	440.7
Credit Risk and Non-Agency Securities	223.2
Accrued interest receivable	1.4
Prepaid and other assets	5.4
Repurchase agreements	(589.6)
Derivatives	(17.5)
Accrued interest payable	(0.9)
Accounts payable and other accrued expenses	(7.6)
Total identifiable net assets	$91.7
Bargain purchase price	(6.5)
Total	$85.2
Included in accounts payable and other accrued expenses was a liability of $3,375 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016.

Total interest income of $2,706 and $9,187 and net income of $2,054 and $11,622 are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and nine months ended September 30, 2017, respectively. Total interest income of $4,882 and $10,013 and net income of $6,931 and $10,150, respectively, are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and nine months ended September 30, 2016. Total identifiable net assets of $78,480 and $105,580 are included in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(UNAUDITED)

Note 18 -Subsequent Events

On October 2, 2017, we entered into Amendment No. 1 (the “Sales Agreement Amendment”) to the ATM Equity OfferingSM Sales Agreement, dated May 26, 2017 (the “Sales Agreement” and, as amended by the Sales Agreement Amendment, the “Amended Sales Agreement”), by and among us, ACM, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agent (“Merrill”). The purpose of the Sales Agreement Amendment was to, among other things, add Ladenburg Thalmann & Co. Inc. (“Ladenburg”) as a party to the Sales Agreement. In accordance with the terms of the Amended Sales Agreement, we may, from time to time, propose to Merrill and/or Ladenburg, as our designated agent or agents, as applicable, to issue and sell up to 5,000 shares of our common stock through or to such designated agents in an “at–the-market” offering. As of October 25, 2017, we have not sold any shares under this agreement.

From October 2, 2017 through October 6, 2017 we sold 58 shares of our Series B Preferred Stock under the Preferred B ATM Sales Agreement for net proceeds of approximately $1,425.

From October 2, 2017 through October 5, 2017, we issued 298 shares of our common stock under the DRIP, for net proceeds of approximately $8,000.

Dividends

On October 27, 2017, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $927 in the aggregate, will be paid to holders of record on October 15, 2017. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable November 27, 2017 to holders of record on November 15, 2017 and payable December 27, 2017 to holders of record on December 15, 2017.

On October 27, 2017, a cash dividend of $0.19 per outstanding common share, or $7,957 in the aggregate, will be paid to holders of record on October 16, 2017. We have also declared a cash dividend of $0.19 per outstanding common share payable November 27, 2017 to holders of record on November 15, 2017.

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

Overview

ARMOUR is a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Interest-Only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Credit Risk and Non-Agency Securities and together with Agency Securities and Interest-Only Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. The Company is managed by ACM, an investment advisor registered with the SEC. See Note 10 and Note 15 to the condensed consolidated financial statements for further details.

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

Acquisition of JAVELIN

On April 6, 2016, we completed the acquisition of JAVELIN for an aggregate of approximately $85,200 in cash. Total interest income of $2,706 and $9,187 and net income of $2,054 and $11,622 are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and nine months ended September 30, 2017. Total interest income of $4,882 and $10,013 and net income of $6,931 and $10,150, respectively, are included in the condensed consolidated statements of operations from the operations of JAVELIN for the quarter and nine months ended September 30, 2016. Total identifiable net assets of $78,480 and $105,580 are included in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016. See Note 16 to the condensed consolidated financial statements for further details.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We look to invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Credit Risk and Non-Agency Securities, non-prime mortgage loans and unrated equity tranches of CMBS. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses. We are exposed to changing credit spreads, which could result in declines in the fair value of our investments. We believe ACM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs. Prepayment rates, as reflected by the rate of principal pay downs and interest rates vary according to the type of investment, conditions in financial markets, government actions, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment rates on our assets that are purchased at a premium increase, related purchase premium amortization increases, thereby reducing the net yield on such assets. Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

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

Short-term Interest Rates and Funding Costs

On June 14, 2017, the Fed raised its target range for the Federal Funds Rate to between 1.00% and 1.25%. At its July 2017 and September 2017, meetings, the Fed made no change to the target range for this rate. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from September 30, 2015 to September 30, 2017.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. Since 2015, the interest rate swap spread has been negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to hedge against changes in the valuation of our MBS. We do not use such hedging contracts for speculative purposes. As of September 30, 2017 and December 31, 2016, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our condensed consolidated results of operations for the quarterly periods presented:

One factor for the decrease in interest income on Agency Securities for the nine months ended 2017 was a smaller average Agency Securities portfolio at September 30, 2017, which led to the decline in net interest income for the quarter and nine months ended September 30, 2017 compared to prior periods. The decrease in net interest income was also due to higher interest expense on our repurchase agreements. Interest income on Credit Risk and Non-Agency Securities increased for the quarter and nine months ended September 30, 2017. We began investing in Credit Risk and Non-Agency Securities during March 2016, and therefore partial activity was reflected in 2016. Interest income on Interest-Only Agency Securities decreased for the quarter and increased for the nine months ended September 30, 2017, compared to prior periods. We did not begin to invest in Interest-Only Securities until the second quarter of 2016.

Our net gain on derivatives combined with the gain (loss) on Credit Risk and Non-Agency Securities for the quarter ended September 30, 2016, were the main factors for the change in net income from the quarter ended September 30, 2016, compared to the quarter ended September 30, 2017. Our net loss on derivatives for the nine months ended September 30, 2016 was the main factor for the change in net income (loss) compared to the nine months ended September 30, 2017.

Net Interest Income

Net Interest Income
Agency Securities
52,292
44,544
141,310
178,733
Credit Risk and Non-Agency Securities
13,973
12,969
42,385
23,148
Interest-Only Securities
516
852
1,696
855
Interest expense-repurchase agreements
(27,137)
(17,040)
(65,717)
(54,464)
Net Interest Income
39,644
41,325
119,674
148,272
($ in thousands)
Quarter Ended 9/30/17
Quarter Ended 9/30/16
Nine Months Ended 9/30/17
Nine Months Ended 9/30/16

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2017 vs. 2016

•
Our average MBS portfolio (including TBA Agency Securities) decreased by 15.2% from $10,987,375 at September 30, 2016 to $9,316,539 at September 30, 2017. Our Agency Securities portfolio increased during the quarter ended September 30, 2017, causing an increase in interest income.

•
Our asset yields increased by 0.33% and our interest expense on our repurchase agreements increased by 0.52% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The asset yield increase was mainly due to the change in the composition of our MBS portfolio and slower prepayment speeds. The change in interest expense on our repurchase agreements was mainly due to an increase in short-term rates by the Fed.

•
Our net interest rate spread increased by 0.27 basis points from 1.39% for the nine months ended September 30, 2016 to 1.66% for the nine months ended September 30, 2017. The increase in the interest rate spread from 2016 to 2017, was partially offset by the decrease in our average MBS portfolio.

At September 30, 2017 and December 31, 2016, our Agency Securities in our MBS portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.3% and 104.6%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

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

Other Income (Loss)

2017 vs. 2016

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the quarter and nine months ended September 30, 2017 of $671,909 and $3,359,504, including $639,258 of unsettled sales from the first quarter, compared to $460,169 and $5,428,174 during the quarter and nine months ended September 30, 2016. At September 30, 2017 and September 30, 2016, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. At June 30, 2017, we identified certain low yielding Agency Securities that we plan to replace with securities having more attractive returns as market conditions permit. For those securities that were previously identified and had additional unrealized losses at September 30, 2017, we recognized losses totaling $72 for the quarter ended September 30, 2017 in our consolidated financial statements of operations. For the nine months ended September 30, 2017, we recognized losses totaling $10,410 in our consolidated financial statements of operations. The aggregate fair value of the remaining identified low yielding Agency Securities is $825,231 at September 30, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of September 30, 2017

•
No other than temporary impairment was recognized for the quarters and nine months ended September 30, 2016, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist.

•
Gain (loss) on Credit Risk and Non-Agency Securities resulted mainly from the change in fair value of the securities. During the quarter and nine months ended September 30, 2017, we sold $8,372 of Credit Risk and Non-Agency Securities, which resulted in a realized gain of $85. There were no sales of Credit Risk and Non-Agency Securities during the quarter and nine months ended September 30, 2016.

•	The loss on Interest-Only Securities resulted from a decrease in the fair value of these securities.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The increase in our total interest rate swap contracts aggregate notional balance from $4,910,000 at September 30, 2016 to $5,050,000 at September 30, 2017.

◦	The decrease in our total TBA Agency Securities aggregate notional balance from $2,650,000 at September 30, 2016 to $1,900,000 at September 30, 2017.

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Pursuant to the ARMOUR Management Agreement, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,602,444 at September 30, 2017 and $2,469,368 at September 30, 2016, respectively. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our condensed consolidated statements of operations, a liability of $3,375, which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016 and which has been reduced by $3,351 as of September 30, 2017.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. The decrease in professional fees for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, was due to fees related to the acquisition of JAVELIN in 2016.

Insurance includes premiums for both general business and directors and officers liability coverage. The fluctuation from year to year is due to changes in premiums.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarter and nine months ended September 30, 2017 other comprehensive income totaled $11,068 and $54,315, respectively. For the quarter and nine months ended September 30, 2016 comprehensive (loss) income totaled $(9,947) and $232,573, respectively, reflecting net unrealized gain (loss) on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities, Credit Risk and Non-Agency Securities and Interest-only Securities. At September 30, 2017, we invested in these three asset classes.

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

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at September 30, 2017 and December 31, 2016.

September 30, 2017

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$67,183	$69,856	2.72%	14.84%	9
Multi-Family MBS	1,786,907	1,846,593	3.15%	0.00%	89
10 Year Fixed	100,187	104,779	4.00%	10.02%	103
15 Year Fixed	1,303,681	1,375,042	3.76%	11.59%	170
20 Year Fixed	103,478	111,488	4.48%	13.74%	210
25 Year Fixed	48,926	51,133	3.69%	5.94%	312
30 Year Fixed	3,366,421	3,534,814	3.86%	6.69%	352
Total or Weighted Average	$6,776,783	$7,093,705	3.65%	6.10%	239
TBA Agency Securities 15 Year (2)	900,000	912,328	2.67%	0.00%	180
TBA Agency Securities 30 Year (2)	1,000,000	1,045,872	3.85%	0.00%	360
Total or Weighted Average	8,676,783	9,051,905
Interest-Only Securities (3)	138,387	27,246	4.82%	14.81%	277
Total or Weighted Average		$9,079,151

(1) Weighted average for all prepayments during the quarter ended September 30, 2017, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying condensed consolidated financial statements. As of September 30, 2017, our TBA Agency Securities had a net carrying value of $3,278, reported as a derivative asset and $(6,484), reported as a derivative liability on our accompanying condensed consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
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
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of December 31, 2016, our TBA Agency Securities had a carrying value of $2,064, reported as derivative assets and a carrying amount of $(35,251), reported as a derivative liability on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At September 30, 2017 and December 31, 2016, we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

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

At September 30, 2017 and December 31, 2016, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 9 months and 11 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

Credit Risk and Non-Agency Securities

We purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at September 30, 2017.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$769,865	$856,349	5.74%	115
Legacy Prime Fixed	20,378	17,822	6.02%	233
Legacy ALTA Fixed	68,308	56,839	5.85%	240
Legacy Prime Hybrid	12,036	11,010	3.12%	232
Legacy ALTA Hybrid	5,631	5,364	3.46%	220
New Issue Prime Fixed	19,387	19,132	3.70%	320
Total or Weighted Average	$895,605	$966,516	5.66%	131

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2016.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$778,216	$821,343	5.26%	123
NPL/RPL	122,561	122,802	3.80%	375
Legacy Prime Fixed	24,409	19,954	6.03%	241
Legacy ALTA Fixed	76,151	59,253	5.85%	248
Legacy Prime Hybrid	13,641	11,914	2.72%	240
Legacy ALTA Hybrid	6,956	6,039	3.01%	228
New Issue Prime Fixed	11,324	10,865	3.66%	315
Total or Weighted Average	$1,033,258	$1,052,170	5.08%	165

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at September 30, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
September 30, 2017	$22,032	$920,326	$24,158	$966,516
December 31, 2016	$21,762	$805,981	$224,427	$1,052,170

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Credit Risk and Non-Agency Securities at September 30, 2017 or December 31, 2016.

The charts below present the percentage of our Credit Risk and Non-Agency Securities, at fair value, by type at September 30, 2017 and at December 31, 2016.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 28 of which had open repurchase agreements with us at September 30, 2017 and 25 of which had open repurchases agreements with us at December 31, 2016. We had outstanding balances under our repurchase agreements at September 30, 2017 and December 31, 2016 of $7,225,714 and $6,818,453, respectively, consistent with the decrease in our Agency Securities in our MBS portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2017, the average haircut percentage was 6.76% compared to 7.45% at December 31, 2016. As of September 30, 2017, Agency Securities haircuts averaged 4.63% and Credit Risk and Non-Agency Securities haircuts averaged 21.68%. As of December 31, 2016, Agency Securities haircuts averaged 4.70% and Credit Risk and Non-Agency Securities haircuts averaged 23.82%. No counterparty held collateral in excess of 5% of our total stockholders' equity at September 30, 2017 or at December 31, 2016.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. At September 30, 2017 and December 31, 2016, the notional value of our interest rate swap contracts was 71.9% and 65.7%, respectively, of the fair market value of our Agency Securities non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At September 30, 2017 and December 31, 2016, we had derivatives with a net fair value of $(19,835) and $(39,818), respectively. At September 30, 2017 and December 31, 2016, we had interest rate swap contracts with an aggregate notional balance of $5,050,000 and $4,225,000. We also had TBA Agency Securities with an aggregate notional balance of $1,900,000 and $2,850,000 at September 30, 2017 and December 31, 2016, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $3,471 and $45,640 and $(6,158) and $(335,897), related to our derivatives for the quarters and nine months ended September 30, 2017 and September 30, 2016, respectively. For the quarter and nine months ended September 30, 2017, the net unrealized gain of our Agency Securities increased by $11,887 and $33,182, respectively. For the quarter and nine months ended September 30, 2016, the net unrealized gain of our Agency Securities (decreased) increased by $(7,526) and $251,510, respectively. The net unrealized gain on Agency Securities is due to market price fluctuations. Our net gain on derivatives combined with the gain (loss) on Credit Risk and Non-Agency Securities for the quarter ended September 30, 2016, were the main factors for the change in net income from the quarter ended September 30, 2016, compared to the quarter ended September 30, 2017. Our net loss on derivatives for the nine months ended September 30, 2016 was the main factor for the change in net income (loss) for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

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

Contractual Obligations and Commitments

We had the following contractual obligations at September 30, 2017:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$7,225,714	$7,225,714	$—	$—	$—
Interest expense on repurchase agreements	15,545	15,545	—	—	—
Related Party Fees (1)	189,154	27,043	54,037	54,037	54,037
Board of Directors fees (2)	8,288	1,184	2,368	2,368	2,368
Total	$7,438,701	$7,269,486	$56,405	$56,405	$56,405

(1) Represents fees to be paid to ACM under the terms of the Management Agreements (Refer to Note 10 and Note 15 to the condensed consolidated financial statements).
(2) Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at September 30, 2017. We had interest rate swap contracts with an aggregate notional balance of $5,050,000, a weighted average swap rate of 1.78% and a weighted average term of 69 months at September 30, 2017.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $96,787 and $(171,699), respectively, for the nine months ended September 30, 2017 and September 30, 2016. Our average MBS portfolio was $9,316,539 and $10,987,375, respectively, for the nine months ended September 30, 2017 and September 30, 2016, respectively.

At September 30, 2017, we financed our MBS portfolio with $7,225,714 of borrowings under repurchase agreements. Our leverage ratio at September 30, 2017, was 5.50:1. At September 30, 2017, we had a leverage ratio of 7.00:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At September 30, 2017, our liquidity totaled $659,022, consisting of $299,940 of cash plus $359,082 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our condensed consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at September 30, 2017 and December 31, 2016.

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

During the nine months ended September 30, 2017, we purchased $4,528,338 of MBS using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2017, we received cash of $713,303 from prepayments and scheduled principal payments on our MBS. We had a net cash increase from our repurchase agreements of $407,261 for the nine months ended September 30, 2017 and made cash interest payments of approximately $97,887 on our liabilities for the nine months ended September 30, 2017. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $24,514 of cash collateral posted to counterparties at September 30, 2017 and decreased our liability by $3,033 for cash collateral posted by counterparties at September 30, 2017.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At September 30, 2017 and December 31, 2016, our total borrowings were $7,225,714 and $6,818,453 (excluding accrued interest), respectively. At September 30, 2017 and December 31, 2016, we had a leverage ratio of approximately 5.50:1 and 6.24:1, respectively. At September 30, 2017, we had a leverage ratio of 7.00:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At December 31, 2016, we had a leverage ratio of 8.92:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2017 and December 31, 2016, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the condensed consolidated financial statements for our significant accounting policies.

Valuation of MBS and Derivatives

 We carry our MBS and derivatives at fair value. Our Agency Securities are classified as available for sale, and therefore unrealized changes in fair value are reflected directly in total stockholders' equity as accumulated other comprehensive income or loss. Our Credit Risk and Non-Agency Securities and Interest-Only Securities are classified as trading securities, and therefore changes in fair value are reported in the condensed consolidated statements of operations as income or loss. We do not use hedge accounting for our derivatives for financial reporting purposes and therefore changes in fair value are reflected in net income as other gain or loss. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders’ equity will be lower. For example, rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

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

Fair value for the Credit Risk and Non-Agency Securities in our MBS portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

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

Gains and Losses on Credit Risk and Non-Agency Securities and Interest-Only Securities

We carry our Credit Risk and Non-Agency Securities and Interest-Only Securities at fair value and reflect changes in those fair values in net income as other gains and losses.

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

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this report. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise, except as required by law.

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
“Common stock DRIP” means the Company's dividend reinvestment and stock purchase plan

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
“Multi-Family MBS” means MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
“Credit Risk and Non-Agency Securities” means securities backed by residential mortgages in which we may invest, for which are not guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
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

Credit Risk for Credit Risk and Non-Agency Securities

We purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at September 30, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2017 and December 31, 2016. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

September 30, 2017

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	6.60%	(1.52)%	(11.80)%
0.50%	3.59%	(0.66)%	(5.08)%
(0.50)%	(3.59)%	0.37%	2.84%
(1.00)%	(7.76)%	0.42%	3.27%

December 31, 2016

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	(9.08)%	(1.31)%	(11.67)%
0.50%	(4.49)%	(0.55)%	(4.90)%
(0.50)%	4.28%	0.71%	6.29%
(1.00)%	17.35%	1.07%	9.51%

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

The above tables quantify the potential changes in net interest income and MBS portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2017 and December 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate consolidated statement of comprehensive income (loss).

All of our Credit Risk and Non-Agency Securities and Interest-Only Securities are classified as trading securities. As such, they are reflected at fair value with the periodic adjustment to fair value reflected as part of “Other Income (Loss)” reported as part of the consolidated statements of operations.

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

September 30, 2017

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.33)%	(10.15)%
+10 BPS	(0.53)%	(4.06)%
-10 BPS	0.53%	4.06%
-25 BPS	1.33%	10.15%

December 31, 2016

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.17)%	(10.41)%
+10 BPS	(0.47)%	(4.16)%
-10 BPS	0.47%	4.16%
-25 BPS	1.17%	10.41%

The above tables quantify the estimated changes in the fair value of our MBS portfolio and in our portfolio book value as of September 30, 2017 and December 31, 2016. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our MBS portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our MBS portfolio. Therefore, actual results could differ materially from our estimates.

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

We purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2017. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

BUCKLER Securities, LLC, began trading operations on October 25, 2017.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 25, 2017	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles Supplementary classifying 1,440,000 shares of the Company’s preferred stock into additional shares of Series B Cumulative Redeemable Preferred Stock (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8–K filed with the SEC on August 31, 2017.
(2)	Filed herewith.
(3)	Furnished herewith.