Form 10-K
period 2017-12-31
Armour Residential REIT, Inc.
filed 2018-02-14
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐
Indicate by check mark whether the registrant is an emerging growth company as defined in as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
On June 30, 2017, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $1,016,598,050 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 13, 2018 was 41,877,404.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2018 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our Company

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

Our Strategies

We seek to create shareholder value through thoughtful investment and risk management that produces current yield and superior risk adjusted returns over the long term. Our focus on residential real estate finance supports home ownership for a broad and diverse spectrum of Americans by bringing private capital into the mortgage markets.

Our Assets

Since our formation, our assets have been invested in MBS or money market instruments, primarily deposits at federally chartered banks.

Our Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements to more closely match the rate adjustment period of our MBS. At December 31, 2017 and December 31, 2016, our total repurchase indebtedness was approximately $7,555,917 and $6,818,453, respectively, with a weighted average maturity of 51 days and 22 days, respectively. Depending on market conditions, we may enter into additional repurchase arrangements with similar maturities or a committed borrowing facility. Our borrowings (on a recourse basis) are generally between six and ten times the amount of our total stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our total stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

Our Manager

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. (see Note 10 and Note 15 to the consolidated financial statements). ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2024 and is thereafter automatically renewed for successive five-year terms unless terminated under certain circumstances.The JAVELIN Management Agreement renewed on October 5, 2017, for a one-year period, with the base management fee thereunder reduced to one dollar for the entirety of the renewal term. It will be automatically renewed annually for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and liquidation distributions as approved and so designated by a majority of the Board will reduce the amount of gross equity raised used to calculate the monthly management fee. See Note 16, for details on the liability accrued for management fees related to the acquisition in 2016 of JAVELIN Mortgage Investment Corp. At December 31, 2017, December 31, 2016 and December 31, 2015, the effective management fees were 1.04%, 1.05% and 1.05% based on gross equity raised of $2,618,020, $2,469,368 and $2,507,505, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees under certain circumstances. Our total management fee expense for the year ended December 31, 2017, was $26,582 compared to $26,070 for the year ended December 31, 2016 and $27,292 for the year ended December 31, 2015, respectively.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we reimbursed ACM $764, $1,950 and $1,921, respectively for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock unit award to our executive officers and other ACM employees through ACM. The award fully vested in December 2017 and we recognized stock based compensation expense of $339, $470 and $623 for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. In November 2017, we elected to make restricted stock unit awards to our executive officers and other ACM employees through ACM and to the Board. These awards begin vesting in February 2018 (see Note 11 to the consolidated financial statements).

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

In 2017, we contributed $352 for a 10% ownership interest in BUCKLER Securities, LLC, (“BUCKLER”) a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. BUCKLER Securities, LLC, began trading operations in the fourth quarter 2017 (see Note 8 and Note 15 to the consolidated financial statements).

In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2017, there were 83,123 authorized shares of common stock and 8,817 authorized shares of preferred stock available for issuance. At December 31, 2017, there were 1,874 authorized shares remaining available for repurchase under our Repurchase Program.

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

Employees

We are managed by ACM pursuant to Management Agreements between each of ARMOUR and JAVELIN and ACM. We do not have any employees. As of December 31, 2017, ACM had 19 employees that provide services to us.

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

Short-term and long-term interest rates do not always move together. Changes in short-term rates will most significantly impact our level of net interest income, with rising interest rates likely to reduce our net interest income. Changes in long-term rates will initially impact the fair value of our MBS, with rising interest rates reducing their fair value. Changes in the fair values of our Agency Securities are generally not reflected in our net income or our earnings per share, but rather are reflected directly in our stockholders’ equity. Changes in the values of our Credit Risk and Credit Risk and Non-Agency Securities and Interest-Only Securities are reflected in our income as other gain or loss with rising rates likely to generate losses. Over longer periods of time, rising long-term interest rates will provide us the opportunity to reinvest principal receipts and otherwise acquire additional MBS with higher yields.

We attempt to mitigate interest rate risk by moderating the amount of our financial leverage, diversifying our portfolio of MBS across both maturities and interest rate coupons, and economic hedging with derivatives. For example, we enter into interest rate swaps that require us to pay fixed rates and receive variable rates. These swaps are designed to offset the fluctuations in the interest costs of our repurchase financing due to movements in short-term interest rates. We record our derivatives and our Credit Risk and Non-Agency Securities and our Interest-Only Securities at fair value and periodic changes in fair value are reflected in our net income (loss) and earnings per share. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders’ equity will be lower. However, our income statement volatility will not be reduced, because the fair value changes in our Agency Securities are reflected directly in stockholders’ equity. Rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

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

A material portion of our aggregate repurchase financing is facilitated through BUCKER, which is subject to various broker-dealer regulations. BUCKLER’s failure to comply with these regulations, facilitate attractive repurchase financing and its ability to conduct business with third parties could adversely affect our funding costs, “haircuts” and/or counterparty exposure.
We have purchased a 10% equity ownership interest in BUCKLER and additionally, provided it with an aggregate of $105.0 million in subordinated loans which qualify as regulatory capital (see Note 8 and Note 15 to the consolidated financial statements). The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (based upon the combination of rate, term, size, haircut, stability and reliability generally available in the market for comparable securities transactions) than are available through third party brokers and dealers in the repurchase financing market, or from other suitable counterparties.
BUCKER’s ability to access bilateral and triparty repo funding and to raise funds through the General Collateral Finance Repo service offered by the FICC, requires that it continuously meet the regulatory and membership requirements of FINRA and the FICC, which may change over time. If BUCKLER fails to meet these requirements and is unable to access such funding, we would be required to find alternative funding, which we may be unable to do, and our funding costs, “haircuts” and/or counterparty exposure could increase.

Also, Buckler may pursue business opportunities with third parties so long as our subordinated loans are outstanding. Our independent directors must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return the subordinated loans we have provided to BUCKLER if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for us is materially adversely affected. However, we cannot guarantee that Buckler’s pursuit of business with third parties will not incur losses for us or that Buckler will be able to continue to provide us with more attractive repurchase financing.
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

At December 31, 2017 and December 31, 2016, approximately 75.78% and 77.86% of our single family Agency Securities were backed by loans where the underlying borrowers may prepay their loans without premium or penalty. Also, when borrowers default on their loans, the GSE or government entity that issued or guaranteed our Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.

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

The structural characteristics of our Credit Risk and Non-Agency Securities make them less sensitive to variations in prepayment speeds of the underlying mortgage loans.

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

Spread risk is difficult and expensive to hedge effectively. Avoiding holding MBS with interest rate spread risk would severely limit our opportunity to generate net interest income because low spread risk investments, such as U.S. Treasury Securities, usually have substantially lower yields. Our efforts to mitigate spread risk are limited to attempting to identify characteristics that might cause particular MBS to have relatively higher or lower spread risk under potential future market conditions. Such characteristics include characteristics of the underlying loans and current market premium levels. However, other investment considerations, such as prepayment risk, tend to overshadow spread risk in our selection of Agency Securities. Spread risk tends to be a relatively less significant factor in the price volatility in Credit Risk and Non-Agency Securities because other factors such as liquidity and credit risk tend to be more important.

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

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2017 and December 31, 2016, we did not have any repurchase counterparties that the amount at risk, or aggregate haircut, individually accounted for 5% or greater of our stockholders' equity.

We are also exposed to the credit risk of borrowers on mortgage loans underlying our Credit Risk and Non-Agency Securities. We mitigate our credit risk by conducting our own pre-purchase evaluation and analysis of our Credit Risk and Non-Agency Securities. Our analysis includes structural elements of the security, such as the credit enhancement benefit of one or more of over-collateralization, subordination or insurance, as well as estimation of expected losses based on borrower characteristics.

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

On December 13, 2017, the Fed raised its target range for the Federal Funds Rate to between 1.25% and 1.50%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments or decrease our book value. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool Credit Risk and Non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat Credit Risk and Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency Securities and Credit Risk and Non-Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency Securities and Credit Risk and Non-Agency Securities that are not whole pools, such as CMOs and CMBS. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

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

There are conflicts of interest in our relationship with ACM and its affiliates, including BUCKER which could result in decisions that are not in the best interests of our stockholders.

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

ACM owns 70% of the equity of BUCKLER. BUCKLER may offer repurchase agreement financing to us at rates and terms that may be less advantageous to us than if they had been negotiated with third parties.

There is the potential for conflicts of interest with current and future investment entities affiliated with ACM.

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

There is the potential for conflicts of interest with the allocation of investment opportunities by ACM.

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

Termination of the Management Agreements with ACM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreements with ACM. We may not terminate the Management Agreements during the New Initial Term, as defined therein, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the Management Agreements provide that we will pay ACM a termination payment equal to the greater of (a) the base management fees as calculated immediately prior to the effective date of the termination of the Management Agreements pursuant to Section 10.2 of the Management Agreements for the remainder of the then current term, or (b) four times the base management fee paid to ACM in the preceding full twelve (12) months, calculated as of the effective date of the termination of the agreement, for ARMOUR or (b) three times the base management fee paid to ACM in the preceding full twelve (12) months, calculated as of the effective date of the termination of the agreement for JAVELIN. This provision increases the effective cost to us of electing to terminate the Management Agreements, thereby adversely affecting our inclination to end our relationship with ACM, even if we believe ACM’s performance is not satisfactory.

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

The Management Agreements were not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third-party.

The Management Agreements that we entered into with ACM were negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third-party. The terms of the Management Agreements, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreements because of our desire to maintain our ongoing relationship with ACM.

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

Federal Income Tax Risks

Legislative or other actions affecting REITs could materially and adversely affect us and our stockholders.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our stockholders. We cannot predict how changes in the tax laws might affect us or our stockholders. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.
In addition, the recently enacted Tax Cuts and Jobs Act (“TCJA”) makes substantial changes to the Code. The TCJA permits a shareholder to claim a 20% “qualified dividend income” deduction for ordinary REIT dividends on a temporary basis subject to “sunset” provisions. In addition, the TCJA permanently reduces the generally applicable corporate tax rate and eliminates or modifies various currently allowed deductions (including additional limitations on the deductibility of business interest and substantial limitation of the deduction for personal, state and local taxes imposed on individuals). The TCJA also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of U.S. Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the TCJA, the timing and effect of which cannot be predicted and may be adverse to us or our stockholders.
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

•
that at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS, at the end of each calendar quarter;

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

If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our net income at regular corporate rates;

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

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary ("TRS") or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, if the actual amount that we pay out to our stockholders in a calendar year is less than the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

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

In order to finance some of our assets that we hold or acquire, we may enter into repurchase agreements, including with persons who sell us those assets. Under a repurchase agreement, we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase those sold assets. Although the tax treatment of repurchase transactions is unclear, we take the position that we are treated for U.S. federal income tax purposes as the owner of those assets that are the subject of any such repurchase agreement notwithstanding that we may transfer record ownership of those assets to the counterparty during the term of any such agreement. Because we enter into repurchase agreements the tax treatment of which is unclear, the IRS could assert, particularly in respect of our repurchase agreements with persons who sell us the assets that we wish to finance by way of repurchase agreements, that we did not own those assets during the term of the repurchase agreements, in which case we could fail to satisfy the 75% asset test necessary to qualify as a REIT.

Our capital loss carry forward for tax purposes may expire before we can fully use it to offset otherwise taxable income or gains.

For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(579,322), $(341,850), $(5,182) and $(31,204), will be available to offset future capital gains realized in 2018, 2019, 2020 and 2021, respectively. Any capital loss carry forward that we have not used to offset otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule, including: (i) part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if we become a “pension held” REIT and such qualified employee pension trust owns more than 10% of our common stock (ii) part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; (iii) part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and (iv) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” (or if we hold residual interests in a REMIC), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

Recent changes to the U.S. tax laws could have a significant negative impact on the overall economy and our business.
On December 20, 2017, the U.S. House of Representatives and the U.S. Senate passed, and the President signed a tax reform bill into law on December 22, 2017 (the “Tax Reform Legislation”).
Many of the provisions in the Tax Reform Legislation, in particular those affecting individual taxpayers, expire in seven years (at the end of 2025).
The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Reform Legislation on the overall economy, government revenues, the residential mortgage industry and the Company cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial condition, and future business operations.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Series A Preferred Stock, Series B Preferred Stock and our common stock are currently listed on the NYSE under the symbols “ARR-PA,” “ARR-PB” and “ARR,” respectively. On February 13, 2018, the per share price of our common stock as reported on the NYSE was $22.93.

The following table sets forth the range of high and low closing prices for our securities for the periods indicated as reported by the NYSE.

Quarter ended	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	High	Low	High	Low	High	Low
December 31, 2017	$25.67	$25.34	$25.14	$24.97	$27.22	$24.11
September 30, 2017	$25.74	$25.26	$25.37	$24.97	$27.22	$24.85
June 30, 2017	$25.80	$24.69	$25.09	$23.62	$27.48	$22.82
March 31, 2017	$24.72	$24.12	$23.68	$23.10	$23.13	$21.02
December 31, 2016	$24.50	$23.73	$23.40	$22.69	$23.22	$20.34
September 30, 2016	$24.66	$24.12	$23.88	$22.80	$23.10	$20.01
June 30, 2016	$24.59	$22.48	$22.80	$20.70	$22.14	$18.87
March 31, 2016	$23.28	$20.16	$20.85	$17.50	$21.99	$17.53

Holders of Common Equity

As of February 13, 2018, we had 149 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on both classes of our preferred stock. For the year ended December 31, 2017, we paid full cumulative dividends on our Series A Preferred Stock and our Series B Preferred Stock.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock and preferred stock, see Note 12 to the consolidated financial statements.

Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $89,409 and dividend payments to preferred stockholders were $15,880, respectively, for the year ended December 31, 2017. Our estimated REIT taxable income available to pay dividends was $25,745 for the year ended December 31, 2017. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 88.95% in 2017, 81.55% in 2016, and 22.88% in 2015. The increase in the non-taxable return of capital in 2016 and 2017 is mainly due to the timing of the tax treatment of our derivatives.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2012, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Total Return Performance
Index Value
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
ARMOUR Residential REIT, Inc.
S&P 500 Index
NAREIT Mortgage REIT Index

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/13/16	12/31/17
FTSE NAREIT Mortgage Total Return Index	$100.00	$72.60	$76.98	$67.41	$77.65	$101.05
S&P 500 Total Return Index	$100.00	$132.39	$150.51	$152.59	$70.84	$208.14
ARMOUR Residential REIT	$100.00	$98.04	$115.57	$105.31	$129.38	$154.98

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

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Balance Sheet Data:
Agency Securities, available for sale, at fair value	$7,478,966	$6,511,164	$12,461,556	$15,297,529	$14,648,178
Credit Risk and Non-Agency Securities, trading, at fair value	$975,829	$1,052,170	$—	$—	$—
Interest-Only Securities, trading, at fair value	$25,752	$33,627	$—	$—	$—
Total Assets	$8,928,917	$7,978,161	$13,055,277	$16,285,798	$15,732,517
Repurchase agreements	$7,555,917	$6,818,453	$11,570,481	$13,881,921	$13,151,504
Total Stockholders' Equity	$1,326,051	$1,092,065	$1,225,166	$1,749,291	$1,901,228

Statement of Operations Data:
Total Interest Income	$254,433	$263,995	$365,300	$450,927	$505,443
Interest expense-repurchase agreements	(94,558)	(73,107)	(59,278)	(59,562)	(83,113)
Interest expense-U.S. Treasury Securities sold short	—	—	—	(5,551)	(1,437)
Net Interest Income	$159,875	$190,888	$306,022	$385,814	$420,893
Total Other Income (Loss)	57,110	(198,902)	(300,278)	(527,264)	(570,796)
Total Expenses	(35,831)	(37,503)	(36,949)	(37,598)	(37,151)
Income tax benefit	—	—	—	—	10
Net Income (Loss)	$181,154	$(45,517)	$(31,205)	$(179,048)	$(187,044)
Dividends on preferred stock	(15,880)	(15,622)	(15,622)	(15,620)	(14,213)
Net Income (Loss) available (related) to common stockholders	$165,274	$(61,139)	$(46,827)	$(194,668)	$(201,257)
Net Income (loss) per share-common stock, Basic	$4.22	$(1.67)	$(1.09)	$(4.32)	$(4.40)
Net Income (loss) per share-common stock, Diluted	$4.17	$(1.67)	$(1.09)	$(4.32)	$(4.40)
Weighted average common shares outstanding-Basic	39,170	36,698	42,780	44,654	45,354
Weighted average common shares outstanding- Diluted	39,642	36,698	42,780	44,654	45,354

Dividends declared per common share	$2.28	$3.02	$3.89	$4.80	$6.48
Key Portfolio Statistics *
Average MBS (1)	$9,502,424	$10,755,853	$13,756,536	$15,784,528	$19,593,311
Average Repurchase Agreements (2)	$9,129,879	$8,983,091	$13,509,622	$15,206,938	$19,106,669
Average Portfolio Yield (3)	3.03%	2.71%	2.65%	2.86%	2.58%
Average Cost of Funds (4)	1.40%	1.32%	1.26%	1.36%	1.19%
Interest Rate Spread (5)	1.63%	1.39%	1.39%	1.49%	1.39%
Return on Equity (6)	13.66%	(4.17)%	(2.55)%	(10.24)%	(9.84)%
Average Annual Portfolio Repayment Rate (7)	7.28%	9.81%	8.51%	6.16%	10.03%
Debt to Stockholders' Equity (8)	5.70:1	6.24:1	9.44:1	7.94:1	6.92:1

* All percentages represent daily weighted averages annualized.

(1)	Our daily average investment in MBS was calculated by dividing the sum of our daily MBS investments during the year by the number of days in the period.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

In addition to the use of derivatives to economically hedge interest rate risk, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	the REIT requirements under the Code; and

•	the requirements to qualify for an exclusion under the 1940 Act and other regulatory and accounting policies related to our business.

Our Manager

See Note 10 and Note 15 to the consolidated financial statements.

Acquisition of JAVELIN

On April 6, 2016, we completed the acquisition of JAVELIN for an aggregate of approximately $85,200 in cash. Total interest income of $10,784 and $13,986, and net (loss) income of $(1,683) and $15,171 were included in the consolidated statements of operations from the operations of JAVELIN for the years ended December 31, 2017 and December 31, 2016, respectively. Total identifiable net assets of $79,475 and $105,580 are included in the consolidated balance sheets for the years ended December 31, 2017 and December 31, 2016, respectively. See Note 16 to the consolidated financial statements for further details.

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

Short-term Interest Rates and Funding Costs

In June 2017, the Fed raised its target range for the Federal Funds Rate to between 1.00% and 1.25% and in December 2017, the Fed again raised its target range for the Federal Funds Rate to between 1.25% and 1.50%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. The difference between 30-day LIBOR and the Effective Federal Funds Rate can be quite volatile, with the spread alternatively returning to more normal levels and then widening out again. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our MBS portfolio. If rates were to increase as a result, our net interest margin and the value of our MBS portfolio might suffer as a result.

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 31, 2015 to December 31, 2017.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. Since 2015, the interest rate swap spread has been negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to economically hedge against changes in the valuation of our MBS. We do not use such hedging contracts for speculative purposes. As of December 31, 2017, and December 31, 2016, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The main factor for the change in net income (loss) for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was the change in net gain (loss) on our derivatives.

The main factors for the change in net loss for the year ended December 31, 2016, as compared to the year ended December 31, 2015, were the decrease in our MBS portfolio and an increase in interest expense on our repurchase agreements which led to a decline in net interest income.

Net Interest Income

Net interest income is a function of both our MBS portfolio size and net interest rate spread.

2017 vs. 2016

•	Our average MBS portfolio decreased 11.7% from $10,755,853 at December 31, 2016 to $9,502,424 at December 31, 2017.

•
Our net interest rate spread was 1.39% and 1.63% at December 31, 2016 and December 31, 2017, respectively. Our average MBS portfolio yield increased 0.32% and our cost of funds increased 0.08% year over year. The combination of the decrease in our average MBS portfolio and the increase in interest rates on our financing caused net interest income to decrease from 2016 to 2017.

2016 vs. 2015

•	Our average MBS portfolio decreased 21.8% from $13,756,536 at December 31, 2015 to $10,755,853 at December 31, 2016.

•
Our net interest rate spread was 1.39% at December 31, 2015 and December 31, 2016. Our average MBS portfolio yield increased 0.06% while our cost of funds increased 0.06% year over year. The decrease in our MBS portfolio resulted in decreased net interest income from 2015 to 2016.

At December 31, 2017 and December 31, 2016, our Agency Securities in our MBS portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.4% and 104.6%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our MBS portfolio for the quarterly periods ended on the dates shown below:

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Other Income (Loss)

2017 vs. 2016

•	Losses on MBS resulted from the sales of Agency Securities during the year ended December 31, 2017 of $4,012,398 compared to $7,195,157 during the year ended December 31, 2016.

•
Other than temporary impairment: For the years ended December 31, 2017 and December 31, 2016, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. During 2017, we identified certain low yielding Agency Securities that we plan to replace with securities having more attractive returns as market conditions permit. For those securities, we recognized losses totaling $13,707 in our consolidated financial statements of operations for the year ended December 31, 2017. The aggregate fair value of the remaining identified low yielding Agency Securities is $795,724 at December 31, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities.

•	We had sales of Credit Risk and Non-Agency Securities of $8,372 during the year ended December 31, 2017, compared to $61,843 for the year ended December 31, 2016.

•	Sales of Interest-Only Securities for the year ended December 31, 2016 were $66,982. There were no sales of Interest-Only Securities for the year ended December 31, 2017.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	We increased our total interest rate swap contracts aggregate notional balance from $4,225,000 at December 31, 2016 to $5,250,000 at December 31, 2017.

◦	We also had $1,600,000 notional of TBA Agency Securities at December 31, 2017, compared to $2,850,000 at December 31, 2016.

2016 vs. 2015
•

•	Gains (losses) on MBS resulted from the sales of Agency Securities during the year ended December 31, 2016 of $7,195,157 compared to $5,367,123 during the year ended December 31, 2015.

•
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

•	We also had sales of Non-Agency Securities of $61,843 and sales of Interest-Only Securities of $66,982 for the year ended December 31, 2016.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	We decreased our total interest rate swap contracts aggregate notional balance from $8,800,000 at December 31, 2015 to $4,225,000 at December 31, 2016.

◦	We terminated our basis swap contracts during the year ended December 31, 2016.

◦	We also had $2,850,000 notional of TBA Agency Securities at December 31, 2016.

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,618,020 at December 31,

2017, compared to $2,469,368 and $2,507,505 at December 31, 2016 and December 31, 2015, respectively. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our consolidated statements of operations a liability of $3,375 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016. This liability has been reduced to zero at December 31, 2017.

Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our MBS portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions. The decrease in professional fees for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to fees related to the acquisition of JAVELIN in 2016.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For years ended December 31, 2017, December 31, 2016 and December 31, 2015, other comprehensive income (loss) totaled $9,023, $38,168 and $(151,656), respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Our MBS portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities, Credit Risk and Non-Agency Securities and Interest-only Securities. At December 31, 2017, we invested in these three asset classes.

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

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at December 31, 2017 and December 31, 2016.

December 31, 2017

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Reset or Maturity
ARMs & Hybrids	$63,675	$66,048	2.87%	11.40%	9
Multi-Family MBS	1,764,840	1,811,555	3.15%	0.00%	88
10 Year Fixed	94,262	98,018	4.00%	9.44%	93
15 Year Fixed	1,315,191	1,379,921	3.80%	10.87%	161
20 Year Fixed	27,405	29,211	4.42%	17.10%	202
25 Year Fixed	47,875	49,753	3.69%	5.49%	281
30 Year Fixed	3,872,423	4,044,460	3.88%	6.56%	349
Total or Weighted Average	$7,185,671	$7,478,966	3.68%	5.85%	244
TBA Agency Securities 15 Year (2)	500,000	509,278	3.00%	0.00%	180
TBA Agency Securities 30 Year (2)	1,100,000	1,163,836	4.37%	0.00%	360
Total or Weighted Average	$8,785,671	$9,152,080
Interest-Only Securities (3)	132,029	25,752	4.84%	13.28%	276
Total or Weighted Average		$9,177,832

(1) Weighted average for all prepayments during the quarter ended December 31, 2017, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of December 31, 2017, our TBA Agency Securities had a carrying value of $934, reported as a derivative asset and a carrying amount of $(2,258), reported as a derivative liability on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
(3) Interest-Only Securities principal amount represents the outstanding balance of the underlying Agency Securities from which the Interest-Only Security is derived. We are not entitled to receive any of those principal amounts.

December 31, 2016

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Reset or Maturity
ARMs & Hybrids	$80,486	$83,577	2.53%	10.41%	11
Multi-Family MBS	1,408,376	1,441,773	3.18%	0.00%	89
10 Year Fixed	135,420	141,705	3.92%	11.51%	112
15 Year Fixed	3,173,008	3,314,719	3.50%	13.26%	160
20 Year Fixed	330,628	352,481	4.16%	15.10%	202
25 Year Fixed	119,151	125,092	3.87%	20.30%	324
30 Year Fixed	1,003,061	1,051,817	3.86%	16.01%	336
Total or Weighted Average	$6,250,130	$6,511,164	3.52%	10.93%	176
TBA Agency Securities 15 Year (2)	1,550,000	1,575,350	2.81%	0.00%	180
TBA Agency Securities 30 Year (2)	1,300,000	1,314,045	3.40%	0.00%	360
Total or Weighted Average	$9,100,130	$9,400,559
Interest-Only Securities (3)	162,979	33,627	4.83%	21.02%	285
Total or Weighted Average		$9,434,186

1) Weighted average for all prepayments during the year ended December 31, 2016, including prepayments related to Agency Securities purchased during the quarter.
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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At December 31, 2017 and December 31, 2016, we did not have any investment related receivables or payables.

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

At December 31, 2017 and December 31, 2016, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 9 months and 11 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

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

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2017.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Months to Maturity
Credit Risk Transfer	$764,172	$870,494	6.05%	112
Legacy Prime Fixed	19,237	16,778	6.03%	230
Legacy ALTA Fixed	65,920	54,727	5.85%	237
Legacy Prime Hybrid	11,452	10,469	3.17%	229
Legacy ALTA Hybrid	4,901	4,660	3.47%	217
New Issue Prime Fixed	19,025	18,701	3.69%	317
Total or Weighted Average	$884,707	$975,829	5.95%	127

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2016.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Months to Maturity
Credit Risk Transfer	$778,216	$821,343	5.26%	123
NPL/RPL	122,561	122,802	3.80%	375
Legacy Prime Fixed	24,409	19,954	6.03%	241
Legacy ALTA Fixed	76,151	59,253	5.85%	248
Legacy Prime Hybrid	13,641	11,914	2.72%	240
Legacy ALTA Hybrid	6,956	6,039	3.01%	228
New Issue Prime Fixed	11,324	10,865	3.66%	315
Total or Weighted Average	$1,033,258	$1,052,170	5.08%	165

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
December 31, 2017	$21,452	$931,327	$23,050	$975,829
December 31, 2016	$21,762	$805,981	$224,427	$1,052,170

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Credit Risk and Non-Agency Securities at December 31, 2017.

The chart below presents the percentage of our Credit Risk and Non-Agency Securities, at fair value, by type at December 31, 2017 and December 31, 2016.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 32 of which had open repurchase agreements with us at December 31, 2017 and 25 of which had open repurchases agreements with us at December 31, 2016. We had outstanding balances under our repurchase agreements at December 31, 2017 and December 31, 2016 of $7,555,917 and $6,818,453, respectively, consistent with the decrease in our Agency Securities in our MBS portfolio.

Our repurchase agreements require excess collateral, known as a “hair cut.” At December 31, 2017, the average haircut percentage was 6.39% compared to 7.45% at December 31, 2016. The change in the average haircut percentage reflects the financing of our Credit Risk and Non-Agency Securities. At December 31, 2017, Buckler Securities LLC had an amount at risk that was 9.0% of our total stockholders' equity and had a weighted average maturity of repurchase agreements of 70 days. No counterparty held collateral in excess of 5% of our total stockholders' equity at December 31, 2016.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. At December 31, 2017 and December 31, 2016, the notional value of our interest rate swap contracts was 70.82% and 65.73%, respectively, of the fair market value of our Agency Securities non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

At December 31, 2017 and December 31, 2016, we had derivatives with a net fair value of $29,263 and $(39,818), respectively. At December 31, 2017 and December 31, 2016, we had interest rate swap contracts with an aggregate notional balance of $5,250,000 and $4,225,000, respectively. We also had TBA Agency Securities with an aggregate notional balance of $1,600,000 and $2,850,000 at December 31, 2017 and December 31, 2016, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $16,597, $(246,186) and $(288,732), respectively, for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 related to our derivatives. For the year ended December 31, 2017, the net unrealized gain (loss) of our Agency Securities was $(13,170). This compares to $13,417 and $(163,202) respectively, for the years ended December 31, 2016 and December 31, 2015. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, from time to time, we use TBA Agency Securities primarily to effectively establish portfolio positions. See the section, "Agency Securities, Interest-Only Securities and TBA Agency Securities" above.

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2017:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements (1)	$7,555,917	$7,555,917	$—	$—	$—
Interest expense on repurchase agreements	23,479	23,479	—	—	—
Related Party Fees (2)	189,945	27,135	54,270	54,270	54,270
Board of Directors fees (3)	8,288	1,184	2,368	2,368	2,368
Total	$7,777,629	$7,607,715	$56,638	$56,638	$56,638

(1) At December 31, 2017, Buckler Securities LLC, accounted for 38.4% of our aggregate borrowings and had an amount at risk of 9.0% of our total stockholders' equity with a weighted average maturity of 70 days on repurchase agreements (refer to Note 15 to the consolidated financial statements).
(2) Represents fees to be paid to ACM under the terms of the Management Agreements (refer to Note 10 and Note 15 to the consolidated financial statements).
(3) Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at December 31, 2017. We had interest rate swap contracts with an aggregate notional balance of $5,250,000, a weighted average swap rate of 1.81% and a weighted average term of 69 months at December 31, 2017. We also entered into $1,600,000 notional of TBA Agency Securities during the year ended December 31, 2017.

Liquidity and Capital Resources

Cash provided by (used in) operating activities was $110,079, $(203,426) and $238,255, respectively, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The increase in cash related to operating activities is primarily related to the change in net gain (loss) on our derivatives. Our average MBS portfolio was $9,502,424, $10,755,853 and $13,756,536, respectively, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

During the years ended December 31, 2017 and December 31, 2016, we did not repurchase any shares of our common stock. During the year ended December 31, 2015, we repurchased 7,510 shares of our common stock under the Repurchase Program for an aggregate cost of $159,600. At December 31, 2017, there were 1,874 authorized shares remaining under the Repurchase Program.

From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds.

At December 31, 2017 and December 31, 2016, we financed our MBS portfolio with $7,555,917 and $6,818,453 of borrowings under repurchase agreements. Our leverage ratios at December 31, 2017 and December 31, 2016, were 5.70:1 and 6.24:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end. At December 31, 2017 and December 31, 2016, we had a leverage ratio of 6.96:1 and 8.92:1, respectively, including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

At December 31, 2017, our liquidity totaled $676,640, consisting of $265,232 of cash plus $411,408 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales (refer to Note 12 to the consolidated financial statements).We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our MBS portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at December 31, 2017 and December 31, 2016.

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

During the year ended December 31, 2017, we purchased $5,821,613 of MBS using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2017, we received cash of $920,912 from prepayments and scheduled principal payments on our MBS. We had a net cash increase from our repurchase agreements of $737,464 for the year ended December 31, 2017 and made cash interest payments of approximately $164,913 on our liabilities for the year ended December 31, 2017. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $62,309 of cash collateral posted to counterparties and decreased our liability by $25,819 for cash collateral posted by counterparties at December 31, 2017.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2017 and December 31, 2016, our total borrowings were $7,555,917 and $6,818,453 (excluding accrued interest), respectively. At December 31, 2017 and December 31, 2016, we had a leverage ratio of approximately 5.70:1 and 6.24:1, respectively. At December 31, 2017 and December 31, 2016, we had a leverage ratio of 6.96:1 and 8.92:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Off-Balance Sheet Arrangements

At December 31, 2017 and December 31, 2016, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2017 and December 31, 2016, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2017 and December 31, 2016. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

December 31, 2017

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	13.20%	(1.33)%	(10.39)%
0.50%	7.13%	(0.54)%	(4.17)%
(0.50)%	(5.97)%	0.20%	1.58%
(1.00)%	(13.11)%	0.08%	0.59%

December 31, 2016

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	(9.08)%	(1.31)%	(11.67)%
0.50%	(4.49)%	(0.55)%	(4.90)%
(0.50)%	4.28%	0.71%	6.29%
(1.00)%	17.35%	1.07%	9.51%

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

The above tables quantify the potential changes in net interest income and MBS portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at December 31, 2017 and December 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

December 31, 2017

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.32)%	(10.08)%
+10 BPS	(0.53)%	(4.03)%
-10 BPS	0.53%	4.03%
-25 BPS	1.32%	10.08%

December 31, 2016

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.17)%	(10.41)%
+10 BPS	(0.47)%	(4.16)%
-10 BPS	0.47%	4.16%
-25 BPS	1.17%	10.41%

The above tables quantify the estimated changes in the fair value of our MBS portfolio and in our portfolio book value as of December 31, 2017 and December 31, 2016. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our MBS portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our MBS portfolio. Therefore, actual results could differ materially from our estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2017. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.

Based on management’s assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

GLOSSARY OF TERMS

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
4.2
Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.1 to the ARMOUR's Registration Statement of Form 8-A (Reg. No. 001-34766) filed with the SEC on June 7, 2012)

4.3
Specimen 7.875% Series B Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on February 12, 2013)

10.1
ARMOUR Residential REIT, Inc. Second Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on May 9, 2014) †††

10.2
Amended and Restated Management Agreement, dated as of November 6, 2009 by and between ARMOUR and ARMOUR Residential Management, LLC (Incorporated by reference to Exhibit 10.8 to ARMOUR's Current Report on Form 8–K filed with the SEC on November 12, 2009)

10.3
Fourth Amended and Restated Management Agreement, dated February 23, 2015 between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.4 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.4
Fifth Amended and Restated Management Agreement, dated February 14, 2017, between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.5 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 15, 2017)

10.5
Sixth Amended and Restated Management Agreement, dated and effective as of November 20, 2017, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on November 22, 2017)

10.6
First Amended and Restated Sub-Management Agreement, dated February 23, 2015 by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.7
Equity Distribution Agreement, dated October 11, 2011, by and among the Company, Deutsche Bank Securities Inc., JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 12, 2011)

10.8
At Market Issuance Sales Agreement, dated July 13, 2012, among ARMOUR Residential REIT, Inc., ARMOUR Residential Management LLC and MLV & Co. LLC.(Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 13, 2012)

10.9
ATM Equity OfferingSM Sales Agreement, dated May 26, 2017, by and among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on May 30, 2017)

10.10
At Market Issuance Sales Agreement, dated August 30, 2017, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on August 31, 2017)

10.11
Amendment No. 1 to the ATM Equity OfferingSM Sales Agreement, dated October 2, 2017, by and among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on October 2, 2017)

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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 14, 2018

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 14, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 14, 2018

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
Assets
Cash	$265,232	$271,773
Cash collateral posted to counterparties	17,162	79,471
Agency Securities, available for sale, at fair value (including pledged securities of $7,094,766 at December 31, 2017 and $6,298,811 at December 31, 2016)	7,478,966	6,511,164
Credit Risk and Non-Agency Securities, trading, at fair value (including pledged securities of $974,372 at December 31, 2017 and $1,052,170 at December 31, 2016)	975,829	1,052,170
Interest-Only Securities, trading, at fair value	25,752	33,627
Derivatives, at fair value	37,211	9,837
Accrued interest receivable	22,165	18,452
Prepaid and other	1,600	1,667
Subordinated loans due from BUCKLER Securities LLC	105,000	—
Total Assets	$8,928,917	$7,978,161
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$7,555,917	$6,818,453
Cash collateral posted by counterparties	29,593	3,774
Derivatives, at fair value	7,948	49,655
Accrued interest payable- repurchase agreements	6,452	6,934
Accounts payable and other accrued expenses	2,956	7,280
Total Liabilities	$7,602,866	$6,886,096

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 6,262 and 5,650 issued and outstanding at December 31, 2017 and December 31, 2016 ($156,560 and $141,250 aggregate liquidation preference, respectively)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 41,877 and 36,723 shares issued and outstanding at December 31, 2017 and December 31, 2016	42	37
Additional paid-in capital	2,709,335	2,560,242
Accumulated deficit	(1,363,223)	(1,439,088)
Accumulated other comprehensive loss	(20,111)	(29,134)
Total Stockholders’ Equity	$1,326,051	$1,092,065
Total Liabilities and Stockholders’ Equity	$8,928,917	$7,978,161

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Interest Income:
Agency Securities, net of amortization of premium and fees	$196,301	$225,796	$365,300
Credit Risk and Non-Agency Securities, including discount accretion	55,969	36,573	—
Interest-Only Securities	2,163	1,626	—
Total Interest Income	$254,433	$263,995	$365,300
Interest expense- repurchase agreements	(94,558)	(73,107)	(59,278)
Net Interest Income	$159,875	$190,888	$306,022
Other Income (Loss):
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(8,486)	(18,211)	(11,546)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	(13,707)	(6,540)	—
Gain on Credit Risk and Non-Agency Securities	65,672	59,120	—
Gain (loss) on Interest-Only Securities	(2,966)	6,431	—
Bargain purchase price on acquisition of JAVELIN	—	6,484	—
Subtotal	$40,513	$47,284	$(11,546)
Realized loss on derivatives (1)	(22,675)	(452,398)	(107,070)
Unrealized gain (loss) on derivatives	39,272	206,212	(181,662)
Subtotal	$16,597	$(246,186)	$(288,732)
Total Other Income (Loss)	$57,110	$(198,902)	$(300,278)
Expenses:
Management fees	26,582	26,070	27,292
Professional fees	4,578	5,253	3,117
Insurance	836	1,010	690
Compensation	2,298	2,260	2,291
Other	1,537	2,910	3,559
Total Expenses	$35,831	$37,503	$36,949
Net Income (Loss)	$181,154	$(45,517)	$(31,205)
Dividends on preferred stock	(15,880)	(15,622)	(15,622)
Net Income (Loss) available (related) to common stockholders	$165,274	$(61,139)	$(46,827)
Net Income (Loss) per share available (related) to common stockholders (Note 13):
Basic	$4.22	$(1.67)	$(1.09)
Diluted	$4.17	$(1.67)	$(1.09)
Dividends declared per common share	$2.28	$3.02	$3.89
Weighted average common shares outstanding:
Basic	39,170	36,698	42,780
Diluted	39,642	36,698	42,780

(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see Note 9 to the consolidated financial statements.

See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net Income (Loss)	$181,154	$(45,517)	$(31,205)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	8,486	18,211	11,546
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	13,707	6,540	—
Net unrealized gain (loss) on available for sale Agency Securities	(13,170)	13,417	(163,202)
Other comprehensive income (loss)	$9,023	$38,168	$(151,656)
Comprehensive Income (Loss)	$190,177	$(7,349)	$(182,861)

See notes to the consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2015	2,181	$2	$53,172	5,650	$6	$136,547	44,145	$44	$2,528,135	$2,717,854	$(1,052,969)	$84,354	$1,749,291
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,124)	—	(11,124)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(167,142)	—	(167,142)
Issuance of common stock, net	—	—	—	—	—	—	6	—	147	147	—	—	147
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	41	1	952	952	—	—	953
Common stock repurchased	—	—	—	—	—	—	(7,510)	(8)	(159,592)	(159,592)	—	—	(159,600)
Net Loss	—	—	—	—	—	—	—	—	—	—	(31,205)	—	(31,205)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(151,656)	(151,656)
Balance, December 31, 2015	2,181	$2	$53,172	5,650	$6	$136,547	36,682	$37	$2,369,642	$2,559,361	$(1,266,938)	$(67,302)	$1,225,166
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,124)	—	(11,124)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(111,011)	—	(111,011)
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	41	—	881	881	—	—	881
Net Loss	—	—	—	—	—	—	—	—	—	—	(45,517)	—	(45,517)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	38,168	38,168
Balance, December 31, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,723	$37	$2,370,523	$2,560,242	$(1,439,088)	$(29,134)	$1,092,065
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,382)	—	(11,382)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(89,409)	—	(89,409)
Issuance of Series B Preferred stock, net	—	—	—	612	—	14,968	—	—	—	14,968	—	—	14,968
Issuance of common stock, net	—	—	—	—	—	—	5,119	5	133,188	133,188	—	—	133,193
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	35	—	937	937	—	—	937
Net Income	—	—	—	—	—	—	—	—	—	—	181,154	—	181,154
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	9,023	9,023
Balance, December 31, 2017	2,181	$2	$53,172	6,262	$6	$151,515	41,877	$42	$2,504,648	$2,709,335	$(1,363,223)	$(20,111)	$1,326,051

 See notes to consolidated financial statements.

ARMOUR Residential REIT, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net Income (Loss)	$181,154	$(45,517)	$(31,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	44,838	77,827	109,589
Accretion of net discount on Credit Risk and Non-Agency Securities	(3,866)	(2,118)	—
Net amortization of Interest-Only Securities	4,908	7,769	—
Realized loss on sale of Agency Securities	8,486	18,211	11,546
Other than temporary impairment of Agency Securities	13,707	6,540	—
Gain on Credit Risk and Non-Agency Securities	(65,672)	(59,120)	—
(Gain) loss on Interest-Only Securities	2,966	(6,431)	—
Stock based compensation	937	881	953
Bargain purchase price on acquisition of JAVELIN	—	(6,484)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,713)	17,415	6,816
(Increase) decrease in prepaid and other assets	(100)	3,622	(2,881)
(Increase) decrease in derivatives, at fair value	(69,081)	(210,034)	155,427
Increase (decrease) in accrued interest payable- repurchase agreements	(482)	(1,703)	712
Decrease in accounts payable and other accrued expenses	(4,003)	(4,284)	(12,702)
Net cash provided by (used in) operating activities	$110,079	$(203,426)	$238,255
Cash Flows From Investing Activities:
Purchases of Agency Securities	(5,813,389)	(2,201,480)	(5,145,847)
Purchases of Credit Risk and Non-Agency Securities	(8,224)	(882,588)	—
Purchases of Interest-Only Securities	—	(101,947)	—
Principal repayments of Agency Securities	775,181	1,337,671	1,910,795
Principal repayments of Credit Risk and Non-Agency Securities	145,731	53,033	—
Proceeds from sales of Agency Securities	4,012,398	7,195,157	5,614,195
Proceeds from sales of Credit Risk and Non-Agency Securities	8,372	61,843	—
Proceeds from sales of Interest-Only Securities	—	66,982	—
(Increase) decrease in cash collateral	88,128	212,703	(183,035)
Net cash used in the acquisition of JAVELIN	—	(73,174)	—
Subordinated loans due from BUCKLER	(105,000)	—	—
Net cash provided by (used in) investing activities	$(896,803)	$5,668,200	$2,196,108

Cash Flows From Financing Activities:
Issuance of Series B Preferred stock, net of expenses	14,815	—	—
Issuance of common stock, net of expenses	133,193	—	147
Proceeds from repurchase agreements	141,685,213	139,917,180	90,941,440
Principal repayments on repurchase agreements	(140,947,749)	(145,258,815)	(93,252,880)
Series A Preferred stock dividends paid	(4,498)	(4,498)	(4,498)
Series B Preferred stock dividends paid	(11,382)	(11,124)	(11,124)
Common stock dividends paid	(89,409)	(111,011)	(167,142)
Common stock repurchased	—	(14,658)	(144,942)
Net cash provided by (used in) financing activities	$780,183	$(5,482,926)	$(2,638,999)
Net decrease in cash	(6,541)	(18,152)	(204,636)
Cash - beginning of year	271,773	289,925	494,561
Cash - end of year	$265,232	$271,773	$289,925
Supplemental Disclosure:
Cash paid during the year for interest	$164,913	$193,944	$218,503
Non-Cash Investing and Financing Activities:
Net unrealized gain (loss) on available for sale Agency Securities	$(13,170)	$13,417	$(163,202)
Amounts receivable for issuance of preferred stock	$153	$—	$—
Amounts payable for common stock repurchased	$—	$—	$(14,658)

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

Agency Securities, Available For Sale - At December 31, 2017 and December 31, 2016, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Credit Risk and Non-Agency Securities, Trading - At December 31, 2017 and December 31, 2016, all of our Credit Risk and Non-Agency Securities were classified as trading securities. Credit Risk and Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

Interest-only Securities, Trading - At December 31, 2017 and December 31, 2016, all of our Interest-only Securities were classified as trading securities. Interest-only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2017 and December 31, 2016.

Obligations to Return Securities Received as Collateral, at Fair Value

At certain times, we also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheets. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities sold short on an accrual basis and presented as interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We did not have any obligations to return securities received as collateral at December 31, 2017 and December 31, 2016.

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

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The standard introduces a new lessee model that will require most leases to be recorded on the balance sheet recognizing a right-of-use lease asset and a liability to make lease payments. The standard will be effective for annual periods beginning after December 15, 2018. As the Company has no leases this standard will have no impact on the consolidated financial statements in future periods.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Agency Securities, Available for Sale - Fair value for the Agency Securities in our MBS portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2017 and December 31, 2016, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Credit Risk and Non-Agency Securities Trading - The fair value for the Credit Risk and Non-Agency Securities in our MBS portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to fair value determined using a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2017 all of our Credit Risk and Non-Agency Securities are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes. At December 31, 2016, all of our Credit Risk and Non-Agency Securities fair values were classified as Level 3.

Interest-Only Securities Trading - The fair value for the Interest-Only Securities in our MBS portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2017, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets at Fair Value:
Agency Securities, available for sale	$—	$7,478,966	$—	$7,478,966
Credit Risk and Non-Agency Securities, trading	$—	$975,829	$—	$975,829
Interest-Only Securities, trading	$—	$25,752	$—	$25,752
Derivatives	$—	$37,211	$—	$37,211
Liabilities at Fair Value:
Derivatives	$—	$7,948	$—	$7,948

At the beginning of the third quarter 2017, we determined that third party pricing services and or/dealer quotes available for Credit Risk and Non-Agency Securities meet the criteria for Level 2 classification. Fair values obtained from third party pricing services for similar instruments are classified as Level 2 securities, if the inputs to the pricing model used is consistent with the Level 2 definition. We transferred the securities to Level 2 from Level 3 at the commencement of the third quarter in 2017.

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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at December 31, 2017 and December 31, 2016.

December 31, 2017			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$265,232	$265,232	$265,232	$—	$—
Cash collateral posted to counterparties	$17,162	$17,162	$—	$17,162	$—
Accrued interest receivable	$22,165	$22,165	$—	$22,165	$—
Subordinated loans due from BUCKLER Securities LLC	$105,000	$105,000	$—	$105,000	—
Financial Liabilities:
Repurchase agreements	$7,555,917	$7,555,917	$—	$7,555,917	$—
Cash collateral posted by counterparties	$29,593	$29,593	$—	$29,593	$—
Accrued interest payable- repurchase agreements	$6,452	$6,452	$—	$6,452	$—

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2016			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$271,773	$271,773	$271,773	$—	$—
Cash collateral posted to counterparties	$79,471	$79,471	$—	$79,471	$—
Accrued interest receivable	$18,452	$18,452	$—	$18,452	$—
Financial Liabilities:
Repurchase agreements	$6,818,453	$6,818,453	$—	$6,818,453	$—
Cash collateral posted by counterparties	$3,774	$3,774	$—	$3,774	$—
Accrued interest payable- repurchase agreements	$6,934	$6,934	$—	$6,934	$—

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016.

	For the Years Ended
Credit Risk and Non-Agency Securities	December 31, 2017	December 31, 2016
Balance, beginning of year (1)	$1,052,170	$—
Credit Risk and Non-Agency Securities acquired in the acquisition of JAVELIN, at fair value	—	223,220
Purchases of Credit Risk and Non-Agency Securities, at cost	8,224	882,588
Principal repayments of Credit Risk and Non-Agency Securities	(135,617)	(53,033)
Proceeds from the sale of Credit Risk and Non-Agency Securities	(8,372)	(61,843)
Gain on Credit Risk and Non-Agency Securities	46,924	59,120
Accretion of net discount on Credit Risk and Non-Agency Securities	3,187	2,118
Level 3 transferred to Level 2	(966,516)	—
Balance, end of year	$—	$1,052,170
Gain on Credit Risk and Non-Agency Securities	$54,495	$59,120

(1) We did not have any Level 3 assets at December 31, 2015.

The significant unobservable inputs used in the fair value measurement of our Level 3 Credit Risk and Non-Agency Securities at December 31, 2016, included assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates.

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

Note 6 -Agency Securities, Available for Sale

All of our Agency Securities are classified as available for sale and, as such, are reported at their estimated fair value and changes in fair value reported as part of the statements of comprehensive income (loss). At December 31, 2017 and December 31, 2016, investments in Agency Securities accounted for 88.2% and 85.7% of our MBS portfolio.

We evaluated our Agency Securities with unrealized losses at December 31, 2017, December 31, 2016 and December 31, 2015, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

Results of this evaluation for the year ended December 31, 2017:

During 2017, we identified certain low yielding Agency Securities that we plan to replace with securities having more attractive returns as market conditions permit. Accordingly, we recognized losses totaling $13,707 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $795,724 as of December 31, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2017

Results of this evaluation for the year ended December 31, 2016:

Anticipating portfolio repositioning sales in January 2017, we concluded that the December 31, 2016 unrealized losses on certain of our 3.0% 15-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $6,540 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $785,285 as of December 31, 2016. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2016.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Results of this evaluation for the year ended December 31, 2015:

No other than temporary impairment was recognized for the year ended December 31, 2015 because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or (3) determined that a credit loss did not exist.

At December 31, 2017, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2017 are also presented below. Our Agency Securities had a weighted average coupon of 3.68% at December 31, 2017.

December 31, 2017	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$28,199	$(229)	$112	$28,082	0.38%
Multi-Family MBS	1,799,737	(5,132)	16,950	1,811,555	24.22
10 Year Fixed	60,634	(347)	137	60,424	0.81
15 Year Fixed	1,028,797	(4,955)	625	1,024,467	13.70
20 Year Fixed	29,832	(621)	—	29,211	0.39
25 Year Fixed	9,367	(140)	—	9,227	0.12
30 Year Fixed	2,938,655	(18,910)	431	2,920,176	39.05
Total Fannie Mae	$5,895,221	$(30,334)	$18,255	$5,883,142	78.67%

Freddie Mac
10 Year Fixed	37,254	(158)	228	37,324	0.50
15 Year Fixed	354,878	(211)	787	355,454	4.75
25 Year Fixed	41,383	(857)	—	40,526	0.54
30 Year Fixed	1,131,584	(7,300)	—	1,124,284	15.03
Total Freddie Mac	$1,565,099	$(8,526)	$1,015	$1,557,588	20.82%

Ginnie Mae
ARMs & Hybrids	38,494	(532)	4	37,966	0.51
10 Year Fixed	263	—	7	270	0.00
Total Ginnie Mae	$38,757	$(532)	$11	$38,236	0.51%
Total Agency Securities	$7,499,077	$(39,392)	$19,281	$7,478,966	100.00%

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table summarizes the weighted average lives of our Agency Securities at December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$4	$5
Greater than or equal to one year and less than three years	29,126	29,269	17,773	17,998
Greater than or equal to three years and less than five years	1,353,036	1,353,998	3,237,524	3,248,401
Greater than or equal to five years	6,096,804	6,115,810	3,255,863	3,273,894
Total Agency Securities	$7,478,966	$7,499,077	$6,511,164	$6,540,298

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at December 31, 2017 and December 31, 2016 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	$4,355,924	$(28,906)	$733,637	$(10,486)	$5,089,561	$(39,392)
December 31, 2016	$4,069,170	$(41,045)	$61,133	$(1,212)	$4,130,303	$(42,257)

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015 we sold $4,012,398, $7,195,157 and $5,367,123 of Agency Securities, which resulted in realized losses of $(8,486), $(18,211), and $(11,546), respectively. Sales are executed to reposition our MBS portfolio and to reach our target level of liquidity.

Note 7 -Credit Risk and Non-Agency Securities, Trading

All of our Credit Risk and Non-Agency Securities are classified as trading securities and reported at their estimated fair value. Fair value changes are reported in the consolidated statements of operations in the period in which they occur. At December 31, 2017 and December 31, 2016, investments in Credit Risk and Non-Agency Securities accounted for 11.5% and 13.9% of our MBS portfolio.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2017 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2017	Fair Value	Amortized Cost		Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$870,494	$753,422		$764,172	6.05%
Legacy Prime Fixed	16,778	15,287		19,237	6.03%
Legacy ALT-A Fixed	54,727	48,516		65,920	5.85%
Legacy Prime Hybrid	10,469	9,517		11,452	3.17%
Legacy ALT-A Hybrid	4,660	3,895		4,901	3.47%
New Issue Prime Fixed	18,701	17,957	—	19,025	3.69%
Total Credit Risk and Non-Agency Securities	$975,829	$848,594		$884,707	5.95%

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2016 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2016	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$821,343	$764,982	$778,216	5.26%
NPL/RPL	122,802	121,869	122,561	3.80%
Legacy Prime Fixed	19,954	19,406	24,409	6.03%
Legacy ALT-A Fixed	59,253	56,776	76,151	5.85%
Legacy Prime Hybrid	11,914	11,163	13,641	2.72%
Legacy ALT-A Hybrid	6,039	5,669	6,956	3.01%
New Issue Prime Fixed	10,865	10,708	11,324	3.66%
Total Credit Risk and Non-Agency Securities	$1,052,170	$990,573	$1,033,258	5.08%

Our Credit Risk Transfer securities are collaterized by residential mortgage loans meeting agency criteria. However, our securities principal and interest are not guaranteed by the agencies. Credit Risk Transfer securities include tranches issued since 2014. Our NPL/RPL securities included tranches issued since 2015 were collaterized by non-performing and re-performing loans. Our Legacy and New Issue Prime Fixed securities are collaterized by residential mortgage loans not guaranteed by any agency. Legacy Prime Fixed, Legacy Alt-A Fixed securities include tranches issued between 2005-2007. New Issue Prime Fixed securities include tranches issued in 2013.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table summarizes the weighted average lives of our Credit Risk and Non-Agency Securities at December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
Weighted Average Life of all Credit Risk and Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	122,802	121,869
Greater than or equal to three years and less than five years	169,189	149,436	94,839	88,750
Greater than or equal to five years	806,640	699,158	834,529	779,954
Total Credit Risk and Non-Agency Securities	$975,829	$848,594	$1,052,170	$990,573

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at December 31, 2017 and December 31, 2016, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Credit Risk and Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016.

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	$—	$—	$—	$—	$—	$—
December 31, 2016	$2,022	$(14)	$—	$—	$2,022	$(14)

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2017 and December 31, 2016, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

During the year ended December 31, 2017 and December 31, 2016, we sold $8,372 and $61,843 of Credit Risk and Non-Agency Securities, which resulted in gains of $85 and $333. Sales are executed to reposition our MBS portfolio and to reach our target level of liquidity.

Note 8 -Repurchase Agreements

At December 31, 2017, we had MRAs with 46 counterparties and had $7,555,917 in outstanding borrowings with 32 of those counterparties. At December 31, 2016, we had MRAs with 42 counterparties and had $6,818,453 in outstanding borrowings with 25 of those counterparties.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2017 and December 31, 2016. No amounts below are subject to offsetting.

December 31, 2017	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$6,793,481	1.60%	55	4.29%
Credit Risk and Non-Agency Securities	762,436	2.67%	15	21.68%
Total or Weighted Average	$7,555,917	1.71%	51	6.39%

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

	December 31, 2017		December 31, 2016
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$1,738,768	2.08%	$5,082,076	1.11%
31 days to 60 days	2,394,450	1.59%	1,699,197	0.94%
61 days to 90 days	3,422,699	1.61%	37,180	2.38%
Greater than 90 days	—	0.00%	—	—%
Total or Weighted Average	$7,555,917	1.71%	$6,818,453	1.07%

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

At December 31, 2017, Buckler Securities LLC, (See Note 15 -Related Party Transactions) accounted for 38.4% of our aggregate borrowings and had an amount at risk of 9.0% of our total stockholders' equity with a weighted average maturity of 70 days on repurchase agreements.

In addition, at December 31, 2017, we had 1 repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for approximately 5.1% of our repurchase agreement borrowings outstanding at December 31, 2017. At December 31, 2016, we had 9 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 60.0% of our repurchase agreement borrowings at December 31, 2016. No counterparty held collateral in excess of 5% of our total stockholders' equity at December 31, 2016.

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following tables present information about our derivatives at December 31, 2017 and December 31, 2016.

December 31, 2017

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	5	0.92%	$50,000	$191	$—
Interest rate swap contracts	13-24 Months	23	1.21%	550,000	6,398	—
Interest rate swap contracts	25-36 Months	30	1.48%	675,000	5,495	—
Interest rate swap contracts	61-72 Months	65	1.97%	1,975,000	11,624	(250)
Interest rate swap contracts	73-84 Months	79	1.89%	575,000	3,306	(1,885)
Interest rate swap contracts	97-108 Months	107	1.93%	1,050,000	9,263	(10)
Interest rate swap contracts	109-120 Months	114	2.10%	375,000	—	(3,545)
TBA Agency Securities (2)	0-60 Months	n/a	n/a	1,600,000	934	(2,258)
Total or Weighted Average				$6,850,000	$37,211	$(7,948)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Implied cost basis of $1,674,438 and implied market value of $1,673,113.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2016

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	7	0.54%	$200,000	$158	$—
Interest rate swap contracts	13-24 Months	17	0.92%	50,000	—	(117)
Interest rate swap contracts	25-36 Months	35	1.21%	550,000	1,547	—
Interest rate swap contracts	73-84 Months	77	1.97%	2,075,000	3,690	(10,767)
Interest rate swap contracts	85-96 Months	84	1.97%	100,000	—	(1,242)
Interest rate swap contracts	109-120 Months	119	1.95%	1,250,000	2,378	(2,278)
TBA Agency Securities (2)	0-60 Months	n/a	n/a	2,850,000	2,064	(35,251)
Total or Weighted Average				$7,075,000	$9,837	$(49,655)

(1) See Note 5, “Fair Value of Financial Instruments” for additional discussion.
(2) Implied cost basis of $2,922,582 and implied market value of $2,889,395.

(3)	Notional amount includes $300,000 of forward starting interest rate swap contracts which became effective on January 3, 2017.

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty.

The following tables present information about interest rate swap contracts and Agency Securities TBA and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at December 31, 2017.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2017		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$36,277	$(5,690)	$(22,689)	$7,898
Agency Securities TBA	934	(2,258)	8,068	6,744
Totals	$37,211	$(7,948)	$(14,621)	$14,642

December 31, 2017		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(5,690)	$5,690	$—	$—
Agency Securities TBA	(2,258)	2,258	—	—
Totals	$(7,948)	$7,948	$—	$—

The following tables present information about interest rate swap contracts and Agency Securities TBA and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at December 31, 2016.

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

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

		Income (Loss) Recognized
		For the Year Ended
Derivatives	Location on consolidated statements of operations	December 31, 2017	December 31, 2016	December 31, 2015
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$990	$(370,192)	$(2,274)
Interest income	Realized loss on derivatives	50,464	25,270	13,066
Interest expense	Realized loss on derivatives	(83,797)	(90,978)	(123,929)
Changes in fair value	Unrealized gain (loss) on derivatives	39,388	208,082	(182,503)
		$7,045	$(227,818)	$(295,640)
Futures Contracts:
Realized loss	Realized loss on derivatives	—	—	(184)
Changes in fair value	Unrealized gain (loss) on derivatives	—	—	180
		$—	$—	$(4)
Basis swap contracts:
Realized gain	Realized loss on derivatives	—	1,468	—
Interest income	Realized loss on derivatives	—	2,617	803
Interest expense	Realized loss on derivatives	—	(3,116)	(922)
Changes in fair value	Unrealized gain (loss) on derivatives	—	(661)	661
		$—	$308	$542
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	9,668	(17,467)	6,370
Changes in fair value	Unrealized gain (loss) on derivatives	(116)	(1,209)	—
		$9,552	$(18,676)	$6,370
Totals		$16,597	$(246,186)	$(288,732)

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 10 -Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive a management fee payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. In connection with the acquisition of JAVELIN, we included in accounts payable and other accrued expenses in our consolidated statements of operations a liability which was recognized as the fair value of JAVELIN’s management agreement with ACM, see Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. At December 31, 2017, December 31, 2016 and December 31, 2015, the effective ARMOUR management fee was 1.04%, 1.05% and 1.05% based on gross equity raised of $2,618,020, $2,469,368 and $2,507,505, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2017 and December 31, 2016.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN (Note 16 -Acquisition of JAVELIN Mortgage Investment Corp. for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants.Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. To date, the Court has not issued an order on the Motion to Dismiss.

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

On May 8, 2014, our stockholders approved an amendment to the Plan to increase the number of shares issuable thereunder from 2,000 to 15,000 shares and the Plan was amended accordingly. In connection with the Reverse Stock Split which was effective July 31, 2015, the number of shares of common stock issuable under the Plan was properly adjusted to 1,875 shares. In November 2017, we elected to make restricted stock unit awards to ACM and to the Board totaling 472 shares. These awards begin vesting in February 2018.

Transactions related to awards for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 are summarized below:

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	32	$39.80	78	$48.85	132	$51.76
Granted	472	$24.82	—	$—	—	$—
Vested	(32)	$39.80	(46)	$56.14	(53)	$56.40
Forfeited	—	$—	—	$—	(1)	$58.90
Unvested RSU Awards Outstanding end of period	472	$24.82	32	$39.80	78	$48.85

At December 31, 2017, there was approximately $12,063 of unvested stock based compensation related to the Awards (based on a stock price of $25.56 per share), that we expect to recognize as an expense over the remaining average service period of 3.6 years. Our policy is to account for forfeitures as they occur. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 12 -Stockholders' Equity

Preferred Stock

At December 31, 2017 and December 31, 2016, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 7,650 shares as 7.875% Series B Preferred Stock. At December 31, 2017, a total of 32,740 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At December 31, 2017 and December 31, 2016, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at December 31, 2017. At December 31, 2017 and December 31, 2016, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At December 31, 2017 and December 31, 2016, we had 6,262 and 5,650 shares of Series B Preferred Stock, respectively, issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $156,560 and $141,250, respectively, in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 1,388 at December 31, 2017. At December 31, 2017 and December 31, 2016, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

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

See below tables for Series B Preferred Stock equity raising activities.

Common Stock

Common Stock

At December 31, 2017 and December 31, 2016, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 41,877 shares of common stock issued and outstanding at December 31, 2017 and 36,723 shares of common stock issued and outstanding at December 31, 2016.

On May 26, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. On October 2, 2017, the Sales Agreement was amended to, among other things, add Ladenburg Thalmann & Co. Inc. as a party to the Sales Agreement. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time through Merrill Lynch, Pierce, Fenner & Smith Incorporated and/or Ladenburg Thalmann & Co. Inc., as our designated agent or agents, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to a proposed "at-the-market" offering program. As of December 31, 2017, we have not sold any shares under this agreement.

See below tables for common stock equity raising activities.

Common Stock Repurchased

At December 31, 2017 and December 31, 2016, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). For the years ended December 31, 2017 and December 31, 2016, we did not repurchase any common shares under the Repurchase Program. See the below table for common stock repurchases for the year ended December 31, 2015. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

The following table presents our common stock repurchases for the year ended December 31, 2015. During the years ended December 31, 2017 and December 31, 2016, we did not repurchase any shares of our common stock.

December 31, 2015

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Cost
Repurchased common shares	March 5, 2015-December 31, 2015	7,510	$21.25	$159,600

(1)	Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2017 and December 31, 2015. We did not have equity raising transactions for the year ended December 31, 2016.

December 31, 2017

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series B Preferred ATM Sales Agreement	August 31, 2017-December 30, 2017	612	$24.44	$14,968
Common stock follow-on public offering	June 30, 2017	4,500	$25.96	$116,693
Common stock dividend reinvestment program	September 12, 2017-October 6, 2017	619	$26.44	$16,500

(1)	Weighted average price

December 31, 2015

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common stock dividend reinvestment program	January 26, 2015-November 27, 2015	6	$23.21	$147

(1)	Weighted average price

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

December 31, 2017

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2017	January 30, 2017	$0.19	$6,984
February 15, 2017	February 27, 2017	$0.19	6,984
March 15, 2017	March 30, 2017	$0.19	6,983
April 17, 2017	April 28, 2017	$0.19	6,984
May 15, 2017	May 30, 2017	$0.19	6,984
June 15, 2017	June 29, 2017	$0.19	6,983
July 17, 2017	July 27, 2017	$0.19	7,839
August 15, 2017	August 28, 2017	$0.19	7,839
September 15, 2017	September 28, 2017	$0.19	7,870
October 16, 2017	October 27, 2017	$0.19	7,956
November 15, 2017	November 27, 2017	$0.19	7,957
December 15, 2017	December 28, 2017	$0.19	8,046
Total dividends paid			$89,409

December 31, 2016

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.33	$12,131
February 13, 2016	February 26, 2016	$0.33	12,131
March 13, 2016	March 28, 2016	$0.33	12,131
April 15, 2016	April 27, 2016	$0.27	9,925
May 16, 2016	May 27, 2016	$0.22	8,087
June 15, 2016	June 29, 2016	$0.22	8,087
July 15, 2016	July 27, 2016	$0.22	8,087
August 15, 2016	August 29, 2016	$0.22	8,087
September 15, 2016	September 27, 2016	$0.22	8,087
October 14, 2016	October 27, 2016	$0.22	8,086
November 15, 2016	November 29, 2016	$0.22	8,086
December 16, 2016	December 27, 2016	$0.22	8,086
Total dividends paid			$111,011

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

The following tables present our Series A Preferred Stock dividend transactions for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

December 31, 2017

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.17	$374.8
February 15, 2017	February 27, 2017	$0.17	374.8
March 15, 2017	March 27, 2017	$0.17	374.8
April 15, 2017	April 27, 2017	$0.17	374.8
May 15, 2017	May 30, 2017	$0.17	374.8
June 15, 2017	June 27, 2017	$0.17	374.8
July 15, 2017	July 27, 2017	$0.17	374.8
August 15, 2017	August 28, 2017	$0.17	374.8
September 15, 2017	September 27, 2017	$0.17	374.8
October 15, 2017	October 27, 2017	$0.17	374.8
November 15, 2017	November 27, 2017	$0.17	374.8
December 15, 2017	December 27, 2017	$0.17	374.8
Total dividends paid			$4,497.6

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

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following tables present our Series B Preferred Stock dividend transactions for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

December 31, 2017

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.16	$927
February 15, 2017	February 27, 2017	$0.16	927
March 15, 2017	March 27, 2017	$0.16	927
April 15, 2017	April 27, 2017	$0.16	927
May 15, 2017	May 30, 2017	$0.16	927
June 15, 2017	June 27, 2017	$0.16	927
July 15, 2017	July 27, 2017	$0.16	927
August 15, 2017	August 28, 2017	$0.16	927
September 15, 2017	September 27, 2017	$0.16	962
October 15, 2017	October 27, 2017	$0.16	987
November 15, 2017	November 27, 2017	$0.16	998
December 15, 2017	December 27, 2017	$0.16	1,019
Total dividends paid			$11,382

December 31, 2016

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.16	$927
February 15, 2016	February 26, 2016	$0.16	927
March 15, 2016	March 28, 2016	$0.16	927
April 15, 2016	April 27, 2016	$0.16	927
May 15, 2016	May 27, 2016	$0.16	927
June 15, 2016	June 29, 2016	$0.16	927
July 15, 2016	July 27, 2016	$0.16	927
August 15, 2016	August 29, 2016	$0.16	927
September 15, 2016	September 27, 2016	$0.16	927
October 15, 2016	October 27, 2006	$0.16	927
November 15, 2016	November 27, 2016	$0.16	927
December 15, 2016	December 28, 2016	$0.16	927
Total dividends paid			$11,124

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

December 31, 2015

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2015	January 27, 2015	$0.16	$927
February 15, 2015	February 27, 2015	$0.16	927
March 15, 2015	March 27, 2015	$0.16	927
April 15, 2015	April 27, 2015	$0.16	927
May 15, 2015	May 27, 2015	$0.16	927
June 15, 2015	June 29, 2015	$0.16	927
July 15, 2015	July 27, 2015	$0.16	927
August 15, 2015	August 27, 2015	$0.16	927
September 15, 2015	September 28, 2015	$0.16	927
October 15, 2015	October 27, 2015	$0.16	927
November 15, 2015	November 27, 2015	$0.16	927
December 15, 2015	December 28, 2015	$0.16	927
Total dividends paid			$11,124

Note 13 -Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net Income (Loss)	$181,154	$(45,517)	$(31,205)
Less: Preferred dividends	(15,880)	(15,622)	(15,622)
Net Income (Loss) available (related) to common stockholders	$165,274	$(61,139)	$(46,827)

Weighted average common shares outstanding – basic	39,170	36,698	42,780
Add: Effect of dilutive non-vested awards, assumed vested	472	—	—
Weighted average common shares outstanding – diluted	39,642	36,698	42,780

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 14 -Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
GAAP net income (loss)	$181,154	$(45,517)	$(31,205)
Book to tax differences:
Credit Risk and Non-Agency Securities	(68,505)	(60,914)	—
Interest-Only Securities	1,216	(7,818)	—
Changes in interest rate contracts	(49,930)	179,979	177,565
Losses on Security Sales	8,486	18,211	11,546
Other than temporary loss on Agency Securities	13,707	6,540	—
Amortization of deferred hedging costs	(59,930)	(47,952)	(13,731)
Premium amortization expense on Agency Securities	(468)	—	—
Bargain purchase price on acquisition of JAVELIN	—	(6,484)	—
Other	15	19	17
Estimated taxable income	$25,745	$36,064	$144,192

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income.

Net capital losses realized	Amount	Available to offset capital gains though
2013	(579,322)	2018
2014	(341,850)	2019
2015	(5,182)	2020
2016	(31,204)	2021

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2017 by approximately $69,175, or approximately $1.65 per common share (based on the 41,877 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $105,289, $126,633 and $182,764 for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Our estimated REIT taxable income available for distribution as dividends was $25,745, $36,064 and $144,192 for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of REIT taxable income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 88.95% in 2017, 81.55% in 2016 and 22.88% in 2015.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 -Related Party Transactions

ACM

The Company is managed by ACM pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2024 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. The JAVELIN Management Agreement renewed on October 5, 2017, for a one-year period, with the base management fee thereunder reduced to one dollar for the entirely of the renewal term. It will be automatically renewed annually for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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

In accordance with the management agreements, we incurred $26,582, $26,070 and $27,292 in management fees for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. In accordance with the JAVELIN management agreement, we paid management fees of $1,718 and $1,657 for the years ended December 31, 2017 and December 31, 2016, reducing the liability recorded upon acquisition to zero at December 31, 2017.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 we reimbursed ACM $764, $1,950 and $1,921, respectively for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock units award to our executive officers and other ACM employees through ACM. The award fully vested in December 2017 and resulted in our recognizing stock based compensation expense of $339, $470 and $623 for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. In November 2017, we elected to make restricted stock unit awards to ACM and to the Board. These awards begin vesting in February 2018.

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER Securities, LLC, (“BUCKLER”) a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. The investment was included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

value of the investment was $84 at December 31, 2017 reflecting our initial investment less our share of BUCKLER’s startup costs, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The intended purpose of the investment in BUCKLER is to facilitate access to repurchase financing for the Company, on potentially more attractive terms (based upon the combination of rate, term, size, haircut, stability and reliability generally available in the market for comparable securities transactions) than are available through third party brokers and dealers in the repurchase financing market, or from other suitable counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. There were no defined profits realized for the year ended December 31, 2017. In addition, the independent directors of the Company, must approve in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER (as described more below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. BUCKLER began trading operations on October 25, 2017.

The Company has entered three subordinated loan agreements with BUCKLER, totaling $105.0 million. The loans have a stated interest rate of zero, plus additional interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds generally in government securities funds. In the first quarter of 2018, BUCKLER has paid the Company $280 of interest on these loans. The loans are repayable as follows:

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

See also Note 8, “Repurchase Agreements” for transactions with BUCKLER.

Note 16 -Acquisition of JAVELIN Mortgage Investment Corp.

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
Included in accounts payable and other accrued expenses was a liability of $3,375 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016. This liability has been paid in full at December 31, 2017.

Total interest income of $10,784 and $13,986 and net (loss) income of $(1,683) and $15,171 are included in the consolidated statements of operations from the operations of JAVELIN for the years ended December 31, 2017 and December 31, 2016, respectively. Total identifiable net assets of $79,475 and $105,580 are included in the consolidated balance sheets at December 31, 2017, December 31, 2016, respectively.

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

Note 18 -Subsequent Events

From January 2, 2018 through January 26, 2018 we sold 107 shares of our Series B Preferred Stock under the Preferred B ATM Sales Agreement for net proceeds of approximately $2,632.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

On January 27, 2018, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $1,039 in the aggregate, was paid to holders of record on January 15, 2018. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable February 27, 2018 to holders of record on February 15, 2018 and payable March 27, 2018 to holders of record on March 15, 2018.

On January 29, 2018, a cash dividend of $0.19 per outstanding common share, or $8,046 in the aggregate, was paid to holders of record on January 16, 2018. We have also declared a cash dividend of $0.19 per outstanding common share payable February 27, 2018 to holders of record on February 15, 2018.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 19 -Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Agency Securities, net of amortization of premium and fees (2)	$44,081	$44,937	$52,292	54,991
Credit Risk and Non-Agency Securities, including discount accretion	13,898	14,514	13,973	13,584
Interest-Only Securities	603	577	516	467
Interest expense- repurchase agreements	(18,064)	(20,516)	(27,137)	(28,841)
Net Interest Income	$40,518	$39,512	$39,644	40,201
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(11,154)	(460)	891	2,237
Other than temporary impairment of Agency Securities	—	(10,338)	(72)	(3,297)
Gain on Credit Risk and Non-Agency Securities	24,284	30,211	(7,571)	18,748
Gain (Loss) on Interest-Only Securities	(3,743)	1,286	(183)	(326)
Realized gain (loss) on derivatives (1)	(12,249)	9,641	897	(20,964)
Unrealized gain (loss) on derivatives	23,768	(30,789)	2,574	43,719
Expenses (2)	(8,706)	(9,364)	(8,456)	(9,305)
Net Income (Loss)	$52,718	$29,699	$27,724	71,013
Dividends declared on preferred stock	(3,905)	(3,905)	(3,940)	(4,130)
Net Income (Loss) available (related) to common stockholders	$48,813	$25,794	$23,784	$66,883
Net income (loss) available (related) per share to common stockholders – Basic	$1.33	$0.70	$0.58	$1.60
Net income (loss) available (related) per share to common stockholders – Diluted	$1.33	$0.70	$0.58	$1.58
Dividends declared per common share	$0.57	$0.57	$0.57	$0.57
Weighted average common shares outstanding – Basic	36,724	36,782	41,288	41,857
Weighted average common shares outstanding – Diluted	36,748	36,798	41,296	42,329

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

ARMOUR Residential REIT, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Agency Securities, net of amortization of premium and fees (2)	$78,650	$55,539	$44,544	$47,063
Credit Risk and Non-Agency Securities, including discount accretion	327	9,853	12,969	13,424
Interest-Only Securities	—	3	852	771
Interest expense- repurchase agreements	(19,148)	(18,276)	(17,040)	(18,643)
Net Interest Income	$59,829	$47,119	$41,325	$42,615
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	1,891	14,625	2,421	(37,147)
Other than temporary impairment of Agency Securities	—	—	—	(6,540)
Gain on Credit Risk and Non-Agency Securities	4,122	10,151	39,522	5,325
Gain (Loss) on Interest-Only Securities	—	(1,243)	(1,105)	8,778
Bargain purchase price on acquisition of JAVELIN	—	6,484	—	—
Realized gain (loss) on derivatives (1)	(246,105)	(112,515)	19,816	(113,594)
Unrealized gain (loss) on derivatives	(89,058)	66,141	25,824	203,305
Expenses (2)	(10,154)	(9,587)	(9,115)	(8,647)
Net Income (Loss)	$(279,475)	$21,175	$118,688	$94,095
Dividends declared on preferred stock	(3,905)	(3,905)	(3,905)	(3,906)
Net Income (Loss) available (related) to common stockholders	$(283,380)	$17,270	$114,783	$90,189
Net income (loss) available (related) per share to common stockholders – Basic	$(7.73)	$0.47	$3.13	$2.46
Net income (loss) available (related) per share to common stockholders – Diluted	$(7.73)	$0.47	$3.12	$2.45
Dividends declared per common share	$0.99	$0.71	$0.66	$0.66
Weighted average common shares outstanding – Basic	36,683	36,693	36,703	36,713
Weighted average common shares outstanding – Diluted	36,683	36,748	36,746	36,745

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

Date: February 14, 2018	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of	February 14, 2018
Scott J. Ulm	Risk Management and Co-Vice Chairman (Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman	February 14, 2018
Jeffrey J. Zimmer	(Principal Executive Officer)

/s/ James R. Mountain	Chief Financial Officer, Treasurer and Secretary	February 14, 2018
James R. Mountain	(Principal Financial Officer)

/s/ Gordon M. Harper	VP Finance and Controller	February 14, 2018
Gordon M. Harper	(Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman	February 13, 2018
Daniel C. Staton

/s/ Marc H. Bell	Director	February 13, 2018
Marc H. Bell

/s/ Thomas K. Guba	Director	February 13, 2018
Thomas K. Guba

/s/ Stewart J. Paperin	Director	February 13, 2018
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	February 13, 2018
John P. Hollihan, III

/s/ Robert C. Hain	Director	February 13, 2018
Robert C. Hain

/s/ Carolyn Downey	Director	February 13, 2018
Carolyn Downey