Form 10-Q
period 2018-03-31
Armour Residential REIT, Inc.
filed 2018-04-25
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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

The number of outstanding shares of the Registrant’s common stock as of April 24, 2018 was 41,902,723.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2018	December 31, 2017
Assets
Cash	$216,497	$265,232
Cash collateral posted to counterparties	13,150	17,162
Investments in securities, at fair value
Agency Securities (including pledged securities of $5,725,997 at March 31, 2018 and $7,094,766 at December 31, 2017)	6,245,432	7,478,966
Credit Risk and Non-Agency Securities (including pledged securities of $884,531 at March 31, 2018 and $974,372 at December 31, 2017)	968,950	975,829
Interest-Only Securities	24,933	25,752
U.S. Treasury Securities - pledged securities	670,696	—
Receivable for unsettled sales (including pledged securities of $63,535 at March 31, 2018)	68,796	—
Derivatives, at fair value	135,703	37,211
Accrued interest receivable	20,492	22,165
Prepaid and other	1,608	1,600
Subordinated loans due from BUCKLER Securities LLC	105,000	105,000
Total Assets	$8,471,257	$8,928,917
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$6,853,715	$7,555,917
Cash collateral posted by counterparties	127,721	29,593
Payable for unsettled purchases	227,409	—
Derivatives, at fair value	6,882	7,948
Accrued interest payable- repurchase agreements	5,274	6,452
Accounts payable and other accrued expenses	5,290	2,956
Total Liabilities	$7,226,291	$7,602,866

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 6,369 and 6,262 shares issued and outstanding at March 31, 2018 and December 31, 2017 ($159,232 and $156,560 aggregate liquidation preference, respectively)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 41,902 and 41,877 shares issued and outstanding at March 31, 2018 and December 31, 2017	42	42
Additional paid-in capital	2,712,611	2,709,335
Accumulated deficit	(1,346,867)	(1,363,223)
Accumulated other comprehensive loss	(120,828)	(20,111)
Total Stockholders’ Equity	$1,244,966	$1,326,051
Total Liabilities and Stockholders’ Equity	$8,471,257	$8,928,917

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2018	2017
Interest Income:
Agency Securities, net of amortization of premium and fees	$52,253	$44,081
Credit Risk and Non-Agency Securities, including discount accretion	14,006	13,898
Interest-Only Securities	442	603
U.S. Treasury Securities	844	—
BUCKLER Subordinated loans	624	—
Total Interest Income	$68,169	$58,582
Interest expense- repurchase agreements	(32,018)	(18,064)
Net Interest Income	$36,151	$40,518
Other Income (Loss):
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(32,603)	(11,154)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income)	(12,090)	—
Gain on Credit Risk and Non-Agency Securities	1,283	24,284
Gain (loss) on Interest-Only Securities	298	(3,743)
Gain on U.S. Treasury Securities	2,576	—
Subtotal	$(40,536)	$9,387
Realized loss on derivatives (1)	(38,604)	(12,249)
Unrealized gain on derivatives	97,201	23,768
Subtotal	$58,597	$11,519
Total Other Income	$18,061	$20,906
Expenses:
Management fees	6,801	6,521
Professional fees	1,172	880
Insurance	165	277
Compensation	977	477
Other	350	551
Total Expenses	$9,465	$8,706
Net Income	$44,747	$52,718
Dividends on preferred stock	(4,253)	(3,905)
Net Income available to common stockholders	$40,494	$48,813
Net Income per share available to common stockholders (Note 14):
Basic	$0.97	$1.33
Diluted	$0.96	$1.33
Dividends declared per common share	$0.57	$0.57
Weighted average common shares outstanding:
Basic	41,887	36,724
Diluted	42,331	36,748

(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 10.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net Income	$44,747	$52,718
Other comprehensive income (loss):
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	32,603	11,154
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	12,090	—
Net unrealized gain (loss) on available for sale Agency Securities	(145,410)	6,114
Other comprehensive income (loss)	$(100,717)	$17,268
Comprehensive Income (Loss)	$(55,970)	$69,986

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	2,181	$2	$53,172	6,262	$6	$151,515	41,877	$42	$2,504,648	$2,709,335	$(1,363,223)	$(20,111)	$1,326,051
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(3,129)	—	(3,129)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(24,138)	—	(24,138)
Issuance of Series B Preferred stock, net	—	—	—	107	—	2,632	—	—	—	2,632	—	—	2,632
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	25	—	644	644	—	—	644
Net Income	—	—	—	—	—	—	—	—	—	—	44,747	—	44,747
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(100,717)	(100,717)
Balance, March 31, 2018	2,181	$2	$53,172	6,369	$6	$154,147	41,902	$42	$2,505,292	$2,712,611	$(1,346,867)	$(120,828)	$1,244,966

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net Income	$44,747	$52,718
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of premium on Agency Securities	9,794	12,633
Accretion of net discount on Credit Risk and Non-Agency Securities	(1,006)	(848)
Net amortization of Interest-Only Securities	1,117	1,311
Realized loss on sale of Agency Securities	32,603	11,154
Other than temporary impairment of Agency Securities	12,090	—
Gain on Credit Risk and Non-Agency Securities	(1,283)	(24,284)
(Gain) Loss on Interest-Only Securities	(298)	3,743
Gain on of U.S. Treasury Securities	(2,576)	—
Stock based compensation	644	200
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	1,971	(29)
(Increase) decrease in prepaid and other assets	56	(371)
Change in derivatives, at fair value	(99,558)	(57,159)
Decrease in accrued interest payable- repurchase agreements	(1,178)	(2,868)
Increase (decrease) in accounts payable and other accrued expenses	2,270	(1,239)
Net cash used in operating activities	$(607)	$(5,039)
Cash Flows From Investing Activities:
Purchases of Agency Securities	—	(1,408,177)
Purchases of Credit Risk and Non-Agency Securities	—	(8,224)
Purchases of U.S. Treasury Securities	(668,120)	—
Principal repayments of Agency Securities	167,649	208,031
Principal repayments of Credit Risk and Non-Agency Securities	9,168	16,088
Proceeds from sales of Agency Securities	1,068,996	1,387,366
Increase in cash collateral	102,140	61,556
Net cash provided by investing activities	$679,833	$256,640
Cash Flows From Financing Activities:
Issuance of Series B Preferred stock, net of expenses	2,632	—
Proceeds from repurchase agreements	35,593,550	35,245,549
Principal repayments on repurchase agreements	(36,295,752)	(35,549,608)
Series A Preferred stock dividends paid	(1,124)	(1,124)
Series B Preferred stock dividends paid	(3,129)	(2,781)
Common stock dividends paid	(24,138)	(20,951)
Net cash used in financing activities	$(727,961)	$(328,915)
Net decrease in cash	(48,735)	(77,314)
Cash - beginning of period	265,232	271,773
Cash - end of period	$216,497	$194,459
Supplemental Disclosure:
Cash paid during the period for interest	$53,651	$36,117
Non-Cash Investing Activities:
Receivable for unsettled sales	$68,796	$649,323
Payable for unsettled purchases	$227,409	$467,562
Net unrealized gain (loss) on available for sale Agency Securities	$(145,410)	$6,114

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 -Organization and Nature of Business Operations

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership.

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission (the “SEC”), (see Note 11 -Commitments and Contingencies and Note 16 -Related Party Transactions for additional discussion). We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code, as amended (the "Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

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

Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our assets may be invested in Agency Securities backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasury Securities and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT.

Note 2 -Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

The unaudited consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of MBS

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(as defined below), including an assessment of whether other-than-temporary impairment (“OTTI”) exists, and derivative instruments.

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
Investments in Securities, at Fair Value

We generally intend to hold most of our securities for extended periods of time. We may, from time to time, sell any of our securities as part of the overall management of our securities portfolio. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Purchases and sales of our securities are recorded on the trade date.

Agency Securities - At March 31, 2018 and December 31, 2017, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Credit Risk and Non-Agency Securities - At March 31, 2018 and December 31, 2017, all of our Credit Risk and Non-Agency Securities were classified as trading securities. Credit Risk and Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

Interest-Only Securities - At March 31, 2018 and December 31, 2017, all of our Interest-Only Securities were classified as trading securities. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-Only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

U.S. Treasury Securities - At March 31, 2018, all of our U.S. Treasury Securities were classified as trading securities. U.S. Treasury Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations. We did not have any U.S. Treasury Securities at December 31, 2017.

Receivables and Payables for Unsettled Sales and Purchases

We account for purchases and sales of securities on the trade date, including purchases and sales for forward settlement. Receivables and payables for unsettled trades represent the agreed trade price multiplied by the outstanding balance of the securities at the balance sheet date.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on securities. Accrued interest payable includes interest payable on our repurchase agreements and may, at certain times, contain interest payable on U.S. Treasury Securities sold short.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2018 and December 31, 2017.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Revenue Recognition

Agency Securities - Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur.

•Fair Value of Agency Securities: We invest in Agency Securities representing interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans. GAAP requires us to classify our investments as either trading, available for sale or held to maturity securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our Agency Securities as available for sale. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the statements of comprehensive income (loss).

•Agency Security purchase and sale transactions (including purchase of TBA Agency Securities): Purchases and Sales are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method.

•Impairment of Assets: We evaluate Agency Securities for other than temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities.

Credit Risk and Non-Agency Securities and Interest-Only Securities - Interest income on Credit Risk and Non-Agency Securities and Interest-Only Securities is recognized using the effective yield method over the life of the securities based on the future cash flows expected to be received. Future cash flow projections and related effective yields are determined for each security and updated quarterly. Other than temporary impairments, which establish a new cost basis in the security for purposes of calculating effective yields, are recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security.

U.S. Treasury Securities - Interest income on U.S. Treasury Securities is recognized based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Note 4 -Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board. Those not listed below were deemed to be either not applicable, are not expected to have a significant impact

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

on our consolidated financial statements when adopted, or did not have a significant impact on our consolidated financial statements upon adoption.

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

Agency Securities - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2018 and December 31, 2017, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Credit Risk and Non-Agency Securities - The fair value for the Credit Risk and Non-Agency Securities in our securities portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to fair value determined using a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2018 and December 31, 2017, all of our Credit Risk and Non-Agency Securities are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Interest-Only Securities - The fair value for the Interest-Only Securities in our securities portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2018 and December 31, 2017, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

U.S. Treasury Securities- Fair value for the U.S. Treasury Securities in our securities portfolio is based on obtaining a valuation for each U.S. Treasury Securities from third party pricing services and/or dealer quotes. At March 31, 2018, all of our U.S. Treasury Securities fair values are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets.

Receivables and Payables for Unsettled Sales and Purchases - The carrying amount is generally deemed to be fair value because of the relatively short time to settlement. Such receivables and payables are classified as Level 2 because they are effectively secured by the related securities and could potentially be subject to counterparty credit considerations.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018
Assets at Fair Value:
Agency Securities	$—	$6,245,432	$—	$6,245,432
Credit Risk and Non-Agency Securities	$—	$968,950	$—	$968,950
Interest-Only Securities	$—	$24,933	$—	$24,933
U.S. Treasury Securities	$670,696	$—	$—	$670,696
Derivatives	$—	$135,703	$—	$135,703
Liabilities at Fair Value:
Derivatives	$—	$6,882	$—	$6,882

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ending March 31, 2018.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets at Fair Value:
Agency Securities	$—	$7,478,966	$—	$7,478,966
Credit Risk and Non-Agency Securities	$—	$975,829	$—	$975,829
Interest-Only Securities	$—	$25,752	$—	$25,752
Derivatives	$—	$37,211	$—	$37,211
Liabilities at Fair Value:
Derivatives	$—	$7,948	$—	$7,948

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at March 31, 2018 and December 31, 2017.

March 31, 2018			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$216,497	$216,497	$216,497	$—	$—
Cash collateral posted to counterparties	$13,150	$13,150	$—	$13,150	$—
Receivable for unsettled sales	$68,796	$68,796	$—	$68,796	$—
Accrued interest receivable	$20,492	$20,492	$—	$20,492	$—
Subordinated loans due from BUCKLER Securities LLC	$105,000	$105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$6,853,715	$6,853,715	$—	$6,853,715	$—
Cash collateral posted by counterparties	$127,721	$127,721	$—	$127,721	$—
Payable for unsettled purchases	$227,409	$227,409	$—	$227,409	$—
Accrued interest payable- repurchase agreements	$5,274	$5,274	$—	$5,274	$—

December 31, 2017			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$265,232	$265,232	$265,232	$—	$—
Cash collateral posted to counterparties	$17,162	$17,162	$—	$17,162	$—
Accrued interest receivable	$22,165	$22,165	$—	$22,165	$—
Subordinated loans due from BUCKLER Securities LLC	$105,000	105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$7,555,917	$7,555,917	$—	$7,555,917	$—
Cash collateral posted by counterparties	$29,593	$29,593	$—	$29,593	$—
Accrued interest payable- repurchase agreements	$6,452	$6,452	$—	$6,452	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at March 31, 2018 and March 31, 2017.

	For the Three Months Ended March 31,
Credit Risk and Non-Agency Securities	2018	2017
Balance, beginning of period	$—	$1,052,170
Purchases of Credit Risk and Non-Agency Securities, at cost	—	8,224
Principal repayments of Credit Risk and Non-Agency Securities	—	(16,088)
Gain on Credit Risk and Non-Agency Securities	—	24,284
Accretion of net discount on Credit Risk and Non-Agency Securities	—	848
Balance, end of period	$—	$1,069,438
Gain on Credit Risk and Non-Agency Securities	$—	$24,284

The significant unobservable inputs used in the fair value measurement of our Level 3 Credit Risk and Non-Agency Securities at March 31, 2017, included assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates. At the beginning of the third quarter 2017, we determined that third party pricing services and or/dealer quotes available for Credit Risk and Non-Agency Securities meet the criteria for Level 2 classification. Fair values obtained from third party pricing services for similar instruments are classified as Level 2 securities, if the inputs to the pricing model used is consistent with the Level 2 definition. We transferred the securities to Level 2 from Level 3 at the commencement of the third quarter in 2017.

Note 6 -Agency Securities

At March 31, 2018 and December 31, 2017, investments in Agency Securities accounted for 79.0% and 88.2% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at March 31, 2018, March 31, 2017 and December 31, 2017, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

Results of this evaluation for the three months ending March 31, 2018 - At March 31, 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $12,090 for the three months ended March 31, 2018 in our consolidated financial statements of operations. The aggregate fair value of the remaining identified low yielding Agency Securities is $681,827 at March 31, 2018. We determined that there was no other than temporary impairment of our remaining Agency Securities as of March 31, 2018.

Results of this evaluation for the period ending March 31, 2017 - No other than temporary impairment was recognized for the three months ended March 31, 2017 because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Results of this evaluation for the year ended December 31, 2017 - During the second quarter of 2017, we identified certain low yielding Agency Securities that we replaced with securities having more attractive returns as market conditions permit. Accordingly, we recognized losses totaling $13,707 in our consolidated statements of operations for the year ended December 31, 2017, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $795,724 as of December 31, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2017.

At March 31, 2018, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at March 31, 2018 are also presented below. Our Agency Securities had a weighted average coupon of 3.71% at March 31, 2018.

March 31, 2018	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$26,277	$(304)	$74	$26,047	0.42%
Multi-Family MBS	1,482,115	(19,283)	1,235	1,464,067	23.44
10 Year Fixed	28,927	(403)	90	28,614	0.46
15 Year Fixed	939,147	(11,784)	—	927,363	14.85
20 Year Fixed	28,155	(1,016)	—	27,139	0.43
25 Year Fixed	25,185	(669)	—	24,516	0.39
30 Year Fixed	2,429,537	(59,659)	281	2,370,159	37.95
Total Fannie Mae	$4,959,343	$(93,118)	$1,680	$4,867,905	77.94%

Freddie Mac
10 Year Fixed	32,886	(262)	168	32,792	0.53
15 Year Fixed	337,047	(1,391)	13	335,669	5.37
25 Year Fixed	40,390	(1,770)	—	38,620	0.62
30 Year Fixed	960,577	(25,613)	—	934,964	14.97
Total Freddie Mac	$1,370,900	$(29,036)	$181	$1,342,045	21.49%

Ginnie Mae
ARMs & Hybrids	35,762	(538)	1	35,225	0.57
10 Year Fixed	255	—	2	257	0.00
Total Ginnie Mae	$36,017	$(538)	$3	$35,482	0.57%
Total Agency Securities	$6,366,260	$(122,692)	$1,864	$6,245,432	100.00%

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At December 31, 2017, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2017 are also presented below. Our Agency Securities had a weighted average coupon of 3.68% at December 31, 2017.

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At March 31, 2018, we had investment related receivables of $68,796 with respect to unsettled sales and investment related payables of $227,409 with respect to unsettled purchases. At December 31, 2017 we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the weighted average lives of our Agency Securities at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	41,918	41,986	29,126	29,269
Greater than or equal to three years and less than five years	1,133,824	1,144,807	1,353,036	1,353,998
Greater than or equal to five years	5,069,690	5,179,467	6,096,804	6,115,810
Total Agency Securities	$6,245,432	$6,366,260	$7,478,966	$7,499,077

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at March 31, 2018 and December 31, 2017 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018	$4,208,407	$(93,373)	$932,085	$(29,319)	$5,140,492	$(122,692)
December 31, 2017	$4,355,924	$(28,906)	$733,637	$(10,486)	$5,089,561	$(39,392)

During the three months ended March 31, 2018, we sold $1,137,792 (inclusive of $68,796 receivable for unsettled sales) of Agency Securities, which resulted in a realized loss of $(32,603). During the three months ended March 31, 2017, we sold $1,387,366 of Agency Securities, which resulted in a realized loss of $(11,154). Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 -Credit Risk and Non-Agency Securities

At March 31, 2018 and December 31, 2017, investments in Credit Risk and Non-Agency Securities accounted for 12.2% and 11.5% of our securities portfolio.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The components of the carrying value of our Credit Risk and Non-Agency Securities at March 31, 2018 are presented in the table below.

	Credit Risk and Non-Agency Securities
March 31, 2018	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$866,736	$748,078	$758,090	6.37%
Legacy Prime Fixed	16,267	14,766	18,585	6.03%
Legacy ALT-A Fixed	53,401	47,129	64,175	5.58%
Legacy Prime Hybrid	9,874	9,006	10,821	3.27%
Legacy ALT-A Hybrid	4,476	3,763	4,708	3.55%
New Issue Prime Fixed	18,196	17,689	18,716	3.69%
Total Credit Risk and Non-Agency Securities	$968,950	$840,431	$875,095	6.22%

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2017 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2017	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$870,494	$753,422	$764,172	6.05%
Legacy Prime Fixed	16,778	15,287	19,237	6.03%
Legacy ALT-A Fixed	54,727	48,516	65,920	5.85%
Legacy Prime Hybrid	10,469	9,517	11,452	3.17%
Legacy ALT-A Hybrid	4,660	3,895	4,901	3.47%
New Issue Prime Fixed	18,701	17,957	19,025	3.69%
Total Credit Risk and Non-Agency Securities	$975,829	$848,594	$884,707	5.95%

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

The following table summarizes the weighted average lives of our Credit Risk and Non-Agency Securities at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
Weighted Average Life of all Credit Risk and Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	152,518	134,877	169,189	149,436
Greater than or equal to five years	816,432	705,554	806,640	699,158
Total Credit Risk and Non-Agency Securities	$968,950	$840,431	$975,829	$848,594

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at March 31, 2018 and December 31, 2017, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

Note 8 -U.S. Treasury Securities

At March 31, 2018, investments in U.S. Treasury Securities accounted for 8.5% of our securities portfolio. We did not have any U.S. Treasury Securities at December 31, 2017.

At March 31, 2018, we had the following U.S. Treasury Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our U.S. Treasury Securities at March 31, 2018 are also presented below.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
U.S. Treasury Securities	668,120	(281)	2,857	670,696

The following table presents the unrealized losses and estimated fair value of our U.S. Treasury Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2018.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018	$99,180	$(281)	$—	$—	$99,180	$(281)

Note 9 -Repurchase Agreements

At March 31, 2018, we had MRAs with 46 counterparties and had $6,853,715 in outstanding borrowings with 27 of those counterparties. At December 31, 2017, we had MRAs with 46 counterparties and had $7,555,917 in outstanding borrowings with 32 of those counterparties.

The following table represents the contractual repricing regarding our repurchase agreements to finance our MBS purchases at March 31, 2018 and December 31, 2017. No amounts below are subject to offsetting.

March 31, 2018	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$5,481,911	1.92%	25	4.18%
Credit Risk and Non-Agency Securities	708,650	2.85%	14	20.39%
U.S. Treasury Securities	663,154	1.79%	1	0.69%
Total or Weighted Average	$6,853,715	2.00%	22	5.84%

(1) The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

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

	March 31, 2018		December 31, 2017
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$4,883,094	2.05%	$1,738,768	2.08%
31 days to 60 days	1,213,295	1.90%	2,394,450	1.59%
61 days to 90 days	757,326	1.90%	3,422,699	1.61%
Total or Weighted Average	$6,853,715	2.00%	$7,555,917	1.71%

At March 31, 2018 and December 31, 2017, Buckler Securities LLC, (See Note 16 -Related Party Transactions) accounted for 53.9% and 38.4% of our aggregate borrowings and had an amount at risk of 11.0% and 9.0%, respectively, of our total stockholders' equity with a weighted average maturity of 20 days and 70 days, respectively, on repurchase agreements.

In addition, at March 31, 2018 and December 31, 2017, we had 1 repurchase agreement counterparty individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for approximately 5.4% and 5.1% of our repurchase agreement borrowings outstanding at March 31, 2018 and December 31, 2017, respectively.

Note 10 -Derivatives

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

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

The following tables present information about our derivatives at March 31, 2018 and December 31, 2017.

March 31, 2018

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap/Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	2	0.92%	$50,000	$203	$—
Interest rate swap contracts	13-24 Months	20	1.21%	550,000	8,658	—
Interest rate swap contracts	25-36 Months	32	1.83%	1,675,000	16,255	—
Interest rate swap contracts	73-84 Months	68	1.98%	2,650,000	64,861	(142)
Interest rate swap contracts	85-96 Months	96	1.95%	50,000	1,493	—
Interest rate swap contracts	97-108 Months	104	1.95%	1,200,000	37,399	—
Interest rate swap contracts	109-120 Months	118	2.33%	625,000	3,175	(2,455)
TBA Agency Securities (2)	n/a	n/a	n/a	4,300,000	3,659	(4,285)
Total or Weighted Average				$11,100,000	$135,703	$(6,882)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Implied cost basis of $4,425,348 and implied market value of $4,424,721. Includes $1,750,000 notional amount of forward settling TBA Agency Securities.

(3)	Includes $500,000 notional of forward settling swap contracts that settle within 6 months.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

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

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at March 31, 2018.

March 31, 2018		Gross Amounts Not Offset in the consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$132,044	$(2,597)	$(120,317)	$9,130
TBA Agency Securities	3,659	(4,285)	5,583	4,957
Totals	$135,703	$(6,882)	$(114,734)	$14,087

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

March 31, 2018		Gross Amounts Not Offset in the consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(2,597)	$2,597	$—	$—
Agency Securities TBA	(4,285)	4,285	—	—
Totals	$(6,882)	$6,882	$—	$—

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017.

		Income (Loss) Recognized
		For the Three Months Ended March 31,
Derivatives	Location on consolidated statements of operations	2018	2017
Interest rate swap contracts:
Realized gain	Realized loss on derivatives	$2,655	$—
Interest income	Realized loss on derivatives	22,169	8,374
Interest expense	Realized loss on derivatives	(27,848)	(19,008)
Changes in fair value	Unrealized gain on derivatives	92,329	17,814
		$89,305	$7,180
TBA Agency Securities:
Realized loss	Realized loss on derivatives	(35,580)	(1,615)
Changes in fair value	Unrealized gain on derivatives	4,872	5,954
		$(30,708)	$4,339
Totals		$58,597	$11,519

Note 11 -Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 16, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At March 31, 2018, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,620,693. At March 31, 2017, the effective ARMOUR management fee was 1.05% based on gross equity raised of $2,469,368. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2018 and December 31, 2017.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. To date, the Court has not issued an order on the Motion to Dismiss.

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

Note 12 -Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2018, there were 1,875 shares of common stock issuable under the Plan, of which 1,137 remain available for future issuance.

Transactions related to awards for the three months ended March 31, 2018 are summarized below:

	March 31, 2018
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	472	$24.82
Vested	(28)	$22.53
Unvested RSU Awards Outstanding end of period	444	$23.55

At March 31, 2018, there was approximately $10,457 of unvested stock based compensation related to the Awards (based on a stock price of $23.55 per share), that we expect to recognize as an expense over the remaining average service period of 3.4 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 -Stockholders' Equity

Preferred Stock

At March 31, 2018 and December 31, 2017, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 7,650 shares as 7.875% Series B Preferred Stock. At March 31, 2018, a total of 32,740 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At March 31, 2018 and December 31, 2017, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at March 31, 2018. At March 31, 2018 and December 31, 2017, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. Commencing on June 7, 2017, the Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At March 31, 2018 and December 31, 2017, we had 6,369 and 6,262 shares of Series B Preferred Stock, respectively, issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $159,232 and $156,560, respectively, in the aggregate at March 31, 2018 and December 31, 2017. Shares designated as Series B Preferred Stock but unissued totaled 1,281 at March 31, 2018. At March 31, 2018 and December 31, 2017, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

On August 30, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Preferred B ATM Sales Agreement”) relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 2,000 shares of our Series B Preferred Stock. For the three months ended March 31, 2018, we sold 107 shares under this agreement. Proceeds from the sale of the 107 shares were $2,632, net of issuance costs of approximately $42.

Common Stock

At March 31, 2018 and December 31, 2017, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 41,902 shares of common stock issued and outstanding at March 31, 2018 and 41,877 shares of common stock issued and outstanding at December 31, 2017.

On May 26, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to a proposed "at-the-market" offering program. On October 2, 2017, the Sales Agreement was amended. As of March 31, 2018, we have not sold any shares under this agreement.

Common Stock Repurchased

At March 31, 2018 and December 31, 2017, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). During the three months ended March 31, 2018, we did not repurchase any common shares under the Repurchase Program. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

Dividends

The following table presents our common stock dividend transactions for the three months ended March 31, 2018.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2018	January 29, 2018	$0.19	$8,046
February 15, 2018	February 27, 2018	$0.19	8,046
March 15, 2018	March 28, 2018	$0.19	8,046
Total dividends paid			$24,138

The following table presents our Series A Preferred Stock dividend transactions for the three months ended March 31, 2018.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.17	$374.8
February 15, 2018	February 27, 2018	$0.17	374.8
March 15, 2018	March 27, 2018	$0.17	374.8
Total dividends paid			$1,124

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our Series B Preferred Stock dividend transactions for the three months ended March 31, 2018.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.16	$1,039
February 15, 2018	February 27, 2018	$0.16	1,045
March 15, 2018	March 27, 2018	$0.16	1,045
Total dividends paid			$3,129

Equity Capital Raising Activities

The following table presents our equity transactions for the three months ended March 31, 2018.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series B Preferred equity distribution agreement	January 2, 2018-January 26, 2018	107	$24.62	$2,632

(1) Weighted average price.

Note 14 -Net Income per Common Share

The following table presents a reconciliation of net income and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2018, and March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017
Net Income	$44,747	$52,718
Less: Preferred dividends	(4,253)	(3,905)
Net Income available to common stockholders	$40,494	$48,813

Weighted average common shares outstanding – basic	41,887	36,724
Add: Effect of dilutive non-vested awards, assumed vested	444	24
Weighted average common shares outstanding – diluted	42,331	36,748

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 15 -Income Taxes

The following table reconciles our GAAP net income to estimated REIT taxable income for the three months ended March 31, 2018 and March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017
GAAP net income	$44,747	$52,718
Book to tax differences:
TRS income	(168)	—
Premium amortization expense	(435)	(90)
Credit Risk and Non-Agency Securities	(1,196)	(24,942)
Interest-Only Securities	(407)	3,141
U.S. Treasury Securities	(2,576)	—
Changes in interest rate contracts	(64,276)	(22,153)
Other than temporary loss on Agency Securities	12,090	—
Losses on Security Sales	32,603	11,154
Amortization of deferred hedging costs	(14,584)	(14,904)
Other	2	4
Estimated REIT taxable income	$5,800	$4,928

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income.

Net capital losses realized	Amount	Available to offset capital gains though
2013	(579,322)	2018
2014	(341,850)	2019
2015	(5,182)	2020
2016	(31,204)	2021
2017	(7,375)	2022

The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. The Company's TRS is subject to federal, state and local taxes. During the three months ended March 31, 2018, we recorded $25 of income tax expense attributable to our TRS.

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2018 by approximately $95,148, or approximately $2.27 per common share (based on the 41,902 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $28,391 for the three months ended March 31, 2018 and $24,856 for the three months ended March 31, 2017, respectively. Our estimated REIT taxable income available for distribution as dividends was $5,800 for the three months ended March 31, 2018 and $4,928 for the three months ended March 31, 2017, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 16 -Related Party Transactions

ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2024 and is thereafter automatically renewed for an additional five-year terms unless terminated under certain circumstances. The JAVELIN Management Agreement renewed on October 5, 2017, for a one-year period, with the base management fee thereunder reduced to one dollar for the entirety of the renewal term. It will be automatically renewed annually for successive one- year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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

In accordance with management agreements, we incurred $6,801 in management fees for the three months ended March 31, 2018. For the three months ended March 31, 2017, we incurred $6,521 in management fees. In accordance with the JAVELIN management agreement, we paid management fees of $565 for the three months ended March 31, 2017.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the three months ended March 31, 2018, we reimbursed ACM $47 for other expenses incurred on our behalf. For the three months ended March 31, 2017, we reimbursed ACM $355 for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award fully vested in December 2017 and resulted in our recognizing stock based compensation expense of $83 for the three months ended March 31, 2017. In November 2017, we elected to make restricted stock unit awards to ACM and to the Board. These awards began vesting in February 2018, causing us to recognize stock based compensation expense of $108 for the three months ended March 31, 2018.

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER Securities, LLC, (“BUCKLER”) a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. The investment was included in prepaid and other assets in our consolidated balance sheet and is accounted for using the

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $39 at March 31, 2018 reflecting our initial investment less our share of BUCKLER’s startup costs, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The intended purpose of the investment in BUCKLER is to facilitate access to repurchase financing for the Company, on potentially more attractive terms (based upon the combination of rate, term, size, haircut, stability and reliability generally available in the market for comparable securities transactions) than are available through third party brokers and dealers in the repurchase financing market, or from other suitable counterparties.
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

The Company has entered three subordinated loan agreements with BUCKLER, totaling $105.0 million. The loans have a stated interest rate of zero, plus additional interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. In the first quarter of 2018, BUCKLER has paid the Company $280 of interest on these loans, and accrued another $344, which it received in April 2018. The loans are repayable as follows:

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

The Company had outstanding borrowings under repurchase agreements with BUCKLER totaling $3,697,089 and $2,903,769 at March 31, 2018 and December 31, 2017, respectively. See also Note 9, “Repurchase Agreements” for transactions with BUCKLER.

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

Note 18 -Subsequent Events

A cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $1,045 in the aggregate, is payable on April 27, 2018 to holders of record on April 15, 2018. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable May 29, 2018 to holders of record on May 15, 2018 and payable June 27, 2018 to holders of record on June 15, 2018.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

A cash dividend of $0.19 per outstanding common share, or $8,045 in the aggregate, is payable on April 27, 2018 to holders of record on April 13, 2018. We have also declared a cash dividend of $0.19 per outstanding common share payable May 30, 2018 to holders of record on May 15, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ARMOUR Residential REIT, Inc.

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

U.S. dollar amounts are presented in thousands, except per share data or as otherwise noted.

Overview

ARMOUR is a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Interest-Only Securities are the interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency (collectively, Credit Risk and Non-Agency Securities and together with Agency Securities and Interest-Only Securities, MBS), may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance. The Company is managed by ACM, an investment advisor registered with the SEC. See Note 11 and Note 16 to the consolidated financial statements for further details.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Our Manager

See Note 11 and Note 16 to the consolidated financial statements.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

On June 3, 2019, Fannie Mae and Freddie Mac are scheduled to start issuing a new common security, the Uniform MBS, in place of their current offerings of MBS. The new Uniform MBS will be issued using a new Common Securitization Platform ("CSP"). The Uniform MBS will more closely resemble current Fannie Mae MBS than current Freddie Mac MBS and will become the basis for the TBA MBS market place. Existing Freddie Mac MBS will be eligible for exchange into new Uniform MBS. We are unable to predict what impact the introduction of the new Uniform MBS and CSP will have on our existing MBS or the MBS market in the future.

Short-term Interest Rates and Funding Costs

On January 31, 2018, the Fed raised its target range for the Federal Funds Rate to between 1.25% and 1.50%. At its March 2018 meeting, the Fed again raised its target range to between 1.50% and 1.75%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from March 31, 2016 to March 31, 2018.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. Since 2015, the interest rate swap spread has been negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to economically hedge against changes in the valuation of our MBS. We do not use such hedging contracts for speculative purposes. As of March 31, 2018 and December 31, 2017, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income Summary

The following is a summary of our consolidated results of operations for the periods presented:

Interest income for the three months ended March 31, 2018, increased due to a larger average securities portfolio and an increase in asset yields compared to the three months ended March 31, 2017. This increase in our securities portfolio, was not enough to offset the increase in interest expense on our repurchase agreements, which led to the decrease in net interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

Net Interest Income
Agency Securities
52,253
44,081
Credit Risk and Non-Agency Securities
14,006
13,898
Interest-Only Securities
442
603
U. S. Treasury Securities
844
—
BUCKLER Subordinated loan
624
—
Interest expense-repurchase agreements
(32,018)
(18,064)
Net Interest Income
36,151
40,518
($ in thousands)
Three Months Ended March 31, 2018
Three Months Ended March 31, 2017

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2018 vs. 2017

•
Our average securities portfolio (including TBA Agency Securities) increased by 12.7% from $9,148,699 for the three months ended March 31, 2017 to $10,309,102 for the three months ended March 31, 2018.

•
Our asset yields increased by 0.12% and our interest expense on our repurchase agreements increased by 0.7% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The asset yield increase was mainly due to the change in the composition of our securities portfolio and slower prepayment speeds. The change in interest expense on our repurchase agreements was due to a larger average securities portfolio and an increase in short-term rates by the Fed.

•	Our net interest rate spread decreased by 0.09% basis points from 1.61% for the three months ended March 31, 2017 to 1.52% for the three months ended March 31, 2018.

At March 31, 2018 and December 31, 2017, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 104.1% and 104.4%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following table presents the components of the yield earned on our securities portfolio (including TBA Agency Securities) for the quarterly periods ended on the dates shown below:

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Other Income

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

2018 vs. 2017

•
Losses on Agency Securities resulted from the sales of Agency Securities during the three months ended March 31, 2018 of $1,137,792, including $68,796 of forward settling sales, and sales of $1,387,366 during the three months ended March 31, 2017. At March 31, 2018 and March 31, 2017, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. During 2017, we identified certain low yielding Agency Securities that we plan to replace with securities having more attractive returns as market conditions permit. For those securities that were previously identified, we recognized additional losses totaling $12,090 for the three months ended March 31, 2018 in our consolidated financial statements of operations. The aggregate fair value of the remaining identified low yielding Agency Securities is $681,827 at March 31, 2018. We determined that there was no other than temporary impairment of our remaining Agency Securities as of March 31, 2018

•
No other than temporary impairment was recognized for the three months ended March 31, 2017, because we determined that we 1) did not have the intent to sell the Agency Securities in an unrealized loss position, 2) did not believe it more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and/or 3) determined that a credit loss did not exist.

•	Gain on Credit Risk and Non-Agency Securities resulted mainly from the change in fair value of the securities.

•	The loss on Interest-Only Securities resulted from a decrease in the fair value of these securities.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The increase in our total interest rate swap contracts aggregate notional balance from $4,225,000 at March 31, 2017 to $6,800,000 at March 31, 2018.

◦	The increase in our total TBA Agency Securities aggregate notional balance from $1,250,000 at March 31, 2017 to $4,300,000 at March 31, 2018.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,620,693 at March 31, 2018 and $2,469,368 at March 31, 2017, respectively.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Taxable Income

As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax. See Note 15 to the consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2018 and March 31, 2017, other comprehensive (loss) income totaled $(100,717) and $17,268, respectively, reflecting net unrealized gain (loss) on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasury Securities and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in these asset classes.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The charts below present the breakout by percentage of our securities portfolio, at fair value as of the dates indicated.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at March 31, 2018 and December 31, 2017.

March 31, 2018

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$59,222	$61,272	3.08%	13.68%	10
Multi-Family MBS	1,455,141	1,464,067	3.19%	0.00%	84
10 Year Fixed	59,780	61,663	4.01%	7.99%	90
15 Year Fixed	1,224,013	1,263,031	3.80%	8.98%	159
20 Year Fixed	25,864	27,139	4.42%	14.01%	199
25 Year Fixed	61,895	63,137	3.76%	7.36%	283
30 Year Fixed	3,229,571	3,305,123	3.90%	6.83%	345
Total or Weighted Average	$6,115,486	$6,245,432	3.71%	5.75%	239
TBA Agency Securities 15 Year (2)	2,500,000	2,543,388	3.50%	0.00%	180
TBA Agency Securities 30 Year (2)	1,800,000	1,881,334	4.50%	0.00%	360
Total or Weighted Average	10,415,486	10,670,154
Interest-Only Securities (3)	125,971	24,933	4.85%	13.17%	273
Total or Weighted Average		$10,695,087

(1) Weighted average for all prepayments during the three months ended March 31, 2018, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of March 31, 2018, our TBA Agency Securities had a net carrying value of $3,659, reported as a derivative asset and $(4,285), reported as a derivative liability on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
(3) Interest-Only Securities principal amount represents the outstanding balance of the underlying Agency Securities from which the Interest-Only Security is derived. We are not entitled to receive any of those principal amounts.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

December 31, 2017

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$63,675	$66,048	2.87%	11.40%	9
Multi-Family MBS	1,764,840	1,811,555	3.15%	0.00%	88
10 Year Fixed	94,262	98,018	4.00%	9.44%	93
15 Year Fixed	1,315,191	1,379,921	3.80%	10.87%	161
20 Year Fixed	27,405	29,211	4.42%	17.10%	202
25 Year Fixed	47,875	49,753	3.69%	5.49%	281
30 Year Fixed	3,872,423	4,044,460	3.88%	6.56%	349
Total or Weighted Average	$7,185,671	$7,478,966	3.68%	5.58%	244
TBA Agency Securities 15 Year (2)	500,000	509,278	3.00%	0.00%	180
TBA Agency Securities 30 Year (2)	1,100,000	1,163,836	4.37%	0.00%	360
Total or Weighted Average	$8,785,671	$9,152,080
Interest-Only Securities (3)	132,029	25,752	4.84%	13.28%	276
Total or Weighted Average		$9,177,832

(1) Weighted average for all prepayments during the year ended December 31, 2017, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of December 31, 2017, our TBA Agency Securities had a carrying value of $934, reported as derivative assets and a carrying amount of $(2,258), reported as a derivative liability on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
(3) Interest-Only Securities principal amount represents the outstanding balance of the underlying Agency Securities from which the Interest-Only Security is derived. We are not entitled to receive any of those principal amounts.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The charts below present the percentage of our Agency Securities, Interest-only Securities and TBA Agency Securities by type each at fair value as of the dates indicated.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At March 31, 2018, we had investment related receivables of $68,796 with respect to unsettled sales and investment related payables of $227,409 with respect to unsettled purchases. At December 31, 2017 we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

At March 31, 2018 and December 31, 2017, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 10 months and 9 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

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

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at March 31, 2018.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$758,090	$866,736	6.37%	110
Legacy Prime Fixed	18,585	16,267	6.03%	227
Legacy ALTA Fixed	64,175	53,401	5.58%	234
Legacy Prime Hybrid	10,821	9,874	3.27%	226
Legacy ALTA Hybrid	4,708	4,476	3.55%	214
New Issue Prime Fixed	18,716	18,196	3.69%	314
Total or Weighted Average	$875,095	$968,950	6.22%	124

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2017.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$764,172	$870,494	6.05%	112
Legacy Prime Fixed	19,237	16,778	6.03%	230
Legacy ALTA Fixed	65,920	54,727	5.85%	237
Legacy Prime Hybrid	11,452	10,469	3.17%	229
Legacy ALTA Hybrid	4,901	4,660	3.47%	217
New Issue Prime Fixed	19,025	18,701	3.69%	317
Total or Weighted Average	$884,707	$975,829	5.95%	127

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at March 31, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
March 31, 2018	$141,378	$776,661	$50,911	$968,950
December 31, 2017	$21,452	$931,327	$23,050	$975,829

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Credit Risk and Non-Agency Securities at March 31, 2018 or December 31, 2017.

The charts below present the percentage of our Credit Risk and Non-Agency Securities, at fair value, by type at March 31, 2018 and at December 31, 2017.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

U.S. Treasury Securities

We purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS.

The table below summarizes certain characteristics of our U.S. Treasury Securities at March 31, 2018.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
U.S. Treasury Securities	$670,000	$670,696	2.66%	67

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 27 and 32 of which had open repurchase agreements with us at March 31, 2018 and December 31, 2017, respectively. We had outstanding balances under our repurchase agreements at March 31, 2018 and December 31, 2017 of $6,853,715 and $7,555,917, respectively, consistent with the decrease in our Agency Securities in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2018, the average haircut percentage was 5.84% compared to 6.39% at December 31, 2017. The change in the average haircut percentage reflects the financing of our Credit Risk and Non-Agency Securities. At March 31, 2018 and December 31, 2017, Buckler Securities LLC had an amount at risk that was 11.0% and 9.0%, respectively, of our total stockholders' equity and had a weighted average maturity of repurchase agreements of 20 days and 70 days, respectively.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. At March 31, 2018 and December 31, 2017, the notional value of our interest rate swap contracts was 110.0% and 70.8%, respectively, of the fair market value of our Agency Securities non-adjustable rate mortgages. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

At March 31, 2018 and December 31, 2017, we had derivatives with a net fair value of $128,821 and $29,263, respectively. At March 31, 2018 and December 31, 2017, we had interest rate swap contracts with an aggregate notional balance of $6,800,000 and $5,250,000. We also had TBA Agency Securities with an aggregate notional balance of $4,300,000 and $1,600,000 at March 31, 2018 and December 31, 2017, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains of $58,597 and $11,519, related to our derivatives for the three months ended March 31, 2018 and March 31, 2017, respectively. For the three months ended March 31, 2018, the net unrealized gain (loss) of our Agency Securities decreased by $(145,410). For the three months ended March 31, 2017, the net unrealized gain (loss) of our Agency Securities increased by $6,114. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

primarily to effectively establish and finance portfolio positions. See the section, Agency Securities, Interest-Only Securities and TBA Agency Securities above.

Contractual Obligations and Commitments

We had the following contractual obligations at March 31, 2018:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$6,853,715	$6,853,715	$—	$—	$—
Interest expense on repurchase agreements	12,781	12,781	—	—	—
Related Party Fees (1)	190,085	27,155	54,310	54,310	54,310
Board of Directors fees (2)	8,288	1,184	2,368	2,368	2,368
Total	$7,064,869	$6,894,835	$56,678	$56,678	$56,678

(1) Represents fees to be paid to ACM under the terms of the Management Agreements (Refer to Note 11 and Note 16 to the consolidated financial statements).
(2) Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at March 31, 2018. We had interest rate swap contracts with an aggregate notional balance of $6,800,000, a weighted average swap rate of 1.90% and a weighted average term of 66 months at March 31, 2018.

Liquidity and Capital Resources

Net cash used in operating activities was $(607) and $(5,039), respectively, for the three months ended March 31, 2018 and March 31, 2017. Our average securities portfolio was $9,316,539 and $9,148,699, respectively, for the three months ended March 31, 2018 and March 31, 2017, respectively.

At March 31, 2018, we financed our securities portfolio with $6,853,715 of borrowings under repurchase agreements. Our leverage ratio at March 31, 2018, was 5.51:1. At March 31, 2018, we had a leverage ratio of 7.61:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At March 31, 2018, our liquidity totaled $686,688, consisting of $216,497 of cash plus $470,191 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at March 31, 2018 and December 31, 2017.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

During the three months ended March 31, 2018, we purchased $895,529 of securities using proceeds from repurchase agreements and principal repayments. During the three months ended March 31, 2018, we received cash of $176,817 from prepayments and scheduled principal payments on our securities. We had a net cash decrease from our repurchase agreements of $702,202 for the three months ended March 31, 2018 and made cash interest payments of approximately $53,651 on our liabilities for the three months ended March 31, 2018. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $4,012 of cash collateral posted to counterparties at March 31, 2018 and decreased our liability by $98,128 for cash collateral posted by counterparties at March 31, 2018.

During the three months ended March 31, 2017, we purchased $1,883,963 of securities using proceeds from repurchase agreements and principal repayments. During the three months ended March 31, 2017, we received cash of $224,119 from prepayments and scheduled principal payments on our securities. We had a net cash increase from our repurchase agreements of $304,059 for the three months ended March 31, 2017 and made cash interest payments of approximately $36,117 on our liabilities for the three months ended March 31, 2017. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $54,770 of cash collateral posted to counterparties at March 31, 2017 and increased our liability by $6,786 for cash collateral posted by counterparties at March 31, 2017.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

See Note 9 to the consolidated financial statements for more information.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2018 and December 31, 2017, our total borrowings were $6,853,715 and $7,555,917 (excluding accrued interest), respectively. At March 31, 2018 and December 31, 2017, we had a leverage ratio of approximately 5.51:1 and 5.70:1, respectively. At March 31, 2018, we had a leverage ratio of 7.61:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At December 31, 2017, we had a leverage ratio of 6.96:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

Stockholders’ Equity

See Note 13 to the consolidated financial statements.

Off-Balance Sheet Arrangements

At March 31, 2018 and December 31, 2017, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at March 31, 2018 and December 31, 2017, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Critical Accounting Policies

See Note 3 to the consolidated financial statements for our significant accounting policies.

Valuation of Investments in Securities

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Fair value for the Agency Securities and Interest-Only Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

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

Fair value for the Credit Risk and Non-Agency Securities in our securities portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

Fair value for the U.S. Treasury Securities in our securities portfolio is based on obtaining a valuation for each U.S. Treasury Securities from third party pricing services and/or dealer quotes.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Gains and Losses on U.S. Treasury Securities

We carry our U.S. Treasury Securities at fair value and reflect changes in those fair values in net income as other gains and losses.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Glossary of Terms:
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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

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

Interest Rate, Cap and Mismatch Risk

A portion of our securities portfolio consists of hybrid adjustable rate and adjustable rate MBS. Hybrid mortgages are ARMs that have a fixed-interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

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

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at March 31, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2018 and December 31, 2017. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

March 31, 2018

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	10.95%	(0.95)%	(8.22)%
0.50%	5.59%	(0.40)%	(3.47)%
(0.50)%	(6.20)%	0.11%	0.93%
(1.00)%	(13.03)%	(0.17)%	(1.48)%

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at March 31, 2018 and December 31, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an other than temporary impairment) reported as part of the separate consolidated statement of comprehensive income (loss).

All of our Credit Risk and Non-Agency Securities, Interest-Only Securities and U.S. Treasury Securities are classified as trading securities. As such, they are reflected at fair value with the periodic adjustment to fair value reflected as part of “Other Income (Loss)” reported as part of the consolidated statements of operations.

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

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

March 31, 2018

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.16)%	(9.78)%
+10 BPS	(0.46)%	(3.91)%
-10 BPS	0.46%	3.91%
-25 BPS	1.16%	9.78%

December 31, 2017

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.32)%	(10.08)%
+10 BPS	(0.53)%	(4.03)%
-10 BPS	0.53%	4.03%
-25 BPS	1.32%	10.08%

The above tables quantify the estimated changes in the fair value of our securities portfolio and in our portfolio book value as of March 31, 2018 and December 31, 2017. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

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

ARMOUR Residential REIT, Inc.

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2018. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

ARMOUR Residential REIT, Inc.

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

ARMOUR Residential REIT, Inc.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 24, 2018, our Board of Directors amended our bylaws, effective immediately. The amended Article XIV now permits stockholders, subject to the satisfaction of certain procedural requirements, to amend our bylaws by the affirmative vote of the holders of a majority of our outstanding Common Shares entitled to be cast thereon pursuant to a binding proposal submitted for approval at a duly called annual meeting or special meeting of stockholders. A stockholder proposal submitted under the amended Article XIV may not alter or repeal (i) Article XII of the bylaws, which provides for indemnification of our directors and officers, or (ii) Article XIV of the bylaws, which addresses procedures for amendment of the bylaws, without the approval of the Board of Directors.

The foregoing description of the amended bylaws is qualified in its entirety by reference to a copy of the First Amendment to Amended and Restated Bylaws filed as Exhibit 3.1 to this Form 10-Q, which is incorporated by reference herein.
Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	First Amendment to Amended and Restated Bylaws of ARMOUR (2)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

ARMOUR Residential REIT, Inc.

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2018	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer