Form 10-Q
period 2018-06-30
Armour Residential REIT, Inc.
filed 2018-07-25
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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

The number of outstanding shares of the Registrant’s common stock as of July 24, 2018 was 41,928,133.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	June 30, 2018	December 31, 2017
Assets
Cash	$335,548	$265,232
Cash collateral posted to counterparties	9,653	17,162
Investments in securities, at fair value
Agency Securities (including pledged securities of $5,816,453 at June 30, 2018 and $7,094,766 at December 31, 2017)	6,253,312	7,478,966
Credit Risk and Non-Agency Securities (including pledged securities of $831,040 at June 30, 2018 and $974,372 at December 31, 2017)	957,752	975,829
Interest-Only Securities	23,415	25,752
Receivable for unsettled sales (including pledged securities of $216,292 at June 30, 2018)	216,292	—
Derivatives, at fair value	173,863	37,211
Accrued interest receivable	19,329	22,165
Prepaid and other	2,814	1,600
Subordinated loans due from BUCKLER Securities LLC	105,000	105,000
Total Assets	$8,096,978	$8,928,917
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$6,254,189	$7,555,917
Cash collateral posted by counterparties	161,934	29,593
Payable for unsettled purchases	462,325	—
Derivatives, at fair value	177	7,948
Accrued interest payable- repurchase agreements	6,037	6,452
Accounts payable and other accrued expenses	5,808	2,956
Total Liabilities	$6,890,470	$7,602,866

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 6,369 and 6,262 shares issued and outstanding at June 30, 2018 and December 31, 2017 ($159,232 and $156,560 aggregate liquidation preference, respectively)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 41,928 and 41,877 shares issued and outstanding at June 30, 2018 and December 31, 2017	42	42
Additional paid-in capital	2,713,258	2,709,335
Accumulated deficit	(1,361,701)	(1,363,223)
Accumulated other comprehensive loss	(145,099)	(20,111)
Total Stockholders’ Equity	$1,206,508	$1,326,051
Total Liabilities and Stockholders’ Equity	$8,096,978	$8,928,917

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income:
Agency Securities, net of amortization of premium and fees	$47,809	$44,937	$100,062	$89,018
Credit Risk and Non-Agency Securities, including discount accretion	14,330	14,514	28,336	28,412
Interest-Only Securities	417	577	859	1,180
U.S. Treasury Securities	2,805	—	3,649	—
BUCKLER Subordinated loans	430	—	1,054	—
Total Interest Income	$65,791	$60,028	$133,960	$118,610
Interest expense- repurchase agreements	(35,706)	(20,516)	(67,724)	(38,580)
Net Interest Income	$30,085	$39,512	$66,236	$80,030
Other Income (Loss):
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(25,316)	(460)	(57,919)	(11,614)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income)	—	(10,338)	(12,090)	(10,338)
Gain (loss) on Credit Risk and Non-Agency Securities	(3,234)	30,211	(1,951)	54,495
Gain (loss) on Interest-Only Securities	(450)	1,286	(152)	(2,457)
Loss on U.S. Treasury Securities	(8,884)	—	(6,308)	—
Subtotal	$(37,884)	$20,699	$(78,420)	$30,086
Realized gain (loss) on derivatives (1)	(14,341)	9,641	(52,945)	(2,608)
Unrealized gain (loss) on derivatives	45,054	(30,789)	142,255	(7,021)
Subtotal	$30,713	$(21,148)	$89,310	$(9,629)
Total Other Income (Loss)	$(7,171)	$(449)	$10,890	$20,457
Expenses:
Management fees	6,803	6,523	13,604	13,044
Professional fees	1,340	1,499	2,512	2,379
Insurance	165	196	330	473
Compensation	995	496	1,972	973
Other	49	650	399	1,201
Total Expenses	$9,352	$9,364	$18,817	$18,070
Net Income	$13,562	$29,699	$58,309	$82,417
Dividends on preferred stock	(4,259)	(3,905)	(8,513)	(7,811)
Net Income available to common stockholders	$9,303	$25,794	$49,796	$74,606
Net Income per share available to common stockholders (Note 13):
Basic	$0.22	$0.70	$1.19	$2.03
Diluted	$0.22	$0.70	$1.18	$2.03
Dividends declared per common share	$0.57	$0.57	$1.14	$1.14
Weighted average common shares outstanding:
Basic	41,912	36,782	41,900	36,753
Diluted	42,328	36,798	42,316	36,769

(1) Interest expense related to our interest rate swap contracts is recorded in realized gain (loss) on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 9.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$13,562	$29,699	$58,309	$82,417
Other comprehensive income (loss):
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	25,316	460	57,919	11,614
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	10,338	12,090	10,338
Net unrealized gain (loss) on available for sale Agency Securities	(49,587)	15,182	(194,997)	21,296
Other comprehensive income (loss)	$(24,271)	$25,980	$(124,988)	$43,248
Comprehensive Income (Loss)	$(10,709)	$55,679	$(66,679)	$125,665

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	2,181	$2	$53,172	6,262	$6	$151,515	41,877	$42	$2,504,648	$2,709,335	$(1,363,223)	$(20,111)	$1,326,051
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(2,249)	—	(2,249)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(6,264)	—	(6,264)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(48,274)	—	(48,274)
Issuance of Series B Preferred stock, net of expenses	—	—	—	107	—	2,632	—	—	—	2,632	—	—	2,632
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	51	—	1,291	1,291	—	—	1,291
Net Income	—	—	—	—	—	—	—	—	—	—	58,309	—	58,309
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(124,988)	(124,988)
Balance, June 30, 2018	2,181	$2	$53,172	6,369	$6	$154,147	41,928	$42	$2,505,939	$2,713,258	$(1,361,701)	$(145,099)	$1,206,508

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net Income	$58,309	$82,417
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	18,551	23,327
Accretion of net discount on Credit Risk and Non-Agency Securities	(1,603)	(2,066)
Net amortization of Interest-Only Securities	2,186	2,543
Net amortization of U.S. Treasury Securities	(71)	—
Realized loss on sale of Agency Securities	57,919	11,614
Other than temporary impairment of Agency Securities	12,090	10,338
(Gain) loss on Credit Risk and Non-Agency Securities	1,951	(54,495)
Loss on Interest-Only Securities	152	2,457
Loss on U.S. Treasury Securities	6,308	—
Stock based compensation	1,291	407
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	3,394	745
Increase in prepaid and other assets	(1,214)	(137)
Change in derivatives, at fair value	(144,423)	(13,583)
Decrease in accrued interest payable- repurchase agreements	(415)	(3,258)
Increase (decrease) in accounts payable and other accrued expenses	2,852	(777)
Net cash provided by operating activities	$17,277	$59,532
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,230,132)	(2,656,390)
Purchases of Credit Risk and Non-Agency Securities	—	(8,224)
Purchases of U.S. Treasury Securities	(668,120)	—
Principal repayments of Agency Securities	330,498	399,343
Principal repayments of Credit Risk and Non-Agency Securities	17,728	118,751
Proceeds from sales of Agency Securities	2,157,215	2,687,595
Proceeds from sales of U.S. Treasury Securities	661,883	—
Increase in cash collateral	139,850	20,424
Subordinated loans due from BUCKLER	—	(25,000)
Net cash provided by investing activities	$1,408,922	$536,499
Cash Flows From Financing Activities:
Issuance of Series B Preferred stock, net of expenses	2,632	—
Issuance of common stock, net of expenses	—	116,693
Proceeds from repurchase agreements	89,018,914	70,089,122
Principal repayments on repurchase agreements	(90,320,642)	(70,611,773)
Series A Preferred stock dividends paid	(2,249)	(2,249)
Series B Preferred stock dividends paid	(6,264)	(5,562)
Common stock dividends paid	(48,274)	(41,902)
Net cash used in financing activities	$(1,355,883)	$(455,671)
Net increase in cash	70,316	140,360
Cash - beginning of period	265,232	271,773
Cash - end of period	$335,548	$412,133
Supplemental Disclosure:
Cash paid during the period for interest	$91,941	$57,131
Non-Cash Investing Activities:
Receivable for unsettled sales	$216,292	$—
Payable for unsettled purchases	$462,325	$828,642
Net unrealized gain (loss) on available for sale Agency Securities	$(194,997)	$21,296
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

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission (the “SEC”), (see Note 10 -Commitments and Contingencies and Note 15 -Related Party Transactions for additional discussion). We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

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

Note 2 -Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Agency Securities - At June 30, 2018 and December 31, 2017, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Credit Risk and Non-Agency Securities - At June 30, 2018 and December 31, 2017, all of our Credit Risk and Non-Agency Securities were classified as trading securities. Credit Risk and Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

Interest-Only Securities - At June 30, 2018 and December 31, 2017, all of our Interest-Only Securities were classified as trading securities. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-Only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

U.S. Treasury Securities - U.S. Treasury Securities are classified as trading securities and are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations. We did not have any U.S. Treasury Securities at June 30, 2018 and December 31, 2017.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2018 and December 31, 2017.

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

Note 4 -Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board. Those not listed below were deemed to be either not applicable, are not expected to have a significant impac

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

t on our consolidated financial statements when adopted, or did not have a significant impact on our consolidated financial statements upon adoption.

In June 2018, the Financial Accounting Standards Board issued ASU 2018–07, Improvements to Nonemployee Share–Based Payment Accounting (Topic 718). The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity–classified share–based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The standard is to be applied on a modified retrospective basis through a cumulative–effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The standard is effective for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. The Company is currently assessing the impact of the standard on the consolidated financial statements.

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard amends the hedge accounting recognition and presentation requirements in ASC 815. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein, however, early adoption is permitted. The Company is currently assessing the impact of the standard and whether it may apply hedge accounting in the future.

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

At the beginning of each quarter, we assess the assets and liabilities that are measured at fair value on a recurring basis to determine if any transfers between levels in the fair value hierarchy are needed.

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

Agency Securities - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2018 and December 31, 2017, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Credit Risk and Non-Agency Securities - The fair value for the Credit Risk and Non-Agency Securities in our securities portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to fair value determined using a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2018 and December 31, 2017, all of our Credit Risk and Non-Agency Securities are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Interest-Only Securities - The fair value for the Interest-Only Securities in our securities portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2018 and December 31, 2017, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

U.S. Treasury Securities- Fair value for the U.S. Treasury Securities in our securities portfolio is based on obtaining a valuation for each U.S. Treasury Securities from third party pricing services and/or dealer quotes. U.S. Treasury Securities fair values are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets. We did not have any U.S. Treasury Securities at June 30, 2018 and December 31, 2017.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2018
Assets at Fair Value:
Agency Securities	$—	$6,253,312	$—	$6,253,312
Credit Risk and Non-Agency Securities	$—	$957,752	$—	$957,752
Interest-Only Securities	$—	$23,415	$—	$23,415
Derivatives	$—	$173,863	$—	$173,863
Liabilities at Fair Value:
Derivatives	$—	$177	$—	$177

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three and six months ended ending June 30, 2018.

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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at June 30, 2018 and December 31, 2017.

June 30, 2018			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$335,548	$335,548	$335,548	$—	$—
Cash collateral posted to counterparties	$9,653	$9,653	$—	$9,653	$—
Receivable for unsettled sales	$216,292	$216,292	$—	$216,292	$—
Accrued interest receivable	$19,329	$19,329	$—	$19,329	$—
Subordinated loans due from BUCKLER Securities LLC	$105,000	$105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$6,254,189	$6,254,189	$—	$6,254,189	$—
Cash collateral posted by counterparties	$161,934	$161,934	$—	$161,934	$—
Payable for unsettled purchases	$462,325	$462,325	$—	$462,325	$—
Accrued interest payable- repurchase agreements	$6,037	$6,037	$—	$6,037	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

December 31, 2017			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$265,232	$265,232	$265,232	$—	$—
Cash collateral posted to counterparties	$17,162	$17,162	$—	$17,162	$—
Accrued interest receivable	$22,165	$22,165	$—	$22,165	$—
Subordinated loans due from BUCKLER Securities LLC	$105,000	105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$7,555,917	$7,555,917	$—	$7,555,917	$—
Cash collateral posted by counterparties	$29,593	$29,593	$—	$29,593	$—
Accrued interest payable- repurchase agreements	$6,452	$6,452	$—	$6,452	$—

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2017. We did not have any Level 3 assets during the three and six months ended June 30, 2018.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Credit Risk and Non-Agency Securities	2017	2017
Balance, beginning of period	$1,069,438	$1,052,170
Purchases of Credit Risk and Non-Agency Securities, at cost	—	8,224
Principal repayments of Credit Risk and Non-Agency Securities	(102,663)	(118,751)
Gain on Credit Risk and Non-Agency Securities	30,211	54,495
Accretion of net discount on Credit Risk and Non-Agency Securities	1,218	2,066
Balance, end of period	$998,204	$998,204
Gain on Credit Risk and Non-Agency Securities	$30,211	$54,495

The significant unobservable inputs used in the fair value measurement of our Level 3 Credit Risk and Non-Agency Securities at June 30, 2017, included assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates. At the beginning of the third quarter 2017, we determined that third party pricing services and or/dealer quotes available for Credit Risk and Non-Agency Securities met the criteria for Level 2 classification. Fair values obtained from third party pricing services for similar instruments are classified as Level 2 securities, if the inputs to the pricing model used is consistent with the Level 2 definition. We transferred the securities to Level 2 from Level 3 at the commencement of the third quarter in 2017.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 6 -Agency Securities

At June 30, 2018 and December 31, 2017, investments in Agency Securities accounted for 86.5% and 88.2% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at June 30, 2018, June 30, 2017 and December 31, 2017, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

Results of this evaluation for the three and six months ended June 30, 2018 - No other than temporary impairment was recognized for the three months ended June 30, 2018. During the first quarter of 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $12,090, in our consolidated financial statements of operations.

Results of this evaluation for the three and six months ended June 30, 2017 - At June 30, 2017, unrealized losses on certain of our low yielding Agency Securities were determined to represent an other than temporary impairment because we planned to replace these low yielding securities with securities that had more attractive returns, as market conditions permitted. Accordingly, we recognized losses totaling $10,338 in our consolidated financial statements of operations, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $1,113,815 as of June 30, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of June 30, 2017.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At June 30, 2018, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at June 30, 2018 are also presented below. Our Agency Securities had a weighted average coupon of 3.81% at June 30, 2018.

June 30, 2018	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$23,462	$(297)	$87	$23,252	0.37%
Multi-Family MBS	1,467,578	(38,138)	9	1,429,449	22.86
10 Year Fixed	16,798	(323)	28	16,503	0.26
15 Year Fixed	26,824	(635)	—	26,189	0.42
20 Year Fixed	6,367	(252)	—	6,115	0.10
25 Year Fixed	15,739	(507)	—	15,232	0.24
30 Year Fixed	3,160,643	(71,049)	1,525	3,091,119	49.44
Total Fannie Mae	$4,717,411	$(111,201)	$1,649	$4,607,859	73.69%

Freddie Mac
10 Year Fixed	10,987	(62)	16	10,941	0.17
15 Year Fixed	80,133	(1,125)	—	79,008	1.26
25 Year Fixed	39,528	(1,903)	—	37,625	0.60
30 Year Fixed	1,515,890	(32,506)	567	1,483,951	23.74
Total Freddie Mac	$1,646,538	$(35,596)	$583	$1,611,525	25.77%

Ginnie Mae
ARMs & Hybrids	34,214	(535)	1	33,680	0.54
10 Year Fixed	248	—	—	248	0.00
Total Ginnie Mae	$34,462	$(535)	$1	$33,928	0.54%
Total Agency Securities	$6,398,411	$(147,332)	$2,233	$6,253,312	100.00%

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At June 30, 2018, we had investment related receivables of $216,292 with respect to unsettled sales and investment related payables of $462,325 with respect to unsettled purchases. At December 31, 2017 we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the weighted average lives of our Agency Securities at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	21,802	22,000	29,126	29,269
Greater than or equal to three years and less than five years	165,641	167,858	1,353,036	1,353,998
Greater than or equal to five years	6,065,869	6,208,553	6,096,804	6,115,810
Total Agency Securities	$6,253,312	$6,398,411	$7,478,966	$7,499,077

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at June 30, 2018 and December 31, 2017 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018	$3,895,211	$(102,524)	$1,171,068	$(44,808)	$5,066,279	$(147,332)
December 31, 2017	$4,355,924	$(28,906)	$733,637	$(10,486)	$5,089,561	$(39,392)

During the three and six months ended June 30, 2018, we sold $1,236,423 and $2,373,507 of Agency Securities, inclusive of $216,292 receivable for unsettled sales in the second quarter, which resulted in realized losses of $(25,316) and $(57,919), respectively. During the three and six months ended June 30, 2017, we sold $660,971 and $2,687,595 of Agency Securities, including $639,258 of unsettled sales from the first quarter, which resulted in realized losses of $(460) and $(11,614), respectively. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 -Credit Risk and Non-Agency Securities

At June 30, 2018 and December 31, 2017, investments in Credit Risk and Non-Agency Securities accounted for 13.2% and 11.5% of our securities portfolio.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The components of the carrying value of our Credit Risk and Non-Agency Securities at June 30, 2018 are presented in the table below.

	Credit Risk and Non-Agency Securities
June 30, 2018	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$859,562	$743,275	$752,694	6.59%
Legacy Prime Fixed	15,529	14,283	17,980	6.03%
Legacy ALT-A Fixed	51,126	45,275	62,166	5.85%
Legacy Prime Hybrid	9,512	8,659	10,389	3.34%
Legacy ALT-A Hybrid	4,288	3,623	4,518	3.85%
New Issue Prime Fixed	17,735	17,354	18,353	3.69%
Total Credit Risk and Non-Agency Securities	$957,752	$832,469	$866,100	6.45%

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2017 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2017	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$870,494	$753,422	$764,172	6.05%
Legacy Prime Fixed	16,778	15,287	19,237	6.03%
Legacy ALT-A Fixed	54,727	48,516	65,920	5.85%
Legacy Prime Hybrid	10,469	9,517	11,452	3.17%
Legacy ALT-A Hybrid	4,660	3,895	4,901	3.47%
New Issue Prime Fixed	18,701	17,957	19,025	3.69%
Total Credit Risk and Non-Agency Securities	$975,829	$848,594	$884,707	5.95%

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

The following table summarizes the weighted average lives of our Credit Risk and Non-Agency Securities at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
Weighted Average Life of all Credit Risk and Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	201,021	177,392	169,189	149,436
Greater than or equal to five years	756,731	655,077	806,640	699,158
Total Credit Risk and Non-Agency Securities	$957,752	$832,469	$975,829	$848,594

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at June 30, 2018 and December 31, 2017, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

Note 8 -Repurchase Agreements

At June 30, 2018, we had MRAs with 47 counterparties and outstanding borrowings with 26 of those counterparties. At December 31, 2017, we had MRAs with 46 counterparties and outstanding borrowings with 32 of those counterparties.

The following tables represent the contractual repricing regarding our repurchase agreements to finance our MBS at June 30, 2018 and December 31, 2017. No amounts below are subject to offsetting.

June 30, 2018	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$5,576,934	2.23%	25	4.21%
Credit Risk and Non-Agency Securities	677,255	2.95%	13	19.45%
Total or Weighted Average	$6,254,189	2.31%	23	6.12%

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the maturity or repricing and the weighted average contractual rates of our repurchase agreements to finance our MBS at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$5,239,133	2.33%	$1,738,768	2.08%
31 days to 60 days	712,013	2.16%	2,394,450	1.59%
61 days to 90 days	—	0.00%	3,422,699	1.61%
Greater than 90 days	303,043	2.24%	—	0.00%
Total or Weighted Average	$6,254,189	2.31%	$7,555,917	1.71%

At June 30, 2018 and December 31, 2017, BUCKLER Securities LLC, (See Note 15 -Related Party Transactions) accounted for 49.0% and 38.4% of our aggregate borrowings and had an amount at risk of 10.6% and 9.0%, respectively, of our total stockholders' equity with a weighted average maturity of 25 days and 70 days, respectively, on repurchase agreements.

In addition, at June 30, 2018 and December 31, 2017, we had 1 other repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for approximately 5.0% and 5.1% of our repurchase agreement borrowings outstanding at June 30, 2018 and December 31, 2017, respectively.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about our derivatives at June 30, 2018 and December 31, 2017.

June 30, 2018

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap/Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	17	1.21%	550,000	9,634	—
Interest rate swap contracts	25-36 Months	29	1.83%	1,675,000	21,380	—
Interest rate swap contracts	49-60 Months	56	2.11%	1,025,000	29,548	—
Interest rate swap contracts	61-72 Months	67	1.75%	1,100,000	42,071	—
Interest rate swap contracts	73-84 Months	79	2.24%	525,000	7,094	—
Interest rate swap contracts	85-96 Months	93	1.95%	50,000	1,997	—
Interest rate swap contracts	97-108 Months	102	1.95%	1,200,000	50,185	—
Interest rate swap contracts	109-120 Months	115	2.33%	625,000	8,732	—
TBA Agency Securities (2)	n/a	n/a	n/a	2,100,000	3,222	(177)
Total or Weighted Average				$8,850,000	$173,863	$(177)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Implied cost basis of $2,189,912 and implied market value of $2,192,957. Includes $300,000 notional amount of forward settling TBA Agency Securities.

(3)	Includes $500,000 notional of forward settling swap contracts that settle within 4 months.

December 31, 2017

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	5	0.92%	$50,000	$191	$—
Interest rate swap contracts	13-24 Months	23	1.21%	550,000	6,398	—
Interest rate swap contracts	25-36 Months	30	1.48%	675,000	5,495	—
Interest rate swap contracts	61-72 Months	65	1.97%	1,975,000	11,624	(250)
Interest rate swap contracts	73-84 Months	79	1.89%	575,000	3,306	(1,885)
Interest rate swap contracts	97-108 Months	107	1.93%	1,050,000	9,263	(10)
Interest rate swap contracts	109-120 Months	114	2.10%	375,000	—	(3,545)
TBA Agency Securities (2)	0-60 Months	n/a	n/a	1,600,000	934	(2,258)
Total or Weighted Average				$6,850,000	$37,211	$(7,948)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.
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

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at June 30, 2018.

June 30, 2018		Gross Amounts Not Offset in the consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$170,641	$—	$(152,217)	$18,424
TBA Agency Securities	3,222	(177)	(2,891)	154
Totals	$173,863	$(177)	$(155,108)	$18,578

June 30, 2018		Gross Amounts Not Offset in the consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$—	$—	$—	$—
Agency Securities TBA	(177)	177	—	—
Totals	$(177)	$177	$—	$—

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018 and June 30, 2017.

		Income (Loss) Recognized
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives	Location on consolidated statements of operations	2018	2017	2018	2017
Interest rate swap contracts:
Realized gain	Realized gain (loss) on derivatives	$—	$—	$2,655	$—
Interest income	Realized gain (loss) on derivatives	28,558	11,140	50,727	19,514
Interest expense	Realized gain (loss) on derivatives	(29,833)	(19,557)	(57,681)	(38,565)
Changes in fair value	Unrealized gain (loss) on derivatives	46,522	(19,831)	138,851	(2,017)
		$45,247	$(28,248)	$134,552	$(21,068)
TBA Agency Securities:
Realized loss	Realized gain (loss) on derivatives	(13,066)	18,058	(48,646)	16,443
Changes in fair value	Unrealized gain (loss) on derivatives	(1,468)	(10,958)	3,404	(5,004)
		$(14,534)	$7,100	$(45,242)	$11,439
Totals		$30,713	$(21,148)	$89,310	$(9,629)

Note 10 -Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At June 30, 2018, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,620,693. At June 30, 2017, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,586,188. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2018 and December 31, 2017.

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

Note 11 -Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2018, there were 1,875 shares of common stock issuable under the Plan, of which 1,137 remain available for future issuance.

Transactions related to awards for the six months ended June 30, 2018 are summarized below:

	June 30, 2018
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	472	$24.82
Vested	(56)	$22.61
Unvested RSU Awards Outstanding end of period	416	$23.14

At June 30, 2018, there was approximately $9,630 of unvested stock based compensation related to the Awards (based on a stock price of $23.14 per share), that we expect to recognize as an expense over the remaining average service period of 3.1 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 -Stockholders' Equity

Preferred Stock

At June 30, 2018 and December 31, 2017, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 7,650 shares as 7.875% Series B Preferred Stock. At June 30, 2018, a total of 32,740 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At June 30, 2018 and December 31, 2017, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at June 30, 2018. At June 30, 2018 and December 31, 2017, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. Commencing on June 7, 2017, the Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At June 30, 2018 and December 31, 2017, we had 6,369 and 6,262 shares of Series B Preferred Stock, respectively, issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $159,232 and $156,560, respectively, in the aggregate at June 30, 2018 and December 31, 2017. Shares designated as Series B Preferred Stock but unissued totaled 1,281 at June 30, 2018. At June 30, 2018 and December 31, 2017, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

On August 30, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Preferred B ATM Sales Agreement”) relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 2,000 shares of our Series B Preferred Stock. For the six months ended June 30, 2018, we sold 107 shares under this agreement. Proceeds from the sale of the 107 shares were $2,632, net of issuance costs of approximately $42.

Common Stock

At June 30, 2018 and December 31, 2017, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 41,928 shares of common stock issued and outstanding at June 30, 2018 and 41,877 shares of common stock issued and outstanding at December 31, 2017.

On May 26, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to a proposed "at-the-market" offering program. On October 2, 2017, the Sales Agreement was amended. As of June 30, 2018, we have not sold any shares under this agreement.

Common Stock Repurchased

At June 30, 2018 and December 31, 2017, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). During the six months ended June 30, 2018, we did not repurchase any common shares under the Repurchase Program. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2018.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2018	January 29, 2018	$0.19	$8,046
February 15, 2018	February 27, 2018	$0.19	8,046
March 15, 2018	March 28, 2018	$0.19	8,046
April 13, 2018	April 27, 2018	$0.19	8,046
May 15, 2018	May 30, 2018	$0.19	8,045
June 15, 2018	June 28, 2018	$0.19	8,045
Total dividends paid			$48,274

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our Series A Preferred Stock dividend transactions for the six months ended June 30, 2018.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.17	$374.8
February 15, 2018	February 27, 2018	$0.17	374.8
March 15, 2018	March 27, 2018	$0.17	374.8
April 15, 2018	April 27, 2018	$0.17	374.8
May 15, 2018	May 29, 2018	$0.17	374.8
June 15, 2018	June 27, 2018	$0.17	374.8
Total dividends paid			$2,249

The following table presents our Series B Preferred Stock dividend transactions for the six months ended June 30, 2018.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.16	$1,039
February 15, 2018	February 27, 2018	$0.16	1,045
March 15, 2018	March 27, 2018	$0.16	1,045
April 15, 2018	April 27, 2018	$0.16	1,045
May 15, 2018	May 29, 2018	$0.16	1,045
June 15, 2018	June 27, 2018	$0.16	1,045
Total dividends paid			$6,264

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2018.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series B Preferred equity distribution agreement	January 2, 2018-January 26, 2018	107	$24.62	$2,632

(1) Weighted average price.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 -Net Income per Common Share

The following table presents a reconciliation of net income and the shares used in calculating weighted average basic and diluted earnings per common share for the three and six months ended June 30, 2018, and June 30, 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$13,562	$29,699	$58,309	$82,417
Less: Preferred dividends	(4,259)	(3,905)	(8,513)	(7,811)
Net Income available to common stockholders	$9,303	$25,794	$49,796	$74,606

Weighted average common shares outstanding – basic	41,912	36,782	41,900	36,753
Add: Effect of dilutive non-vested awards, assumed vested	416	16	416	16
Weighted average common shares outstanding – diluted	42,328	36,798	42,316	36,769

Note 14 -Income Taxes

The following table reconciles our GAAP net income to estimated REIT taxable income for the three and six months ended June 30, 2018 and June 30, 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net income	$13,562	$29,699	$58,309	$82,417
Book to tax differences:
TRS income	(119)	—	(287)	—
Premium amortization expense	(697)	—	(1,132)	(90)
Credit Risk and Non-Agency Securities	2,729	(31,494)	1,533	(56,436)
Interest-Only Securities	267	(1,863)	(140)	1,277
U.S. Treasury Securities	8,884	—	6,308	—
Changes in interest rate contracts	(31,988)	12,731	(96,264)	(9,422)
Other than temporary loss on Agency Securities	—	10,338	12,090	10,338
Losses on Security Sales	25,316	459	57,919	11,613
Amortization of deferred hedging costs	(14,067)	(14,828)	(28,651)	(29,732)
Other	4	5	6	9
Estimated REIT taxable income	$3,891	$5,047	$9,691	$9,974

Interest rate contracts are treated as hedging transactions for U. S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Net capital losses realized	Amount	Available to offset capital gains though
2013	(579,322)	2018
2014	(341,850)	2019
2015	(5,182)	2020
2016	(31,204)	2021
2017	(7,375)	2022

The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the Company's TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. The Company's TRS is subject to federal, state and local taxes. During the three and six months ended June 30, 2018, we recorded $25 and $50 of income tax expense attributable to our TRS.

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2018 by approximately $63,603, or approximately $1.52 per common share (based on the 41,928 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $28,396 and $56,787 for the three and six months ended June 30, 2018 and $24,856 and $49,713 for the three and six months ended June 30, 2017, respectively. Our estimated REIT taxable income available for distribution as dividends was $3,891 and $9,691 for the three and six months ended June 30, 2018 and $5,047 and $9,974 for the three and six months ended June 30, 2017, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

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

In accordance with management agreements, we incurred $6,803 and $13,604 in management fees for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, we incurred $6,523 and $13,044 in management fees. In accordance with the JAVELIN management agreement, we paid management fees of $565 and $1,130 for the three and six months ended June 30, 2017.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the three and six months ended June 30, 2018, we reimbursed ACM $66 and $113 for other expenses incurred on our behalf. For the three and six months ended June 30, 2017, we reimbursed ACM $328 and $683 for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award fully vested in December 2017 and resulted in our recognizing stock based compensation expense of $92 and $175 for the three and six months ended June 30, 2017. In November 2017, we elected to make restricted stock unit awards to ACM and to the Board. These awards began vesting in February 2018, causing us to recognize stock based compensation expense of $109 and $217 for the three and six months ended June 30, 2018.

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER Securities, LLC, (“BUCKLER”) a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. In May 2018, we made an additional contribution to BUCKLER of $66. The value of the investment was $85 at June 30, 2018 reflecting our total investment less our share of BUCKLER’s startup costs and operating losses, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
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

The Company has entered three subordinated loan agreements with BUCKLER, totaling $105.0 million. The loans have a stated interest rate of zero, plus additional interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. In 2018, BUCKLER has paid the Company $624 of interest on these loans, and accrued another $430, which it received in July 2018. The loans are repayable as follows:

•
$25.0 million due April 21, 2020. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan any time after April 21, 2018.

•
$15.0 million due August 31, 2020. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan any time after August 29, 2018.

•
$65.0 million due February 27, 2019. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan any time after August 29, 2018. In July

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

2018, our audit committee and independent directors separately approved an extension of the $65.0 million loan agreement with BUCKLER, to April 25, 2020, subject to approval by FINRA.

The Company had outstanding borrowings under repurchase agreements with BUCKLER totaling $3,066,956 and $2,903,769 at June 30, 2018 and December 31, 2017, respectively. See also Note 8, “Repurchase Agreements” for transactions with BUCKLER.

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

Note 17 -Subsequent Events

A cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $1,045 in the aggregate, is payable on July 27, 2018 to holders of record on July 15, 2018. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable August 27, 2018 to holders of record on August 15, 2018 and payable September 27, 2018 to holders of record on September 15, 2018.

A cash dividend of $0.19 per outstanding common share, or $8,045 in the aggregate, is payable on July 27, 2018 to holders of record on July 16, 2018. We have also declared a cash dividend of $0.19 per outstanding common share payable August 28, 2018 to holders of record on August 15, 2018.

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

Short-term Interest Rates and Funding Costs

On January 31, 2018, the Fed raised its target range for the Federal Funds Rate to between 1.25% and 1.50%. After its March 2018 meeting, the Fed raised its target range to between 1.50% and 1.75%. At its June 2018 meeting, the Fed raised its target range to between 1.75% and 2.00%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from June 30, 2016 to June 30, 2018.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. Since 2015, the interest rate swap spread has been negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to economically hedge against changes in the valuation of our MBS. We do not use such hedging contracts for speculative purposes. As of June 30, 2018 and December 31, 2017, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income Summary

The following is a summary of our consolidated results of operations for the periods presented:

Interest income for the three and six months ended June 30, 2018, increased due to a larger average securities portfolio and an increase in asset yields compared to the three and six months ended June 30, 2017. The increases in our securities portfolio and asset yields, in the aggregate, were not enough to offset the increase in interest expense on our repurchase agreements, which led to the decrease in net interest income for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

Net Interest Income
Agency Securities
47,809
44,937
100,062
89,018
Credit Risk and Non-Agency Securities
14,330
14,514
28,336
28,412
Interest-Only Securities
417
577
859
1,180
U. S. Treasury Securities
2,805
—
3,649
—
BUCKLER Subordinated loan
430
—
1,054
—
Interest expense-repurchase agreements
(35,706)
(20,516)
(67,724)
(38,580)
Net Interest Income
30,085
39,512
66,236
80,030
($ in thousands)
Three Months Ended June 30, 2018
Three Months Ended June 30, 2017
Six Months Ended June 30, 2018
Six Months Ended June 30, 2017

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2018 vs. 2017

•	Our average securities portfolio (including TBA Agency Securities) increased by 11.5% from $8,916,626 for the six months ended June 30, 2017 to $9,939,789 for the six months ended June 30, 2018.

•
Our asset yields increased by 0.11% and our interest expense on our repurchase agreements increased by 0.75% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The asset yield increase was mainly due to the change in the composition of our securities portfolio and slower prepayment speeds. The change in interest expense on our repurchase agreements was due to a larger average securities portfolio and an increase in short-term rates by the Fed.

•	Our net interest rate spread decreased by 0.11% basis points from 1.67% for the six months ended June 30, 2017 to 1.56% for the six months ended June 30, 2018.

At June 30, 2018 and December 31, 2017, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 103.9% and 104.4%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

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

Management’s Discussion and Analysis (continued)

Other Income

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

2018 vs. 2017

•
Losses on Agency Securities resulted from the sales of Agency Securities during the three and six months ended June 30, 2018 of $1,236,423 and $2,373,507, including $216,292 of unsettled sales in the second quarter. Sales were $660,971 and $2,687,595, including $639,258 of unsettled sales from the first quarter for the three and six months ended June 30, 2017.

•
At June 30, 2018 and June 30, 2017, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. During the second quarter of 2017, we identified certain low yielding Agency Securities that were replaced with securities having more attractive returns. For those securities that were previously identified, we recognized additional losses totaling $12,090 for the six months ended June 30, 2018 in our consolidated financial statements of operations. We determined that there was no other than temporary impairment of our remaining Agency Securities as of June 30, 2018. We recognized a loss of $10,338 in our consolidated financial statements of operations for the three and six months ended June 30, 2017 on certain of our low yielding Agency Securities that were determined to represent an other than temporary impairment because we planned to replace these low yielding securities with securities that had more attractive returns, as market conditions permitted. A new cost basis was established for those Agency Securities with an aggregate fair value of $1,113,815 as of June 30, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of June 30, 2017.

•	Gain (loss) on Credit Risk and Non-Agency Securities resulted from the change in fair value of the securities.

•	Gain (loss) on Interest-Only Securities resulted from the change in the fair value of these securities.

•	Loss on U.S. Treasury Securities resulted from the loss on the sale of these in the second quarter of 2018. We did not have any U.S. Treasury Securities remaining at June 30, 2018.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The increase in our total interest rate swap contracts aggregate notional balance from $5,200,000 at June 30, 2017 to $6,750,000 at June 30, 2018.

◦	The decrease in our total TBA Agency Securities aggregate notional balance from $2,350,000 at June 30, 2017 to $2,100,000 at June 30, 2018.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,620,693 at June 30, 2018 and $2,586,188 at June 30, 2017, respectively.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the three and six months ended June 30, 2018 and June 30, 2017, other comprehensive (loss) income totaled $(24,271) and $(124,988) and $25,980 and $43,248, respectively, reflecting net unrealized gain (loss) on available for sale Agency Securities net of amounts reclassified upon sale.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at June 30, 2018 and December 31, 2017.

June 30, 2018

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$55,053	$56,932	3.18%	10.95%	9
Multi-Family MBS	1,441,797	1,429,449	3.19%	0.00%	81
10 Year Fixed	27,100	27,691	4.04%	6.41%	86
15 Year Fixed	101,901	105,198	4.03%	12.38%	153
20 Year Fixed	5,923	6,115	4.16%	0.59%	196
25 Year Fixed	52,392	52,857	3.64%	5.81%	284
30 Year Fixed	4,475,612	4,575,070	4.01%	5.88%	347
Total or Weighted Average	$6,159,778	$6,253,312	3.81%	4.65%	278
TBA Agency Securities 15 Year (2)	300,000	307,621	4.00%	0.00%	180
TBA Agency Securities 30 Year (2)	1,800,000	1,885,336	4.72%	0.00%	360
Total or Weighted Average	8,259,778	8,446,269
Interest-Only Securities (3)	119,459	23,415	4.83%	15.18%	268
Total or Weighted Average		$8,469,684

(1) Weighted average for all prepayments during the three and six months ended June 30, 2018, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of June 30, 2018, our TBA Agency Securities had a net carrying value of $3,222, reported as a derivative asset and $(177), reported as a derivative liability on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At June 30, 2018, we had investment related receivables of $216,292 with respect to unsettled sales and investment related payables of $462,325 with respect to unsettled purchases. At December 31, 2017 we did not have any investment related receivables or payables with respect to unsettled sales and purchases of our Agency Securities.

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

At June 30, 2018 and December 31, 2017, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 9 months and 9 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

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

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at June 30, 2018.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$752,694	$859,562	6.59%	106
Legacy Prime Fixed	17,980	15,529	6.03%	223
Legacy ALTA Fixed	62,166	51,126	5.85%	230
Legacy Prime Hybrid	10,389	9,512	3.34%	222
Legacy ALTA Hybrid	4,518	4,288	3.85%	210
New Issue Prime Fixed	18,353	17,735	3.69%	310
Total or Weighted Average	$866,100	$957,752	6.45%	120

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2017.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$764,172	$870,494	6.05%	112
Legacy Prime Fixed	19,237	16,778	6.03%	230
Legacy ALTA Fixed	65,920	54,727	5.85%	237
Legacy Prime Hybrid	11,452	10,469	3.17%	229
Legacy ALTA Hybrid	4,901	4,660	3.47%	217
New Issue Prime Fixed	19,025	18,701	3.69%	317
Total or Weighted Average	$884,707	$975,829	5.95%	127

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
June 30, 2018	$337,094	$570,959	$49,699	$957,752
December 31, 2017	$21,452	$931,327	$23,050	$975,829

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Credit Risk and Non-Agency Securities at June 30, 2018 or December 31, 2017.

The charts below present the percentage of our Credit Risk and Non-Agency Securities, at fair value, by type at June 30, 2018 and at December 31, 2017.

U.S. Treasury Securities

From time to time we may purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS. We did not have any U.S. Treasury Securities at June 30, 2018 and December 31, 2017.

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 26 and 32 of which had open repurchase agreements with us at June 30, 2018 and December 31, 2017, respectively. We had outstanding balances under our repurchase agreements at June 30, 2018 and December 31, 2017 of $6,254,189 and $7,555,917, respectively, consistent with the decrease in our Agency Securities in our securities portfolio.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2018, the average haircut percentage was 6.12% compared to 6.39% at December 31, 2017. The change in the average haircut percentage reflects the financing of our Credit Risk and Non-Agency Securities.

Derivative Instruments

We use various interest rate contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or LIBOR. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. At June 30, 2018 and December 31, 2017, the notional value of our interest rate swap contracts was 108.9% and 70.8%, respectively, of the fair market value of the non-adjustable rate mortgages of our Agency Securities. For interest rate risk mitigation purposes, we consider Agency Securities to be ARMs if their interest rate is either currently subject to adjustment according to prevailing rates or if they are within 18 months of the period where such adjustments will occur. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

At June 30, 2018 and December 31, 2017, we had derivatives with a net fair value of $173,686 and $29,263, respectively. At June 30, 2018 and December 31, 2017, we had interest rate swap contracts with an aggregate notional balance of $6,750,000 and $5,250,000. We also had TBA Agency Securities with an aggregate notional balance of $2,100,000 and

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

$1,600,000 at June 30, 2018 and December 31, 2017, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains of $30,713 and $89,310, related to our derivatives for the three and six months ended June 30, 2018 and losses of $(21,148) and $(9,629) at June 30, 2017, respectively. For the three and six months ended June 30, 2018, the net unrealized gain (loss) of our Agency Securities decreased by $(49,587) and $(194,997), respectively. For the three and six months ended June 30, 2017, the net unrealized gain (loss) of our Agency Securities increased by $15,182 and $21,296, respectively. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

Contractual Obligations and Commitments

We had the following contractual obligations at June 30, 2018:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$6,254,189	$6,254,189	$—	$—	$—
Interest expense on repurchase agreements	14,551	14,551	—	—	—
Related Party Fees (1)	190,085	27,155	54,310	54,310	54,310
Board of Directors fees (2)	8,288	1,184	2,368	2,368	2,368
Total	$6,467,113	$6,297,079	$56,678	$56,678	$56,678

(1) Represents fees to be paid to ACM under the terms of the Management Agreements (Refer to Note 10 and Note 15 to the consolidated financial statements).
(2) Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at June 30, 2018. We had interest rate swap contracts with an aggregate notional balance of $6,750,000, a weighted average swap rate of 1.91% and a weighted average term of 63 months at June 30, 2018.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

Net cash provided by operating activities was $17,277 and $59,532, respectively, for the six months ended June 30, 2018 and June 30, 2017. Our average securities portfolio was $9,939,789 and $8,916,626, respectively, for the six months ended June 30, 2018 and June 30, 2017, respectively.

At June 30, 2018, we financed our securities portfolio with $6,254,189 of borrowings under repurchase agreements. Our leverage ratio at June 30, 2018, was 5.18:1. At June 30, 2018, we had a leverage ratio of 6.56:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At June 30, 2018, our liquidity totaled $676,125, consisting of $335,548 of cash plus $340,577 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at June 30, 2018 and December 31, 2017.

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

During the six months ended June 30, 2018, we purchased $2,360,577 of securities using proceeds from repurchase agreements and principal repayments. Of this amount, $462,325 was payable at June 30, 2018. During the six months ended June 30, 2018, we received cash of $348,226 from prepayments and scheduled principal payments on our securities. We had a net cash decrease from our repurchase agreements of $1,301,728 for the six months ended June 30, 2018 and made cash interest payments of approximately $91,941 on our liabilities for the six months ended June 30, 2018. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $7,509 of cash collateral posted to counterparties at June 30, 2018 and increased our liability by $132,341 for cash collateral posted by counterparties at June 30, 2018.

During the six months ended June 30, 2017, we purchased $3,493,256 of securities using proceeds from repurchase agreements and principal repayments. Of this amount, $828,642 was payable at June 30, 2017. During the six months ended June 30, 2017, we received cash of $518,094 from prepayments and scheduled principal payments on our securities. We had a net cash increase from our repurchase agreements of $522,651 for the six months ended June 30, 2017 and made cash interest payments of approximately $57,131 on our liabilities for the six months ended June 30, 2017. Part of funding our

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

operations includes providing margin cash to offset liability balances on our derivatives. We recovered $21,849 of cash collateral posted to counterparties at June 30, 2017 and decreased our liability by $1,425 for cash collateral posted by counterparties at June 30, 2017.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

At June 30, 2018 and December 31, 2017, BUCKLER Securities LLC, (“BUCKLER”) accounted for 49.0% and 38.4% of our aggregate borrowings and had an amount at risk of 10.6% and 9.0%, respectively, of our total stockholders’ equity with a weighted average maturity of 25 days and 70 day, respectively, on repurchase agreements.

                We have purchased a 10% equity ownership interest in BUCKLER and additionally, provided it with an aggregate of $105.0 million in subordinated loans which qualify as regulatory capital. Our Audit Committee reviewed, approved and authorized these BUCKLER agreements as related party transactions under Item 404 of Regulation S-K, which approval was subject to approval by our independent directors. Our independent directors separately and simultaneously authorized and approved these agreements and transactions. Our borrowings from BUCKLER and BUCKLER’s operating results are periodically reviewed by our Audit Committee and independent directors.

                The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.

See Note 8 and Note 15 to the consolidated financial statements for more information.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At June 30, 2018 and December 31, 2017, our total borrowings were $6,254,189 and $7,555,917 (excluding accrued interest), respectively. At June 30, 2018 and December 31, 2017, we had a leverage ratio of approximately 5.18:1 and 5.70:1, respectively. At June 30, 2018, we had a leverage ratio of 6.56:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At December 31, 2017, we had a leverage ratio of 6.96:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Off-Balance Sheet Arrangements

At June 30, 2018 and December 31, 2017, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2018 and December 31, 2017, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Gains and Losses on Credit Risk and Non-Agency Securities, Interest-Only Securities and U.S. Treasury Securities

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Subsequent Events

See Note 17 to the consolidated financial statements.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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
“Board” means ARMOUR’s Board of Directors.
“BUCKLER” means BUCKLER Securities, LLC, a Delaware limited liability company, and a FINRA-regulated broker-dealer. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
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

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2018 and December 31, 2017. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

June 30, 2018

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	8.18%	(0.69)%	(5.28)%
0.50%	4.22%	(0.23)%	(1.77)%
(0.50)%	(4.94)%	(0.12)%	(0.89)%
(1.00)%	(10.68)%	(0.67)%	(5.14)%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at June 30, 2018 and December 31, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

June 30, 2018

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.32)%	(9.93)%
+10 BPS	(0.53)%	(3.37)%
-10 BPS	0.53%	3.97%
-25 BPS	1.32%	9.93%

December 31, 2017

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.32)%	(10.08)%
+10 BPS	(0.53)%	(4.03)%
-10 BPS	0.53%	4.03%
-25 BPS	1.32%	10.08%

The above tables quantify the estimated changes in the fair value of our securities portfolio and in our portfolio book value as of June 30, 2018 and December 31, 2017. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

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

Operational Risk

We rely on our financial, accounting and other data processing systems. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance.

We have established an Information Technology Committee (“the Committee”)  to help mitigate technology risks including cybersecurity. One of the roles of the Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2018. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 25, 2018	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer