Form 10-Q/A
period 2018-06-30
Armour Residential REIT, Inc.
filed 2018-08-24
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purposes of amending and refiling the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") in Part I, Item 2 of Armour Residential REIT, Inc.'s (the “Company”) Quarterly Report on Form 10-Q for the three months ended on June 30, 2018 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on July 25, 2018, to correct the average securities portfolio for the six months ended June 30, 2018 from $9,939,789 to $10,117,741, and to correct the related percentages presented for the Company’s asset yield and net interest margin for the three months ended June 30, 2018 from 3.30% and 1.73%, respectively, to 3.13% and 1.56%, respectively. We have also made conforming changes to the MD&A to reflect these corrections. The Company's net income under Generally Accepted Accounting Principles and book value as of June 30, 2018 and for the three and six month periods then ended, as previously reported, are unaffected.

In connection with this Form 10-Q/A, we are including in Part II, Item 6, the currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.1, 31.2 and 31.3. Because no financial statements are included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. No other changes have been made to the Original Form 10-Q. Except as described above, this Form 10-Q/A does not reflect events that may have occurred subsequent to the date of the Original Form 10-Q.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

Net Interest Income
Agency Securities
47,809
44,937
100,062
89,018
Credit Risk and Non-Agency Securities
14,330
14,514
28,336
28,412
Interest-Only Securities
417
577
859
1,180
U. S. Treasury Securities
2,805
—
3,649
—
BUCKLER Subordinated loan
430
—
1,054
—
Interest expense-repurchase agreements
(35,706)
(20,516)
(67,724)
(38,580)
Net Interest Income
30,085
39,512
66,236
80,030
($ in thousands)
Three Months Ended June 30, 2018
Three Months Ended June 30, 2017
Six Months Ended June 30, 2018
Six Months Ended June 30, 2017

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2018 vs. 2017

•	Our average securities portfolio (including TBA Agency Securities) increased by 13.5% from $8,916,626 for the six months ended June 30, 2017 to $10,117,741 for the six months ended June 30, 2018.

•
Our asset yields increased by 0.06% and our interest expense on our repurchase agreements increased by 0.75% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The asset yield increase was mainly due to the change in the composition of our securities portfolio and slower prepayment speeds. The change in interest expense on our repurchase agreements was due to a larger average securities portfolio and an increase in short-term rates by the Fed.

•	Our net interest rate spread decreased by 0.13% basis points from 1.67% for the six months ended June 30, 2017 to 1.54% for the six months ended June 30, 2018.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following graphs present the notional and weighted average interest rate of our hedging portfolio by year of maturity.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

At June 30, 2018 and December 31, 2017, we had derivatives with a net fair value of $173,686 and $29,263, respectively. At June 30, 2018 and December 31, 2017, we had interest rate swap contracts with an aggregate notional balance of $6,750,000 and $5,250,000. We also had TBA Agency Securities with an aggregate notional balance of $2,100,000 and $1,600,000 at June 30, 2018 and December 31, 2017, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

Net cash provided by operating activities was $17,277 and $59,532, respectively, for the six months ended June 30, 2018 and June 30, 2017. Our average securities portfolio was $10,117,741 and $8,916,626, respectively, for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

“U.S.” means United States.
“1940 Act” means the Investment Company Act of 1940.

PART II. OTHER INFORMATION

ARMOUR Residential REIT, Inc.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 24, 2018	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer