Form 10-Q
period 2018-09-30
Armour Residential REIT, Inc.
filed 2018-10-24
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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

The number of outstanding shares of the Registrant’s common stock as of October 23, 2018 was 42,335,525.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	September 30, 2018	December 31, 2017
Assets
Cash	$266,692	$265,232
Cash collateral posted to counterparties	15,089	17,162
Investments in securities, at fair value
Agency Securities (including pledged securities of $6,818,582 at September 30, 2018 and $7,094,766 at December 31, 2017)	6,961,377	7,478,966
Credit Risk and Non-Agency Securities (including pledged securities of $820,900 at September 30, 2018 and $974,372 at December 31, 2017)	947,314	975,829
Interest-Only Securities	22,631	25,752
U.S. Treasury Securities (including pledged securities of $17,264)	98,028	—
Derivatives, at fair value	240,813	37,211
Accrued interest receivable	22,398	22,165
Prepaid and other	1,524	1,600
Subordinated loans due from BUCKLER Securities LLC	105,000	105,000
Total Assets	$8,680,866	$8,928,917
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$7,218,734	$7,555,917
Cash collateral posted by counterparties	232,041	29,593
Derivatives, at fair value	5,840	7,948
Accrued interest payable- repurchase agreements	9,694	6,452
Accounts payable and other accrued expenses	6,284	2,956
Total Liabilities	$7,472,593	$7,602,866

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 6,369 and 6,262 shares issued and outstanding at September 30, 2018 and December 31, 2017 ($159,232 and $156,560 aggregate liquidation preference, respectively)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 42,335 and 41,877 shares issued and outstanding at September 30, 2018 and December 31, 2017	42	42
Additional paid-in capital	2,722,919	2,709,335
Accumulated deficit	(1,342,463)	(1,363,223)
Accumulated other comprehensive loss	(172,233)	(20,111)
Total Stockholders’ Equity	$1,208,273	$1,326,051
Total Liabilities and Stockholders’ Equity	$8,680,866	$8,928,917

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income:
Agency Securities, net of amortization of premium and fees	$56,787	$52,292	$156,848	$141,310
Credit Risk and Non-Agency Securities, including discount accretion	14,573	13,973	42,908	42,385
Interest-Only Securities	413	516	1,272	1,696
U.S. Treasury Securities	404	—	4,053	—
BUCKLER Subordinated loans	457	—	1,511	—
Total Interest Income	72,634	66,781	206,592	185,391
Interest expense- repurchase agreements	(40,359)	(27,137)	(108,083)	(65,717)
Net Interest Income	32,275	39,644	98,509	119,674
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(31,136)	891	(89,055)	(10,723)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	(72)	(12,090)	(10,410)
Gain (loss) on Credit Risk and Non-Agency Securities	(2,115)	(7,571)	(4,066)	46,924
Gain (loss) on Interest-Only Securities	210	(183)	58	(2,640)
Loss on U.S. Treasury Securities	(84)	—	(6,391)	—
Subtotal	(33,125)	(6,935)	(111,544)	23,151
Realized gain (loss) on derivatives (1)	3,739	897	(49,206)	(1,711)
Unrealized gain (loss) on derivatives	54,169	2,574	196,426	(4,447)
Subtotal	57,908	3,471	147,220	(6,158)
Total Other Income (Loss)	24,783	(3,464)	35,676	16,993
Expenses:
Management fees	6,807	6,746	20,411	19,790
Professional fees	1,475	841	3,989	3,220
Insurance	143	198	472	671
Compensation	1,033	511	3,005	1,484
Other (income)	(104)	160	295	1,361
Total Expenses	9,354	8,456	28,172	26,526
Net Income	47,704	27,724	106,013	110,141
Dividends on preferred stock	(4,259)	(3,940)	(12,772)	(11,751)
Net Income available to common stockholders	$43,445	$23,784	$93,241	$98,390
Net Income per share available to common stockholders (Note 14):
Basic	$1.03	$0.58	$2.22	$2.57
Diluted	$1.02	$0.58	$2.20	$2.57
Dividends declared per common share	$0.57	$0.57	$1.71	$1.71
Weighted average common shares outstanding:
Basic	42,047	41,288	41,949	38,265
Diluted	42,435	41,296	42,337	38,273

(1) Interest expense related to our interest rate swap contracts is recorded in realized gain (loss) on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 10.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$47,704	$27,724	$106,013	$110,141
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	31,136	(891)	89,055	10,723
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	72	12,090	10,410
Net unrealized gain (loss) on available for sale Agency Securities	(58,270)	11,887	(253,267)	33,182
Other comprehensive income (loss)	$(27,134)	$11,068	$(152,122)	$54,315
Comprehensive Income (Loss)	$20,570	$38,792	$(46,109)	$164,456

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	2,181	$2	$53,172	6,262	$6	$151,515	41,877	$42	$2,504,648	$2,709,335	$(1,363,223)	$(20,111)	$1,326,051
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(3,373)	—	(3,373)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(9,399)	—	(9,399)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(72,481)	—	(72,481)
Issuance of Series B Preferred stock, net of expenses	—	—	—	107	—	2,632	—	—	—	2,632	—	—	2,632
Issuance of common stock, net	—	—	—	—	—	—	382	—	8,999	8,999	—	—	8,999
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	76	—	1,953	1,953	—	—	1,953
Net Income	—	—	—	—	—	—	—	—	—	—	106,013	—	106,013
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(152,122)	(152,122)
Balance, September 30, 2018	2,181	$2	$53,172	6,369	$6	$154,147	42,335	$42	$2,515,600	$2,722,919	$(1,342,463)	$(172,233)	$1,208,273

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net Income	$106,013	$110,141
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on Agency Securities	26,631	33,565
Accretion of net discount on Credit Risk and Non-Agency Securities	(2,175)	(3,187)
Net amortization of Interest-Only Securities	3,180	3,741
Net amortization of U.S. Treasury Securities	(474)	—
Realized loss on sale of Agency Securities	89,055	10,723
Other than temporary impairment of Agency Securities	12,090	10,410
(Gain) loss on Credit Risk and Non-Agency Securities	4,066	(46,924)
(Gain) loss on Interest-Only Securities	(58)	2,640
Loss on U.S. Treasury Securities	6,391	—
Stock based compensation	1,953	638
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(233)	(2,155)
(Increase) decrease in prepaid and other assets	76	(85)
Change in derivatives, at fair value	(205,710)	(19,983)
Increase (decrease) in accrued interest payable- repurchase agreements	3,242	(1,111)
Increase (decrease) in accounts payable and other accrued expenses	3,328	(1,626)
Net cash provided by operating activities	$47,375	$96,787
Cash Flows From Investing Activities:
Purchases of Agency Securities	(3,455,523)	(4,520,114)
Purchases of Credit Risk and Non-Agency Securities	—	(8,224)
Purchases of U.S. Treasury Securities	(765,828)	—
Principal repayments of Agency Securities	527,643	577,686
Principal repayments of Credit Risk and Non-Agency Securities	26,624	135,617
Proceeds from sales of Agency Securities	3,165,570	3,359,504
Proceeds from sales of Credit Risk and Non-Agency Securities	—	8,372
Proceeds from sales of U.S. Treasury Securities	661,883	—
Increase in cash collateral	204,521	21,481
Subordinated loans due from BUCKLER	—	(105,000)
Net cash provided by (used in) investing activities	$364,890	$(530,678)
Cash Flows From Financing Activities:
Issuance of Series B Preferred stock, net of expenses	2,632	6,805
Issuance of common stock, net of expenses	8,999	125,193
Proceeds from repurchase agreements	144,332,820	104,166,502
Principal repayments on repurchase agreements	(144,670,003)	(103,759,241)
Series A Preferred stock dividends paid	(3,373)	(3,373)
Series B Preferred stock dividends paid	(9,399)	(8,378)
Common stock dividends paid	(72,481)	(65,450)
Net cash (used in) provided by financing activities	$(410,805)	$462,058
Net increase in cash	1,460	28,167
Cash - beginning of period	265,232	271,773
Cash - end of period	$266,692	299,940
Supplemental Disclosure:
Cash paid during the period for interest	$157,928	97,887
Non-Cash Investing Activities:
Net unrealized gain (loss) on available for sale Agency Securities	$(253,267)	33,182
Amounts receivable for issuance of preferred stock	$—	706

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission (the “SEC”), (see Note 11 - Commitments and Contingencies and Note 16 - Related Party Transactions for additional discussion). We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

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

Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Agency Securities - At September 30, 2018 and December 31, 2017, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Credit Risk and Non-Agency Securities - At September 30, 2018 and December 31, 2017, all of our Credit Risk and Non-Agency Securities were classified as trading securities. Credit Risk and Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

Interest-Only Securities - At September 30, 2018 and December 31, 2017, all of our Interest-Only Securities were classified as trading securities. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-Only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

U.S. Treasury Securities - At September 30, 2018, all of our U.S. Treasury Securities were classified as trading securities and are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations. We did not have any U.S. Treasury Securities at December 31, 2017.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2018 and December 31, 2017.

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

Agency Securities - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2018 and December 31, 2017, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Credit Risk and Non-Agency Securities - The fair value for the Credit Risk and Non-Agency Securities in our securities portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to fair value determined using a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2018 and December 31, 2017, all of our Credit Risk and Non-Agency Securities are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Interest-Only Securities - The fair value for the Interest-Only Securities in our securities portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At September 30, 2018 and December 31, 2017, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

U.S. Treasury Securities- Fair value for the U.S. Treasury Securities in our securities portfolio is based on obtaining a valuation for each U.S. Treasury Securities from third party pricing services and/or dealer quotes. U.S. Treasury Securities fair values are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets. At September 30, 2018, all of our U.S. Treasury Securities are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets. We did not have any U.S. Treasury Securities at December 31, 2017.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, September 30, 2018
Assets at Fair Value:
Agency Securities	$—	$6,961,377	$—	$6,961,377
Credit Risk and Non-Agency Securities	$—	$947,314	$—	$947,314
Interest-Only Securities	$—	$22,631	$—	$22,631
U.S. Treasury Securities	$98,028	$—	$—	$98,028
Derivatives	$—	$240,813	$—	$240,813
Liabilities at Fair Value:
Derivatives	$—	$5,840	$—	$5,840

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three and nine months ended ending September 30, 2018.

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

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at September 30, 2018 and December 31, 2017.

September 30, 2018			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$266,692	$266,692	$266,692	$—	$—
Cash collateral posted to counterparties	$15,089	$15,089	$—	$15,089	$—
Accrued interest receivable	$22,398	$22,398	$—	$22,398	$—
Subordinated loans due from BUCKLER Securities LLC	$105,000	$105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$7,218,734	$7,218,734	$—	$7,218,734	$—
Cash collateral posted by counterparties	$232,041	$232,041	$—	$232,041	$—
Accrued interest payable- repurchase agreements	$9,694	$9,694	$—	$9,694	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

December 31, 2017			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$265,232	$265,232	$265,232	$—	$—
Cash collateral posted to counterparties	$17,162	$17,162	$—	$17,162	$—
Accrued interest receivable	$22,165	$22,165	$—	$22,165	$—
Subordinated loans due from BUCKLER Securities LLC	$105,000	105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$7,555,917	$7,555,917	$—	$7,555,917	$—
Cash collateral posted by counterparties	$29,593	$29,593	$—	$29,593	$—
Accrued interest payable- repurchase agreements	$6,452	$6,452	$—	$6,452	$—

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2017. We did not have any Level 3 assets during the three and nine months ended September 30, 2018.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Credit Risk and Non-Agency Securities	2017	2017
Balance, beginning of period	$998,204	$1,052,170
Purchases of Credit Risk and Non-Agency Securities, at cost	—	8,224
Principal repayments of Credit Risk and Non-Agency Securities	—	(135,617)
Proceeds from sales of Credit Risk and Non-Agency Securities	—	(8,372)
Gain on Credit Risk and Non-Agency Securities	—	46,924
Accretion of net discount on Credit Risk and Non-Agency Securities	—	3,187
Level 3 transfered to Level 2	$(998,204)	$(966,516)
Balance, end of period	$—	$—
Gain on Credit Risk and Non-Agency Securities	$—	$46,924

The significant unobservable inputs used in the fair value measurement of our Level 3 Credit Risk and Non-Agency Securities at September 30, 2017, included assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates. At the beginning of the third quarter 2017, we determined that third party pricing services and or/dealer quotes available for Credit Risk and Non-Agency Securities met the criteria for Level 2 classification. Fair values obtained from third party pricing services for similar instruments are classified as Level 2 securities, if the inputs to the pricing model used is consistent with the Level 2 definition. We transferred the securities to Level 2 from Level 3 at the commencement of the third quarter in 2017.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 6 - Agency Securities

At September 30, 2018 and December 31, 2017, investments in Agency Securities accounted for 86.7% and 88.2% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at September 30, 2018, September 30, 2017 and December 31, 2017, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

Results of this evaluation for the three and nine months ended September 30, 2018 - No other than temporary impairment was recognized for the three months ended September 30, 2018. During the first quarter of 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $(12,090), in our consolidated financial statements of operations.

Results of this evaluation for the three and nine months ended September 30, 2017 - Unrealized losses on certain of our low yielding Agency Securities were determined to represent an other than temporary impairment because we planned to replace these low yielding securities with securities that had more attractive returns, as market conditions permitted. Accordingly, we recognized losses totaling $(72) and $(10,410), respectively, for the three and nine months ended September 30, 2017 in our consolidated financial statements of operations. A new cost basis was established for those Agency Securities with an aggregate fair value of $825,231 as of September 30, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of September 30, 2017.

Results of this evaluation for the year ended December 31, 2017 - During the second quarter of 2017, we identified certain low yielding Agency Securities that we replaced with securities having more attractive returns as market conditions permit. Accordingly, we recognized losses totaling $(13,707) in our consolidated statements of operations for the year ended December 31, 2017, thereby establishing a new cost basis for those Agency Securities with an aggregate fair value of $795,724 as of December 31, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2017.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At September 30, 2018, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at September 30, 2018 are also presented below. Our Agency Securities had a weighted average coupon of 3.91% at September 30, 2018.

September 30, 2018	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$21,197	$(305)	$79	$20,971	0.30%
Multi-Family MBS	1,548,199	(46,559)	—	1,501,640	21.57
10 Year Fixed	15,691	(371)	8	15,328	0.22
15 Year Fixed	136,336	(1,236)	—	135,100	1.94
20 Year Fixed	6,190	(300)	—	5,890	0.08
25 Year Fixed	15,234	(630)	—	14,604	0.21
30 Year Fixed	3,365,315	(79,197)	—	3,286,118	47.22
Total Fannie Mae	$5,108,162	$(128,598)	$87	$4,979,651	71.54%

Freddie Mac
10 Year Fixed	10,132	(94)	—	10,038	0.14
15 Year Fixed	77,440	(2,035)	—	75,405	1.08
25 Year Fixed	38,940	(2,284)	—	36,656	0.53
30 Year Fixed	1,762,827	(38,440)	—	1,724,387	24.77
Total Freddie Mac	$1,889,339	$(42,853)	$—	$1,846,486	26.52%

Ginnie Mae
ARMs & Hybrids	32,072	(520)	2	31,554	0.45
10 Year Fixed	240	(1)	—	239	0.00
30 Year Fixed	103,797	(350)	—	103,447	1.49
Total Ginnie Mae	$136,109	$(871)	$2	$135,240	1.94%
Total Agency Securities	$7,133,610	$(172,322)	$89	$6,961,377	100.00%

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At September 30, 2018 and December 31, 2017, we did not have any investment related receivables or investment related payables with respect to unsettled sales and purchases of our Agency Securities.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the weighted average lives of our Agency Securities at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	26,142	26,617	29,126	29,269
Greater than or equal to three years and less than five years	335,544	340,343	1,353,036	1,353,998
Greater than or equal to five years	6,599,691	6,766,650	6,096,804	6,115,810
Total Agency Securities	$6,961,377	$7,133,610	$7,478,966	$7,499,077

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at September 30, 2018 and December 31, 2017 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018	$5,905,650	$(119,175)	$1,045,069	$(53,147)	$6,950,719	$(172,322)
December 31, 2017	$4,355,924	$(28,906)	$733,637	$(10,486)	$5,089,561	$(39,392)

During the three and nine months ended September 30, 2018, we sold $792,063 and $3,165,570 of Agency Securities, inclusive of $216,292 receivable for unsettled sales in the second quarter, which resulted in realized losses of $(31,136) and $(89,055), respectively. During the three and nine months ended September 30, 2017, we sold $671,909 and $3,359,504 of Agency Securities, including $639,258 of unsettled sales from the first quarter, which resulted in realized gains (losses) of $891 and $(10,723), respectively. Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 - Credit Risk and Non-Agency Securities

At September 30, 2018 and December 31, 2017, investments in Credit Risk and Non-Agency Securities accounted for 11.8% and 11.5% of our securities portfolio.

The components of the carrying value of our Credit Risk and Non-Agency Securities at September 30, 2018 are presented in the table below.

	Credit Risk and Non-Agency Securities
September 30, 2018	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$853,810	$738,607	$747,498	6.72%
Legacy Prime Fixed	14,070	13,017	16,525	6.03%
Legacy ALT-A Fixed	49,121	43,830	60,142	5.84%
Legacy Prime Hybrid	9,033	8,310	9,869	3.57%
Legacy ALT-A Hybrid	3,959	3,325	4,174	4.08%
New Issue Prime Fixed	17,321	17,056	18,031	3.69%
Total Credit Risk and Non-Agency Securities	$947,314	$824,145	$856,239	6.57%

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

The following table summarizes the weighted average lives of our Credit Risk and Non-Agency Securities at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
Weighted Average Life of all Credit Risk and Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	—	—	—	—
Greater than or equal to three years and less than five years	197,860	174,407	169,189	149,436
Greater than or equal to five years	749,454	649,738	806,640	699,158
Total Credit Risk and Non-Agency Securities	$947,314	$824,145	$975,829	$848,594

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at September 30, 2018 and December 31, 2017, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

Note 8 - U.S. Treasury Securities

At September 30, 2018, investments in U.S. Treasury Securities accounted for 1.2% of our securities portfolio. We did not have any U.S. Treasury Securities at December 31, 2017.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At September 30, 2018, we had the following U.S. Treasury Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our U.S. Treasury Securities at September 30, 2018 are also presented below.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
U.S. Treasury Securities	98,112	(84)	—	98,028

The following table presents the unrealized losses and estimated fair value of our U.S. Treasury Securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2018.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018	$98,028	$(84)	$—	$—	$98,028	$(84)

Note 9 - Repurchase Agreements

At September 30, 2018, we had MRAs with 48 counterparties and outstanding borrowings with 26 of those counterparties. At December 31, 2017, we had MRAs with 46 counterparties and outstanding borrowings with 32 of those counterparties.

The following tables represent the contractual repricing regarding our repurchase agreements to finance our MBS at September 30, 2018 and December 31, 2017. No amounts below are subject to offsetting.

September 30, 2018	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$6,546,744	2.23%	16	4.32%
Credit Risk and Non-Agency Securities	671,990	2.98%	13	18.49%
Total or Weighted Average	$7,218,734	2.38%	16	5.83%

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

The following table summarizes the maturity or repricing and the weighted average contractual rates of our repurchase agreements to finance our MBS at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$6,621,075	2.39%	$1,738,768	2.08%
31 days to 60 days	295,795	2.28%	2,394,450	1.59%
61 days to 90 days	—	0.00%	3,422,699	1.61%
Greater than 90 days	301,864	2.24%	—	0.00%
Total or Weighted Average	$7,218,734	2.38%	$7,555,917	1.71%

At September 30, 2018 and December 31, 2017, BUCKLER Securities LLC, (See Note 16 - Related Party Transactions) accounted for 46.8% and 38.4% of our aggregate borrowings and had an amount at risk of 11.7% and 9.0%, respectively, of our total stockholders' equity with a weighted average maturity of 14 days and 70 days , respectively, on repurchase agreements.

In addition, at December 31, 2017, we had 1 other repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for approximately 5.1% of our repurchase agreement borrowings outstanding at December 31, 2017.

Note 10 - Derivatives

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

The following tables present information about our derivatives at September 30, 2018 and December 31, 2017.

September 30, 2018

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap/Option Term (Months)	Weighted Average Rate	Notional Amount (3)	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	13-24 Months	18	1.36%	$1,225,000	$24,827	$—
Interest rate swap contracts	25-36 Months	28	2.06%	1,000,000	14,036	—
Interest rate swap contracts	49-60 Months	53	2.11%	1,025,000	40,664	—
Interest rate swap contracts	61-72 Months	64	1.75%	1,100,000	53,986	—
Interest rate swap contracts	73-84 Months	76	2.24%	525,000	13,280	—
Interest rate swap contracts	85-96 Months	90	1.95%	50,000	2,704	—
Interest rate swap contracts	97-108 Months	98	1.95%	1,200,000	69,030	—
Interest rate swap contracts	109-120 Months	114	2.45%	925,000	22,156	—
TBA Agency Securities (2)	n/a	n/a	n/a	1,300,000	130	(5,840)
Total or Weighted Average				$8,350,000	$240,813	$(5,840)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Implied cost basis of $1,356,760 and implied market value of $1,351,050. Includes $100,000 notional amount of forward settling TBA Agency Securities.

(3)	Includes $500,000 notional of forward settling swap contracts that settle within 1 month.

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

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at September 30, 2018.

September 30, 2018		Gross Amounts Not Offset in the consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$240,683	$—	$(225,679)	$15,004
TBA Agency Securities	130	(5,840)	6,692	982
Totals	$240,813	$(5,840)	$(218,987)	$15,986

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

September 30, 2018		Gross Amounts Not Offset in the consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$—	$—	$—	$—
TBA Agency Securities	(5,840)	5,840	—	—
Totals	$(5,840)	$5,840	$—	$—

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

December 31, 2017		Gross Amounts Not Offset in the consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$36,277	$(5,690)	$(22,689)	$7,898
TBA Agency Securities	934	(2,258)	8,068	6,744
Totals	$37,211	$(7,948)	$(14,621)	$14,642

December 31, 2017		Gross Amounts Not Offset in the consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(5,690)	$5,690	$—	$—
TBA Agency Securities	(2,258)	2,258	—	—
Totals	$(7,948)	$7,948	$—	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017.

		Income (Loss) Recognized
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives	Location on consolidated statements of operations	2018	2017	2018	2017
Interest rate swap contracts:
Realized gain	Realized gain (loss) on derivatives	$—	$—	$2,655	$—
Interest income	Realized gain (loss) on derivatives	32,386	15,134	83,114	34,648
Interest expense	Realized gain (loss) on derivatives	(30,952)	(22,610)	(88,633)	(61,175)
Changes in fair value	Unrealized gain (loss) on derivatives	61,409	(433)	200,261	(2,450)
		$62,843	$(7,909)	$197,397	$(28,977)
TBA Agency Securities:
Realized gain (loss)	Realized gain (loss) on derivatives	2,305	8,373	(46,342)	24,816
Changes in fair value	Unrealized gain (loss) on derivatives	(7,240)	3,007	(3,835)	(1,997)
		$(4,935)	$11,380	$(50,177)	$22,819
Totals		$57,908	$3,471	$147,220	$(6,158)

Note 11 - Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 16, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At September 30, 2018, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,629,694. At September 30, 2017, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,602,444. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2018 and December 31, 2017.

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

Note 12 - Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2018, there were 1,875 shares of common stock issuable under the Plan, of which 1,137 remain available for future issuance.

Transactions related to awards for the nine months ended September 30, 2018 are summarized below:

	September 30, 2018
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	472	$24.82
Vested	(84)	$22.98
Unvested RSU Awards Outstanding end of period	388	$22.81

At September 30, 2018, there was approximately $8,858 of unvested stock based compensation related to the Awards (based on a stock price of $22.81 per share), that we expect to recognize as an expense over the remaining average service period of 2.9 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Stockholders' Equity

The following tables present the changes in Stockholders' Equity for the following interim periods.

Stockholders' Equity	March 31, 2018	June 30, 2018	September 30, 2018
Balance, beginning of quarter	$1,326,051	$1,244,966	$1,206,508
Series A Preferred dividends ($0.171875 per share)	(1,124)	(1,125)	(1,124)
Series B Preferred dividends ($0.1640625 per share)	(3,129)	(3,135)	(3,135)
Common stock dividends ($0.19 per share)	(24,138)	(24,136)	(24,207)
Issuance of Series B Preferred Stock	2,632	—	—
Issuance of Common stock, net	—	—	8,999
Stock based compensation, net of withholding requirements	644	647	662
Net income	44,747	13,562	47,704
Other comprehensive loss	(100,717)	(24,271)	(27,134)
Balance, end of quarter	$1,244,966	$1,206,508	$1,208,273

Stockholders' Equity	March 31, 2017	June 30, 2017	September 30, 2017
Balance, beginning of quarter	1,092,065	1,137,395	1,285,117
Series A Preferred dividends ($0.171875 per share)	(1,124)	(1,124)	(1,125)
Series B Preferred dividends ($0.1640625 per share)	(2,781)	(2,781)	(2,816)
Common stock dividends ($0.19 per share)	(20,951)	(20,951)	(23,548)
Issuance of Series B Preferred Stock	—	—	7,511
Issuance of Common stock, net	—	116,693	8,500
Stock based compensation, net of withholding requirements	200	207	231
Net income	52,718	29,699	27,724
Other comprehensive income	17,268	25,979	11,068
Balance, end of quarter	1,137,395	1,285,117	1,312,662

Preferred Stock

At September 30, 2018 and December 31, 2017, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 7,650 shares as 7.875% Series B Preferred Stock. At September 30, 2018, a total of 32,740 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At September 30, 2018 and December 31, 2017, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at September 30, 2018. At September 30, 2018 and December 31, 2017, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. Commencing on June 7, 2017, the Series A Preferred Stock is redeemable at $25.00 per share

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

plus accrued and unpaid dividends exclusively at our option (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At September 30, 2018 and December 31, 2017, we had 6,369 and 6,262 shares of Series B Preferred Stock, respectively, issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $159,232 and $156,560, respectively, in the aggregate at September 30, 2018 and December 31, 2017. Shares designated as Series B Preferred Stock but unissued totaled 1,281 at September 30, 2018. At September 30, 2018 and December 31, 2017, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

On August 30, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Preferred B ATM Sales Agreement”) relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 2,000 shares of our Series B Preferred Stock. For the nine months ended September 30, 2018, we sold 107 shares under this agreement. Proceeds from the sale of the 107 shares were $2,632, net of issuance costs of approximately $42.

Common Stock

At September 30, 2018 and December 31, 2017, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 42,335 shares of common stock issued and outstanding at September 30, 2018 and 41,877 shares of common stock issued and outstanding at December 31, 2017.

On May 26, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to a proposed "at-the-market" offering program. On October 2, 2017, the Sales Agreement was amended. As of September 30, 2018, we have not sold any shares under this agreement.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

During the nine months ended September 30, 2018, we issued 382 common shares under our Common stock dividend reinvestment program ("DRIP") for net proceeds of $8,999.

Common Stock Repurchased

At September 30, 2018 and December 31, 2017, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). During the nine months ended September 30, 2018, we did not repurchase any common shares under the Repurchase Program. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

Dividends

The following table presents our common stock dividend transactions for the nine months ended September 30, 2018.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2018	January 29, 2018	$0.19	$8,046
February 15, 2018	February 27, 2018	$0.19	8,046
March 15, 2018	March 28, 2018	$0.19	8,045
April 13, 2018	April 27, 2018	$0.19	8,046
May 15, 2018	May 30, 2018	$0.19	8,046
June 15, 2018	June 28, 2018	$0.19	8,045
July 16, 2018	July 27, 2018	$0.19	8,045
August 15, 2018	August 28, 2018	$0.19	8,045
September 17, 2018	September 27, 2018	$0.19	8,117
Total dividends paid			$72,481

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our Series A Preferred Stock dividend transactions for the nine months ended September 30, 2018.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.17	$374.8
February 15, 2018	February 27, 2018	$0.17	374.8
March 15, 2018	March 27, 2018	$0.17	374.8
April 15, 2018	April 27, 2018	$0.17	374.8
May 15, 2018	May 29, 2018	$0.17	374.8
June 15, 2018	June 27, 2018	$0.17	374.8
July 15, 2018	July 27, 2018	$0.17	374.8
August 15, 2018	August 27, 2018	$0.17	374.8
September 15, 2018	September 27, 2018	$0.17	374.8
Total dividends paid			$3,373

The following table presents our Series B Preferred Stock dividend transactions for the nine months ended September 30, 2018.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.16	$1,039
February 15, 2018	February 27, 2018	$0.16	1,045
March 15, 2018	March 27, 2018	$0.16	1,045
April 15, 2018	April 27, 2018	$0.16	1,045
May 15, 2018	May 29, 2018	$0.16	1,045
June 15, 2018	June 27, 2018	$0.16	1,045
July 15, 2018	July 27, 2018	$0.16	1,045
August 15, 2018	August 27, 2018	$0.16	1,045
September 15, 2018	September 27, 2018	$0.16	1,045
Total dividends paid			$9,399

Equity Capital Raising Activities

The following table presents our equity transactions for the nine months ended September 30, 2018.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series B Preferred equity distribution agreement	January 2, 2018-January 26, 2018	107	$24.62	$2,632
DRIP	August 21, 2018-September 11, 2018	382	$23.56	$8,999

(1) Weighted average price.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 14 - Net Income per Common Share

The following table presents a reconciliation of net income and the shares used in calculating weighted average basic and diluted earnings per common share for the three and nine months ended September 30, 2018, and September 30, 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$47,704	$27,724	$106,013	$110,141
Less: Preferred dividends	(4,259)	(3,940)	(12,772)	(11,751)
Net Income available to common stockholders	$43,445	$23,784	$93,241	$98,390

Weighted average common shares outstanding – basic	42,047	41,288	41,949	38,265
Add: Effect of dilutive non-vested awards, assumed vested	388	8	388	8
Weighted average common shares outstanding – diluted	42,435	41,296	42,337	38,273

Note 15 - Income Taxes

The following table reconciles our GAAP net income to estimated REIT taxable income for the three and nine months ended September 30, 2018 and September 30, 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income	47,704	$27,724	106,013	110,141
Book to tax differences:
TRS income	94	—	(193)	—
Premium amortization expense	—	(405)	(1,132)	(495)
Credit Risk and Non-Agency Securities	1,744	6,542	3,277	(49,894)
Interest-Only Securities	(485)	(237)	(624)	1,040
U.S. Treasury Securities	84	—	6,391	—
Changes in interest rate contracts	(56,475)	(10,947)	(152,739)	(20,369)
Other than temporary loss on Agency Securities	—	72	12,090	10,410
(Gains) losses on Security Sales	31,136	(891)	89,055	10,723
Amortization of deferred hedging costs	(13,864)	(15,114)	(42,514)	(44,846)
Other	4	2	10	11
Estimated REIT taxable income	$9,942	$6,746	$19,634	$16,721

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

The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the Company's TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. The Company's TRS is subject to federal, state and local taxes. During the three and nine months ended September 30, 2018, we recorded $25 and $75 of income tax expense attributable to our TRS.

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2018 by approximately $21,844, or approximately $0.52 per common share (based on the 42,335 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $28,466 and $85,253 for the three and nine months ended September 30, 2018 and $27,488 and $77,201 for the three and nine months ended September 30, 2017, respectively. Our estimated REIT taxable income available for distribution as dividends was $9,942 and $19,634 for the three and nine months ended September 30, 2018 and $6,746 and $16,721 for the three and nine months ended September 30, 2017, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 16 - Related Party Transactions

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

In accordance with management agreements, we incurred $6,807 and $20,411 in management fees for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, we incurred $6,746 and $19,790 in management fees. In accordance with the JAVELIN management agreement, we paid management fees of $565 and $1,694 for the three and nine months ended September 30, 2017.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the three and nine months ended September 30, 2018, we reimbursed ACM $61 and $174 for other expenses incurred on our behalf. For the three and nine months ended September 30, 2017, we reimbursed ACM $49 and $732 for other expenses incurred on our behalf. In consideration of our 2012 results, in 2013, we also elected to make a restricted stock award to our executive officers and other ACM employees through ACM. The award fully vested in December 2017 and resulted in our recognizing stock based compensation expense of $84 and $259 for the three and nine months ended September 30, 2017. In November 2017, we elected to make restricted stock unit awards to ACM. These awards began vesting in February 2018. We reimbursed ACM $114 and $331 for stock based compensation for the three and nine months ended September 30, 2018.

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER Securities, LLC, (“BUCKLER”) a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. In May 2018, we made an additional contribution to BUCKLER of $66. The value of the investment was $67 at September 30, 2018 reflecting our total investment less our share of BUCKLER’s startup costs and operating losses, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
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

The Company has entered three subordinated loan agreements with BUCKLER, totaling $105.0 million. The loans have a stated interest rate of zero, plus additional interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. In 2018, BUCKLER has paid the Company $1,054 of interest on these loans, and accrued another $457, which it received in October 2018. The loans are repayable as follows:

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

•
$65.0 million due April 21, 2020. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan any time after August 29, 2018.

The Company had outstanding borrowings under repurchase agreements with BUCKLER totaling $3,378,633 and $2,903,769 at September 30, 2018 and December 31, 2017, respectively. See also Note 9, “Repurchase Agreements” for transactions with BUCKLER.

Note 17 - Interest Rate Risk

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

Note 18 - Subsequent Events

A cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $1,045 in the aggregate, is payable on October 29, 2018 to holders of record on October 15, 2018. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable November 27, 2018 to holders of record on November 15, 2018 and payable December 27, 2018 to holders of record on December 15, 2018.

A cash dividend of $0.19 per outstanding common share, or $8,117 in the aggregate, is payable on October 29, 2018 to holders of record on October 15, 2018. We have also declared a cash dividend of $0.19 per outstanding common share payable November 27, 2018 to holders of record on November 15, 2018.

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

We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We identify and acquire MBS, finance our acquisitions with borrowings under a series of short-term repurchase agreements at the most competitive interest rates available to us and then cost-effectively hedge our interest rate and other risks based on our entire portfolio of assets, liabilities and derivatives and our management’s view of the market. Successful implementation of this approach requires us to address interest rate risk, maintain adequate liquidity and effectively hedge interest rate risks. We believe that the residential mortgage market will undergo significant changes in the coming years as the role of GSEs, such as Fannie Mae and Freddie Mac, is diminished, which we expect will create attractive investment opportunities for us. We execute our business plan in a manner consistent with our intention of continuing to qualify as a REIT under the Code and avoiding regulation as an investment company under the 1940 Act.

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

Short-term Interest Rates and Funding Costs

On January 31, 2018, the Fed raised its target range for the Federal Funds Rate to between 1.25% and 1.50%. After its March 2018 meeting, the Fed raised its target range to between 1.50% and 1.75%. At its June 2018 meeting, the Fed raised its target range to between 1.75% and 2.00%. At its September 2018 meeting, the Fed raised its target range to between 2.00% and 2.25%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from September 30, 2016 to September 30, 2018.

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

Mortgage spreads can vary due to movements in Agency Securities valuations, movements in long-term interest rates or a combination of both. Since 2015, the interest rate swap spread has been negative to U.S. Treasury interest rates for certain longer tenors, an inversion of longstanding market norms. We mainly use interest rate swap contracts (including swaptions) to economically hedge against changes in the valuation of our MBS. We do not use such hedging contracts for speculative purposes. As of September 30, 2018 and December 31, 2017, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income Summary

The following is a summary of our consolidated results of operations for the periods presented:

Net interest income for the three and nine months ended September 30, 2018 decreased, compared to prior periods. The increase in our average securities portfolio and asset yields were not enough to offset the increase in interest expense on our repurchase agreements, which led to the decrease in net interest income for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

Net Interest Income
Agency Securities
$56,787
$52,292
$156,848
$141,310
Credit Risk and Non-Agency Securities
$14,573
$13,973
$42,908
$42,385
Interest-Only Securities
$413
$516
$1,272
$1,696
U. S. Treasury Securities
$404
$—
$4,053
$—
BUCKLER Subordinated loan
$457
$—
$1,511
$—
Interest expense-repurchase agreements
$(40,359)
$(27,137)
$(108,083)
$(65,717)
Net Interest Income
$32,275
$39,644
$98,509
$119,674
($ in thousands)
Three Months Ended September 30, 2018
Three Months Ended September 30, 2017
Nine Months Ended September 30, 2018
Nine Months Ended September 30, 2017

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2018 vs. 2017

•
Our average securities portfolio (including TBA Agency Securities) increased by 4.86% from $9,316,539 for the nine months ended September 30, 2017 to $9,768,984 for the nine months ended September 30, 2018.

•
Our asset yields increased by 0.16% and our interest expense on our repurchase agreements increased by 0.8% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The asset yield increase was mainly due to the change in the composition of our securities portfolio and lower amortization amounts. The change in interest expense on our repurchase agreements was due to a larger average securities portfolio and an increase in short-term rates by the Fed.

•	Our net interest rate spread decreased by 0.09 basis points from 1.66% for the nine months ended September 30, 2017 to 1.57% for the nine months ended September 30, 2018.

At September 30, 2018 and December 31, 2017, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 103.6% and 104.4%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

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

Management’s Discussion and Analysis (continued)

Other Income

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

2018 vs. 2017

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the three and nine months ended September 30, 2018 of $792,063 and $3,165,570, including $216,292 of unsettled sales in the second quarter. Sales were $671,909 and $3,359,504, including $639,258 of unsettled sales from the first quarter for the three and nine months ended September 30, 2017.

•
At September 30, 2018 and September 30, 2017, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. During the second quarter of 2017, we identified certain low yielding Agency Securities that were replaced with securities having more attractive returns. For those securities that were previously identified, we recognized additional losses totaling $(12,090) for the nine months ended September 30, 2018 in our consolidated financial statements of operations. We determined that there was no other than temporary impairment of our remaining Agency Securities as of September 30, 2018. We recognized losses of $(72) and $(10,410) in our consolidated financial statements of operations for the three and nine months ended September 30, 2017 on certain of our low yielding Agency Securities that were determined to represent an other than temporary impairment because we planned to replace these low yielding securities with securities that had more attractive returns, as market conditions permitted. A new cost basis was established for those Agency Securities with an aggregate fair value of $825,231 as of September 30, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of September 30, 2017.

•	Gain (loss) on Credit Risk and Non-Agency Securities resulted from the change in fair value of the securities.

•	Gain (loss) on Interest-Only Securities resulted from the change in the fair value of these securities.

•	Loss on U.S. Treasury Securities resulted from the loss on the sale of these in the second quarter of 2018. We did not have any U.S. Treasury Securities at September 30, 2017.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The increase in our total interest rate swap contracts aggregate notional balance from $5,050,000 at September 30, 2017 to $7,050,000 at September 30, 2018.

◦	The decrease in our total TBA Agency Securities aggregate notional balance from $1,900,000 at September 30, 2017 to $1,300,000 at September 30, 2018.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,629,694 at September 30, 2018 and $2,602,444 at September 30, 2017, respectively.

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

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar stockholder related expenses, net of other miscellaneous income.

Taxable Income

As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax. See Note 15 to the consolidated financial statements.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the three and nine months ended September 30, 2018 and September 30, 2017, other comprehensive (loss) income totaled $(27,134) and $(152,122) and $11,068 and $54,315, respectively, reflecting net unrealized gain (loss) on available for sale Agency Securities net of amounts reclassified upon sale.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at September 30, 2018 and December 31, 2017.

September 30, 2018

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$50,847	$52,526	3.30%	12.89%	7
Multi-Family MBS	1,524,969	1,501,640	3.22%	0.10%	83
10 Year Fixed	25,191	25,605	4.04%	12.13%	83
15 Year Fixed	205,733	210,505	4.02%	7.84%	164
20 Year Fixed	5,758	5,890	4.16%	6.10%	192
25 Year Fixed	51,358	51,260	3.64%	5.16%	281
30 Year Fixed	5,025,518	5,113,951	4.12%	6.27%	348
Total or Weighted Average	$6,889,374	$6,961,377	3.91%	5.01%	281
TBA Agency Securities 30 Year (2)	1,200,000	1,247,800	4.71%	0.00%	0
Total or Weighted Average	8,089,374	8,209,177
Interest-Only Securities (3)	113,463	22,631	4.83%	14.51%	265
Total or Weighted Average		$8,231,808

(1) Weighted average for all prepayments during the three and nine months ended September 30, 2018, including prepayments related to Agency Securities purchased during the quarter.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. Excludes $100,000 notional amount of forward settling TBA Agency Securities. As of September 30, 2018, our TBA Agency Securities had a net carrying value of $130, reported as a derivative asset and $(5,840), reported as a derivative liability on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At September 30, 2018 and December 31, 2017, we did not have any investment related receivables or investment related payables with respect to unsettled sales and purchases of our Agency Securities.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

repayment rates is a critical portion of the management of our securities portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields which those new securities may add to our securities portfolio and our hedging strategy.

At September 30, 2018 and December 31, 2017, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 7 months and 9 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

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

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at September 30, 2018.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$747,498	$853,810	6.72%	104
Legacy Prime Fixed	16,525	14,070	6.03%	221
Legacy ALTA Fixed	60,142	49,121	5.84%	229
Legacy Prime Hybrid	9,869	9,033	3.57%	220
Legacy ALTA Hybrid	4,174	3,959	4.08%	208
New Issue Prime Fixed	18,031	17,321	3.69%	308
Total or Weighted Average	$856,239	$947,314	6.57%	117

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2017.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$764,172	$870,494	6.05%	112
Legacy Prime Fixed	19,237	16,778	6.03%	230
Legacy ALTA Fixed	65,920	54,727	5.85%	237
Legacy Prime Hybrid	11,452	10,469	3.17%	229
Legacy ALTA Hybrid	4,901	4,660	3.47%	217
New Issue Prime Fixed	19,025	18,701	3.69%	317
Total or Weighted Average	$884,707	$975,829	5.95%	127

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at September 30, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
September 30, 2018	$335,914	$563,859	$47,541	$947,314
December 31, 2017	$21,452	$931,327	$23,050	$975,829

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Credit Risk and Non-Agency Securities at September 30, 2018 or December 31, 2017.

The charts below present the percentage of our Credit Risk and Non-Agency Securities, at fair value, by type at September 30, 2018 and at December 31, 2017.

U.S. Treasury Securities

From time to time we may purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS. We did not have any U.S. Treasury Securities at December 31, 2017.

The table below summarizes certain characteristics of our U.S. Treasury Securities at September 30, 2018.

	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
U.S. Treasury Securities	100,000	98,028	—	10

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 26 and 32 of which had open repurchase agreements with us at September 30, 2018 and December 31, 2017, respectively. We had outstanding balances under our repurchase agreements at September 30, 2018 and December 31, 2017 of $7,218,734 and $7,555,917, respectively, consistent with the decrease in our Agency Securities in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2018, the average haircut percentage was 5.83% compared to 6.39% at December 31, 2017. The change in the average haircut percentage reflects the financing of our Credit Risk and Non-Agency Securities.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

At September 30, 2018 and December 31, 2017, we had derivatives with a net fair value of $234,973 and $29,263, respectively. At September 30, 2018 and December 31, 2017, we had interest rate swap contracts with an aggregate notional balance of $7,050,000 and $5,250,000. We also had TBA Agency Securities with an aggregate notional balance of $1,300,000 and $1,600,000 at September 30, 2018 and December 31, 2017, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our Agency Securities. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains of $57,908 and $147,220, related to our derivatives for the three and nine months ended September 30, 2018 and net gains (losses) of $3,471 and $(6,158) for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, the net unrealized gain (loss) of our Agency Securities decreased by $(58,270) and $(253,267), respectively. For the three and nine months ended September 30, 2017, the net unrealized gain (loss) of our Agency Securities increased by $11,887 and $33,182, respectively. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Cleared interest rate swaps may have higher margin requirements than un-cleared interest rate swaps we use. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.

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

Contractual Obligations and Commitments

We had the following contractual obligations at September 30, 2018:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements	$7,218,734	$7,218,734	$—	$—	$—
Interest expense on repurchase agreements	16,344	16,344	—	—	—
Related Party Fees (1)	190,558	27,223	54,445	54,445	54,445
Board of Directors fees (2)	8,288	1,184	2,368	2,368	2,368
Total	$7,433,924	$7,263,485	$56,813	$56,813	$56,813

(1) Represents fees to be paid to ACM under the terms of the Management Agreements (Refer to Note 11 and Note 16 to the consolidated financial statements).
(2) Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at September 30, 2018. We had interest rate swap contracts with an aggregate notional balance of $7,050,000, a weighted average swap rate of 1.94% and a weighted average term of 63 months at September 30, 2018.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

Net cash provided by operating activities was $47,375 and $96,787, respectively, for the nine months ended September 30, 2018 and September 30, 2017. Our average securities portfolio was $9,768,984 and $9,316,539, respectively, for the nine months ended September 30, 2018 and September 30, 2017, respectively.

At September 30, 2018, we financed our securities portfolio with $7,218,734 of borrowings under repurchase agreements. Our leverage ratio at September 30, 2018, was 5.97:1. At September 30, 2018, we had a leverage ratio of 7.01:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At September 30, 2018, our liquidity totaled $639,297, consisting of $266,692 of cash plus $372,605 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales. We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. We did not have any reverse repurchase agreements outstanding at September 30, 2018 and December 31, 2017.

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

During the nine months ended September 30, 2018, we purchased $4,221,351 of securities using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2018, we received cash of $554,267 from prepayments and scheduled principal payments on our securities. We had a net cash decrease from our repurchase agreements of $(337,183) for the nine months ended September 30, 2018 and made cash interest payments of approximately $157,928 on our liabilities for the nine months ended September 30, 2018. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $2,073 of cash collateral posted to counterparties at September 30, 2018 and increased our liability by $202,448 for cash collateral posted by counterparties at September 30, 2018.

During the nine months ended September 30, 2017, we purchased $4,528,338 of securities using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2017, we received cash of $713,303 from prepayments and scheduled principal payments on our securities. We had a net cash increase from our

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

repurchase agreements of $407,261 for the nine months ended September 30, 2017 and made cash interest payments of approximately $97,887 on our liabilities for the nine months ended September 30, 2017. Part of funding our operations includes providing margin cash to offset liability balances on our derivatives. We recovered $24,514 of cash collateral posted to counterparties at September 30, 2017 and decreased our liability by $3,033 for cash collateral posted by counterparties at September 30, 2017.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

At September 30, 2018 and December 31, 2017, BUCKLER Securities LLC, (“BUCKLER”) accounted for 46.8% and 38.4% of our aggregate borrowings and had an amount at risk of 11.7% and 9.0%, respectively, of our total stockholders’ equity with a weighted average maturity of 14 days and 70 days, respectively, on repurchase agreements.

                We have purchased a 10% equity ownership interest in BUCKLER and additionally, provided it with an aggregate of $105.0 million in subordinated loans which qualify as regulatory capital of BUCKLER under the rules and regulations of FINRA. Our Audit Committee reviewed, approved and authorized these BUCKLER agreements as related party transactions under Item 404 of Regulation S-K, which approval was subject to approval by our independent directors. Our independent directors separately and simultaneously authorized and approved these agreements and transactions. Our borrowings from BUCKLER and BUCKLER’s operating results are periodically reviewed by our Audit Committee and independent directors.

                The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.

See Note 9 and Note 16 to the consolidated financial statements for more information.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At September 30, 2018 and December 31, 2017, our total borrowings were $7,218,734 and $7,555,917 (excluding accrued interest), respectively. At September 30, 2018 and December 31, 2017, we had a leverage ratio of approximately 5.97:1 and 5.70:1, respectively. At September 30, 2018, we had a leverage ratio of 7.01:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. At December 31, 2017, we had a leverage ratio of 6.96:1 including TBA Agency Securities purchased forward and excluding debt related to forward settling sales.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Off-Balance Sheet Arrangements

At September 30, 2018 and December 31, 2017, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2018 and December 31, 2017, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at September 30, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2018 and December 31, 2017. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

September 30, 2018

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	6.93%	(0.95)%	(7.49)%
0.50%	3.62%	(0.37)%	(2.93)%
(0.50)%	(4.20)%	0.07%	0.54%
(1.00)%	(9.05)%	(0.24)%	(1.93)%

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

The above tables quantify the potential changes in net interest income and securities portfolio value, which includes the value of our derivatives, should interest rates immediately change. Given the low level of interest rates at September 30, 2018 and December 31, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to the presence of this floor, it is anticipated that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate decrease or otherwise) could result in an acceleration of our premium amortization and the reinvestment of such prepaid principal in lower yielding assets. As a result, the presence of this floor limits the positive impact of any interest rate decrease on our funding costs. Therefore, at some point, hypothetical interest rate decreases could cause the fair value of our financial instruments and our net interest income to decline.

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

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

September 30, 2018

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.34)%	(10.30)%
+10 BPS	(0.54)%	(4.12)%
-10 BPS	0.54%	4.12%
-25 BPS	1.34%	10.30%

December 31, 2017

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.32)%	(10.08)%
+10 BPS	(0.53)%	(4.03)%
-10 BPS	0.53%	4.03%
-25 BPS	1.32%	10.08%

The above tables quantify the estimated changes in the fair value of our securities portfolio and in our portfolio book value as of September 30, 2018 and December 31, 2017. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2018. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 24, 2018	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer