Form 10-K
period 2018-12-31
Armour Residential REIT, Inc.
filed 2019-02-14
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
On June 30, 2018, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $941,019,296 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 13, 2019 was 51,486,573.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2019 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

 PART I

Item 1. Business

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

Our Company

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 11 and Note 16 to the consolidated financial statements).

We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or a government agency such as Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). The Agency securities in our securities portfolio consist primarily of fixed rate home loans, the remaining are either backed by hybrid adjustable rate or adjustable rate home loans. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency, may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, “Credit Risk and Non-Agency Securities”). We also invest in Interest-Only Securities, which are the interest portion of Agency Securities, that is separated and sold individually from the principal portion of the same payment.("Agency Securities" together with “Credit Risk and Non-Agency Securities” and Interest-Only Securities, collectively, "MBS"). From time to time we may also invest in U.S. Treasury Securities and money market instruments.

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code, as amended (“the Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

Our Assets

Since our formation, our assets have been invested in MBS, U.S. Treasury Securities and money market instruments.

Our Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that may range from one month or less, up to one year, although occasionally we may enter into longer dated borrowing agreements.. At December 31, 2018 and December 31, 2017, our total repurchase indebtedness was approximately $7,037,651 and $7,555,917, respectively, with a weighted average maturity of 14 days and 51 days, respectively. At December 31, 2018 and December 31, 2017, BUCKLER Securities, LLC, "BUCKLER" (see Note 16 to the consolidated financial statements) accounted for 49.8% and 38.4%, respectively, of our aggregate borrowings Our borrowings (on a recourse basis) are generally between six and ten times the amount of our total stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and master swap agreements contain a restriction that prohibits our leverage from exceeding twelve times our total stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Our Hedging

We use derivatives in the normal course of our business to reduce the impact of interest rate fluctuations on our cost of funding consistent with our REIT tax requirements. These techniques primarily consist of entering into interest rate swap contracts, basis swaps and swaptions and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes.

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

Our Manager

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see Note 11 and Note 16 to the consolidated financial statements). ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2024 and is thereafter automatically renewed for successive five-year terms unless terminated under certain circumstances. JAVELIN also has a management agreement with ACM, with a base management fee of one dollar that will continue to automatically renew unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

The ARMOUR management agreement entitles ACM to receive management fees payable monthly in arrears. The monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and liquidation distributions as approved and so designated by a majority of the Board will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2018, December 31, 2017 and December 31, 2016, the effective management fees were 1.03%, 1.04% and 1.05% based on gross equity raised of $2,658,969, $2,618,020 and $2,469,368, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. ACM is further entitled to receive termination fees under certain circumstances. Our total management fee expense for the year ended December 31, 2018, was $27,246 compared to $26,582 for the year ended December 31, 2017 and $26,070 for the year ended December 31, 2016.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we reimbursed ACM $206, $764 and $1,950, respectively for other expenses incurred on our behalf. In 2013 and 2017, we elected to make restricted stock unit awards to our executive officers and other ACM employees through ACM that vest over 5 years. In November 2017, we elected to make restricted stock unit awards to the Board. We recognized stock based compensation expense of $436, $339 and $470 for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively (see Note 12 to the consolidated financial statements).

Other Activities

If ACM and the Board determine that additional funding is advisable, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

In 2017, we contributed $352 for a 10% ownership interest in BUCKLER a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. In 2018, we made additional contributions to BUCKLER of $133. BUCKLER, began trading operations in the fourth quarter 2017 (see Note 9 and Note 16 to the consolidated financial statements).

In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2018, there were 81,297 authorized shares of common stock and 8,710 authorized shares of preferred stock available for issuance. At December 31, 2018, there were 1,874 authorized shares remaining available for repurchase under our Repurchase Program.

See Note 19 to the consolidated financial statements for shares issued subsequent to December 31, 2018.

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

Distributions

In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to timely distribute, with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy these requirements, we presently intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends, but we do not intend to do so. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of MGCL and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 83.2% in 2018, 89.0% in 2017, and 81.6% in 2016.

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

Employees

We are managed by ACM pursuant to Management Agreements between each of ARMOUR and JAVELIN and ACM. We do not have any employees. As of December 31, 2018, ACM had 21 employees that provide services to us.

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

Item 1A. Risk Factors

You should consider carefully all of the risks described below together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. The risks and uncertainties described herein should not be considered to be a complete list of all potential risks that may affect us. Additional risks and uncertainties not currently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected, the trading price of our securities could decline and you may lose all or part of your investment.

Risks Related to Our Business

Changes in interest rates may impact our level of net interest income and stockholders' equity and we may not be able to successfully mitigate such interest rate risks.

We invest predominately in MBS backed by loans with fixed interest rates, and to a lesser extent from time to time, in MBS backed by loans with interest rates that adjust on a regular basis, usually either monthly or annually. The interest rates on our repurchase financing generally adjust quarterly or more frequently. This mismatch in the interest rate terms between our assets and our liabilities is the primary source of our ability to generate positive net income because long-term interest rates tend to be higher than short-term rates. Short-term and long-term interest rates do not always move together. If short-term rates increase faster than long-term rates, the difference between the two may become zero or negative, and we may not have the ability to generate positive net income.

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

The market prices and yields for Agency Securities and interest rate derivatives like those we hold are generally correlated over time to each other and to certain benchmark prices and interest rates, such as those for U.S. Treasury Securities. Those correlations are never perfect, and can vary widely on occasion, particularly in times of market stress. This variation in the “spread” relationship among the market yields, and therefore prices, of different instruments can result in our hedging positions being not as effective as normally would be expected, exposing us to the risk of unexpected volatility in our net income, earnings per share, and total stockholders’ equity.

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

There is a risk that our counterparties might be unwilling to continue to extend repurchase financing to us. Changes in regulation, market conditions or the financial position or business strategy of our counterparties could cause them to reduce or terminate our repurchase financing facilities. There is also a risk that counterparties could insist on higher haircut percentages, interest rates or other terms that have the practical effect of reducing the availability and/or increasing the cost of our financing. If we were unable to maintain adequate levels of funding, we would be required to reduce the size of our securities portfolio and our net interest income would decline.

We attempt to mitigate our funding risk by maintaining repurchase funding relationships with a variety of counterparties that are diversified as to size, character and primary regulatory jurisdiction, including a substantial funding relationship with BUCKLER. We also monitor our borrowing levels with each counterparty, attempt to establish appropriate additional business relationships beyond our borrowing and regularly communicate with their credit and business officers responsible for our relationship. From time to time, we explore new funding structures and opportunities, but there can be no assurance that any such additional funding will become available on attractive terms.

A material portion of our aggregate repurchase financing is facilitated through BUCKLER, which is subject to various broker-dealer regulations. BUCKLER’s failure to comply with these regulations, facilitate attractive repurchase financing and its ability to conduct business with third parties could adversely affect our funding costs, “haircuts” and/or counterparty exposure.
We hold a 10% equity ownership interest in BUCKLER and additionally, provided it with an aggregate of $105.0 million in subordinated loans which qualify as regulatory capital (see Note 16 to the consolidated financial statements). The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
BUCKLER’s ability to access bilateral and triparty repo funding and to raise funds through the General Collateral Finance Repo service offered by the FICC, requires that it continuously meet the regulatory and membership requirements of FINRA and the FICC, which may change over time. If BUCKLER fails to meet these requirements and is unable to access such funding, we would be required to find alternative funding, which we may be unable to do, and our funding costs, “haircuts” and/or counterparty exposure could increase and our liquidity could be adversely impacted.
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

At December 31, 2018 and December 31, 2017, approximately 75.9% and 75.8% of our single family Agency Securities were backed by loans where the underlying borrowers may prepay their loans without premium or penalty. Also, when borrowers default on their loans, the GSE or government entity that issued or guaranteed our Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.

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

Our forward settling transactions, including TBAs, subject us to certain risks, including price risks and counterparty risks. We purchase a portion of our Agency Securities through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency Security, or (ii) a TBA , or to-be-issued, Agency Securities with certain terms. As with any forward purchase contract, the value of the underlying Agency Security may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency Securities at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2018 and December 31, 2017, BUCKLER (see Note 16 to the consolidated financial statements) accounted for 49.8% and 38.4%, respectively, of our aggregate borrowings and had an amount at risk of 13.0% and 9.0%, respectively, of our total stockholders' equity.

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

In its December 2018 meeting, the Fed raised its target range for the Federal Funds Rate to between 2.25% and 2.50%. Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of Agency Securities or other securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments or decrease our book value. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We rely on our financial, accounting and other data processing systems. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance.

We have established an Information Technology Committee, compromised of members of our management team (“the Committee”) to help mitigate technology risks including cybersecurity. One of the roles of the Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

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

There are conflicts of interest in our relationship with ACM and its affiliates, including BUCKLER which could result in decisions that are not in the best interests of our stockholders.

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

In allocating investment opportunities among us and any other funds or accounts that may be managed by them, ACM's personnel are guided by the principles that they will treat all entities fairly and equitably, they will not arbitrarily distinguish among entities and they will not favor one entity over another.

In allocating a specific investment opportunity among funds or accounts, ACM will make a determination, exercising their judgment in good faith, as to whether the opportunity is appropriate for each entity. Factors in making such a determination may include an evaluation of each entity's liquidity, overall investment strategy and objectives, the composition of the existing portfolio, the size or amount of the available opportunity, the characteristics of the securities involved, the liquidity of the markets in which the securities trade, the risks involved, and other factors relating to the entity and the investment opportunity. ACM is not required to provide every opportunity to each entity.

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

ACM is entitled to receive monthly management fees that are based on the total of all gross equity raised (see Note 11 and Note 16 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ACM for a given month despite the fact that we could experience a net loss during that month. ACM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ACM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock.

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

Termination of the Management Agreements with ACM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the Management Agreements with ACM. We may not terminate the Management Agreements during the current term, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the Management Agreements provide that we will pay ACM a termination payment equal to four times the base management fee paid to ACM in the preceding full twelve (12) months, calculated as of the effective date of the termination of the agreement, for ARMOUR, and the greater of (b) (i) the base management fee as calculated immediately prior to the effective date of the termination of the agreement pursuant to Section 10.2 of the Management Agreement for the reminder of the then current term and (ii) three times the base management fee paid to ACM in the preceding full twelve (12) months, calculated as of the effective date of the termination of the agreement for JAVELIN. The possibility of termination fees would increase the effective cost to us of electing to terminate the Management Agreements, thereby adversely affecting our inclination to end our relationship with ACM, even if we believe ACM’s performance is not satisfactory.

ACM may terminate the Management Agreements at any time and for any reason upon 180 days prior notice. If the Management Agreements is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Additionally, following the Current Term, the Management Agreements will automatically renew for successive five-year renewal terms unless either we or ACM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the Current Term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met.

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

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary ("TRS") or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities, TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset undistributed taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(341,850), $(5,182), $(31,204), $(7,375) and $(166,008) (all in thousands) will be available to offset future capital gains realized in 2019, 2020, 2021, 2022 and 2023, respectively. Any capital loss carry forward that we have not used to offset undistributed otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period or we distribute net capital gains in the year realized. Our current practice of declaring dividends based on non-GAAP Core income increases the likelihood that net capital gains realized will be treated as distributed in the year realized. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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
Return of capital distributions may increase capital gains.
We may make distributions that represent a return of capital for tax purposes and thus will generally not be immediately taxable. Such return of capital distributions will generally reduce stockholders’ tax basis in their shares and potentially increase the taxable gain, if any, recognized by such stockholders upon disposition of their shares. In addition, if stockholders hold our shares as a capital asset, to the extent return of capital distributions exceed their adjusted tax basis in their shares, such stockholders would be required to include those distributions in income as long-term capital gain (or short-term capital gain if their shares have been held for one year or less).
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Series A Preferred Stock, Series B Preferred Stock and our common stock are currently listed on the NYSE under the symbols “ARR-PA,” “ARR-PB” and “ARR,” respectively. On February 13, 2019, the per share price of our common stock as reported on the NYSE was $21.33.

As of February 13, 2019, we had 143 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on both classes of our preferred stock. For the year ended December 31, 2018, we paid full cumulative dividends on our Series A Preferred Stock and our Series B Preferred Stock.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock and preferred stock (see Note 13 to the consolidated financial statements).

Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $97,024 and dividend payments to preferred stockholders were $17,032, respectively, for the year ended December 31, 2018. Our estimated REIT taxable income available to pay dividends was $33,161 for the year ended December 31, 2018. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 83.2% in 2018, 89.0% in 2017, and 81.6% in 2016.

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2013, with all reinvestment of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Total Return Performance
200
150
100
50
Index Value
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
ARMOUR Residential REIT, Inc.
S&P 500 Index
NAREIT Mortgage REIT Index

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
ARMOUR Residential REIT	$100.00	$106.04	$92.85	$106.96	$139.19	$122.59
S&P 500 Total Return Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
NAREIT Mortgage Total Return Index	$100.00	$117.88	$107.42	$131.96	$158.08	$154.09

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

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance Sheet Data:
Investments in securities, at fair value:
Agency Securities	$7,051,954	$7,478,966	$6,511,164	$12,461,556	$15,297,529
Credit Risk and Non-Agency Securities	$819,915	$975,829	$1,052,170	$—	$—
Interest-Only Securities	$20,623	$25,752	$33,627	$—	$—
U.S. Treasury Securities	$98,646	$—	$—	$—	$—
Total Assets	$8,464,610	$8,928,917	$7,978,161	$13,055,277	$16,285,798
Repurchase agreements	$7,037,651	$7,555,917	$6,818,453	$11,570,481	$13,881,921
Total Stockholders' Equity	$1,125,313	$1,326,051	$1,092,065	$1,225,166	$1,749,291

Statement of Operations Data:
Total Interest Income	$283,148	$254,433	$263,995	$365,300	$450,927
Interest expense-repurchase agreements	(154,230)	(94,558)	(73,107)	(59,278)	(59,562)
Interest expense-U.S. Treasury Securities sold short	—	—	—	—	(5,551)
Net Interest Income	$128,918	$159,875	$190,888	$306,022	$385,814
Total Other Income (Loss)	(197,859)	57,110	(198,902)	(300,278)	(527,264)
Total Expenses	(37,025)	(35,831)	(37,503)	(36,949)	(37,598)
Net Income (Loss)	$(105,966)	$181,154	$(45,517)	$(31,205)	$(179,048)
Dividends on preferred stock	(17,032)	(15,880)	(15,622)	(15,622)	(15,620)
Net Income (Loss) available (related) to common stockholders	$(122,998)	$165,274	$(61,139)	$(46,827)	$(194,668)
Net Income (loss) per share-common stock, Basic	$(2.92)	$4.22	$(1.67)	$(1.09)	$(4.32)
Net Income (loss) per share-common stock, Diluted	$(2.92)	$4.17	$(1.67)	$(1.09)	$(4.32)
Weighted average common shares outstanding-Basic	42,128	39,170	36,698	42,780	44,654
Weighted average common shares outstanding- Diluted	42,128	39,642	36,698	42,780	44,654

Dividends declared per common share	$2.28	$2.28	$3.02	$3.89	$4.80
Key Portfolio Statistics *
Average Securities Portfolio (1)	$9,566,838	$9,502,424	$10,755,853	$13,756,536	$15,784,528
Average Repurchase Agreements (2)	$9,054,133	$9,129,879	$8,983,091	$13,509,622	$15,206,938
Average Portfolio Yield (3)	3.30%	3.03%	2.71%	2.65%	2.86%
Average Cost of Funds (4)	1.70%	1.40%	1.32%	1.26%	1.36%
Interest Rate Spread (5)	1.60%	1.63%	1.39%	1.39%	1.49%
Return on Equity (6)	(9.42)%	13.66%	(4.17)%	(2.55)%	(10.24)%
Average Annual Portfolio Repayment Rate (7)	5.96%	7.28%	9.81%	8.51%	6.16%
Debt to Stockholders' Equity (8)	6.25:1	5.70:1	6.24:1	9.44:1	7.94:1

* All percentages represent daily weighted averages annualized.

(1)	Our average securities portfolio was calculated by dividing the sum of our securities portfolio each day (including TBA Agency Securities) during the year by the number of days in the period.

(2)
Our average repurchase agreements was calculated by dividing the sum of our outstanding balances under our repurchase agreements each day (including TBA purchase liability) during the year by the number of days in the period.

(3)	Our average portfolio yield was calculated by dividing our interest income, plus TBA drop income, by our average securities portfolio.

(4)	Our average cost of funds was calculated by dividing our total interest expense (including realized loss on derivatives) by our average repurchase agreements.

(5)	Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.

(6)	Our return on equity was calculated by dividing net income (loss) by total stockholders' equity.

(7)	Our average annual portfolio repayment rate is calculated by taking the average of the actual monthly CPR for each month during the year.

(8)	Our debt-to-stockholders' equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

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

Overview

ARMOUR is a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). The Agency securities in our securities portfolio consist primarily of fixed rate home loans, the remaining are either backed by hybrid adjustable rate or adjustable rate home loans. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, “Credit Risk and Non-Agency Securities”). We also invest in Interest-Only Securities, which are the interest portion of Agency Securities, that is separated and sold individually from the principal portion of the same payment. ("Agency Securities" together with “Credit Risk and Non-Agency Securities” and Interest-Only Securities, collectively, "MBS"). From time to time we may also invest in U.S. Treasury Securities and money market instruments. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 11 and Note 16 to the consolidated financial statements).

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

Our Manager

See Our Manager in Item 1 and also Note 11 and Note 16 to the consolidated financial statements.

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

Short-term Interest Rates and Funding Costs

Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting since December 2015.

Meeting Date	Lower Range	Higher Range
December 2018	2.25%	2.50%
September 2018	2.00%	2.25%
June 2018	1.75%	2.00%
March 2018	1.50%	1.75%
January 2018	1.25%	1.50%
June 2017	1.00%	1.25%
March 2017	0.75%	1.00%
December 2016	0.50%	0.75%
December 2015	0.25%	0.50%

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

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 31, 2016 to December 31, 2018.

Long-term Interest Rates and Mortgage Spreads

Our securities are valued at an interest rate spread versus long-term interest rates (mortgage spread). This mortgage spread varies over time and can be above or below long-term averages, depending upon market participants' current desire to own securities over other investment alternatives. When the mortgage spread gets smaller (or negative) versus long-term interest rates, our book value will be positively affected. When this spread gets larger (or positive), our book value will be negatively affected.

Mortgage spreads can vary due to movements in securities valuations, movements in long-term interest rates or a combination of both. We mainly use interest rate swap contracts (including swaptions) to economically hedge against changes in the valuation of our securities. We do not use such hedging contracts for speculative purposes. As of December 31, 2018, and December 31, 2017, we have not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations for the periods presented:

For the year ended December 31, 2018 we incurred a net loss compared to net income for the year ended December 31, 2017 due to lower net interest income and the change in total other income (loss), the components of which are discussed below.

The main factor for the change in net income (loss) for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was the change in net gain (loss) on our derivatives.

Net Interest Income

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2018 vs. 2017

•	Our average securities portfolio increased 0.7% from $9,502,424 for the year ended December 31, 2017 to $9,566,838 for the year ended December 31, 2018.

•	Our average securities portfolio yield increased 0.27% and our cost of funds increased 0.30% year over year.

•
The combination of the increase in our average securities portfolio, the increase in our portfolio yield and the increase in the effective interest rate on our financing caused net interest income to decrease from 2017 to 2018. Our net interest rate spread was 1.63% and 1.60% at December 31, 2017 and December 31, 2018, respectively.

2017 vs. 2016

•	Our average securities portfolio decreased 11.7% from $10,755,853 for the year ended December 31, 2016 to $9,502,424 for the year ended December 31, 2017.

•	Our average securities portfolio yield increased 0.32% while our cost of funds increased 0.08% year over year.

•
The combination of the decrease in our average securities portfolio, the increase in our portfolio yield and the increase in the effective interest rate on our financing caused net interest income to decrease from 2016 to 2017. Our net interest rate spread was 1.39% and 1.63% at December 31, 2016 and December 31, 2017, respectively.

At December 31, 2018 and December 31, 2017, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 103.0% and 104.4%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Other Income (Loss)

2018 vs. 2017

•	Losses on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2018 of $4,496,015 compared to $4,012,398 during the year ended December 31, 2017.

•
At December 31, 2018 and December 31, 2017, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

◦
During the second quarter of 2017, we identified certain low yielding Agency Securities that were replaced with securities having more attractive returns. For those securities that were previously identified, we recognized additional losses totaling $(12,090) for the year ended December 31, 2018 in our consolidated financial statements of operations. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2018.

◦
We recognized losses of $(13,707) in our consolidated financial statements of operations for the year ended December 31, 2017 on certain of our low yielding Agency Securities that were determined to represent an other than temporary impairment because we planned to replace these low yielding securities with securities that had more attractive returns, as market conditions permitted. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2017.

•
Gain (loss) on Credit Risk and Non-Agency Securities results from the sales of Credit Risk and Non-Agency Securities as well as the change in fair value of the securities. For the years ended December 31, 2018 and December 31, 2017 we sold $97,758 and $8,372 of Credit Risk and Non-Agency Securities which resulted in gains of $16,886 and $85, respectively. The change in the unrealized gain (loss) was ($44,152) and $65,587 for the years ended December 31, 2018 and December 31, 2017, respectively.

•	Gain (loss) on Interest-Only Securities resulted from the change in the fair value of these securities.

•	Loss on U.S. Treasury Securities resulted from the loss on the sale of these in the second quarter of 2018. There were no U.S. Treasury Securities at December 31, 2017.

•	Losses on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The increase in our total interest rate swap contracts aggregate notional balance from $5,250,000 at December 31, 2017 to $7,350,000 at December 31, 2018.

◦	The decrease in our total TBA Agency Securities aggregate notional balance from $1,600,000 at December 31, 2017 to $900,000 at December 31, 2018.

2017 vs. 2016
•

•	Losses on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2017 of $4,012,398 compared to $7,195,157 during the year ended December 31, 2016.

•
Other than temporary impairment: For the years ended December 31, 2017 and December 31, 2016, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

◦
During 2017, we identified certain low yielding Agency Securities that we plan to replace with securities having more attractive returns as market conditions permit. For those securities, we recognized losses totaling ($13,707) in our consolidated financial statements of operations for the year ended December 31, 2017. The aggregate fair value of the remaining identified low yielding Agency Securities was $795,724 at December 31, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2017.

◦
During the fourth quarter of 2016, we concluded that unrealized losses on certain of our 3.0% 15-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(6,540) in our consolidated financial statements of operations for the year ended December 31, 2016. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2016.

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

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,658,969 at December 31, 2018, compared to $2,618,020 and $2,469,368 at December 31, 2017 and December 31, 2016, respectively.

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

Taxable Income

As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 15 to the consolidated financial statements).

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For years ended December 31, 2018, December 31, 2017 and December 31, 2016, other comprehensive income (loss) totaled $(23,759), $9,023 and $38,168, respectively, reflecting net unrealized gains or losses on available for sale Agency Securities net of amounts reclassified upon sale.

Financial Condition

Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in Agency Securities, Credit Risk and Non-Agency Securities and Interest-only Securities. At December 31, 2018, we invested in these three asset classes.

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

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at December 31, 2018 and December 31, 2017.

December 31, 2018

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Reset or Maturity
ARMs & Hybrids	$48,336	$49,996	3.62%	9.98%	8
Multi-Family MBS	1,690,467	1,702,563	3.26%	0.00%	84
10 Year Fixed	122,393	125,168	4.01%	11.82%	72
15 Year Fixed	738,464	758,203	4.00%	5.31%	173
20 Year Fixed	3,461	3,578	4.25%	12.46%	192
25 Year Fixed	36,004	36,271	3.50%	7.36%	272
30 Year Fixed	4,252,667	4,376,175	4.20%	5.10%	348
Total or Weighted Average	$6,891,792	$7,051,954	3.94%	4.04%	258
TBA Agency Securities 30 Year (2)	900,000	933,420	4.72%	n/a	n/a
Total or Weighted Average	$7,791,792	$7,985,374
Interest-Only Securities (3)	108,169	20,623	4.83%	13.18%	164
Total or Weighted Average		$8,005,997

(1) Weighted average CPR during the quarter ended December 31, 2018.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of December 31, 2018, our TBA Agency Securities had a carrying value of $4,236, reported as a derivative asset on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. Securities actually delivered may have shorter maturities.
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

(1) Weighted average CPR during the quarter ended December 31, 2017.
(2) Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of December 31, 2017,our TBA Agency Securities had a carrying value of $934, reported as derivative assets and a carrying amount of $(2,258), reported as a derivative liability on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.
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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At December 31, 2018 we had investment related payables with respect to unsettled purchases of Agency Securities of $166,052, we did not have any investment related receivables. At December 31, 2017 we did not have any investment related receivables or payables on Agency Securities.

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

At December 31, 2018 and December 31, 2017, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities have fixed-interest rates for an average period of approximately 8 months and 9 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

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

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2018.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Months to Maturity
Credit Risk Transfer	$661,181	$729,983	6.92%	100
Legacy Prime Fixed	16,051	13,394	6.02%	218
Legacy ALTA Fixed	58,730	46,853	5.84%	226
Legacy Prime Hybrid	9,479	8,623	3.62%	217
Legacy ALTA Hybrid	3,967	3,724	4.06%	205
New Issue Prime Fixed	17,714	17,338	3.69%	304
Total or Weighted Average	$767,122	$819,915	6.73%	115

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2017.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Months to Maturity
Credit Risk Transfer	$764,172	$870,494	6.05%	112
Legacy Prime Fixed	19,237	16,778	6.03%	230
Legacy ALTA Fixed	65,920	54,727	5.85%	237
Legacy Prime Hybrid	11,452	10,469	3.17%	229
Legacy ALTA Hybrid	4,901	4,660	3.47%	217
New Issue Prime Fixed	19,025	18,701	3.69%	317
Total or Weighted Average	$884,707	$975,829	5.95%	127

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
December 31, 2018	$308,061	$456,071	$55,783	$819,915
December 31, 2017	$21,452	$931,327	$23,050	$975,829

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Credit Risk and Non-Agency Securities at December 31, 2018.

The charts below present the percentage of our Credit Risk and Non-Agency Securities, at fair value, by type at December 31, 2018 and December 31, 2017.

U.S. Treasury Securities

From time to time we may purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS. We did not have any U.S. Treasury Securities at December 31, 2017.

The table below summarizes certain characteristics of our U.S. Treasury Securities at December 31, 2018.

	Principal Amount	Fair Value	Weighted Average Months to Maturity
U.S. Treasury Securities	$100,000	$98,646	7

Repurchase Agreements

We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 23 of which had open repurchase agreements with us at December 31, 2018 and 32 of which had open repurchases agreements with us at December 31, 2017. We had outstanding balances under our repurchase agreements at December 31, 2018 and December 31, 2017 of $7,037,651 and $7,555,917, respectively, consistent with the decrease in our MBS in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “hair cut.” At December 31, 2018, the average haircut percentage was 5.48% compared to 6.39% at December 31, 2017. The change in the average haircut percentage reflects better financing of some of our Credit Risk and Non-Agency Securities as the credit rating has increased from non-investment grade to investment grade on those securities.

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

At December 31, 2018 and December 31, 2017, we had derivatives with a net fair value of $87,408 and $29,263, respectively. At December 31, 2018 and December 31, 2017, we had interest rate swap contracts with an aggregate notional balance of $7,350,000 and $5,250,000, respectively. We also had TBA Agency Securities with an aggregate notional balance of $900,000 and $1,600,000 at December 31, 2018 and December 31, 2017, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $1,819, $16,597 and $(246,186), respectively, for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 related to our derivatives. For the year ended December 31, 2018, the net unrealized gain (loss) of our Agency Securities was $(188,799). This compares to $(13,170) and $13,417 respectively, for the years ended December 31, 2017 and December 31, 2016. The net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2018:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements (1)	$7,037,651	$7,037,651	$—	$—	$—
Interest expense on repurchase agreements	17,265	17,265	—	—	—
Related Party Fees (2)	192,097	27,442	54,885	54,885	54,885
Board of Directors fees (3)	8,288	1,184	2,368	2,368	2,368
Total	$7,255,301	$7,083,542	$57,253	$57,253	$57,253

(1) At December 31, 2018, BUCKLER, accounted for 49.8% of our aggregate borrowings and had an amount at risk of 13.0% of our total stockholders' equity with a weighted average maturity of 14 days on repurchase agreements (refer to Note 16 to the consolidated financial statements).
(2) Represents fees to be paid to ACM under the terms of the Management Agreements (refer to Note 11 and Note 16 to the consolidated financial statements).

(3) Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at December 31, 2018. We had interest rate swap contracts with an aggregate notional balance of $7,350,000, a weighted average swap rate of 1.98% and a weighted average term of 62 months months at December 31, 2018. We also entered into $900,000 notional of TBA Agency Securities during the year ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2018, our liquidity totaled $584,345, consisting of $221,668 of cash plus $362,677 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales (refer to Note 13 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At December 31, 2018 and December 31, 2017, we financed our securities portfolio with $7,037,651 and $7,555,917 of borrowings under repurchase agreements. Our leverage ratios at December 31, 2018 and December 31, 2017, were 6.25:1 and 5.70:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end. At December 31, 2017, we had a leverage ratio of 6.96:1, including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. We did not have any TBA Agency Securities purchased forward at December 31, 2018.

During the year ended December 31, 2018, we purchased $5,748,841 of MBS using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2018, we received cash of $725,771 from prepayments and scheduled principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $(518,266) for the year ended December 31, 2018 and made cash interest payments of approximately $252,393 on our liabilities for the year ended December 31, 2018.

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

Cash and cash collateral posted to counterparties provided by (used in) operating activities was $75,223, $110,079 and $(203,426), respectively, for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. The decrease in cash and cash collateral posted to counterparties related to operating activities is primarily related to the change in net gain (loss) on our derivatives and realized losses on sales of Agency Securities. Our average securities portfolio was $9,566,838, $9,502,424 and $10,755,853, respectively, for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at December 31, 2018 and December 31, 2017.

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

The following graph represents the outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our MBS. Our repurchase agreements balance will fluctuate based on our change in capital, leverage targets and the market prices of our assets. The balance of repurchase agreements outstanding will fluctuate within any given month based on changes in the market value of the particular MBS pledged as collateral (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.

See Note 9 and Note 16 to the consolidated financial statements for additional information.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2018 and December 31, 2017, we financed our securities portfolio with $7,037,651 and $7,555,917 of borrowings under repurchase agreements. Our leverage ratios at December 31, 2018 and December 31, 2017, were 6.25:1 and 5.70:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end. At December 31, 2017, we had a leverage ratio of 6.96:1, respectively, including TBA Agency Securities purchased forward and excluding debt related to forward settling sales. We did not have TBA Agency Securities purchased forward and excluding debt related to forward settling sales at December 31, 2018.

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

Off-Balance Sheet Arrangements

At December 31, 2018 and December 31, 2017, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2018 and December 31, 2017, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

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

Subsequent Events

See Note 19 to the consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. See Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

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

•	our inability to maintain the level of non-taxable returns of capital through the payment of dividends to our stockholders or to pay dividends to our stockholders at all;

•	inflation or deflation;

•	the impact of a shutdown of the U.S. Government;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for MBS;

•	changes in our business and investment strategy;

•	our failure to maintain an exemption from being regulated as a commodity pool operator;

•	our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;

•
the existence of conflicts of interest in our relationship with ACM, BUCKLER, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

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

We fund the purchase of a substantial portion of our ARMs with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our stock. Most of our adjustable rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations generally track the Federal Funds Rate and LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

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

Agency Prepayment Risk

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

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2018 and December 31, 2017. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

December 31, 2018

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	10.48%	(0.13)%	(1.04)%
0.50%	5.50%	0.07%	0.53%
(0.50)%	(6.13)%	(0.42)%	(3.40)%
(1.00)%	(13.02)%	(1.25)%	(10.01)%

December 31, 2017

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Hedges
1.00%	13.20%	(1.33)%	(10.39)%
0.50%	7.13%	(0.54)%	(4.17)%
(0.50)%	(5.97)%	0.20%	1.58%
(1.00)%	(13.11)%	0.08%	0.59%

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

December 31, 2018

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.24)%	(9.80)%
+10 BPS	(0.49)%	(3.92)%
-10 BPS	0.49%	3.92%
-25 BPS	1.24%	9.80%

December 31, 2017

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.32)%	(10.08)%
+10 BPS	(0.53)%	(4.03)%
-10 BPS	0.53%	4.03%
-25 BPS	1.32%	10.08%

The above tables quantify the estimated changes in the fair value of our securities portfolio and in our portfolio book value as of December 31, 2018 and December 31, 2017. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

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

Operational Risk

We rely on our financial, accounting and other data processing systems. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Financial Statement Notes, listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2018. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.

Based on management’s assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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
“Board” means ARMOUR’s Board of Directors.
“BUCKLER” means BUCKLER Securities, LLC, a Delaware limited liability company, and a FINRA-regulated broker-dealer. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
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

10.3
Sixth Amended and Restated Management Agreement, dated and effective as of November 20, 2017, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on November 22, 2017)

10.4
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

10.7
ATM Equity OfferingSM Sales Agreement, dated May 26, 2017, by and among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on May 30, 2017)

10.8
At Market Issuance Sales Agreement, dated August 30, 2017, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on August 31, 2017)

10.9
Amendment No. 1 to the ATM Equity OfferingSM Sales Agreement, dated October 2, 2017, by and among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on October 2, 2017)

23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Miami, Florida
February 14, 2019

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Miami, Florida
February 14, 2019

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share)

	December 31, 2018	December 31, 2017
Assets
Cash	$221,668	$265,232
Cash collateral posted to counterparties	10,531	17,162
Investments in securities, at fair value:
Agency Securities (including pledged securities of $6,743,689 at December 31, 2018 and $7,094,766 at December 31, 2017)	7,051,954	7,478,966
Credit Risk and Non-Agency Securities (including pledged securities of $698,255 at December 31, 2018 and $974,372 at December 31, 2017)	819,915	975,829
Interest-Only Securities	20,623	25,752
U.S. Treasury Securities (including pledged securities of $20,748)	98,646	—
Derivatives, at fair value	111,913	37,211
Accrued interest receivable	22,505	22,165
Prepaid and other	1,855	1,600
Subordinated loans to BUCKLER	105,000	105,000
Total Assets	$8,464,610	$8,928,917
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$7,037,651	$7,555,917
Cash collateral posted by counterparties	97,213	29,593
Payable for unsettled purchases	166,052	—
Derivatives, at fair value	24,505	7,948
Accrued interest payable- repurchase agreements	10,268	6,452
Accounts payable and other accrued expenses	3,608	2,956
Total Liabilities	$7,339,297	$7,602,866

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 6,369 and 6,262 issued and outstanding at December 31, 2018 and December 31, 2017 ($159,232 and $156,560 aggregate liquidation preference, respectively)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 43,702 and 41,877 shares issued and outstanding at December 31, 2018 and December 31, 2017	44	42
Additional paid-in capital	2,752,376	2,709,335
Accumulated deficit	(1,583,245)	(1,363,223)
Accumulated other comprehensive loss	(43,870)	(20,111)
Total Stockholders’ Equity	$1,125,313	$1,326,051
Total Liabilities and Stockholders’ Equity	$8,464,610	$8,928,917
See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest Income:
Agency Securities, net of amortization of premium and fees	218,391	196,301	225,796
Credit Risk and Non-Agency Securities, including discount accretion	56,427	55,969	36,573
Interest-Only Securities	1,667	2,163	1,626
U.S. Treasury Securities	4,644	—	—
BUCKLER Subordinated loans	2,019	—	—
Total Interest Income	$283,148	$254,433	$263,995
Interest expense- repurchase agreements	(154,230)	(94,558)	(73,107)
Net Interest Income	$128,918	$159,875	$190,888
Other Income (Loss):
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(152,950)	(8,486)	(18,211)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	(12,090)	(13,707)	(6,540)
Gain (loss) on Credit Risk and Non-Agency Securities	(27,266)	65,672	59,120
Gain (loss) on Interest-Only Securities	(1,007)	(2,966)	6,431
Loss on U.S. Treasury Securities	(6,365)	—	—
Bargain purchase price on acquisition of JAVELIN	—	—	6,484
Subtotal	$(199,678)	$40,513	$47,284
Realized loss on derivatives (1)	(47,497)	(22,675)	(452,398)
Unrealized gain on derivatives	49,316	39,272	206,212
Subtotal	$1,819	$16,597	$(246,186)
Total Other Income (Loss)	$(197,859)	$57,110	$(198,902)
Expenses:
Management fees	27,246	26,582	26,070
Professional fees	4,978	4,578	5,253
Insurance	660	836	1,010
Compensation	3,774	2,298	2,260
Other	367	1,537	2,910
Total Expenses	$37,025	$35,831	$37,503
Net Income (Loss)	$(105,966)	$181,154	$(45,517)
Dividends on preferred stock	(17,032)	(15,880)	(15,622)
Net Income (Loss) available (related) to common stockholders	$(122,998)	$165,274	$(61,139)

Net Income (Loss) per share available (related) to common stockholders (Note 14):
Basic	$(2.92)	$4.22	$(1.67)
Diluted	$(2.92)	$4.17	$(1.67)
Dividends declared per common share	$2.28	$2.28	$3.02
Weighted average common shares outstanding:
Basic	42,128	39,170	36,698
Diluted	42,128	39,642	36,698

(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see Note 10 to the consolidated financial statements.

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net Income (Loss)	$(105,966)	$181,154	$(45,517)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	152,950	8,486	18,211
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	12,090	13,707	6,540
Net unrealized gain (loss) on available for sale Agency Securities	(188,799)	(13,170)	13,417
Other comprehensive income (loss)	$(23,759)	$9,023	$38,168
Comprehensive Income (Loss)	$(129,725)	$190,177	$(7,349)

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2016	2,181	$2	$53,172	5,650	$6	$136,547	36,682	$37	$2,369,642	$2,559,361	$(1,266,938)	$(67,302)	$1,225,166
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,124)	—	(11,124)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(111,011)	—	(111,011)
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	41	—	881	881	—	—	881
Net Loss	—	—	—	—	—	—	—	—	—	—	(45,517)	—	(45,517)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	38,168	38,168
Balance, December 31, 2016	2,181	2	53,172	5,650	6	136,547	36,723	37	2,370,523	2,560,242	(1,439,088)	(29,134)	1,092,065
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(11,382)	—	(11,382)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(89,409)	—	(89,409)
Issuance of Series B Preferred stock, net	—	—	—	612	—	14,968	—	—	—	14,968	—	—	14,968
Issuance of common stock, net	—	—	—	—	—	—	5,119	5	133,188	133,188	—	—	133,193
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	35	—	937	937	—	—	937
Net Income	—	—	—	—	—	—	—	—	—	—	181,154	—	181,154
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	9,023	9,023
Balance, December 31, 2017	2,181	2	53,172	6,262	6	151,515	41,877	42	2,504,648	2,709,335	(1,363,223)	(20,111)	1,326,051
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(12,534)	—	(12,534)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(97,024)	—	(97,024)
Issuance of Series B Preferred stock, net	—	—	—	107	—	2,632	—	—	—	2,632	—	—	2,632
Issuance of common stock, net	—	—	—	—	—	—	1,723	2	38,012	38,012	—	—	38,014
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	102	—	2,397	2,397	—	—	2,397
Net Loss	—	—	—	—	—	—	—	—	—	—	(105,966)	—	(105,966)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(23,759)	(23,759)
Balance, December 31, 2018	2,181	$2	$53,172	6,369	$6	$154,147	43,702	$44	$2,545,057	$2,752,376	$(1,583,245)	$(43,870)	$1,125,313
 See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net Income (Loss)	$(105,966)	$181,154	$(45,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	32,989	44,838	77,827
Accretion of net discount on Credit Risk and Non-Agency Securities	(2,946)	(3,866)	(2,118)
Net amortization of Interest-Only Securities	4,122	4,908	7,769
Net amortization of U.S. Treasury Securities	(1,066)	—	—
Realized loss on sale of Agency Securities	152,950	8,486	18,211
Other than temporary impairment of Agency Securities	12,090	13,707	6,540
(Gain) loss on Credit Risk and Non-Agency Securities	27,266	(65,672)	(59,120)
(Gain) loss on Interest-Only Securities	1,007	2,966	(6,431)
Loss on U.S. Treasury Securities	6,365	—	—
Stock based compensation	2,397	937	881
Bargain purchase price on acquisition of JAVELIN	—	—	(6,484)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(53)	(3,713)	17,415
(Increase) decrease in prepaid and other assets	(255)	(100)	3,622
Change in derivatives, at fair value	(58,145)	(69,081)	(210,034)
Increase (decrease) in accrued interest payable- repurchase agreements	3,816	(482)	(1,703)
Increase (decrease) in accounts payable and other accrued expenses	652	(4,003)	(4,284)
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$75,223	$110,079	$(203,426)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(4,816,961)	(5,813,389)	(2,201,480)
Purchases of Credit Risk and Non-Agency Securities	—	(8,224)	(882,588)
Purchases of Interest-Only Securities	—	—	(101,947)
Purchases of U.S. Treasury Securities	(765,828)	—	—
Principal repayments of Agency Securities	691,934	775,181	1,337,671
Principal repayments of Credit Risk and Non-Agency Securities	33,837	145,731	53,033
Proceeds from sales of Agency Securities	4,496,015	4,012,398	7,195,157
Proceeds from sales of Credit Risk and Non-Agency Securities	97,758	8,372	61,843
Proceeds from sales of Interest-Only Securities	—	—	66,982
Proceeds from sales of U.S. Treasury Securities	661,883	—	—
Increase in cash collateral posted by counterparties	67,620	25,819	3,774
Net cash used in the acquisition of JAVELIN	—	—	(48,572)
Subordinated loans to BUCKLER	—	(105,000)	—
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$466,258	$(959,112)	$5,483,873

Cash Flows From Financing Activities:
Issuance of Series B Preferred stock, net of expenses	2,632	14,815	—
Issuance of common stock, net of expenses	38,014	133,193	—
Proceeds from repurchase agreements	185,437,769	141,685,213	139,917,180
Principal repayments on repurchase agreements	(185,956,035)	(140,947,749)	(145,258,815)
Series A Preferred stock dividends paid	(4,498)	(4,498)	(4,498)
Series B Preferred stock dividends paid	(12,534)	(11,382)	(11,124)
Common stock dividends paid	(97,024)	(89,409)	(111,011)
Common stock repurchased	—	—	(14,658)
Net cash and cash collateral posted to counterparties used in financing activities	$(591,676)	$780,183	$(5,482,926)
Net decrease in cash and cash collateral posted to counterparties	(50,195)	(68,850)	(202,479)
Cash and cash collateral posted to counterparties - beginning of year	282,394	351,244	553,723
Cash and cash collateral posted to counterparties - end of year	$232,199	$282,394	$351,244
Supplemental Disclosure:
Cash paid during the year for interest	$252,393	$164,913	$193,944
Non-Cash Investing Activities:
Payable for unsettled purchases	$166,052	$—	$—
Net unrealized gain (loss) on available for sale Agency Securities	$(188,799)	$(13,170)	$13,417
Amounts receivable for issuance of preferred stock	$—	$153	$—

See financial statement notes.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
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

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 11 - Commitments and Contingencies and Note 16 - Related Party Transactions for additional discussion). We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code”). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or a government agency such as Government National Mortgage Administration (Ginnie Mae) (collectively, “Agency Securities”). The Agency securities in our securities portfolio consist primarily of fixed rate home loans, the remaining are either backed by hybrid adjustable rate or adjustable rate home loans. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, “Credit Risk and Non-Agency Securities”). We also invest in Interest-Only Securities, which are the interest portion of Agency Securities, that is separated and sold individually from the principal portion of the same payment. ("Agency Securities" together with “Credit Risk and Non-Agency Securities” and Interest-Only Securities, collectively,"MBS"). From time to time we may also invest in U.S. Treasury Securities and money market instruments.

Note 2 - Basis of Presentation and Consolidation

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

Agency Securities - At December 31, 2018 and December 31, 2017, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Credit Risk and Non-Agency Securities - At December 31, 2018 and December 31, 2017, all of our Credit Risk and Non-Agency Securities were classified as trading securities. Credit Risk and Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

Interest-Only Securities - At December 31, 2018 and December 31, 2017, all of our Interest-Only Securities were classified as trading securities. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-Only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

U.S. Treasury Securities - At December 31, 2018, all of our U.S. Treasury Securities were classified as trading securities and are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations. We did not have any U.S. Treasury Securities at December 31, 2017.

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

Repurchase Agreements

We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate (“LIBOR”). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2018 and December 31, 2017.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Note 4 - Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board. Those not listed below were deemed to be either not applicable, are not expected to have a significant impact on our consolidated financial statements when adopted, or did not have a significant impact on our consolidated financial statements upon adoption.
In the current year, we adopted Accounting Standards ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash which resulted in the presentation of cash collateral posted to counterparties with cash on the consolidated statements of cash flows when reconciling the total beginning and ending amounts. Prior period results have been revised to conform to the current presentation.

In June 2018, the Financial Accounting Standards Board issued ASU 2018–07, Improvements to Nonemployee Share–Based Payment Accounting (Topic 718). The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity–classified share–based payment awards issued to nonemployees will be measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date), as required under the current guidance. The standard is to be applied on a modified retrospective basis through a cumulative–effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The standard is effective for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. The cumulative effective adjustment to be recorded upon adoption of the standard in 2019 will not be material to the Company's financial condition or the results of operations.

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The standard amends the hedge accounting recognition and presentation requirements in ASC 815. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein, however, early adoption is permitted. The Company may apply hedge accounting in the future.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

Cash and Cash Collateral - Cash includes cash on deposit with financial institutions. The carrying amount of cash is deemed to be its fair value and is classified as Level 1. Cash balances posted by us to counterparties or posted by counterparties to us as collateral are classified as Level 2 because they are integrally related to the Company's repurchase financing and interest rate swap agreements, which are classified as Level 2.

Agency Securities - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2018 and December 31, 2017, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Credit Risk and Non-Agency Securities - The fair value for the Credit Risk and Non-Agency Securities in our securities portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to fair value determined using a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2018 and December 31, 2017, all of our Credit Risk and Non-Agency Securities are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Interest-Only Securities - The fair value for the Interest-Only Securities in our securities portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2018 and December 31, 2017, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, December 31, 2018
Assets at Fair Value:
Agency Securities	$—	$7,051,954	$—	$7,051,954
Credit Risk and Non-Agency Securities	$—	$819,915	$—	$819,915
Interest-Only Securities	$—	$20,623	$—	$20,623
U.S. Treasury Securities	$98,646	$—	$—	$98,646
Derivatives	$—	$111,913	$—	$111,913
Liabilities at Fair Value:
Derivatives	$—	$24,505	$—	$24,505

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2018.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, December 31, 2017
Assets at Fair Value:
Agency Securities	$—	$7,478,966	$—	$7,478,966
Credit Risk and Non-Agency Securities	$—	$975,829	$—	$975,829
Interest-Only Securities	$—	$25,752	$—	$25,752
Derivatives	$—	$37,211	$—	$37,211
Liabilities at Fair Value:
Derivatives	$—	$7,948	$—	$7,948

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at December 31, 2018 and December 31, 2017.

December 31, 2018			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$221,668	$221,668	$221,668	$—	$—
Cash collateral posted to counterparties	$10,531	$10,531	$—	$10,531	$—
Accrued interest receivable	$22,505	$22,505	$—	$22,505	$—
Subordinated loans to BUCKLER	$105,000	$105,000	$—	$105,000	—
Financial Liabilities:
Repurchase agreements	$7,037,651	$7,037,651	$—	$7,037,651	$—
Cash collateral posted by counterparties	$97,213	$97,213	$—	$97,213	$—
Payable for unsettled purchases	$166,052	$166,052	$—	$166,052	$—
Accrued interest payable- repurchase agreements	$10,268	$10,268	$—	$10,268	$—

December 31, 2017			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$265,232	$265,232	$265,232	$—	$—
Cash collateral posted to counterparties	$17,162	$17,162	$—	$17,162	$—
Accrued interest receivable	$22,165	$22,165	$—	$22,165	$—
Subordinated loans to BUCKLER	$105,000	$105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$7,555,917	$7,555,917	$—	$7,555,917	$—
Cash collateral posted by counterparties	$29,593	$29,593	$—	$29,593	$—
Accrued interest payable- repurchase agreements	$6,452	$6,452	$—	$6,452	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table provides a summary of the changes in Level 3 assets measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016. We did not have any Level 3 assets during the year ended December 31, 2018.

	For the Year Ended
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

(1) We did not have any Level 3 assets at December 31, 2015.

The significant unobservable inputs used in the fair value measurement of our Level 3 Credit Risk and Non-Agency Securities at December 31, 2017 and December 31, 2016, included assumptions for underlying loan collateral, cumulative default rates and loss severities in the event of default, as well as discount rates. At the beginning of the third quarter 2017, we determined that third party pricing services and or/dealer quotes available for Credit Risk and Non-Agency Securities met the criteria for Level 2 classification. Fair values obtained from third party pricing services for similar instruments are classified as Level 2 securities, if the inputs to the pricing model used is consistent with the Level 2 definition. We transferred the securities to Level 2 from Level 3 at the commencement of the third quarter in 2017.

Note 6 - Agency Securities

At December 31, 2018 and December 31, 2017, investments in Agency Securities accounted for 88.2% and 88.2% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at December 31, 2018, December 31, 2017 and December 31, 2016, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

Results of this evaluation for the year ended December 31, 2018 - During the first quarter of 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $(12,090) in our consolidated financial statements of operations. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2018

Results of this evaluation for the year ended December 31, 2017 - During the second quarter of 2017, we identified certain low yielding Agency Securities that we replaced with securities having more attractive returns as

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

market conditions permit. Accordingly, we recognized losses totaling $(13,707) in our consolidated financial statements of operations for the year ended December 31, 2017. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2017.

Results of this evaluation for the year ended December 31, 2016 - During the fourth quarter of 2016, we concluded that unrealized losses on certain of our 3.0% 15-year fixed rate Agency Securities represented an other than temporary impairment. Accordingly, we recognized losses totaling $(6,540) in our consolidated financial statements of operations for the year ended December 31, 2016. We determined that there was no other than temporary impairment of our remaining Agency Securities as of December 31, 2016.

At December 31, 2018, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2018 are also presented below. Our Agency Securities had a weighted average coupon of 3.94% at December 31, 2018.

December 31, 2018	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$19,929	$(249)	$73	$19,753	0.28%
Multi-Family MBS	1,710,346	(17,128)	9,345	1,702,563	24.14
10 Year Fixed	115,654	(292)	129	115,491	1.64
15 Year Fixed	684,678	(388)	3,864	688,154	9.76
20 Year Fixed	3,734	(156)	—	3,578	0.05
30 Year Fixed	2,803,125	(28,545)	3,349	2,777,929	39.39
Total Fannie Mae	$5,337,466	$(46,758)	$16,760	$5,307,468	75.26%

Freddie Mac
10 Year Fixed	9,515	(68)	—	9,447	0.13
15 Year Fixed	70,164	(272)	157	70,049	0.99
25 Year Fixed	37,939	(1,668)	—	36,271	0.51
30 Year Fixed	1,299,695	(11,807)	500	1,288,388	18.28
Total Freddie Mac	$1,417,313	$(13,815)	$657	$1,404,155	19.91%

Ginnie Mae
ARMs & Hybrids	30,708	(466)	1	30,243	0.43
10 Year Fixed	231	(1)	—	230	0.00
30 Year Fixed	310,106	(255)	7	309,858	4.40
Total Ginnie Mae	$341,045	$(722)	$8	$340,331	4.83%
Total Agency Securities	$7,095,824	$(61,295)	$17,425	$7,051,954	100.00%

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At December 31, 2018 we had investment related payables with respect to unsettled purchases of Agency Securities of $166,052. We did not have any investment related receivables at December 31, 2018. At December 31, 2017 we did not have any investment related receivables or payables on Agency Securities.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table summarizes the weighted average lives of our Agency Securities at December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$75	$77	$—	$—
Greater than or equal to one year and less than three years	25,841	26,264	29,126	29,269
Greater than or equal to three years and less than five years	1,334,663	1,331,577	1,353,036	1,353,998
Greater than or equal to five years	5,691,375	5,737,906	6,096,804	6,115,810
Total Agency Securities	$7,051,954	$7,095,824	$7,478,966	$7,499,077

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at December 31, 2018 and December 31, 2017 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018	$2,651,518	$(18,135)	$1,197,533	$(43,160)	$3,849,051	$(61,295)
December 31, 2017	$4,355,924	$(28,906)	$733,637	$(10,486)	$5,089,561	$(39,392)

During the years ended December 31, 2018, December 31, 2017 and December 31, 2016 we sold $4,496,015 , $4,012,398 and $7,195,157 of Agency Securities, which resulted in realized losses of $(152,950), $(8,486), and $(18,211), respectively. Sales are executed to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 - Credit Risk and Non-Agency Securities

At December 31, 2018 and December 31, 2017, investments in Credit Risk and Non-Agency Securities accounted for 10.3% and 11.5% of our securities portfolio.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2018 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2018	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$729,983	$653,681	$661,181	6.92%
Legacy Prime Fixed	13,394	12,698	16,051	6.02%
Legacy ALT-A Fixed	46,853	42,534	58,730	5.84%
Legacy Prime Hybrid	8,623	7,987	9,479	3.62%
Legacy ALT-A Hybrid	3,724	3,164	3,967	4.06%
New Issue Prime Fixed	17,338	16,767	17,714	3.69%
Total Credit Risk and Non-Agency Securities	$819,915	$736,831	$767,122	6.73%

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2017 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2017	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$870,494	$753,422	$764,172	6.05%
Legacy Prime Fixed	16,778	15,287	19,237	6.03%
Legacy ALT-A Fixed	54,727	48,516	65,920	5.85%
Legacy Prime Hybrid	10,469	9,517	11,452	3.17%
Legacy ALT-A Hybrid	4,660	3,895	4,901	3.47%
New Issue Prime Fixed	18,701	17,957	19,025	3.69%
Total Credit Risk and Non-Agency Securities	$975,829	$848,594	$884,707	5.95%

Our Credit Risk Transfer securities are collateralized by residential mortgage loans meeting agency criteria. However, our securities principal and interest are not guaranteed by the agencies. Credit Risk Transfer securities include tranches issued since 2014. Our Legacy and New Issue Prime Fixed securities are collateralized by residential mortgage loans not guaranteed by any agency. Legacy Prime Fixed, Legacy Alt-A Fixed securities include tranches issued between 2005-2007. New Issue Prime Fixed securities include tranches issued in 2013.

The following table summarizes the weighted average lives of our Credit Risk and Non-Agency Securities at December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
Weighted Average Life of all Credit Risk and Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Greater than or equal to three years and less than five years	$188,063	$169,692	$169,189	$149,436
Greater than or equal to five years	631,852	567,139	806,640	699,158
Total Credit Risk and Non-Agency Securities	$819,915	$736,831	$975,829	$848,594

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at December 31, 2018 and December 31, 2017, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Credit Risk and Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017.

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018	$1,860	$(13)	$—	$—	$1,860	$(13)
December 31, 2017	$—	$—	$—	$—	$—	$—

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at December 31, 2018 and December 31, 2017, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we sold $97,758, $8,372 and $61,843, respectively, of Credit Risk and Non-Agency Securities, which resulted in gains of $16,886, $85 and $333, respectively. Sales are executed to reposition our securities portfolio and to reach our target level of liquidity.

Note 8 - U.S. Treasury Securities

At December 31, 2018, investments in U.S. Treasury Securities accounted for 1.2% of our securities portfolio. We did not have any U.S. Treasury Securities at December 31, 2017.

At December 31, 2018, we had the following U.S. Treasury Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our U.S. Treasury Securities at December 31, 2018 are also presented below.

	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
U.S. Treasury Securities	$98,703	$(57)	$—	$98,646

The following table presents the unrealized losses and estimated fair value of our U.S. Treasury Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2018.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018	$98,646	$(57)	$—	$—	$98,646	$(57)

Note 9 - Repurchase Agreements

At December 31, 2018, we had MRAs with 48 counterparties and had $7,037,651 in outstanding borrowings with 23 of those counterparties. At December 31, 2017, we had MRAs with 46 counterparties and had $7,555,917 in outstanding borrowings with 32 of those counterparties.

The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2018 and December 31, 2017. No amounts below are subject to offsetting.

December 31, 2018	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$6,456,823	2.95%	14	4.22%
Credit Risk and Non-Agency Securities	580,828	3.23%	14	17.79%
Total or Weighted Average	$7,037,651	2.97%	14	5.48%

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

agreements. Certain interest rate swap contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

	December 31, 2018		December 31, 2017
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$5,793,973	3.05%	$1,738,768	2.08%
31 days to 60 days	1,243,678	2.60%	2,394,450	1.59%
61 days to 90 days	—	0.00%	3,422,699	1.61%
Greater than 90 days	—	0.00%	—	0.00%
Total or Weighted Average	$7,037,651	2.97%	$7,555,917	1.71%

At December 31, 2018 and December 31, 2017, BUCKLER Securities, LLC, (“BUCKLER”), (See Note 16 - Related Party Transactions) accounted for 49.8% and 38.4%, respectively, of our aggregate borrowings and had an amount at risk of 13.0% and 9.0%, respectively, of our total stockholders' equity with a weighted average maturity of 14 days and 70 days, respectively, on repurchase agreements.

In addition, at December 31, 2018, we had 1 repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for approximately 6.8% of our repurchase agreement borrowings outstanding at December 31, 2018. At December 31, 2017, we had 1 repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for 5.1% of our repurchase agreement borrowings at December 31, 2017.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

The following tables present information about our derivatives at December 31, 2018 and December 31, 2017.

December 31, 2018

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	11	1.21%	$550,000	$6,620	$—
Interest rate swap contracts	13-24 Months	18	1.48%	675,000	11,136	—
Interest rate swap contracts	25-36 Months	25	2.06%	1,000,000	5,568	—
Interest rate swap contracts	49-60 Months	54	1.95%	1,725,000	32,723	—
Interest rate swap contracts	61-72 Months	67	1.89%	575,000	12,009	—
Interest rate swap contracts	73-84 Months	73	2.33%	350,000	—	(1,709)
Interest rate swap contracts	85-96 Months	95	1.93%	1,050,000	32,240	—
Interest rate swap contracts	97-108 Months	102	2.10%	375,000	7,381	—
Interest rate swap contracts	109-120 Months	114	2.62%	1,050,000	—	(22,796)
TBA Agency Securities (2)	0-60 Months	n/a	n/a	900,000	4,236	—
Total or Weighted Average				$8,250,000	$111,913	$(24,505)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Implied cost basis of $929,184 and implied market value of $933,420.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
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

The following tables present information about interest rate swap contracts and Agency Securities TBA and the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at December 31, 2018.

December 31, 2018		Gross Amounts Not Offset in the Consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$107,677	$(24,505)	$(82,838)	$334
TBA Agency Securities	4,236	—	(2,593)	1,643
Totals	$111,913	$(24,505)	$(85,431)	$1,977

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

December 31, 2018		Gross Amounts Not Offset in the Consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(24,505)	$24,505	$—	$—
TBA Agency Securities	—	—	—	—
Totals	$(24,505)	$24,505	$—	$—

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

		Income (Loss) Recognized
		For the Years Ended
Derivatives	Location on consolidated statements of operations	December 31, 2018	December 31, 2017	December 31, 2016
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$2,655	$990	$(370,192)
Interest income	Realized loss on derivatives	124,714	50,464	25,270
Interest expense	Realized loss on derivatives	(124,241)	(83,797)	(90,978)
Changes in fair value	Unrealized gain on derivatives	43,755	39,388	208,082
		$46,883	$7,045	$(227,818)
Basis swap contracts:
Realized gain	Realized loss on derivatives	—	—	1,468
Interest income	Realized loss on derivatives	—	—	2,617
Interest expense	Realized loss on derivatives	—	—	(3,116)
Changes in fair value	Unrealized gain on derivatives	—	—	(661)
		$—	$—	$308
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	(50,625)	9,668	(17,467)
Changes in fair value	Unrealized gain on derivatives	5,561	(116)	(1,209)
		$(45,064)	$9,552	$(18,676)
Totals		$1,819	$16,597	$(246,186)

Note 11 - Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements (see also Note 16, “Related Party Transactions”). The management agreements entitle ACM to receive a management fee payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2018, December 31, 2017 and December 31, 2016, the effective ARMOUR management fee was 1.03%, 1.04% and 1.05% based on gross equity raised of $2,658,969, $2,618,020 and $2,469,368, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2018 and December 31, 2017.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN (Note 17 -Acquisition of JAVELIN Mortgage Investment Corp. for more information about the Tender Offer and Merger). The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. To date, the Court has not issued an order on the Motion to Dismiss.

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

Note 12 - Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2018, there were 1,875 shares of common stock issuable under the Plan, of which 1,137 remain available for future issuance.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Transactions related to awards for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are summarized below:

	December 31, 2018		December 31, 2017		December 31, 2016
	Number of Awards	Weighted Average Fair Value per Award	Number of Awards	Weighted Average Fair Value per Award	Number of Awards	Weighted Average Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	472	$24.82	32	$39.80	78	$48.85
Granted	—	$—	472	$24.82	—	$—
Vested	(112)	$22.70	(32)	$39.80	(46)	$56.14
Unvested RSU Awards Outstanding end of period	360	$21.11	472	$24.82	32	$39.80

At December 31, 2018, there was approximately $7,607 of unvested stock based compensation related to the Awards (based on a stock price of $21.11 per share), that we expect to recognize as an expense over the remaining average service period of 2.6 years. Our policy is to account for forfeitures as they occur. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 13 - Stockholders' Equity

Preferred Stock

At December 31, 2018 and December 31, 2017, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 7,650 shares as 7.875% Series B Preferred Stock. At December 31, 2018, a total of 32,740 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At December 31, 2018 and December 31, 2017, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at December 31, 2018. At December 31, 2018 and December 31, 2017, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on June 7, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At December 31, 2018 and December 31, 2017, we had 6,369 and 6,262 shares of Series B Preferred Stock, respectively, issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $159,232 and $156,560, respectively, in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 1,281 at December 31, 2018. At December 31, 2018 and December 31, 2017, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

On August 30, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Preferred B ATM Sales Agreement”) relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 2,000 shares of our Series B Preferred Stock. For the year ended December 31, 2018, we sold 107 shares under this agreement. Proceeds from the sale of the 107 shares were $2,632, net of issuance costs of approximately $42.

See tables below for Series B Preferred Stock equity raising activities.

Common Stock

At December 31, 2018 and December 31, 2017, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 43,702 shares of common stock issued and outstanding at December 31, 2018 and 41,877 shares of common stock issued and outstanding at December 31, 2017.

On May 26, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to a proposed "at-the-market" offering program. On October 2, 2017, the Sales Agreement was amended. For the year ended December 31, 2018, we sold 883 shares under this agreement. Proceeds from the sale of the 883 shares were $19,013, net of issuance costs of approximately $262.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

See tables below for common stock equity raising activities, including our dividend reinvestment and stock purchase plan ("DRIP").

Common Stock Repurchased

At December 31, 2018, December 31, 2017 and December 31, 2016, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). For the years ended December 31, 2018, December 31, 2017 and December 31, 2016 we did not repurchase any common shares under the Repurchase Program. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.
Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2018 and December 31, 2017. We did not have equity raising transactions for the year ended December 31, 2016.

December 31, 2018

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series B Preferred equity distribution agreement	January 2, 2018-January 26, 2018	107	$24.62	$2,632
DRIP	August 21, 2018-December 10, 2018	840	$22.61	$19,001
Common stock ATM Sales Agreement	December 11, 2018-December 19, 2018	883	$21.53	$19,013

(1)	Weighted average price

December 31, 2017

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Series B Preferred ATM Sales Agreement	August 31, 2017-December 30, 2017	612	$24.44	$14,968
Common stock follow-on public offering	June 30, 2017	4,500	$25.96	$116,693
DRIP	September 12, 2017-October 6, 2017	619	$26.44	$16,500

(1)	Weighted average price

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Dividends

The following tables present our common stock dividend transactions for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

December 31, 2018

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2018	January 29, 2018	$0.19	$8,046
February 15, 2018	February 27, 2018	$0.19	8,046
March 15, 2018	March 28, 2018	$0.19	8,045
April 13, 2018	April 27, 2018	$0.19	8,046
May 15, 2018	May 30, 2018	$0.19	8,046
June 15, 2018	June 28, 2018	$0.19	8,045
July 16, 2018	July 27, 2018	$0.19	8,045
August 15, 2018	August 28, 2018	$0.19	8,045
September 17, 2018	September 27, 2018	$0.19	8,117
October 15, 2018	October 29, 2018	$0.19	8,118
November 15, 2018	November 27, 2018	$0.19	8,118
December 17, 2018	December 27, 2018	$0.19	8,307
Total dividends paid			$97,024

December 31, 2017

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2017	January 30, 2017	$0.19	$6,984
February 15, 2017	February 27, 2017	$0.19	6,984
March 15, 2017	March 30, 2017	$0.19	6,983
April 17, 2017	April 28, 2017	$0.19	6,984
May 15, 2017	May 30, 2017	$0.19	6,984
June 15, 2017	June 29, 2017	$0.19	6,983
July 17, 2017	July 27, 2017	$0.19	7,839
August 15, 2017	August 28, 2017	$0.19	7,839
September 15, 2017	September 28, 2017	$0.19	7,870
October 16, 2017	October 27, 2017	$0.19	7,956
November 15, 2017	November 27, 2017	$0.19	7,957
December 15, 2017	December 28, 2017	$0.19	8,046
Total dividends paid			$89,409

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

The following tables present our Series A Preferred Stock dividend transactions for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

December 31, 2018

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.17	$374.8
February 15, 2018	February 27, 2018	$0.17	374.8
March 15, 2018	March 27, 2018	$0.17	374.8
April 15, 2018	April 27, 2018	$0.17	374.8
May 15, 2018	May 29, 2018	$0.17	374.8
June 15, 2018	June 27, 2018	$0.17	374.8
July 15, 2018	July 27, 2018	$0.17	374.8
August 15, 2018	August 27, 2018	$0.17	374.8
September 15, 2018	September 27, 2018	$0.17	374.8
October 15, 2018	October 29, 2018	$0.17	374.8
November 15, 2018	November 27, 2018	$0.17	374.8
December 15, 2018	December 27, 2018	$0.17	374.8
Total dividends paid			$4,498

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

December 31, 2017

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.17	$374.8
February 15, 2017	February 27, 2017	$0.17	374.8
March 15, 2017	March 27, 2017	$0.17	374.8
April 15, 2017	April 27, 2017	$0.17	374.8
May 15, 2017	May 30, 2017	$0.17	374.8
June 15, 2017	June 27, 2017	$0.17	374.8
July 15, 2017	July 27, 2017	$0.17	374.8
August 15, 2017	August 28, 2017	$0.17	374.8
September 15, 2017	September 27, 2017	$0.17	374.8
October 15, 2017	October 27, 2017	$0.17	374.8
November 15, 2017	November 27, 2017	$0.17	374.8
December 15, 2017	December 27, 2017	$0.17	374.8
Total dividends paid			$4,498

December 31, 2016

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2016	January 27, 2016	$0.17	$374.8
February 15, 2016	February 26, 2016	$0.17	374.8
March 15, 2016	March 28, 2016	$0.17	374.8
April 15, 2016	April 27, 2016	$0.17	374.8
May 15, 2016	May 27, 2016	$0.17	374.8
June 15, 2016	June 29, 2016	$0.17	374.8
July 15, 2016	July 27, 2016	$0.17	374.8
August 15, 2016	August 29, 2016	$0.17	374.8
September 15, 2016	September 27, 2016	$0.17	374.8
October 15, 2016	October 27, 2016	$0.17	374.8
November 15, 2016	November 27, 2016	$0.17	374.8
December 15, 2016	December 28, 2016	$0.17	374.8
Total dividends paid			$4,498

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following tables present our Series B Preferred Stock dividend transactions for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

December 31, 2018

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.16	$1,039
February 15, 2018	February 27, 2018	$0.16	1,045
March 15, 2018	March 27, 2018	$0.16	1,045
April 15, 2018	April 27, 2018	$0.16	1,045
May 15, 2018	May 29, 2018	$0.16	1,045
June 15, 2018	June 27, 2018	$0.16	1,045
July 15, 2018	July 27, 2018	$0.16	1,045
August 15, 2018	August 27, 2018	$0.16	1,045
September 15, 2018	September 27, 2018	$0.16	1,045
October 15, 2018	October 29, 2018	$0.16	1,045
November 15, 2018	November 27, 2018	$0.16	1,045
December 15, 2018	December 27, 2018	$0.16	1,045
Total dividends paid			$12,534

December 31, 2017

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.16	$927
February 15, 2017	February 27, 2017	$0.16	927
March 15, 2017	March 27, 2017	$0.16	927
April 15, 2017	April 27, 2017	$0.16	927
May 15, 2017	May 30, 2017	$0.16	927
June 15, 2017	June 27, 2017	$0.16	927
July 15, 2017	July 27, 2017	$0.16	927
August 15, 2017	August 28, 2017	$0.16	927
September 15, 2017	September 27, 2017	$0.16	962
October 15, 2017	October 27, 2017	$0.16	987
November 15, 2017	November 27, 2017	$0.16	998
December 15, 2017	December 27, 2017	$0.16	1,019
Total dividends paid			$11,382

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

Note 14 - Net Income per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net Income (Loss)	$(105,966)	$181,154	$(45,517)
Less: Preferred dividends	(17,032)	(15,880)	(15,622)
Net Income (Loss) available (related) to common stockholders	$(122,998)	$165,274	$(61,139)

Weighted average common shares outstanding – basic	42,128	39,170	36,698
Add: Effect of dilutive non-vested awards, assumed vested	—	472	—
Weighted average common shares outstanding – diluted	42,128	39,642	36,698

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 15 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
GAAP net income (loss)	$(105,966)	$181,154	$(45,517)
Book to tax differences:
TRS income	(265)	—	—
Premium amortization expense	(1,132)	(468)	—
Credit Risk and Non-Agency Securities	26,509	(68,505)	(60,914)
Interest-Only Securities	318	1,216	(7,818)
U.S. Treasury Securities	6,365	—	—
Changes in interest rate contracts	(1,346)	(49,930)	179,979
Losses on Sales of Agency Securities	152,950	8,486	18,211
Other than temporary loss on Agency Securities	12,090	13,707	6,540
Amortization of deferred hedging costs	(56,378)	(59,930)	(47,952)
Bargain purchase price on acquisition of JAVELIN	—	—	(6,484)
Other	16	15	19
Estimated taxable income	$33,161	$25,745	$36,064

Interest rate contracts are treated as hedging transactions for tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income.

Net capital losses realized	Amount	Available to offset capital gains though
2014	(341,850)	2019
2015	(5,182)	2020
2016	(31,204)	2021
2017	(7,375)	2022
2018	(166,008)	2023

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2018, by approximately $66,103, or approximately $1.51 per common share (based on the 43,702 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $114,056, $105,289 and $126,633 for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Our estimated REIT taxable income available for distribution as dividends was $33,161, $25,745 and $36,064 for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of REIT taxable

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

income for the year (including amounts carried forward from prior years) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 83.2% in 2018, 89.0% in 2017 and 81.6% in 2016.

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

In accordance with the management agreements, we incurred $27,246, $26,582 and $26,070 in management fees for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. In accordance with the JAVELIN management agreement, we paid management fees of one dollar for the year ended December 31, 2018 and $1,718 and $1,657 for the years ended December 31, 2017 and December 31, 2016, reducing the liability recorded upon acquisition to zero at December 31, 2017.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016 we reimbursed ACM $206, $764 and $1,950, respectively for other expenses incurred on our behalf. In 2013 and 2017, we elected to make a restricted stock unit awards to our executive officers and other ACM employees through ACM that vest over 5 years. In November 2017, we elected to make restricted stock unit awards to the Board. We recognized stock based compensation expense of $436, $339 and $470 for the years ended, December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER, a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. In 2018, we made additional contributions to BUCKLER of $133. The value of the investment was $113 at December 31, 2018 and $84 at December 31, 2017 reflecting our total investment less our share of BUCKLER’s startup costs and operating losses, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company, must approve in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. BUCKLER began trading operations on October 25, 2017.

The Company has entered into three subordinated loan agreements with BUCKLER, totaling $105.0 million. The loans have a stated interest rate of zero, plus additional interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. In 2018, the Company earned $2,019 of interest on these loans. The loans are repayable as follows:

•	$25.0 million due April 21, 2020. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan.

•	$15.0 million due August 31, 2020. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan.

•	$65.0 million due April 21, 2020. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan.

The Company had outstanding borrowings under repurchase agreements with BUCKLER totaling $3,503,750 and $2,903,769 at December 31, 2018 and December 31, 2017, respectively. See also Note 9, “Repurchase Agreements” for transactions with BUCKLER. During the year ended December 31, 2018, we incurred approximately $67,156 in interest payments to BUCKLER on the repurchase agreements we entered into with BUCKLER. We also purchased an aggregate of $815,765 of U.S. Treasury Securities from BUCKLER and sold $563,258 of U.S. Treasury Securities to BUCKLER during the year ended December 31, 2018. We also had $3,652,899 of collateral posted with BUCKLER securitizing the $3,503,750 of repurchase agreements at December 31, 2018.

Note 17 - Acquisition of JAVELIN Mortgage Investment Corp.

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
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

Included in accounts payable and other accrued expenses was a liability of $3,375 which was recognized as the fair value of JAVELIN’s management agreement with ACM as of April 6, 2016. This liability was paid in full at December 31, 2017.

Total interest income of $13, $10,784 and $13,986 and net (loss) income of $(123), $(1,683) and $15,171 are included in the consolidated statements of operations from the operations of JAVELIN for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Total identifiable net assets of $5,287, $79,475 and $105,580 are included in the consolidated balance sheets at December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 18 - Interest Rate Risk

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

Note 19 - Subsequent Events

During the month of January 2019, the Company issued 884 Common shares under the ATM program for net proceeds of approximately $18,540.

On January 17, 2019, the Company completed the sale of 6,900 Common shares for proceeds of approximately $138,207, net of underwriting discounts and commissions.

On January 28, 2019, a cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $1,045 in the aggregate, was paid to holders of record on January 15, 2019. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable February 27, 2019 to holders of record on February 15, 2019 and payable March 27, 2019 to holders of record on March 15, 2019.

On January 28, 2019, a cash dividend of $0.19 per outstanding common share, or $8,540 in the aggregate, was paid to holders of record on January 15, 2019. We have also declared cash dividends of $0.19 per outstanding common share payable February 15, 2019 to holders of record on February 28, 2019 and payable March 15, 2019 to holders of record on March 27, 2019.

On February 13, 2019, the Company's independent directors approved an exchange of the current three subordinated loan agreements with BUCKLER for one new subordinated loan agreement in the amount of $105 due April 1, 2022 (subject to FINRA approval).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 20 - Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Agency Securities, net of amortization of premium and fees	$52,253	$47,809	$56,787	$61,542
Credit Risk and Non-Agency Securities, including discount accretion	14,006	14,330	14,573	13,518
Interest-Only Securities	442	417	413	395
U.S. Treasury Securities	844	2,805	404	591
BUCKLER Subordinated loans	624	430	457	508
Interest expense- repurchase agreements	(32,018)	(35,706)	(40,359)	(46,147)
Net Interest Income	$36,151	$30,085	$32,275	$30,407
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(32,603)	(25,316)	(31,136)	(63,895)
Other than temporary impairment of Agency Securities	(12,090)	—	—	—
Gain (Loss) on Credit Risk and Non-Agency Securities	1,283	(3,234)	(2,115)	(23,200)
Gain (Loss) on Interest-Only Securities	298	(450)	210	(1,065)
Gain (loss) U.S. Treasury Securities	2,576	(8,884)	(84)	27
Realized gain (loss) on derivatives (1)	(38,604)	(14,341)	3,739	1,709
Unrealized gain (loss) on derivatives	97,201	45,054	54,169	(147,108)
Expenses (2)	(9,465)	(9,352)	(9,354)	(8,854)
Net Income (Loss)	$44,747	$13,562	$47,704	$(211,979)
Dividends declared on preferred stock	(4,253)	(4,259)	(4,259)	(4,261)
Net Income (Loss) available (related) to common stockholders	$40,494	$9,303	$43,445	(216,240)
Net income (loss) available (related) per share to common stockholders – Basic	$0.97	$0.22	$1.03	$(5.07)
Net income (loss) available (related) per share to common stockholders – Diluted	$0.96	$0.22	$1.02	$(5.07)
Dividends declared per common share	$0.57	$0.57	$0.57	$0.57
Weighted average common shares outstanding – Basic	41,887	41,912	42,047	42,656
Weighted average common shares outstanding – Diluted	42,331	42,328	42,435	42,656

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Agency Securities, net of amortization of premium and fees	$44,081	$44,937	$52,292	$54,991
Credit Risk and Non-Agency Securities, including discount accretion	13,898	14,514	13,973	13,584
Interest-Only Securities	603	577	516	467
Interest expense- repurchase agreements	(18,064)	(20,516)	(27,137)	(28,841)
Net Interest Income	$40,518	$39,512	$39,644	$40,201
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(11,154)	(460)	891	2,237
Other than temporary impairment of Agency Securities	—	(10,338)	(72)	(3,297)
Gain on Credit Risk and Non-Agency Securities	24,284	30,211	(7,571)	18,748
Gain (Loss) on Interest-Only Securities	(3,743)	1,286	(183)	(326)
Realized gain (loss) on derivatives (1)	(12,249)	9,641	897	(20,964)
Unrealized gain (loss) on derivatives	23,768	(30,789)	2,574	43,719
Expenses (2)	(8,706)	(9,364)	(8,456)	(9,305)
Net Income (Loss)	$52,718	$29,699	$27,724	$71,013
Dividends declared on preferred stock	(3,905)	(3,905)	(3,940)	(4,130)
Net Income (Loss) available (related) to common stockholders	$48,813	$25,794	$23,784	$66,883
Net income (loss) available (related) per share to common stockholders – Basic	$1.33	$0.70	$0.58	$1.60
Net income (loss) available (related) per share to common stockholders – Diluted	$1.33	$0.70	$0.58	$1.58
Dividends declared per common share	$0.57	$0.57	$0.57	$0.57
Weighted average common shares outstanding – Basic	36,724	36,782	41,288	41,857
Weighted average common shares outstanding – Diluted	36,748	36,798	41,296	42,329

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2019	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Chief Investment Officer, Head of	February 14, 2019
Scott J. Ulm	Risk Management and Co-Vice Chairman (Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman	February 14, 2019
Jeffrey J. Zimmer	(Principal Executive Officer)

/s/ James R. Mountain	Chief Financial Officer, Treasurer and Secretary	February 14, 2019
James R. Mountain	(Principal Financial Officer)

/s/ Gordon M. Harper	VP Finance and Controller	February 14, 2019
Gordon M. Harper	(Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman	February 13, 2019
Daniel C. Staton

/s/ Marc H. Bell	Director	February 14, 2019
Marc H. Bell

/s/ Thomas K. Guba	Director	February 13, 2019
Thomas K. Guba

/s/ Stewart J. Paperin	Director	February 14, 2019
Stewart J. Paperin

/s/ John P. Hollihan, III	Director	February 14, 2019
John P. Hollihan, III

/s/ Robert C. Hain	Director	February 13, 2019
Robert C. Hain

/s/ Carolyn Downey	Director	February 13, 2019
Carolyn Downey