Form 10-Q
period 2019-03-31
Armour Residential REIT, Inc.
filed 2019-04-24
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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

The number of outstanding shares of the Registrant’s common stock as of April 23, 2019 was 59,791,877.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2019	December 31, 2018
Assets
Cash	$167,372	$221,668
Cash collateral posted to counterparties	58,996	10,531
Investments in securities, at fair value
Agency Securities (including pledged securities of $12,306,464 at March 31, 2019 and $6,743,689 at December 31, 2018)	12,707,442	7,051,954
Credit Risk and Non-Agency Securities (including pledged securities of $489,995 at March 31, 2019 and $698,255 at December 31, 2018)	815,008	819,915
Interest-Only Securities	19,319	20,623
U.S. Treasury Securities (including pledged securities of $0 at March 31, 2019 and $20,748 at December 31, 2018)	—	98,646
Derivatives, at fair value	58,677	111,913
Accrued interest receivable	39,609	22,505
Prepaid and other	1,396	1,855
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$13,972,819	$8,464,610
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$12,143,274	$7,037,651
Cash collateral posted by counterparties	49,826	97,213
Payable for unsettled purchases	198,172	166,052
Derivatives, at fair value	67,065	24,505
Accrued interest payable- repurchase agreements	21,790	10,268
Accounts payable and other accrued expenses	6,039	3,608
Total Liabilities	$12,486,166	$7,339,297

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 shares issued and outstanding ($54,514 aggregate liquidation preference)	2	2
7.875% Series B Cumulative Preferred Stock; 6,369 shares issued and outstanding ($159,232 aggregate liquidation preference)	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 59,791 and 43,702 shares issued and outstanding at March 31, 2019 and December 31, 2018	60	44
Additional paid-in capital	3,075,172	2,752,376
Accumulated deficit	(1,731,875)	(1,583,245)
Accumulated other comprehensive income (loss)	143,288	(43,870)
Total Stockholders’ Equity	$1,486,653	$1,125,313
Total Liabilities and Stockholders’ Equity	$13,972,819	$8,464,610

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2019	2018
Interest Income:
Agency Securities, net of amortization of premium and fees	$79,832	$52,253
Credit Risk and Non-Agency Securities, including discount accretion	13,592	14,006
Interest-Only Securities	345	442
U.S. Treasury Securities	482	844
BUCKLER Subordinated loan	539	624
Total Interest Income	$94,790	$68,169
Interest expense- repurchase agreements	(60,978)	(32,018)
Net Interest Income	$33,812	$36,151
Other Income (Loss):
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(2,910)	(32,603)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	(12,090)
Gain on Credit Risk and Non-Agency Securities	496	1,283
Gain (loss) on Interest-Only Securities	(368)	298
Gain (loss) on U.S. Treasury Securities	(693)	2,576
Subtotal	$(3,475)	$(40,536)
Realized loss on derivatives (1)	(22,131)	(38,604)
Unrealized gain (loss) on derivatives	(113,067)	97,201
Subtotal	$(135,198)	$58,597
Total Other Income (Loss)	$(138,673)	$18,061
Expenses:
Management fees	7,258	6,801
Professional fees	1,035	1,172
Insurance	165	165
Compensation	787	977
Other	275	350
Total Expenses	$9,520	$9,465
Net Income (Loss)	$(114,381)	$44,747
Dividends on preferred stock	(4,259)	(4,253)
Net Income (Loss) available (related) to common stockholders	$(118,640)	$40,494
Net Income (Loss) per share available (related) to common stockholders (Note 14):
Basic	$(2.21)	$0.97
Diluted	$(2.21)	$0.96
Dividends declared per common share	$0.57	$0.57
Weighted average common shares outstanding:
Basic	53,630	41,887
Diluted	53,630	42,331

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 10.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$(114,381)	$44,747
Other comprehensive income (loss):
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	2,910	32,603
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	12,090
Net unrealized gain (loss) on available for sale Agency Securities	184,248	(145,410)
Other comprehensive income (loss)	$187,158	$(100,717)
Comprehensive Income (Loss)	$72,777	$(55,970)

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock						Common Stock
	8.250% Series A			7.875% Series B
	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Shares	Par Amount	Additional Paid-in Capital	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	2,181	$2	$53,172	6,369	$6	$154,147	43,702	$44	$2,545,057	$2,752,376	$(1,583,245)	$(43,870)	$1,125,313
Cumulative impact of adopting accounting standard ASU 2018–07	—	—	—	—	—	—	—	—	176	176	(176)	—	—
Adjusted Balance, January 1, 2019	2,181	$2	$53,172	6,369	$6	$154,147	43,702	$44	$2,545,233	$2,752,552	$(1,583,421)	$(43,870)	$1,125,313

Series A Preferred dividends	—	—	—	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	—	(3,135)	—	(3,135)
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(29,814)	—	(29,814)
Issuance of common stock, net	—	—	—	—	—	—	16,064	16	321,976	321,976	—	—	321,992
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	25	—	644	644		—	644
Net Loss	—	—	—	—	—	—	—	—	—	—	(114,381)	—	(114,381)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	187,158	187,158
Balance, March 31, 2019	2,181	$2	$53,172	6,369	$6	$154,147	59,791	$60	$2,867,853	$3,075,172	$(1,731,875)	$143,288	$1,486,653

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net Income (Loss)	$(114,381)	$44,747
Adjustments to reconcile net income (loss) to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	6,347	9,794
Accretion of net discount on Credit Risk and Non-Agency Securities	(932)	(1,006)
Net amortization of Interest-Only Securities	936	1,117
Net amortization of U.S. Treasury Securities	(453)	—
Realized loss on sale of Agency Securities	2,910	32,603
Other than temporary impairment of Agency Securities	—	12,090
Gain on Credit Risk and Non-Agency Securities	(496)	(1,283)
(Gain) loss on Interest-Only Securities	368	(298)
(Gain) loss on U.S. Treasury Securities	693	(2,576)
Stock based compensation	644	644
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(17,178)	1,971
Decrease in prepaid and other assets	459	56
Change in derivatives, at fair value	95,796	(99,558)
Increase (decrease) in accrued interest payable- repurchase agreements	11,522	(1,178)
Increase in accounts payable and other accrued expenses	2,431	2,270
Net cash and cash collateral posted to counterparties used in operating activities	$(11,334)	$(607)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(6,608,566)	—
Purchases of U.S. Treasury Securities	(101,039)	(668,120)
Principal repayments of Agency Securities	145,777	167,649
Principal repayments of Credit Risk and Non-Agency Securities	6,335	9,168
Proceeds from sales of Agency Securities	1,017,396	1,068,996
Proceeds from sales of U.S. Treasury Securities	199,445	—
(Decrease) increase in cash collateral posted by counterparties	(47,387)	98,128
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$(5,388,039)	$675,821
Cash Flows From Financing Activities:
Issuance of Series B Preferred stock, net of expenses	—	2,632
Issuance of common stock, net of expenses	321,992	—
Proceeds from repurchase agreements	50,656,945	35,593,550
Principal repayments on repurchase agreements	(45,551,322)	(36,295,752)
Series A Preferred stock dividends paid	(1,124)	(1,124)
Series B Preferred stock dividends paid	(3,135)	(3,129)
Common stock dividends paid	(29,814)	(24,138)
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$5,393,542	$(727,961)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

Net Increase (decrease) in cash and cash collateral posted to counterparties	(5,831)	(52,747)
Cash and cash collateral posted to counterparties - beginning of period	232,199	282,394
Cash and cash collateral posted to counterparties - end of period	$226,368	229,647
Supplemental Disclosure:
Cash paid during the period for interest	$98,627	53,651
Non-Cash Investing Activities:
Receivable for unsettled sales	$—	68,796
Payable for unsettled purchases	$198,172	227,409
Net unrealized gain (loss) on available for sale Agency Securities	$184,248	(145,410)

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. References to “BUCKLER” are to BUCKLER Securities, LLC, a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

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

We invest in residential mortgage backed securities issued or guaranteed by a United States (“U.S.”) Government-sponsored entity (“GSE”), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, “Agency Securities”). The Agency securities in our securities portfolio consist primarily of fixed rate home loans, the remaining are either backed by hybrid adjustable rate or adjustable rate home loans. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, “Credit Risk and Non-Agency Securities”). We also invest in Interest-Only Securities, which are the interest portion of Agency Securities, that is separated and sold individually from the principal portion of the same payment ("Interest-Only Agency Securities"). ("Agency Securities" together with “Credit Risk and Non-Agency Securities” and "Interest-Only Securities", collectively,"MBS"). From time to time we may also invest in U.S. Treasury Securities and money market instruments.

Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Agency Securities - At March 31, 2019 and December 31, 2018, all of our Agency Securities were classified as available for sale securities. Agency Securities classified as available for sale are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Credit Risk and Non-Agency Securities - At March 31, 2019 and December 31, 2018, all of our Credit Risk and Non-Agency Securities were classified as trading securities. Credit Risk and Non-Agency Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

Interest-Only Securities - At March 31, 2019 and December 31, 2018, all of our Interest-Only Securities were classified as trading securities. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. Interest-Only Securities classified as trading are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

U.S. Treasury Securities - At December 31, 2018, all of our U.S. Treasury Securities were classified as trading securities and are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations. We did not have any U.S. Treasury Securities at March 31, 2019.

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

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement (“MRA”), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2019 and December 31, 2018.

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

In the current year we have adopted Accounting Standard ASU 2018–07, Improvements to Nonemployee Share–Based Payment Accounting (Topic 718). The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity–classified share–based payment awards issued to nonemployees are measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date). The standard was applied on a modified retrospective basis through a cumulative–effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The cumulative effective adjustment was recorded in our consolidated statement of stockholders' equity as of January 1, 2019, and did not have a material to the Company's financial condition or the results of operations.
In 2018, we adopted Accounting Standards ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash which resulted in the presentation of cash collateral posted to counterparties with cash on the consolidated statements of cash flows when reconciling the total beginning and ending amounts. Prior period results have been revised to conform to the current presentation.

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

Agency Securities - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2019 and December 31, 2018, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Credit Risk and Non-Agency Securities - The fair value for the Credit Risk and Non-Agency Securities in our securities portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to fair value determined using a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2019 and December 31, 2018, all of our Credit Risk and Non-Agency Securities are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Interest-Only Securities - The fair value for the Interest-Only Securities in our securities portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At March 31, 2019 and December 31, 2018, all of our Interest-Only Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

U.S. Treasury Securities- Fair value for the U.S. Treasury Securities in our securities portfolio is based on obtaining a valuation for each U.S. Treasury Securities from third party pricing services and/or dealer quotes. At December 31, 2018, all of our U.S. Treasury Securities are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets. We did not have any U.S. Treasury Securities at March 31, 2019.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, March 31, 2019
Assets at Fair Value:
Agency Securities	$—	$12,707,442	$—	$12,707,442
Credit Risk and Non-Agency Securities	$—	$815,008	$—	$815,008
Interest-Only Securities	$—	$19,319	$—	$19,319
Derivatives	$—	$58,677	$—	$58,677
Liabilities at Fair Value:
Derivatives	$—	$67,065	$—	$67,065

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Assets at Fair Value:
Agency Securities	$—	$7,051,954	$—	$7,051,954
Credit Risk and Non-Agency Securities	$—	$819,915	$—	$819,915
Interest-Only Securities	$—	$20,623	$—	$20,623
U.S. Treasury Securities	$98,646	$—	$—	$98,646
Derivatives	$—	$111,913	$—	$111,913
Liabilities at Fair Value:
Derivatives	$—	$24,505	$—	$24,505

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2018.

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at March 31, 2019 and December 31, 2018.

March 31, 2019			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$167,372	$167,372	$167,372	$—	$—
Cash collateral posted to counterparties	$58,996	$58,996	$—	$58,996	$—
Accrued interest receivable	$39,609	$39,609	$—	$39,609	$—
Subordinated loan to BUCKLER	$105,000	$105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$12,143,274	$12,143,274	$—	$12,143,274	$—
Cash collateral posted by counterparties	$49,826	$49,826	$—	$49,826	$—
Payable for unsettled purchases	$198,172	$198,172	$—	$198,172	$—
Accrued interest payable- repurchase agreements	$21,790	$21,790	$—	$21,790	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

December 31, 2018			Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$221,668	$221,668	$221,668	$—	$—
Cash collateral posted to counterparties	$10,531	$10,531	$—	$10,531	$—
Accrued interest receivable	$22,505	$22,505	$—	$22,505	$—
Subordinated loans to BUCKLER	$105,000	105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$7,037,651	$7,037,651	$—	$7,037,651	$—
Cash collateral posted by counterparties	$97,213	$97,213	$—	$97,213	$—
Payable for unsettled purchases	$166,052	$166,052	$—	$166,052	$—
Accrued interest payable- repurchase agreements	$10,268	$10,268	$—	$10,268	$—

Note 6 - Agency Securities

At March 31, 2019 and December 31, 2018, investments in Agency Securities accounted for 93.8% and 88.2% of our securities portfolio.

We evaluated our Agency Securities with unrealized losses at March 31, 2019, March 31, 2018 and December 31, 2018, to determine whether there was an other than temporary impairment. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

Results of this evaluation for the three months ended March 31, 2019 - No other than temporary impairment was recognized for the three months ended March 31, 2019.

Results of this evaluation for the three months ended March 31, 2018 and for the year ended December 31, 2018 - During the first quarter of 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $(12,090) in our consolidated financial statements of operations. We determined that there was no other than temporary impairment of our remaining Agency Securities at March 31, 2018 and December 31, 2018.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At March 31, 2019, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at March 31, 2019 are also presented below. Our Agency Securities had a weighted average coupon of 3.91% at March 31, 2019.

March 31, 2019	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$18,736	$(228)	$73	$18,581	0.15%
Multi-Family MBS	2,761,386	(2,350)	62,774	2,821,810	22.21
10 Year Fixed	12,684	(211)	32	12,505	0.10
15 Year Fixed	965,248	(3)	13,875	979,120	7.71
20 Year Fixed	3,401	(99)	—	3,302	0.03
30 Year Fixed	5,645,556	(12,673)	57,061	5,689,944	44.76
Total Fannie Mae	$9,407,011	$(15,564)	$133,815	$9,525,262	74.96%

Freddie Mac
10 Year Fixed	8,928	(49)	62	8,941	0.07
15 Year Fixed	238,230	(86)	2,440	240,584	1.89
30 Year Fixed	2,051,441	(3,652)	23,410	2,071,199	16.30
Total Freddie Mac	$2,298,599	$(3,787)	$25,912	$2,320,724	18.26%

Ginnie Mae
ARMs & Hybrids	29,270	(455)	2	28,817	0.23
10 Year Fixed	223	—	—	223	0.00
30 Year Fixed	829,051	—	3,365	832,416	6.55
Total Ginnie Mae	$858,544	$(455)	$3,367	$861,456	6.78%
Total Agency Securities	$12,564,154	$(19,806)	$163,094	$12,707,442	100.00%

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At December 31, 2018, we had the following securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at December 31, 2018 are also presented below. Our Agency Securities had a weighted average coupon of 3.94% at December 31, 2018.

December 31, 2018	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$19,929	$(249)	$73	$19,753	0.28%
Multi-Family MBS	1,710,346	(17,128)	9,345	1,702,563	24.14
10 Year Fixed	115,654	(292)	129	115,491	1.64
15 Year Fixed	684,678	(388)	3,864	688,154	9.76
20 Year Fixed	3,734	(156)	—	3,578	0.05
30 Year Fixed	2,803,125	(28,545)	3,349	2,777,929	39.39
Total Fannie Mae	$5,337,466	$(46,758)	$16,760	$5,307,468	75.26%

Freddie Mac
10 Year Fixed	9,515	(68)	—	9,447	0.13
15 Year Fixed	70,164	(272)	157	70,049	0.99
25 Year Fixed	37,939	(1,668)	—	36,271	0.51
30 Year Fixed	1,299,695	(11,807)	500	1,288,388	18.28
Total Freddie Mac	1,417,313	(13,815)	657	1,404,155	19.91%

Ginnie Mae
ARMs & Hybrids	30,708	(466)	1	30,243	0.43
10 Year Fixed	231	(1)	—	230	0.00
30 Year Fixed	310,106	(255)	7	309,858	4.40
Total Ginnie Mae	341,045	(722)	8	340,331	4.83%
Total Agency Securities	7,095,824	(61,295)	17,425	7,051,954	100.00%

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At March 31, 2019, we had investment related payables with respect to unsettled purchases of Agency Securities of $198,172, we did not have any investment related receivables. At December 31, 2018, we had investment related payables with respect to unsettled purchases of Agency Securities of $166,052, we did not have any investment related receivables.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the weighted average lives of our Agency Securities at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$24	$24	$75	$77
Greater than or equal to one year and less than three years	26,533	26,819	25,841	26,264
Greater than or equal to three years and less than five years	4,403,226	4,368,346	1,334,663	1,331,577
Greater than or equal to five years	8,277,659	8,168,965	5,691,375	5,737,906
Total Agency Securities	$12,707,442	$12,564,154	$7,051,954	$7,095,824

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at March 31, 2019 and December 31, 2018 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019	$500,445	$(1,511)	$1,251,564	$(18,295)	$1,752,009	$(19,806)
December 31, 2018	$2,651,518	$(18,135)	$1,197,533	$(43,160)	$3,849,051	$(61,295)

During the three months ended March 31, 2019, we sold $1,017,396 of Agency Securities, which resulted in realized losses of $(2,910). During the three months ended March 31, 2018, we sold $1,137,792 (inclusive of ($68,796 receivable for unsettled sales) of Agency Securities, which resulted in a realized loss of $(32,603). Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 - Credit Risk and Non-Agency Securities

At March 31, 2019 and December 31, 2018, investments in Credit Risk and Non-Agency Securities accounted for 6.0% and 10.3% of our securities portfolio.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The components of the carrying value of our Credit Risk and Non-Agency Securities at March 31, 2019 are presented in the table below.

	Credit Risk and Non-Agency Securities
March 31, 2019	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$727,216	$650,452	$657,069	6.90%
Legacy Prime Fixed	13,060	12,258	15,583	6.02%
Legacy ALT-A Fixed	45,542	41,389	57,380	5.83%
Legacy Prime Hybrid	8,358	7,716	9,122	3.86%
Legacy ALT-A Hybrid	3,643	3,104	3,854	4.16%
New Issue Prime Fixed	17,189	16,440	17,357	3.69%
Total Credit Risk and Non-Agency Securities	$815,008	$731,359	$760,365	6.71%

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2018 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2018	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$729,983	$653,681	$661,181	6.92%
Legacy Prime Fixed	13,394	12,698	16,051	6.02%
Legacy ALT-A Fixed	46,853	42,534	58,730	5.84%
Legacy Prime Hybrid	8,623	7,987	9,479	3.62%
Legacy ALT-A Hybrid	3,724	3,164	3,967	4.06%
New Issue Prime Fixed	17,338	16,767	17,714	3.69%
Total Credit Risk and Non-Agency Securities	$819,915	$736,831	$767,122	6.73%

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

The following table summarizes the weighted average lives of our Credit Risk and Non-Agency Securities at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
Weighted Average Life of all Credit Risk and Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Greater than or equal to three years and less than five years	$580,023	$519,669	$188,063	$169,692
Greater than or equal to five years	234,985	211,690	631,852	567,139
Total Credit Risk and Non-Agency Securities	$815,008	$731,359	$819,915	$736,831

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at March 31, 2019 and December 31, 2018, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Credit Risk and Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019	$—	$—	$—	$—	$—	$—
December 31, 2018	$1,860	$(13)	$—	$—	$1,860	$(13)

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at March 31, 2019 and December 31, 2018, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 8 - U.S. Treasury Securities

We did not have any U.S. Treasury Securities at March 31, 2019. At December 31, 2018, investments in U.S. Treasury Securities accounted for 1.2% of our securities portfolio.

At December 31, 2018, we had the following U.S. Treasury Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our U.S. Treasury Securities at December 31, 2018 are also presented below.

U.S. Treasury Securities	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2018	98,703	(57)	—	98,646

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

During the three months ended March 31, 2019, we sold $199,445 of U.S. Treasury Securities, which resulted in a realized loss of $(750).

Note 9 - Repurchase Agreements

At March 31, 2019, we had MRAs with 49 counterparties and outstanding borrowings with 23 of those counterparties. At December 31, 2018, we had MRAs with 48 counterparties and outstanding borrowings with 23 of those counterparties.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables represent the contractual repricing regarding our repurchase agreements to finance our MBS at March 31, 2019 and December 31, 2018. No amounts below are subject to offsetting.

March 31, 2019	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$11,728,144	2.93%	12	4.28%
Credit Risk and Non-Agency Securities	415,130	3.22%	14	16.22%
Total or Weighted Average	$12,143,274	2.94%	12	4.73%

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

The following table summarizes the maturity or repricing and the weighted average contractual rates of our repurchase agreements to finance our MBS at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$11,675,148	2.95%	$5,793,973	3.05%
31 days to 60 days	270,086	2.67%	1,243,678	2.60%
61 days to 90 days	198,040	2.66%	—	0.00%
Total or Weighted Average	$12,143,274	2.94%	$7,037,651	2.97%

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At March 31, 2019 and December 31, 2018, BUCKLER (See Note 16 - Related Party Transactions) accounted for 49.2% and 49.8% of our aggregate borrowings and had an amount at risk of 16.7% and 13.0%, respectively, of our total stockholders' equity with a weighted average maturity of 7 days and 14 days , respectively, on repurchase agreements.

In addition, at March 31, 2019 and December 31, 2018, we had 1 other repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for approximately 5.1% and 6.8%, respectively of our repurchase agreement borrowings outstanding at March 31, 2019 and December 31, 2018.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about our derivatives at March 31, 2019 and December 31, 2018.

March 31, 2019

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap/Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	8	1.21%	$550,000	$6,328	$—
Interest rate swap contracts	13-24 Months	20	1.83%	1,675,000	12,089	—
Interest rate swap contracts	25-36 Months	35	2.32%	1,050,000	—	(8,189)
Interest rate swap contracts	37-48 Months	46	2.13%	1,175,000	7,556	(1,018)
Interest rate swap contracts	49-60 Months	57	1.91%	1,150,000	11,694	(4,223)
Interest rate swap contracts	61-72 Months	67	2.07%	825,000	4,930	(6,008)
Interest rate swap contracts	73-84 Months	84	1.95%	50,000	447	—
Interest rate swap contracts	85-96 Months	93	1.95%	1,200,000	13,023	—
Interest rate swap contracts	97-108 Months	106	2.33%	625,000	—	(11,538)
Interest rate swap contracts	109-120 Months	118	2.41%	1,475,000	—	(36,089)
TBA Agency Securities (2)	0-60 Months	n/a	n/a	800,000	2,610	—
Total or Weighted Average				$10,575,000	$58,677	$(67,065)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

(2)	Implied cost basis of $840,594 and implied market value of $843,204. Includes $500,000 notional amount of forward settling TBA Agency Securities.

December 31, 2018

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap / Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	11	1.21%	$550,000	$6,620	$—
Interest rate swap contracts	13-24 Months	18	1.48%	675,000	11,136	—
Interest rate swap contracts	25-36 Months	25	2.06%	1,000,000	5,568	—
Interest rate swap contracts	49-60 Months	54	1.95%	1,725,000	32,723	—
Interest rate swap contracts	61-72 Months	67	1.89%	575,000	12,009	—
Interest rate swap contracts	73-84 Months	73	2.33%	350,000	—	(1,709)
Interest rate swap contracts	85-96 Months	95	1.93%	1,050,000	32,240	—
Interest rate swap contracts	97-108 Months	102	2.10%	375,000	7,381	—
Interest rate swap contracts	109-120 Months	114	2.62%	1,050,000	—	(22,796)
TBA Agency Securities (2)	0-60 Months	n/a	n/a	900,000	4,236	—
Total or Weighted Average				$8,250,000	$111,913	$(24,505)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.
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

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at March 31, 2019.

March 31, 2019		Gross Amounts Not Offset in the consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$56,067	$(67,065)	$51,924	$40,926
TBA Agency Securities	2,610	—	(867)	1,743
Totals	$58,677	$(67,065)	$51,057	$42,669

March 31, 2019		Gross Amounts Not Offset in the consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(67,065)	$67,065	$—	$—
TBA Agency Securities	—	—	—	—
Totals	$(67,065)	$67,065	$—	$—

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income in the accompanying consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018.

		Income (Loss) Recognized
		For the Three Months Ended March 31,
Derivatives	Location on consolidated statements of operations	2019	2018
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$(39,544)	$2,655
Interest income	Realized loss on derivatives	53,745	22,169
Interest expense	Realized loss on derivatives	(45,109)	(27,848)
Changes in fair value	Unrealized gain (loss) on derivatives	(109,343)	92,329
		$(140,251)	$89,305
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	8,777	(35,580)
Changes in fair value	Unrealized gain (loss) on derivatives	(3,724)	4,872
		$5,053	$(30,708)
Totals		$(135,198)	$58,597

Note 11 - Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 16, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At March 31, 2019, the effective ARMOUR management fee was 1.00% based on gross equity raised of $2,986,934. At March 31, 2018, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,620,693. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2019 and December 31, 2018.

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

Note 12 - Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2019, there were 1,875 shares of common stock issuable under the Plan, of which 1,137 remain available for future issuance.

Transactions related to awards for the three months ended March 31, 2019 are summarized below:

	March 31, 2019
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	360	$24.82
Vested	(28)	$20.20
Unvested RSU Awards Outstanding end of period	332	$24.82

At March 31, 2019, there was approximately $8,253 of unvested stock based compensation related to the Awards (based on a stock price of $24.82 per share), that we expect to recognize as an expense over the remaining average service period of 2.4 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Stockholders' Equity

The following tables present the changes in Stockholders' Equity for the following interim periods.

Stockholders' Equity	March 31, 2019	March 31, 2018
Balance, beginning of quarter	$1,125,313	$1,326,051
Series A Preferred dividends ($0.171875 per share)	(1,124)	(1,124)
Series B Preferred dividends ($0.1640625 per share)	(3,135)	(3,129)
Common stock dividends ($0.19 per share)	(29,814)	(24,138)
Issuance of Series B Preferred Stock	—	2,632
Issuance of Common stock, net	321,992	—
Stock based compensation, net of withholding requirements	644	644
Net income	(114,381)	44,747
Other comprehensive loss	187,158	(100,717)
Balance, end of quarter	$1,486,653	$1,244,966

Preferred Stock

At March 31, 2019 and December 31, 2018, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. We have designated 9,610 shares as 8.250% Series A Preferred Stock and 7,650 shares as 7.875% Series B Preferred Stock. At March 31, 2019, a total of 32,740 shares of our authorized preferred stock remain available for designation as future series.

Series A Cumulative Preferred Shares (“Series A Preferred Stock”)

At March 31, 2019 and December 31, 2018, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 7,429 at March 31, 2019. At March 31, 2019 and December 31, 2018, there were no accrued or unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock is entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. Commencing on June 7, 2017, the Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series A Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series A Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series A Preferred Stock.

Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At March 31, 2019 and December 31, 2018, we had 6,369 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $159,232, in the aggregate at March 31, 2019 and December 31, 2018. Shares designated as Series B Preferred Stock but unissued totaled 1,281 at March 31, 2019. At March 31, 2019 and December 31, 2018, there were no accrued or unpaid dividends on the Series B Preferred Stock. The

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

On August 30, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Preferred B ATM Sales Agreement”) relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 2,000 shares of our Series B Preferred Stock. We did not sell any shares under the agreement during this three months ended March 31, 2019.

Common Stock

At March 31, 2019 and December 31, 2018, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 59,791 shares of common stock issued and outstanding at March 31, 2019 and 43,702 shares of common stock issued and outstanding at December 31, 2018.

On May 26, 2017, the Company entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we could offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement related to a proposed "at-the-market" offering program. On October 2, 2017, the Sales Agreement was amended and on February 16, 2019 the agreement was terminated. For the three months ended March 31, 2019, we sold 884 shares under this agreement. Proceeds from the sale of the 884 shares were $18,540, net of issuance costs of approximately $263.

On February 15, 2019, the Company entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 7,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the agreement, we will pay the agent designated to sell our shares, an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. We did not sell any shares or pay any fees under this agreement during the three months ended March 31, 2019. See Note 16 - Related Party Transactions for discussion of additional transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Common Stock Repurchased

At March 31, 2019 and December 31, 2018, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). During the three months ended March 31, 2019, we did not repurchase any common shares under the Repurchase Program. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

Dividends

The following table presents our common stock dividend transactions for the three months ended March 31, 2019.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.19	$8,540
February 15, 2019	February 28, 2019	$0.19	9,851
March 15, 2019	March 27, 2019	$0.19	11,423
Total dividends paid			$29,814

The following table presents our Series A Preferred Stock dividend transactions for the three months ended March 31, 2019.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.17	$374.8
February 15, 2019	February 28, 2019	$0.17	374.8
March 15, 2019	March 27, 2019	$0.17	374.8
Total dividends paid			$1,124

The following table presents our Series B Preferred Stock dividend transactions for the three months ended March 31, 2019.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.16	$1,045
February 15, 2019	February 28, 2019	$0.16	1,045
March 15, 2019	March 27, 2019	$0.16	1,045
Total dividends paid			$3,135

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Raising Activities

The following table presents our equity transactions for the three months ended March 31, 2019.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
Common Stock ATM Sales Agreement	January 4, 2019-January 11, 2019	884	$20.98	$18,540
January Public Offering	January 17, 2019	6,900	$20.00	$137,996
February Public Offering	February 22, 2019-February 27, 2019	8,280	$19.98	$165,456

(1) Weighted average price.

Note 14 - Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2019 and March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$(114,381)	$44,747
Less: Preferred dividends	(4,259)	(4,253)
Net Income (Loss) available (related) to common stockholders	$(118,640)	$40,494

Weighted average common shares outstanding – basic	53,630	41,887
Add: Effect of dilutive non-vested awards, assumed vested	—	444
Weighted average common shares outstanding – diluted	53,630	42,331

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 15 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the three months ended March 31, 2019 and March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018
GAAP net income (loss)	(114,381)	44,747
Book to tax differences:
TRS income	(231)	(168)
Premium amortization expense	—	(435)
Credit Risk and Non-Agency Securities	(1,272)	(1,196)
Interest-Only Securities	548	(407)
U.S. Treasury Securities	693	(2,576)
Changes in interest rate contracts	143,835	(64,276)
Other than temporary loss on Agency Securities	—	12,090
Losses on Security Sales	2,910	32,603
Amortization of deferred hedging costs	(13,647)	(14,584)
Other	4	2
Estimated REIT taxable income	$18,459	$5,800

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

Net capital losses realized	Amount	Available to offset capital gains though
2014	(341,850)	2019
2015	(5,182)	2020
2016	(31,204)	2021
2017	(7,375)	2022
2018	(216,634)	2023

The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the Company's TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. The Company's TRS is subject to federal, state and local taxes. During the three months ended March 31, 2019, we recorded $25 of income tax expense attributable to our TRS.

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2019 by approximately $8,127, or approximately $0.14 per common share (based on the 59,791 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $34,073 for the three months ended March 31, 2019 and $28,391 for the three months ended March 31, 2018, respectively. Our estimated REIT taxable income available for distribution as dividends was $18,459 for the three months ended March 31, 2019 and $5,800 for the three months ended March 31, 2018, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

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

In accordance with management agreements, we incurred $7,258 in management fees for the three months ended March 31, 2019. For the three months ended March 31, 2018, we incurred $6,801 in management fees.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the three months ended March 31, 2019, we reimbursed ACM $27 for other expenses incurred on our behalf. For the three months ended March 31, 2018, we reimbursed ACM $47 for other expenses incurred on our behalf. In 2017, we elected to make restricted stock unit awards to our executive officers and other ACM employees through ACM that vest over 5 years. In November 2017, we elected to make restricted stock unit awards to the Board. We recognized stock based compensation expense of $97 and $108 for the three months ended March 31, 2019 and March 31, 2018, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

BUCKLER

At March 31, 2019 we have contributed $485 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $117 at March 31, 2019 and $113 at December 31, 2018, reflecting our total investment less our share of BUCKLER’s startup costs and operating losses, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
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

The Company previously entered into three subordinated loan agreements with BUCKLER, totaling $105.0 million. On March 18, 2019, these three subordinated loan agreements were consolidated into one loan of $105.0 million, maturing on April 1, 2022. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to us in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three months ended March 31, 2019 and March 31, 2018, the Company earned $539 and $624, respectively, of interest.

The Company had outstanding borrowings under repurchase agreements with BUCKLER totaling $5,973,018 and $3,503,750 at March 31, 2019 and December 31, 2018, respectively. See also Note 9, “Repurchase Agreements” for transactions with BUCKLER. During the quarter ended March 31, 2019, we incurred approximately $25,849 in interest payments to BUCKLER on the repurchase agreements we entered into with BUCKLER. We sold $199,445 of U.S. Treasury Securities to BUCKLER during the quarter ended March 31, 2019 and had $6,233,414 of collateral posted with BUCKLER securitizing the $5,973,018 of repurchase agreements at March 31, 2019.

See Note 13 - Stockholders' Equity for discussion of equity transactions with BUCKLER.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 18 - Subsequent Events

A cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, and $0.16 per outstanding share of Series B Preferred Stock, or $1,045 in the aggregate, is payable on April 29, 2019 to holders of record on April 15, 2019. We have also declared cash dividends of $0.17 and $0.16 per outstanding share of Series A Preferred Stock and Series B Preferred Stock, respectively, payable May 28, 2019 to holders of record on May 15, 2019 and payable June 27, 2019 to holders of record on June 15, 2019.

A cash dividend of $0.19 per outstanding common share, or $11,424 in the aggregate, is payable on April 29, 2019 to holders of record on April 15, 2019. We have also declared a cash dividend of $0.19 per outstanding common share payable May 28, 2019 to holders of record on May 15, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ARMOUR Residential REIT, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. References to “BUCKLER” are to BUCKLER Securities, LLC, a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR.Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

ARMOUR is a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). The Agency securities in our securities portfolio consist primarily of fixed rate home loans, the remaining are either backed by hybrid adjustable rate or adjustable rate home loans. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, “Credit Risk and Non-Agency Securities”). We also invest in Interest-Only Securities, which are the interest portion of Agency Securities, that is separated and sold individually from the principal portion of the same payment ("Interest-Only Securities"). ("Agency Securities" together with “Credit Risk and Non-Agency Securities” and "Interest-Only Securities", collectively, "MBS"). From time to time we may also invest in U.S. Treasury Securities and money market instruments. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 11 and Note 16 to the consolidated financial statements).

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

On June 3, 2019, Fannie Mae and Freddie Mac are scheduled to start issuing a new common security, the Uniform MBS, in place of their current offerings of MBS. The new Uniform MBS will be issued using a new Common Securitization Platform ("CSP"). The Uniform MBS will more closely resemble current Fannie Mae MBS than current Freddie Mac MBS and will become the basis for the TBA MBS market place. Existing Freddie Mac MBS will be eligible for exchange into new Uniform MBS. Although we are unable to predict what impact the introduction of the new Uniform MBS and CSP will have on our existing MBS or the MBS market in the future, we do not expect our securities portfolio to be materially impacted.

Short-term Interest Rates and Funding Costs

Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting since December 2015. Although meetings were held in January 2019 and March 2019, the target ranges did not change from the December 2018 ranges listed below.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from March 31, 2017 to March 31, 2019.

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

Mortgage spreads can vary due to movements in securities valuations, movements in long-term interest rates or a combination of both. We mainly use interest rate swap contracts (including swaptions) to economically hedge against changes in the valuation of our securities. We do not use such hedging contracts for speculative purposes. At March 31, 2019 and December 31, 2018, we had not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations for the periods presented:

Net interest income for the three months ended March 31, 2019 decreased, compared to the prior period. The increase in our average securities portfolio and asset yields were not enough to offset the increase in interest expense on our repurchase agreements, which led to the decrease in net interest income for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease in net income (loss) was largely due to the unrealized loss on our derivatives for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

Net Interest Income
Agency Securities
$79,832
$52,253
Credit Risk and Non-Agency Securities
$13,592
$14,006
Interest-Only Securities
$345
$442
U. S. Treasury Securities
$482
$844
BUCKLER Subordinated loan
$539
$624
Interest expense-repurchase agreements
$(60,978)
$(32,018)
Net Interest Income
$33,812
$36,151
($ in thousands)
Three Months Ended March 31, 2019
Three Months Ended March 31, 2018

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2019 vs. 2018

•	Our average securities portfolio increased by 5.82% from $10,309,102 for the three months ended March 31, 2018 to $10,909,345 for the three months ended March 31, 2019.

•
Our average securities portfolio yields increased by 0.60% and our interest expense on our repurchase agreements increased by 0.9% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

•
The combination of the increase in our average securities portfolio, the increase in our portfolio yield and the increase in the effective interest rate on our financing caused net interest income to decrease from 2018 to 2019. Our net interest rate spread was 1.62% and 1.52% at March 31, 2019 and March 31, 2018.

At March 31, 2019 and December 31, 2018, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 102.6% and 103.0%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

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

Management’s Discussion and Analysis (continued)

Other Income

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

2019 vs. 2018

•
Losses on Agency Securities resulted from the sales of Agency Securities during the three months ended March 31, 2019 of $1,017,396. Sales were $1,137,792, including $68,796 of unsettled sales for the three months ended March 31, 2018.

•
At March 31, 2019 and March 31, 2018, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. No other than temporary impairment was recognized for the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $12,090 in our consolidated financial statements of operations. We determined that there was no other than temporary impairment of our remaining Agency Securities at March 31, 2018.

•	Gains on Credit Risk and Non-Agency Securities resulted from the change in fair value of the securities.

•	Gain (loss) on Interest-Only Securities resulted from the change in the fair value of these securities.

•
Gain (loss) on U.S. Treasury Securities resulted from the change in fair value of $57 and the sale of $199,445 of U.S. Treasury Securities, which resulted in a realized loss of $(750) during the three months ended March 31, 2019.

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The increase in our total interest rate swap contracts aggregate notional balance from $6,800,000 at March 31, 2018 to $9,775,000 at March 31, 2019.

◦	The decrease in our total TBA Agency Securities aggregate notional balance from $4,300,000 at March 31, 2018 to $800,000 at March 31, 2019.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,986,934 at March 31, 2019 and $2,620,693 at March 31, 2018, respectively.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2019 and March 31, 2018, other comprehensive (loss) income totaled $187,158 and $(100,717), respectively, reflecting net unrealized gain (loss) on available for sale Agency Securities net of amounts reclassified upon sale.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The tables below summarize certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at March 31, 2019 and December 31, 2018.

March 31, 2019

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$45,819	$47,398	3.96%	8.22%	9
Multi-Family MBS	2,708,174	2,821,810	3.44%	0.00%	96
10 Year Fixed	21,107	21,669	4.04%	6.73%	78
15 Year Fixed	1,172,514	1,219,704	4.00%	5.61%	170
20 Year Fixed	3,152	3,302	4.25%	21.10%	190
30 Year Fixed	8,298,000	8,593,559	4.05%	4.30%	347
Total or Weighted Average	$12,248,766	$12,707,442	3.91%	3.50%	272
TBA Agency Securities 30 Year (2)	300,000	316,762	5.00%	n/a	n/a
Total or Weighted Average	12,548,766	13,024,204
Interest-Only Securities (3)	104,654	19,319	4.83%	7.79%	161
Total or Weighted Average		$13,043,523

(1)	Weighted average for all prepayments during the three months ended March 31, 2019, including prepayments related to Agency Securities purchased during the quarter.

(2)
Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. Excludes $500,000 notional amount of forward settling TBA Agency Securities. As of March 31, 2019, our TBA Agency Securities had a net carrying value of $2,610, reported as a derivative asset on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency Security in the TBA Agency Security and the cost basis or the forward price to be paid or received for the underlying Agency Security. The weighted average months to maturity represents the maximum maturity acceptable within the delivery standards. Securities actually delivered may have shorter maturities.

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At March 31, 2019, we had investment related payables with respect to unsettled purchases of Agency Securities of $198,172 and we did not have any investment related receivables. At December 31, 2018, we had investment related payables with respect to unsettled purchases of Agency Securities of $166,052 and we did not have any investment related receivables.

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

At March 31, 2019 and December 31, 2018, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed-interest rates for an average period of approximately 9 months and 8 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

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

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at March 31, 2019.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$657,069	$727,216	6.90%	97
Legacy Prime Fixed	15,583	13,060	6.02%	215
Legacy ALTA Fixed	57,380	45,542	5.83%	223
Legacy Prime Hybrid	9,122	8,358	3.86%	214
Legacy ALTA Hybrid	3,854	3,643	4.16%	203
New Issue Prime Fixed	17,357	17,189	3.69%	302
Total or Weighted Average	$760,365	$815,008	6.71%	112

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2018.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$661,181	$729,983	6.92%	100
Legacy Prime Fixed	16,051	13,394	6.02%	218
Legacy ALTA Fixed	58,730	46,853	5.84%	226
Legacy Prime Hybrid	9,479	8,623	3.62%	217
Legacy ALTA Hybrid	3,967	3,724	4.06%	205
New Issue Prime Fixed	17,714	17,338	3.69%	304
Total or Weighted Average	$767,122	$819,915	6.73%	115

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
March 31, 2019	$439,557	$318,542	$56,909	$815,008
December 31, 2018	$308,061	$456,071	$55,783	$819,915

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Credit Risk and Non-Agency Securities at March 31, 2019 or December 31, 2018.

The charts below present the percentage of our Credit Risk and Non-Agency Securities, at fair value, by type at March 31, 2019 and at December 31, 2018.

U.S. Treasury Securities

From time to time we may purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS. We did not have any U.S. Treasury Securities at March 31, 2019.

The table below summarizes certain characteristics of our U.S. Treasury Securities at December 31, 2018.

U.S. Treasury Securities	Principal Amount	Fair Value	Weighted Average Month to Maturity
December 31, 2018	100,000	98,646	7

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 23 and 23 of which had open repurchase agreements with us at March 31, 2019 and December 31, 2018, respectively. We had outstanding balances under our repurchase agreements at March 31, 2019 and December 31, 2018 of $12,143,274 and $7,037,651, respectively, consistent with the decrease in our Agency Securities in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2019, the average haircut percentage was 4.73% compared to 5.48% at December 31, 2018. The change in the average haircut percentage reflects better financing of some of our Credit Risk and Non-Agency Securities as the credit rating has increased from non-investment grade to investment grade on those securities.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following graphs present the notional amounts and weighted average interest rates of our interest rate swap contracts by year of maturity.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

At March 31, 2019 and December 31, 2018, we had derivatives with a net fair value of $(8,388) and $87,408, respectively. At March 31, 2019 and December 31, 2018, we had interest rate swap contracts with an aggregate notional balance of $9,775,000 and $7,350,000. We also had TBA Agency Securities with an aggregate notional balance of $800,000 and $900,000 at March 31, 2019 and December 31, 2018, respectively. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net losses of $(135,198) related to our derivatives for the three months ended March 31, 2019 and net gains of $58,597 for the three months ended March 31, 2018, respectively. For the three months ended March 31, 2019, the net unrealized gain (loss) of our Agency Securities increased by $184,248. For the three months ended March 31, 2018, the net unrealized gain (loss) of our Agency Securities decreased by $(145,410). The net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

Contractual Obligations and Commitments

We had the following contractual obligations at March 31, 2019:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements (1)	$12,143,274	$12,143,274	$—	$—	$—
Interest expense on repurchase agreements	32,422	32,422	—	—	—
Related Party Fees (2)	209,314	29,902	59,804	59,804	59,804
Board of Directors fees (3)	8,288	1,184	2,368	2,368	2,368
Total	$12,393,298	$12,206,782	$62,172	$62,172	$62,172

(1) At March 31, 2019, BUCKLER, accounted for 49.2% of our aggregate borrowings and had an amount at risk of 16.7% of our total stockholders' equity with a weighted average maturity of 7 days on repurchase agreements. (Refer to Note 16 to the consolidated financial statements).
(2) Represents fees to be paid to ACM under the terms of the Management Agreements (refer to Note 11 and Note 16 to the consolidated financial statements).
(3) Represents compensation to be paid to the Board in the form of cash and common equity.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

We had contractual commitments under derivatives at March 31, 2019. We had interest rate swap contracts with an aggregate notional balance of $9,775,000, a weighted average swap rate of 2.05% and a weighted average term of 62 months at March 31, 2019. We also had TBA Agency Securities with an aggregate notional balance of $800,000 at March 31, 2019.

Liquidity and Capital Resources

At March 31, 2019, our liquidity totaled $713,108, consisting of $167,372 of cash plus $545,736 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales (see Note 13 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

     Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2019 and December 31, 2018, we financed our securities portfolio with $12,143,274 and $7,037,651 of borrowings under repurchase agreements, respectively. Our leverage ratios at March 31, 2019 and December 31, 2018, were 8.17:1 and 6.25:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders' equity at period end.

During the three months ended March 31, 2019, we purchased $6,907,777 of securities using proceeds from repurchase agreements and principal repayments. During the three months ended March 31, 2019, we received cash of $152,112 from prepayments and scheduled principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $5,105,623 for the three months ended March 31, 2019 and made cash interest payments of approximately $98,627 on our liabilities for the three months ended March 31, 2019.

During the three months ended March 31, 2018, we purchased $895,529 of securities using proceeds from repurchase agreements and principal repayments. During the three months ended March 31, 2018, we received cash of $176,817 from prepayments and scheduled principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $(702,202) for the three months ended March 31, 2018 and made cash interest payments of approximately $53,651 on our liabilities for the three months ended March 31, 2018.

We have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Cash and cash collateral posted to counterparties used in operating activities was $11,334 and $607, respectively, for the three months ended March 31, 2019 and March 31, 2018. The decrease in cash and cash collateral posted to counterparties related to operating activities is primarily related to the change in net gain (loss) on our derivatives and realized losses on sales of Agency Securities. Our average securities portfolio was $10,909,345 and $10,309,102, respectively, for the three months ended March 31, 2019 and March 31, 2018, respectively. During the three months ended March 31, 2019, we sold 16,064 of common shares under two underwritten public offerings and our Common Stock ATM Sales Agreement, for an increase in equity of $321,992.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at March 31, 2019 and December 31, 2018.

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

At March 31, 2019 and December 31, 2018,we financed our securities portfolio with $12,143,274 and $7,037,651, respectively, of borrowings under our repurchase agreements. Our leverage ratios at March 31, 2019 and December 31, 2018, were 8.17:1 and 6.25:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders' equity at period end.

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

Off-Balance Sheet Arrangements

At March 31, 2019 and December 31, 2018, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at March 31, 2019 and December 31, 2018, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

Critical Accounting Policies

See Note 3 to the consolidated financial statements for our significant accounting policies. See Note 4 to the consolidated financial statements for recently adopted changes.

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

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. See Part I, Item 1A. "Risk Factors" of our most recent Annual Report on Form 10-K. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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
“Code” means the Internal Revenue Code of 1986.
"Common stock ATM Sales Agreement" means the Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., relating to the shares of our common stock entered into on February 15, 2019. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program.
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

We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. At March 31, 2019, 53.9% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 46.1%, were assigned below an investment grade rating, or were not rated. At December 31, 2018, 37.6% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 62.4% were assigned below an investment grade rating or were not rated.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2019 and December 31, 2018. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

March 31, 2019

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Derivatives
1.00%	(2.89)%	(0.73)%	(6.78)%
0.50%	(1.01)%	(0.16)%	(1.48)%
(0.50)%	0.02%	(0.34)%	(3.18)%
(1.00)%	(5.67)%	(1.28)%	(11.87)%

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

December 31, 2018

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Derivatives
1.00%	10.48%	(0.13)%	(1.04)%
0.50%	5.50%	0.07%	0.53%
(0.50)%	(6.13)%	(0.42)%	(3.40)%
(1.00)%	(13.02)%	(1.25)%	(10.01)%

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

The market value of our MBS can fluctuate due to changes in interest rates and other factors. Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed. The principal and interest payments on our Agency Securities are issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

March 31, 2019

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.25)%	(11.62)%
+10 BPS	(0.50)%	(4.65)%
-10 BPS	0.50%	4.65%
-25 BPS	1.25%	11.62%

December 31, 2018

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.24)%	(9.80)%
+10 BPS	(0.49)%	(3.92)%
-10 BPS	0.49%	3.92%
-25 BPS	1.24%	9.80%

The above tables quantify the estimated changes in the fair value of our securities portfolio and in our portfolio book value as of March 31, 2019 and December 31, 2018. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2019. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARMOUR Residential REIT, Inc.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
10.1
Equity Sales Agreement, dated February 15, 2019, by and among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, BUCKLER Securities LLC, JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (2)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8–K, filed with the SEC on February 15, 2019.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 24, 2019	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer