Form 10-Q
period 2019-06-30
Armour Residential REIT, Inc.
filed 2019-07-24
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
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
(772) 617-4340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbols	Name of Exchange on which registered
Preferred Stock, 8.250% Series A Cumulative Redeemable	ARR-PACL	New York Stock Exchange
Preferred Stock, 7.875% Series B Cumulative Redeemable	ARR-PB	New York Stock Exchange
Common Stock, $0.001 par value	ARR	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 23, 2019 was 59,192,390.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	June 30, 2019	December 31, 2018
Assets
Cash	$211,656	$221,668
Cash collateral posted to counterparties	137,166	10,531
Investments in securities, at fair value
Agency Securities (including pledged securities of $13,413,839 at June 30, 2019 and $6,743,689 at December 31, 2018)	13,623,509	7,051,954
Credit Risk and Non-Agency Securities (including pledged securities of $614,455 at June 30, 2019 and $698,255 at December 31, 2018)	788,571	819,915
Interest-Only Securities	—	20,623
U.S. Treasury Securities (including pledged securities of $20,748 at December 31, 2018)	—	98,646
Derivatives, at fair value	12,736	111,913
Accrued interest receivable	42,241	22,505
Prepaid and other	2,796	1,855
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$14,923,675	$8,464,610
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$13,296,846	$7,037,651
Cash collateral posted by counterparties	18,701	97,213
Payable for unsettled purchases	—	166,052
Derivatives, at fair value	128,157	24,505
Accrued interest payable- repurchase agreements	43,349	10,268
8.250% Series A Cumulative Preferred Stock - Called for redemption	54,514	—
Accounts payable and other accrued expenses	6,060	3,608
Total Liabilities	$13,547,627	$7,339,297

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 2,181 shares issued and outstanding ($54,514 aggregate liquidation preference) at December 31, 2018	—	2
7.875% Series B Cumulative Preferred Stock; 6,505 and 6,369 shares issued and outstanding ($162,637 and $159,232 aggregate liquidation preference) at June 30, 2019 and December 31, 2018	6	6
Common stock, $0.001 par value, 125,000 shares authorized, 59,192 and 43,702 shares issued and outstanding at June 30, 2019 and December 31, 2018	59	44
Additional paid-in capital	3,013,233	2,752,376
Accumulated deficit	(1,953,597)	(1,583,245)
Accumulated other comprehensive income (loss)	316,347	(43,870)
Total Stockholders’ Equity	$1,376,048	$1,125,313
Total Liabilities and Stockholders’ Equity	$14,923,675	$8,464,610

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income:
Agency Securities, net of amortization of premium and fees	$113,438	$47,809	$193,270	$100,062
Credit Risk and Non-Agency Securities, including discount accretion	13,383	14,330	26,975	28,336
Interest-Only Securities	251	417	596	859
U.S. Treasury Securities	744	2,805	1,226	3,649
BUCKLER Subordinated loan	544	430	1,083	1,054
Total Interest Income	128,360	65,791	$223,150	$133,960
Interest expense- repurchase agreements	(87,504)	(35,706)	(148,482)	(67,724)
Net Interest Income	40,856	30,085	$74,668	$66,236
Other Income (Loss):
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(44)	(25,316)	(2,953)	(57,919)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	—	—	(12,090)
Loss on Credit Risk and Non-Agency Securities	(17,699)	(3,234)	(17,203)	(1,951)
Gain (loss) on Interest-Only Securities	490	(450)	123	(152)
Gain (loss) on U.S. Treasury Securities	3,453	(8,884)	2,760	(6,308)
Subtotal	(13,800)	(37,884)	$(17,273)	$(78,420)
Realized loss on derivatives (1)	(92,990)	(14,341)	(115,122)	(52,945)
Unrealized gain (loss) on derivatives	(107,304)	45,054	(220,371)	142,255
Subtotal	(200,294)	30,713	$(335,493)	$89,310
Total Other Income (Loss)	(214,094)	(7,171)	$(352,766)	$10,890
Expenses:
Management fees	7,485	6,803	14,743	13,604
Professional fees	912	1,340	1,947	2,512
Insurance	183	165	348	330
Compensation	995	995	1,782	1,972
Other	437	49	713	399
Total Expenses	10,012	9,352	$19,533	$18,817
Net Income (Loss)	(183,250)	13,562	$(297,631)	$58,309
Dividends on preferred stock	(4,274)	(4,259)	(8,533)	(8,513)
Net Income (Loss) available (related) to common stockholders	$(187,524)	$9,303	$(306,164)	$49,796
Net Income (Loss) per share available (related) to common stockholders (Note 14):
Basic	$(3.14)	$0.22	$(5.40)	$1.19
Diluted	$(3.14)	$0.22	$(5.40)	$1.18
Dividends declared per common share	$0.57	$0.57	$1.14	$1.14
Weighted average common shares outstanding:
Basic	59,654	41,912	56,658	41,900
Diluted	59,654	42,328	56,658	42,316

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 10.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss)	$(183,250)	$13,562	$(297,631)	$58,309
Other comprehensive income (loss):
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	44	25,316	2,953	57,919
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	—	—	12,090
Net unrealized gain (loss) on available for sale Agency Securities	173,015	(49,587)	357,264	(194,997)
Other comprehensive income (loss)	$173,059	$(24,271)	$360,217	$(124,988)
Comprehensive Income (Loss)	$(10,191)	$(10,709)	$62,586	$(66,679)

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock				Common Stock
	8.250% Series A		7.875% Series B
	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	2,181	$2	6,369	$6	43,702	$44	$2,752,376	$(1,583,245)	$(43,870)	$1,125,313
Cumulative impact of adopting accounting standard ASU 2018–07	—	—	—	—	—	—	176	(176)	—	—
Adjusted Balance, January 1, 2019	2,181	$2	6,369	$6	43,702	$44	$2,752,552	$(1,583,421)	$(43,870)	$1,125,313

Series A Preferred dividends	—	—	—	—	—	—	—	(2,249)	—	(2,249)
Series B Preferred dividends	—	—	—	—	—	—	—	(6,284)	—	(6,284)
Common stock dividends	—	—	—	—	—	—	—	(64,012)	—	(64,012)
Series A Preferred stock, called for redemption	(2,181)	(2)	—	—	—	—	(54,512)	—	—	(54,514)
Issuance of Series B Preferred stock, net of expenses	—	—	136	—	—	—	3,354	—	—	3,354
Issuance of common stock, net	—	—	—	—	16,064	16	321,876	—	—	321,892
Stock based compensation, net of withholding requirements	—	—	—	—	51	—	1,302		—	1,302
Common stock repurchased	—	—	—	—	(625)	(1)	(11,339)	—	—	(11,340)
Net Loss	—	—	—	—	—	—	—	(297,631)	—	(297,631)
Other comprehensive income	—	—	—	—	—	—	—	—	360,217	360,217
Balance, June 30, 2019	—	$—	6,505	$6	59,192	$59	$3,013,233	$(1,953,597)	$316,347	$1,376,048

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net Income (Loss)	$(297,631)	$58,309
Adjustments to reconcile net income (loss) to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	17,470	18,551
Accretion of net discount on Credit Risk and Non-Agency Securities	(1,505)	(1,603)
Net amortization of Interest-Only Securities	1,923	2,186
Net amortization of U.S. Treasury Securities	(379)	(71)
Realized loss on sale of Agency Securities	2,953	57,919
Other than temporary impairment of Agency Securities	—	12,090
Loss on Credit Risk and Non-Agency Securities	17,203	1,951
(Gain) loss on Interest-Only Securities	(123)	152
(Gain) loss on U.S. Treasury Securities	(2,760)	6,308
Stock based compensation	1,302	1,291
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(20,024)	3,394
Increase in prepaid and other assets	(337)	(1,214)
Change in derivatives, at fair value	202,829	(144,423)
Increase (decrease) in accrued interest payable- repurchase agreements	33,081	(415)
Increase in accounts payable and other accrued expenses	2,452	2,852
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$(43,546)	$17,277
Cash Flows From Investing Activities:
Purchases of Agency Securities	(7,971,429)	(1,230,132)
Purchases of U.S. Treasury Securities	(1,427,320)	(668,120)
Principal repayments of Agency Securities	459,784	330,498
Principal repayments of Credit Risk and Non-Agency Securities	15,646	17,728
Proceeds from sales of Agency Securities	1,114,121	2,157,215
Proceeds from sales of Interest-only Securities	18,822	—
Proceeds from sales of U.S. Treasury Securities	1,529,105	661,883
(Decrease) increase in cash collateral posted by counterparties	(78,512)	132,341
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$(6,339,783)	$1,401,413
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

Cash Flows From Financing Activities:
Issuance of Series B Preferred stock, net of expenses	2,750	2,632
Issuance of common stock, net of expenses	321,892	—
Proceeds from repurchase agreements	96,704,891	89,018,914
Principal repayments on repurchase agreements	(90,445,696)	(90,320,642)
Series A Preferred stock dividends paid	(2,249)	(2,249)
Series B Preferred stock dividends paid	(6,284)	(6,264)
Common stock dividends paid	(64,012)	(48,274)
Common stock repurchased	(11,340)	—
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$6,499,952	$(1,355,883)
Net Increase in cash and cash collateral posted to counterparties	116,623	62,807
Cash and cash collateral posted to counterparties - beginning of period	232,199	282,394
Cash and cash collateral posted to counterparties - end of period	$348,822	345,201
Supplemental Disclosure:
Cash paid during the period for interest	$187,005	91,941
Non-Cash Investing Activities:
Receivable for unsettled sales	$—	216,292
Payable for unsettled purchases	$—	462,325
Net unrealized gain (loss) on available for sale Agency Securities	$357,264	(194,997)
Non-Cash Financing Activities:
Amounts payable for Series A Preferred stock, called for redemption	$(54,514)	—
Amounts receivable for issuance of Preferred B stock	$604	—

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

References to "we," "us," "our," or the "Company" are to ARMOUR Residential REIT, Inc. ("ARMOUR") and its subsidiaries. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership. References to "BUCKLER" are to BUCKLER Securities, LLC, a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. ARMOUR owns a 10% equity interest in BUCKLER. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission (the "SEC"), (see Note 11 - Commitments and Contingencies and Note 16 - Related Party Transactions for additional discussion). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

We invest in residential mortgage backed securities issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). The Agency securities in our securities portfolio consist primarily of fixed rate home loans, the remaining are either backed by hybrid adjustable rate or adjustable rate home loans. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, "Credit Risk and Non-Agency Securities"). From time to time we may also invest in Interest-Only Securities, U.S. Treasury Securities and money market instruments. "Agency Securities" together with "Credit Risk and Non-Agency Securities" and "Interest-Only Securities", are collectively "MBS".

Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

The unaudited consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of MBS (as defined below), including an assessment of whether other-than-temporary impairment ("OTTI") exists, and derivative instruments.

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

Cash Collateral Posted To/By Counterparties

Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral. Cash collateral posted to/by counterparties may include collateral for interest rate swap contracts (including swaptions and basis swap contracts), and repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis ("TBA Agency Securities").
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

Agency Securities - At June 30, 2019 and December 31, 2018, all of our Agency Securities were classified as available for sale securities and are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Credit Risk and Non-Agency Securities - At June 30, 2019 and December 31, 2018, all of our Credit Risk and Non-Agency Securities were classified as trading securities and are reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

Interest-Only Securities - At December 31, 2018, all of our Interest-Only Securities were classified as trading securities and were reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations. Interest-Only Securities represent the right to receive a specified proportion of the contractual interest flows of specific Agency MBS. We did not have any Interest-Only Securities at June 30, 2019.

U.S. Treasury Securities - At December 31, 2018, all of our U.S. Treasury Securities were classified as trading securities and were reported at their estimated fair values with unrealized gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations. We did not have any U.S. Treasury Securities at June 30, 2019.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Repurchase Agreements

We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and the London Interbank Offered Rate ("LIBOR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2019 and December 31, 2018.

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

•Impairment of Assets: We evaluate Agency Securities for OTTI at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities.

Credit Risk and Non-Agency Securities and Interest-Only Securities - Interest income on Credit Risk and Non-Agency Securities and Interest-Only Securities is recognized using the effective yield method over the life of the securities based on the future cash flows expected to be received. Future cash flow projections and related effective yields are determined for each security and updated quarterly. OTTI establishes a new cost basis in the security for purposes of calculating effective yields, are recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security.

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

In the current year we have adopted Accounting Standard ASU 2018–07, Improvements to Nonemployee Share–Based Payment Accounting (Topic 718). The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The standard largely aligns the accounting for share–based payment awards issued to employees and nonemployees. Equity–classified share–based payment awards issued to nonemployees are measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date). The standard was applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The cumulative effective adjustment was recorded in our consolidated statement of stockholders' equity as of January 1, 2019, and did not have a material to the Company's financial condition or results of operations.

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

Note 5 - Fair Value of Financial Instruments

Our valuation techniques for financial instruments use observable and unobservable inputs. Observable inputs reflect readily obtainable data from third party sources, while unobservable inputs reflect management’s market assumptions. The Accounting Standards Codification Topic No. 820, "Fair Value Measurement," classifies these inputs into the following hierarchy:

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Agency Securities - Fair value for the Agency Securities in our securities portfolio is based on obtaining a valuation for each Agency Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2019 and December 31, 2018, all of our Agency Security fair values are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Credit Risk and Non-Agency Securities - The fair value for the Credit Risk and Non-Agency Securities in our securities portfolio is based on obtaining a valuation for each Credit Risk and Non-Agency Security from third party pricing services and/or dealer quotes. The third party pricing services incorporate such factors as collateral type, bond structure and priority of payments, coupons, prepayment speeds, defaults, delinquencies and severities. If the fair value of a Credit Risk and Non-Agency Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Credit Risk and Non-Agency Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to fair value determined using a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At June 30, 2019 and December 31, 2018, all of our Credit Risk and Non-Agency Securities are classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes.

Interest-Only Securities - The fair value for the Interest-Only Securities in our securities portfolio is based on obtaining a valuation for each Interest-Only Security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models consistent with those models used to price Agency Securities underlying the Interest-Only Securities that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of an Interest-Only Security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar Interest-Only Securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. At December 31, 2018, all of our Interest-Only Security fair values were classified as Level 2 based on the inputs used by our third party pricing services and dealer quotes. We did not have any Interest-Only Securities at June 30, 2019.

U.S. Treasury Securities- Fair value for the U.S. Treasury Securities in our securities portfolio is based on obtaining a valuation for each U.S. Treasury Securities from third party pricing services and/or dealer quotes. At December 31, 2018, all of our U.S. Treasury Securities are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets. We did not have any U.S. Treasury Securities at June 30, 2019.

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

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$13,623,509	$—	$13,623,509
Credit Risk and Non-Agency Securities	$—	$788,571	$—	$788,571
Derivatives	$—	$12,736	$—	$12,736
Liabilities at Fair Value:
Derivatives	$—	$128,157	$—	$128,157

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$7,051,954	$—	$7,051,954
Credit Risk and Non-Agency Securities	$—	$819,915	$—	$819,915
Interest-Only Securities	$—	$20,623	$—	$20,623
U.S. Treasury Securities	$98,646	$—	$—	$98,646
Derivatives	$—	$111,913	$—	$111,913
Liabilities at Fair Value:
Derivatives	$—	$24,505	$—	$24,505

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2019 or during the year ended December 31, 2018.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables provide a summary of the carrying values and fair values of our financial assets and liabilities not carried at fair value but for which fair value is required to be disclosed at June 30, 2019 and December 31, 2018.

			Fair Value Measurements using:
June 30, 2019	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$211,656	$211,656	$211,656	$—	$—
Cash collateral posted to counterparties	$137,166	$137,166	$—	$137,166	$—
Accrued interest receivable	$42,241	$42,241	$—	$42,241	$—
Subordinated loan to BUCKLER	$105,000	$105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$13,296,846	$13,296,846	$—	$13,296,846	$—
Cash collateral posted by counterparties	$18,701	$18,701	$—	$18,701	$—
Accrued interest payable- repurchase agreements	$43,349	$43,349	$—	$43,349	$—

			Fair Value Measurements using:
December 31, 2018	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$221,668	$221,668	$221,668	$—	$—
Cash collateral posted to counterparties	$10,531	$10,531	$—	$10,531	$—
Accrued interest receivable	$22,505	$22,505	$—	$22,505	$—
Subordinated loans to BUCKLER	$105,000	105,000	$—	$105,000	$—
Financial Liabilities:
Repurchase agreements	$7,037,651	$7,037,651	$—	$7,037,651	$—
Cash collateral posted by counterparties	$97,213	$97,213	$—	$97,213	$—
Payable for unsettled purchases	$166,052	$166,052	$—	$166,052	$—
Accrued interest payable- repurchase agreements	$10,268	$10,268	$—	$10,268	$—

Note 6 - Agency Securities

At June 30, 2019 and December 31, 2018, investments in Agency Securities accounted for 94.5% and 88.2% of our securities portfolio.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We evaluated our Agency Securities with unrealized losses at June 30, 2019, June 30, 2018 and December 31, 2018, to determine whether there was an OTTI. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+. At those dates, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

Results of this evaluation for the three and six months ended June 30, 2019 - No OTTI was recognized for the three and six months ended June 30, 2019.

Results of this evaluation for the three and six months ended June 30, 2018 and for the year ended December 31, 2018 - During the first quarter of 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $12,090 in our consolidated financial statements of operations. We determined that there was no OTTI of our remaining Agency Securities at June 30, 2018 and December 31, 2018.

At June 30, 2019, we had the following Agency Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our Agency Securities at June 30, 2019 are also presented below. Our Agency Securities had a weighted average coupon of 3.91% at June 30, 2019.

June 30, 2019	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value	Percent of Total
Fannie Mae
ARMs & Hybrids	$17,570	$(174)	$90	$17,486	0.13%
Multi-Family MBS	2,748,945	—	134,098	2,883,043	21.16
10 Year Fixed	11,421	(128)	69	11,362	0.08
15 Year Fixed	932,248	(2)	28,343	960,589	7.05
20 Year Fixed	3,143	(61)	—	3,082	0.02
25 Year Fixed	9,345	(143)	—	9,202	0.07
30 Year Fixed	6,013,008	(3,097)	104,540	6,114,451	44.88
Total Fannie Mae	$9,735,680	$(3,605)	$267,140	$9,999,215	73.39%

Freddie Mac
10 Year Fixed	8,343	(38)	141	8,446	0.06
15 Year Fixed	228,741	(29)	5,534	234,246	1.72
30 Year Fixed	2,490,760	(2,147)	43,698	2,532,311	18.59
Total Freddie Mac	$2,727,844	$(2,214)	$49,373	$2,775,003	20.37%

Ginnie Mae
ARMs & Hybrids	27,139	(373)	2	26,768	0.20
10 Year Fixed	214	—	—	214	0.00
30 Year Fixed	816,285	—	6,024	822,309	6.04
Total Ginnie Mae	$843,638	$(373)	$6,026	$849,291	6.24%
Total Agency Securities	$13,307,162	$(6,192)	$322,539	$13,623,509	100.00%

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

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At December 31, 2018, we had investment related payables with respect to unsettled purchases of Agency Securities of $166,052. We did not have any investment related receivables at December 31, 2018. At June 30, 2019, we did not have any investment related payables or receivables.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the weighted average lives of our Agency Securities at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$75	$77
Greater than or equal to one year and less than three years	1,256,612	1,245,809	25,841	26,264
Greater than or equal to three years and less than five years	6,980,676	6,848,579	1,334,663	1,331,577
Greater than or equal to five years	5,386,221	5,212,774	5,691,375	5,737,906
Total Agency Securities	$13,623,509	$13,307,162	$7,051,954	$7,095,824

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at June 30, 2019 and December 31, 2018 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019	$237	$—	$583,201	$(6,192)	$583,438	$(6,192)
December 31, 2018	$2,651,518	$(18,135)	$1,197,533	$(43,160)	$3,849,051	$(61,295)

During the three and six months ended June 30, 2019, we sold $96,725 and $1,114,121 of Agency Securities, which resulted in realized losses of $(44) and $(2,953). During the three and six months ended June 30, 2018, we sold $1,236,423 and $2,373,507 of Agency Securities, inclusive of ($216,292 receivable for unsettled sales in the second quarter, which resulted in realized losses of $(25,316) and (57,919). Sales of Agency Securities are done to reposition our securities portfolio and to reach our target level of liquidity.

Note 7 - Credit Risk and Non-Agency Securities

At June 30, 2019 and December 31, 2018, investments in Credit Risk and Non-Agency Securities accounted for 5.5% and 10.3% of our securities portfolio.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The components of the carrying value of our Credit Risk and Non-Agency Securities at June 30, 2019 are presented in the table below.

	Credit Risk and Non-Agency Securities
June 30, 2019	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$701,898	$644,166	$650,225	6.81%
Legacy Prime Fixed	13,045	11,923	15,157	6.02%
Legacy ALT-A Fixed	44,899	40,020	55,760	5.83%
Legacy Prime Hybrid	8,123	7,423	8,733	3.87%
Legacy ALT-A Hybrid	3,574	3,022	3,733	4.39%
New Issue Prime Fixed	17,032	16,068	16,949	3.69%
Total Credit Risk and Non-Agency Securities	$788,571	$722,622	$750,557	6.63%

The components of the carrying value of our Credit Risk and Non-Agency Securities at December 31, 2018 are presented in the table below.

	Credit Risk and Non-Agency Securities
December 31, 2018	Fair Value	Amortized Cost	Principal Amount	Weighted Average Coupon
Credit Risk Transfer	$729,983	$653,681	$661,181	6.92%
Legacy Prime Fixed	13,394	12,698	16,051	6.02%
Legacy ALT-A Fixed	46,853	42,534	58,730	5.84%
Legacy Prime Hybrid	8,623	7,987	9,479	3.62%
Legacy ALT-A Hybrid	3,724	3,164	3,967	4.06%
New Issue Prime Fixed	17,338	16,767	17,714	3.69%
Total Credit Risk and Non-Agency Securities	$819,915	$736,831	$767,122	6.73%

Our Credit Risk Transfer securities are collaterized by residential mortgage loans meeting agency criteria. However, our securities principal and interest are not guaranteed by the agencies. Credit Risk Transfer securities include tranches issued since 2014. Our Legacy and New Issue Prime Fixed securities are collaterized by residential mortgage loans not guaranteed by any agency. Legacy securities include tranches issued between 2005-2007. New Issue Prime Fixed securities include tranches issued in 2013.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the weighted average lives of our Credit Risk and Non-Agency Securities at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
Weighted Average Life of all Credit Risk and Non-Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than or equal to one year and less than three years	14,856	13,711	—	—
Greater than or equal to three years and less than five years	713,286	654,530	188,063	169,692
Greater than or equal to five years	60,429	54,381	631,852	567,139
Total Credit Risk and Non-Agency Securities	$788,571	$722,622	$819,915	$736,831

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at June 30, 2019 and December 31, 2018, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

The following table presents the unrealized losses and estimated fair value of our Credit Risk and Non-Agency Securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
As of	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019	$—	$—	$—	$—	$—	$—
December 31, 2018	$1,860	$(13)	$—	$—	$1,860	$(13)

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments and at June 30, 2019 and December 31, 2018, have generally either been assigned below investment grade ratings by rating agencies, or have not been rated. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

Note 8 - U.S. Treasury Securities

We did not have any U.S. Treasury Securities at June 30, 2019. At December 31, 2018, investments in U.S. Treasury Securities accounted for 1.2% of our securities portfolio.

At December 31, 2018, we had the following U.S. Treasury Securities in an unrealized gain or loss position as presented below. The components of the carrying value of our U.S. Treasury Securities at December 31, 2018 are also presented below.

U.S. Treasury Securities	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2018	$98,703	$(57)	$—	$98,646

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

During the three and six months ended June 30, 2019, we sold $1,329,660 and $1,529,105 of U.S. Treasury Securities, which resulted in realized gains of $3,453 and $2,703, respectively. During the three and six months ended June 30, 2018, we sold $661,883 of U.S. Treasury Securities, which resulted in a realized loss of $(6,308).

Note 9 - Repurchase Agreements

At June 30, 2019, we had MRAs with 49 counterparties and outstanding borrowings with 26 of those counterparties. At December 31, 2018, we had MRAs with 48 counterparties and outstanding borrowings with 23 of those counterparties.

The following tables represent the contractual repricing regarding our repurchase agreements to finance our MBS at June 30, 2019 and December 31, 2018. No amounts below are subject to offsetting.

June 30, 2019	Repurchase Agreements	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut for Repurchase Agreements (1)
Agency Securities	$12,774,252	2.68%	16	4.35%
Credit Risk and Non-Agency Securities	522,594	3.12%	14	16.95%
Total or Weighted Average	$13,296,846	2.70%	16	4.91%

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

The following table summarizes the maturity or repricing and the weighted average contractual rates of our repurchase agreements to finance our MBS at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
Maturing or Repricing	Repurchase Agreements	Weighted Average Contractual Rate	Repurchase Agreements	Weighted Average Contractual Rate
Within 30 days	$11,998,332	2.71%	$5,793,973	3.05%
31 days to 60 days	1,298,514	2.61%	1,243,678	2.60%
Total or Weighted Average	$13,296,846	2.70%	$7,037,651	2.97%

At June 30, 2019 and December 31, 2018, BUCKLER (See Note 16 - Related Party Transactions) accounted for 41.6% and 49.8% of our aggregate borrowings and had an amount at risk of 16.8% and 13.0%, respectively, of our total stockholders' equity with a weighted average maturity of 16 days and 14 days, respectively, on repurchase agreements.

In addition, at December 31, 2018, we had 1 other repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for approximately 6.8% of our repurchase agreement borrowings outstanding at December 31, 2018.

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

The following tables present information about our derivatives at June 30, 2019 and December 31, 2018.

June 30, 2019

Derivative Type	Remaining / Underlying Term	Weighted Average Remaining Swap/Option Term (Months)	Weighted Average Rate	Notional Amount	Asset Fair Value (1)	Liability Fair Value (1)
Interest rate swap contracts	0-12 Months	5	1.21%	$550,000	$5,696	$—
Interest rate swap contracts	13-24 Months	17	1.83%	1,675,000	7,040	(5,731)
Interest rate swap contracts	25-36 Months	33	2.30%	950,000	—	(19,887)
Interest rate swap contracts	37-48 Months	44	2.11%	1,025,000	—	(18,584)
Interest rate swap contracts	49-60 Months	54	1.91%	1,150,000	—	(17,542)
Interest rate swap contracts	61-72 Months	63	1.95%	575,000	—	(11,216)
Interest rate swap contracts	73-84 Months	81	1.95%	50,000	—	(1,135)
Interest rate swap contracts	85-96 Months	89	1.93%	1,000,000	—	(19,997)
Interest rate swap contracts	97-108 Months	103	2.29%	450,000	—	(23,212)
Interest rate swap contracts	109-120 Months	118	2.30%	200,000	—	(10,853)
Total or Weighted Average				$7,625,000	$12,736	$(128,157)

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

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

The following tables present information about the potential effects of netting if we were to offset the assets and liabilities of these financial instruments on the accompanying consolidated balance sheets. Currently, we present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheet at June 30, 2019.

June 30, 2019		Gross Amounts Not Offset in the consolidated Balance Sheet
Assets	Gross and Net Amounts of Assets Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$12,736	$(128,157)	$129,682	$14,261
Totals	$12,736	$(128,157)	$129,682	$14,261

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

June 30, 2019		Gross Amounts Not Offset in the consolidated Balance Sheet
Liabilities	Gross and Net Amounts of Liabilities Presented in the consolidated Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate swap contracts	$(128,157)	$128,157	$—	$—
TBA Agency Securities	—	—	(8)	(8)
Totals	$(128,157)	$128,157	$(8)	$(8)

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income in the accompanying consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018.

		Income (Loss) Recognized
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives	Location on consolidated statements of operations	2019	2018	2019	2018
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$(104,801)	$—	$(144,347)	$2,655
Interest income	Realized loss on derivatives	58,047	28,558	111,792	50,727
Interest expense	Realized loss on derivatives	(48,355)	(29,833)	(93,463)	(57,681)
Changes in fair value	Unrealized gain (loss) on derivatives	(106,791)	46,522	(216,135)	138,851
		$(201,900)	$45,247	$(342,153)	$134,552
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	2,119	(13,066)	10,896	(48,646)
Changes in fair value	Unrealized gain (loss) on derivatives	(513)	(1,468)	(4,236)	3,404
		$1,606	$(14,534)	$6,660	$(45,242)
Totals		$(200,294)	$30,713	$(335,493)	$89,310

Note 11 - Commitments and Contingencies

Management Agreements with ACM

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 16, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At June 30, 2019, the effective ARMOUR management fee was 1.00% based on gross equity raised of $2,979,026. At June 30, 2018, the effective ARMOUR management fee was 1.04% based on gross equity raised of $2,620,693. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2019 and December 31, 2018.

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

Note 12 - Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2019, there were 1,137 shares available for future issuance under the Plan.

Transactions related to awards for the six months ended June 30, 2019 are summarized below:

	June 30, 2019
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	360	$24.82
Vested	(56)	$19.18
Unvested RSU Awards Outstanding end of period	304	$24.82

At June 30, 2019, there was approximately $7,560 of unvested stock based compensation related to the Awards (based on a stock price of $24.82 per share), that we expect to recognize as an expense over the remaining average service

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

period of 2.1 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 13 - Series A Cumulative Preferred Stock Called for Redemption and Stockholders' Equity

8.250% Series A Cumulative Preferred Stock - Called for redemption “Series A Preferred Stock”

On June 25, 2019, the Company mailed a notice of full redemption (the “Notice”) of all 2,181 issued and outstanding shares of its 8.250% Series A Cumulative Redeemable Preferred Stock ($25.00 per share, $54,514 in the aggregate liquidation preference) to the holders of record of its Series A Preferred Stock as of June 14, 2019. Accordingly, the Series A Preferred Stock, including the liquidation preference, has been accounted for as a liability on our consolidated balance sheet at June 30, 2019. Pursuant to this redemption, each share of Series A Preferred Stock will be canceled and represent solely the right to receive cash in the amount of $25.00 per share of Series A Preferred Stock on July 26, 2019. Pursuant to the terms of the Series A Preferred Stock, holders of record of the Series A Preferred Stock on July 15, 2019 will be entitled to receive the full monthly dividend for July, which will be the final dividend and will be paid in the regular course of business on July 29, 2019.

At December 31, 2018, we had 2,181 shares of Series A Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $54,514 in the aggregate. Shares designated as Series A Preferred Stock but unissued totaled 9,610 at December 31, 2018. At December 31, 2018, there were no accrued or unpaid dividends on the Series A Preferred Stock and the Series A Preferred Stock was entitled to a dividend at a rate of 8.250% per year based on the $25.00 per share liquidation preference before the common stock was entitled to receive any dividends. Commencing on June 7, 2017, the Series A Preferred Stock was redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series A Preferred Stock is senior to our common stock and therefore in the event of liquidation, dissolution or winding up, the Series A Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Changes in Stockholders' Equity

The following table presents the changes in Stockholders' Equity for the following interim periods.

Stockholders' Equity	March 31, 2019	June 30, 2019	March 31, 2018	June 30, 2018
Balance, beginning of quarter	$1,125,313	$1,486,553	$1,326,051	$1,244,966
Series A Preferred dividends ($0.171875 per share)	(1,124)	(1,125)	(1,124)	(1,125)
Series B Preferred dividends ($0.1640625 per share)	(3,135)	(3,149)	(3,129)	(3,135)
Common stock dividends ($0.19 per share)	(29,814)	(34,198)	(24,138)	(24,136)
Series A Preferred Stock, called for redemption	—	(54,514)	—	—
Issuance of Series B Preferred Stock	—	3,354	2,632	—
Issuance of Common stock, net	321,892	—	—	—
Stock based compensation, net of withholding requirements	644	658	644	647
Common Stock repurchased	—	(11,340)	—	—
Net income (loss)	(114,381)	(183,250)	44,747	13,562
Other comprehensive income (loss)	187,158	173,059	(100,717)	(24,271)
Balance, end of quarter	$1,486,553	$1,376,048	$1,244,966	$1,206,508

Preferred Stock

At June 30, 2019 and December 31, 2018, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 24, 2019, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland to designate 10,320 shares of the Company’s authorized preferred stock, par value $0.001 per share, as additional shares of 7.875% Series B Preferred Stock, thereby increasing the aggregate number of shares of preferred stock designated as Series B Preferred Stock to 17,970 shares. At June 30, 2019, a total of 32,030 shares of our authorized preferred stock remain available for designation as future series.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

     Series B Cumulative Preferred Shares (“Series B Preferred Stock”)

At June 30, 2019 and December 31, 2018, we had 6,505 and 6,369 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $162,637 and $159,232, in the aggregate, respectively, at June 30, 2019 and December 31, 2018. Shares designated as Series B Preferred Stock but unissued totaled 11,465 at June 30, 2019. At June 30, 2019 and December 31, 2018, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

On August 30, 2017, we entered into an ATM Equity Offering Sales Agreement (the “Preferred B ATM Sales Agreement”) relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 2,000 shares of our Series B Preferred Stock. On June 21, 2019, the agreement was terminated. During the six months ended June 30, 2019, we sold 100 shares under this agreement for proceeds of $2,489, net of issuance costs and commissions of approximately $25.

On June 24, 2019, we entered into an Equity Sales Agreement (the “Preferred B ATM Sales Agreement”) with BUCKLER, and B. Riley FBR, Inc. ("FBR"), as sales agents, relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 9,000 shares of our Series B Preferred Stock. During the six months ended June 30, 2019, we sold 36 shares under this agreement for proceeds of $865, net of issuance costs and commissions of approximately $34.

Also on June 24, 2019, we adopted a 2019 Series B Preferred Stock Dividend Reinvestment and Stock Purchase Plan (the “2019 Plan”) relating to the offer and sale of up to 2,500 shares of our Series B Preferred Stock pursuant to the terms of the 2019 Plan (the “DRIP Offering”). The 2019 Plan permits (i) current holders of our Series B Preferred Stock to reinvest all or a portion of the cash dividends on their shares of Series B Preferred Stock into shares of Series B Preferred Stock and to separately purchase additional shares of Series B Preferred Stock and (ii) other interested investors to purchase shares of Series B Preferred Stock. As of June 30, 2019, we had not issued any shares under the DRIP Offering.

Common Stock

At June 30, 2019 and December 31, 2018, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 59,192 shares of common stock issued and outstanding at June 30, 2019 and 43,702 shares of common stock issued and outstanding at December 31, 2018.

On May 26, 2017, we entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we could offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement related to a proposed "at-the-market" offering program. On October 2, 2017, the Sales Agreement was amended and on February 16, 2019 the agreement was terminated. For the six

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

months ended June 30, 2019, we sold 884 shares under this agreement for proceeds of $18,540, net of issuance costs and commissions of approximately $263.

On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 7,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the agreement, we will pay the agent designated to sell our shares, an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. We did not sell any shares or pay any fees under this agreement during the six months ended June 30, 2019.

See Note 16 - Related Party Transactions for discussion of additional transactions with BUCKLER.

Common Stock Repurchased

At December 31, 2018, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). On June 4, 2019, the Board increased the repurchase authorization under the Repurchase Program to 9,000 shares. From April 1, 2019 to June 3, 2019, we repurchased 250 common shares and during the period from June 4, 2019 to June 30, 2019 we repurchased 375 common shares. At June 30, 2019, there were 8,625 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

Dividends

The following table presents our common stock dividend transactions for the six months ended June 30, 2019.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.19	$8,540
February 15, 2019	February 28, 2019	$0.19	9,851
March 15, 2019	March 27, 2019	$0.19	11,423
April 15, 2019	April 29, 2019	$0.19	11,424
May 15, 2019	May 28, 2019	$0.19	11,424
June 17, 2019	June 27, 2019	$0.19	11,350
Total dividends paid			$64,012

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our Series A Preferred Stock dividend transactions for the six months ended June 30, 2019.

Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.17	$374.8
February 15, 2019	February 27, 2019	$0.17	374.8
March 15, 2019	March 27, 2019	$0.17	374.8
April 15, 2019	April 28, 2018	$0.17	374.8
May 15, 2019	May 27, 2019	$0.17	374.8
June 15, 2019	June 27, 2019	$0.17	374.8
Total dividends paid			$2,249

The following table presents our Series B Preferred Stock dividend transactions for the six months ended June 30, 2019.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.16	$1,045
February 15, 2019	February 27, 2019	$0.16	1,045
March 15, 2019	March 27, 2019	$0.16	1,045
April 15, 2019	April 28, 2018	$0.16	1,045
May 15, 2019	May 27, 2019	$0.16	1,045
June 15, 2019	June 27, 2019	$0.16	1,059
Total dividends paid			$6,284

Equity Capital Raising Activities

The following table presents our equity transactions for the six months ended June 30, 2019.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Cost)
Common Stock ATM Sales Agreement	January 4, 2019-January 11, 2019	884	$20.98	$18,540
January Public Offering	January 17, 2019	6,900	$20.00	$137,946
February Public Offering	February 22, 2019-February 27, 2019	8,280	$19.98	$165,406
Preferred B ATM Sales Agreement	June 6, 2019-June 19, 2019	100	$24.81	$2,489
Preferred B ATM Sales Agreement	June 25, 2019-June 28, 2019	36	$24.09	$865
Common stock repurchases	May 31, 2019-June 17, 2019	(625)	$18.14	$(11,340)

(1) Weighted average price.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 14 - Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and six months ended June 30, 2019 and June 30, 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss)	$(183,250)	$13,562	$(297,631)	$58,309
Less: Preferred dividends	(4,274)	(4,259)	(8,533)	(8,513)
Net Income (Loss) available (related) to common stockholders	$(187,524)	$9,303	$(306,164)	$49,796

Weighted average common shares outstanding – basic	59,654	41,912	56,658	41,900
Add: Effect of dilutive non-vested awards, assumed vested	—	416	—	416
Weighted average common shares outstanding – diluted	59,654	42,328	56,658	42,316

Note 15 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the three and six months ended June 30, 2019 and June 30, 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net income (loss)	$(183,250)	$13,562	$(297,631)	$58,309
Book to tax differences:
TRS (income) loss	79	(119)	(153)	(287)
Premium amortization expense	—	(697)	—	(1,132)
Credit Risk and Non-Agency Securities	17,194	2,729	15,922	1,533
Interest-Only Securities	(463)	267	85	(140)
U.S. Treasury Securities	(3,453)	8,884	(2,760)	6,308
Changes in interest rate contracts	209,985	(31,988)	353,821	(96,264)
OTTI loss on Agency Securities	—	—	—	12,090
Losses on Security Sales	44	25,316	2,953	57,919
Amortization of deferred hedging costs	(15,405)	(14,067)	(29,051)	(28,651)
Other	5	4	9	6
Estimated REIT taxable income	$24,736	$3,891	$43,195	$9,691

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Net capital losses realized	Amount	Available to offset capital gains through
2014	$(341,850)	2019
2015	$(5,182)	2020
2016	$(31,204)	2021
2017	$(7,375)	2022
2018	$(216,634)	2023

The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the Company's TRS is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. The Company's TRS is subject to federal, state and local taxes. During the six months ended June 30, 2019, we recorded $25 of income tax expense attributable to our TRS.

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2019 by approximately $48,326, or approximately $0.82 per common share (based on the 59,192 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $38,472 and $72,545 for the three and six months ended June 30, 2019 and $28,391 and $56,787 for the three and six months ended June 30, 2018, respectively. Our estimated REIT taxable income available for distribution as dividends was $24,736 and $43,195 for the three and six months ended June 30, 2019 and $3,891 and $9,691 for the three and six months ended June 30, 2018, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

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

In accordance with management agreements, we incurred $7,485 and $14,743 in management fees for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, we incurred $6,803 and $13,604 in management fees.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the three and six months ended June 30, 2019, we reimbursed ACM $39 and $67 for other expenses incurred on our behalf. For the three and six months ended June 30, 2018, we reimbursed ACM $66 and $113 for other expenses incurred on our behalf. In 2017, we elected to make restricted stock unit awards to our executive officers and other ACM employees through ACM that vest over 5 years. In November 2017, we elected to make restricted stock unit awards to the Board. We recognized stock based compensation expense of $87 and $184 and $109 and $217 for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

BUCKLER

At June 30, 2019 we have contributed $485 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $224 at June 30, 2019 and $113 at December 31, 2018, reflecting our total investment less our share of BUCKLER’s startup costs and operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company, must approve in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. Subsequent to June 30, 2019, we received $275 from BUCKLER as an allocated share of Gross Financing Profit for a reduction of interest on repurchase agreements charged to the Company. Gross Financing Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Gross Financing Profit of $306 per annum until the end of the first quarter of 2020.

We previously entered into three subordinated loan agreements with BUCKLER, totaling $105.0 million. On March 18, 2019, these three subordinated loan agreements were consolidated into one loan of $105.0 million, maturing on April 1, 2022. BUCKLER may at its option after obtaining the approval of the Financial Industry Regulatory Authority repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three and six months ended June 30, 2019, the Company earned $544 and $1,083 respectively, of interest. For the three and six months ended June 30, 2018, the Company earned $430 and $1,054, respectively, of interest.

We had outstanding borrowings under repurchase agreements with BUCKLER totaling $5,531,913 and $3,503,750 at June 30, 2019 and December 31, 2018, respectively. See also Note 9, “Repurchase Agreements” for transactions with BUCKLER. During the three and six months ended June 30, 2019, we incurred approximately $34,944 and $60,793 in interest payments to BUCKLER on the repurchase agreements we entered into with BUCKLER. We purchased $255,688 and sold $406,578 of U.S. Treasury Securities with BUCKLER during the six months ended June 30, 2019 and had $5,760,672 of collateral posted with BUCKLER securitizing the $5,531,913 of repurchase agreements at June 30, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

See Note 13 - Series A Cumulative Preferred Stock Called for Redemption and Stockholders' Equity for discussion of equity transactions with BUCKLER.

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

Note 18 - Subsequent Events

From July 1, 2019 to July 12, 2019, we sold 202 shares of Series B Preferred Stock under the Preferred B ATM Sales Agreement for proceeds of $4,981, net of issuance costs and commissions of approximately $82.

A cash dividend of $0.17 per outstanding share of Series A Preferred Stock, or $375 in the aggregate, is payable on July 29, 2019 to holders of record on July 15, 2019. Holders of record on July 15, 2019 of the Series A Preferred Stock will be entitled to receive the full monthly dividend for July, which will be the final dividend and will be paid in the regular course of business on July 29, 2019.

A cash dividend of $0.16 per outstanding share of Series B Preferred Stock, or $1,100 in the aggregate, is payable on July 29, 2019 to holders of record on July 15, 2019. We have also declared cash dividends of $0.16 per outstanding share of Series B Preferred Stock payable August 27, 2019 to holders of record on August 15, 2019 and payable September 27, 2019 to holders of record on September 15, 2019.

A cash dividend of $0.17 per outstanding common share, or $10,114 in the aggregate, is payable on July 29, 2019 to holders of record on July 15, 2019. We have also declared a cash dividend of $0.17 per outstanding common share payable August 27, 2019 to holders of record on August 15, 2019.

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

Overview

ARMOUR is a Maryland corporation formed to invest in and manage a leveraged portfolio of MBS and mortgage loans. We invest in residential mortgage backed securities issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). The Agency securities in our securities portfolio consist primarily of fixed rate home loans, the remaining are either backed by hybrid adjustable rate or adjustable rate home loans. Other securities backed by residential mortgages in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, "Credit Risk and Non-Agency Securities"). From time to time we may also invest in Interest-Only Securities, U.S. Treasury Securities and money market instruments. "Agency Securities" together with "Credit Risk and Non-Agency Securities" and "Interest-Only Securities", are collectively "MBS". The Company is managed by ACM, an investment advisor registered with the SEC (see Note 11 and Note 16 to the consolidated financial statements).

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

On June 3, 2019, Fannie Mae and Freddie Mac started issuing a new common security, the Uniform MBS, in place of their previous offerings of MBS. The new Uniform MBS was issued using a new Common Securitization Platform ("CSP"). The Uniform MBS more closely resembles the previous Fannie Mae MBS and has become the basis for the TBA MBS market place. Previously existing Freddie Mac MBS are eligible for exchange into the new Uniform MBS. The introduction of the new Uniform MBS did not have a material impact on our existing MBS and we do not expect our securities portfolio to be materially impacted in the future. At June 30, 2019, we did not have any Uniform MBS securities.

Short-term Interest Rates and Funding Costs

Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting since December 2015. The Fed's target range has not changed since its December 2018 meeting.

Meeting Date	Lower Range	Higher Range
June 2019	2.25%	2.50%
April/May 2019	2.25%	2.50%
March 2019	2.25%	2.50%
January 2019	2.25%	2.50%
December 2018	2.25%	2.50%
September 2018	2.00%	2.25%
June 2018	1.75%	2.00%
March 2018	1.50%	1.75%
January 2018	1.25%	1.50%
June 2017	1.00%	1.25%
March 2017	0.75%	1.00%
December 2016	0.50%	0.75%
December 2015	0.25%	0.50%

Our borrowings in the repurchase market have also historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result.

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from June 30, 2017 to June 30, 2019.

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

Mortgage spreads can vary due to movements in securities valuations, movements in long-term interest rates or a combination of both. We mainly use interest rate swap contracts (including swaptions) to economically hedge against changes in the valuation of our securities. We do not use such hedging contracts for speculative purposes. At June 30, 2019 and December 31, 2018, we had not entered into any contract or purchased any asset specifically designed to offset the impact of mortgage spreads on our book value.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations for the periods presented:

The increase in our average securities portfolio and asset yields offset the increase in interest expense on our repurchase agreements, which led to the increase in net interest income for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, the decrease in net income (loss) was largely due to losses on our derivatives due to changes in interest rates, aggregate notional balances and TBA prices.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

Net Interest Income
Agency Securities
$113,438
$47,809
$193,270
$100,062
Credit Risk and Non-Agency Securities
$13,383
$14,330
$26,975
$28,336
Interest-Only Securities
$251
$417
$596
$859
U. S. Treasury Securities
$744
$2,805
$1,226
$3,649
BUCKLER Subordinated loan
$544
$430
$1,083
$1,054
Interest expense-repurchase agreements
$(87,504)
$(35,706)
$(148,482)
$(67,724)
Net Interest Income
$40,856
$30,085
$74,668
$66,236
($ in thousands)
Three Months Ended June 30, 2019
Three Months Ended June 30, 2018
Six Months Ended June 30, 2019
Six Months Ended June 30, 2018

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2019 vs. 2018

•	Our average securities portfolio increased by 23.48% from $10,117,741 for the six months ended June 30, 2018 to $12,493,537 for the six months ended June 30, 2019.

•
Our average securities portfolio yields increased by 0.6% and our interest expense on our repurchase agreements increased by 0.8% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

•
The combination of the increase in our average securities portfolio, the increase in our portfolio yield partially offset by the increase in the effective interest rate on our financing caused net interest income to increase from 2018 to 2019. Our net interest rate spread was 1.40% and 1.56% at June 30, 2019 and June 30, 2018.

At June 30, 2019 and December 31, 2018, our Agency Securities in our securities portfolio were carried at a net premium to par value with a weighted average amortized cost of 102.6% and 103.0%, respectively, due to the average interest rates on these securities being higher than prevailing market rates.

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

Management’s Discussion and Analysis (continued)

Other Income

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

2019 vs. 2018

•
Losses on Agency Securities resulted from the sales of Agency Securities during the three and six months ended June 30, 2019 of $96,725 and $1,114,121. Sales were $1,236,423 and $2,373,507, inclusive of ($216,292 receivable for unsettled sales in the second quarter) for three and six months ended June 30, 2018.

•
At June 30, 2019 and June 30, 2018, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. No OTTI was recognized for the three and six months ended June 30, 2019. For the six months ended June 30, 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $(12,090) in our consolidated financial statements of operations. We determined that there was no OTTI of our remaining Agency Securities at June 30, 2018.

•	Losses on Credit Risk and Non-Agency Securities resulted from the change in fair value of the securities.

•
Gain (loss) on Interest-Only Securities resulted from the change in the fair value of these securities in Q1 2019 of $682 as well as the sale of $18,822 Interest-Only Securities in Q2 2019, which resulted in a loss of $(805).

•
Gain (loss) on U.S. Treasury Securities resulted from the sales of U.S. Treasury Securities during the three and six months ended June 30, 2019 of $1,329,660 and $1,529,105, which resulted in realized gains of $3,453 and $2,703, respectively. The change in fair value for the six months ended June 30, 2019 was $57. Sales were $661,883 during the three and six months ended June 30, 2018, which resulted in a realized loss of $(6,308).

•	Gains (losses) on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦
The increase in our total interest rate swap contracts aggregate notional balance from $6,750,000 at June 30, 2018 to $7,625,000 at June 30, 2019. During Q2 2019, we terminated $2,350,000 notional amount of interest rate swap contracts realizing a loss of ($104,801). We added $200,000 notional of interest rate swap contracts in Q2 2019.

◦	The decrease in our total TBA Agency Securities aggregate notional balance of $2,100,000 from June 30, 2018. We did not have any TBA Agency Securities at June 30, 2019.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,979,026 at June 30, 2019 and $2,620,693 at June 30, 2018, respectively.

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

Compensation includes both non-executive director compensation as well as the restricted stock units awarded to our executive officers and other ACM employees through ACM. Fluctuations from period to period are due to a combination of the change in our stock price and the number of awards vesting to our executive officers and other ACM employees.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the three and six months ended June 30, 2019 and June 30, 2018, other comprehensive (loss) income totaled $173,059 and $360,217 and $(24,271) and $(124,988), respectively, reflecting net unrealized gain (loss) on available for sale Agency Securities net of amounts reclassified upon sale.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The table below summarizes certain characteristics of our Agency Securities at June 30, 2019. We did not have any Interest-Only Securities or TBA Agency Securities at June 30, 2019.

June 30, 2019

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$42,679	$44,254	4.03%	14.12%	7
Multi-Family MBS	2,697,518	2,883,043	3.44%	0.00%	93
10 Year Fixed	19,314	20,022	4.04%	8.90%	75
15 Year Fixed	1,131,119	1,194,835	4.00%	8.62%	166
20 Year Fixed	2,913	3,082	4.25%	18.40%	188
25 Year Fixed	8,785	9,202	4.00%	7.36%	300
30 Year Fixed	9,068,275	9,469,071	4.04%	9.05%	345
Total or Weighted Average	$12,970,603	$13,623,509	3.91%	7.15%	274

(1)	Weighted average for all prepayments during the three months ended June 30, 2019, including prepayments related to Agency Securities purchased during the quarter.

The table below summarizes certain characteristics of our Agency Securities, Interest-Only Securities and TBA Agency Securities at December 31, 2018.

December 31, 2018

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Month to Reset or Maturity
ARMs & Hybrids	$48,336	$49,996	3.62%	9.98%	8
Multi-Family MBS	1,690,467	1,702,563	3.26%	0.00%	84
10 Year Fixed	122,393	125,168	4.01%	11.82%	72
15 Year Fixed	738,464	758,203	4.00%	5.31%	173
20 Year Fixed	3,461	3,578	4.25%	12.46%	192
25 Year Fixed	36,004	36,271	3.50%	7.36%	272
30 Year Fixed	4,252,667	4,376,175	4.20%	5.10%	348
Total or Weighted Average	$6,891,792	$7,051,954	3.94%	4.04%	258
TBA Agency Securities 30 Year (2)	900,000	933,420	4.72%	n/a	n/a
Total or Weighted Average	$7,791,792	$7,985,374
Interest-Only Securities (3)	108,169	20,623	4.83%	13.18%	164
Total or Weighted Average		$8,005,997

(1)	Weighted average CPR during the three months ended December 31, 2018.

(2)
Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. As of December 31, 2018, our TBA Agency Securities had a carrying value of $4,236, reported as a derivative asset on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

The charts below present the percentage of our Agency Securities, Interest-only Securities and TBA Agency Securities by type each at fair value as of the dates indicated. We did not have any Interest-Only Securities or TBA Agency Securities at June 30, 2019.

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At December 31, 2018, we had investment related payables with respect to unsettled purchases of Agency Securities of $166,052, we did not have any investment related receivables. At June 30, 2019, we did not have any investment related payables or receivables.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

At June 30, 2019 and December 31, 2018, the adjustable and hybrid adjustable rate mortgage loans underlying our Agency Securities had fixed-interest rates for an average period of approximately 7 months and 8 months, respectively, after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

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

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at June 30, 2019.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$650,225	$701,898	6.81%	93
Legacy Prime Fixed	15,157	13,045	6.02%	211
Legacy ALTA Fixed	55,760	44,899	5.83%	219
Legacy Prime Hybrid	8,733	8,123	3.87%	210
Legacy ALTA Hybrid	3,733	3,574	4.39%	198
New Issue Prime Fixed	16,949	17,032	3.69%	297
Total or Weighted Average	$750,557	$788,571	6.63%	108

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The table below summarizes certain characteristics of our Credit Risk and Non-Agency Securities at December 31, 2018.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Month to Maturity
Credit Risk Transfer	$661,181	$729,983	6.92%	100
Legacy Prime Fixed	16,051	13,394	6.02%	218
Legacy ALTA Fixed	58,730	46,853	5.84%	226
Legacy Prime Hybrid	9,479	8,623	3.62%	217
Legacy ALTA Hybrid	3,967	3,724	4.06%	205
New Issue Prime Fixed	17,714	17,338	3.69%	304
Total or Weighted Average	$767,122	$819,915	6.73%	115

Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
June 30, 2019	$574,622	$157,485	$56,464	$788,571
December 31, 2018	$308,061	$456,071	$55,783	$819,915

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. We did not have any investment related receivables or payables on Credit Risk and Non-Agency Securities at June 30, 2019 or December 31, 2018.

The charts below present the percentage of our Credit Risk and Non-Agency Securities, at fair value, by type at June 30, 2019 and at December 31, 2018.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

U.S. Treasury Securities

From time to time we may purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS. We did not have any U.S. Treasury Securities at June 30, 2019.

The table below summarizes certain characteristics of our U.S. Treasury Securities at December 31, 2018.

U.S. Treasury Securities	Principal Amount	Fair Value	Weighted Average Month to Maturity
December 31, 2018	$100,000	$98,646	7

Repurchase Agreements

We have entered into repurchase agreements to finance most of our Agency Securities. Our repurchase agreements are secured by our Agency Securities and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 26 and 23 of which had open repurchase agreements with us at June 30, 2019 and December 31, 2018, respectively. We had outstanding balances under our repurchase agreements at June 30, 2019 and December 31, 2018 of $13,296,846 and $7,037,651, respectively, consistent with the change in our Agency Securities in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2019, the average haircut percentage was 4.91% compared to 5.48% at December 31, 2018. The change in the average haircut percentage reflects better financing of some of our Credit Risk and Non-Agency Securities as the credit rating has increased from non-investment grade to investment grade on those securities.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

At June 30, 2019 and December 31, 2018, we had derivatives with a net fair value of $(115,421) and $87,408, respectively. At June 30, 2019 and December 31, 2018, we had interest rate swap contracts with an aggregate notional balance of $7,625,000 and $7,350,000. At December 31, 2018, we had TBA Agency Securities with an aggregate notional balance of $900,000. We did not have any TBA Agency Securities at June 30, 2019. Counterparty risk of interest rate swap contracts and interest rate swaptions are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and to vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected pre-payment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net losses of $(200,294) and $(335,493) related to our derivatives for the three and six months ended June 30, 2019 and net gains of $30,713 and $89,310 for the three and six months ended June 30, 2018, respectively. During Q2 2019, we terminated $2,350,000 notional amount of interest rate swap contracts realizing a loss of ($104,801). We added $200,000 notional of interest rate swap contracts in Q2 2019. For the three and six months ended June 30, 2019, the net unrealized gain (loss) of our Agency Securities increased by $173,015 and $357,264, respectively. For the three and six months ended June 30, 2018, the net unrealized gain (loss) of our Agency Securities decreased by $(49,587) and $(194,997). The net unrealized gain (loss) on Agency Securities is due to market price fluctuations.

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

Contractual Obligations and Commitments

We had the following contractual obligations at June 30, 2019:

	Payments Due By Period
Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years
Repurchase agreements (1)	$13,296,846	$13,296,846	$—	$—	$—
Interest expense on repurchase agreements	58,013	58,013	—	—	—
Related Party Fees (2)	208,898	29,843	59,685	59,685	59,685
Board of Directors fees (3)	8,288	1,184	2,368	2,368	2,368
Total	$13,572,045	$13,385,886	$62,053	$62,053	$62,053

(1) At June 30, 2019, BUCKLER, accounted for 41.6% of our aggregate borrowings and had an amount at risk of 16.8% of our total stockholders' equity with a weighted average maturity of 16 days on repurchase agreements (see Note 16 to the consolidated financial statements).
(2) Represents fees to be paid to ACM under the terms of the Management Agreements (see Note 11 and Note 16 to the consolidated financial statements).
(3) Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at June 30, 2019. We had interest rate swap contracts with an aggregate notional balance of $7,625,000, a weighted average swap rate of 1.95% and a weighted average term of 48 months at June 30, 2019.

Liquidity and Capital Resources

At June 30, 2019, our liquidity totaled $595,443, consisting of $211,656 of cash plus $383,787 of unpledged Agency Securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our Agency Securities and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales (see Note 13 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements.

     Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At June 30, 2019 and December 31, 2018, we financed our securities portfolio with $13,296,846 and $7,037,651 of borrowings under repurchase agreements, respectively. Our leverage ratios at June 30, 2019 and December 31, 2018, were 9.66:1 and 6.25:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders' equity at period end.

During the six months ended June 30, 2019, we purchased $9,398,749 of securities using proceeds from repurchase agreements and principal repayments. During the six months ended June 30, 2019, we received cash of $475,430 from prepayments and scheduled principal payments on our MBS. We had a net cash decrease from our repurchase agreements of

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

$6,259,195 for the six months ended June 30, 2019 and made cash interest payments of approximately $187,005 on our liabilities for the six months ended June 30, 2019.

During the six months ended June 30, 2018, we purchased $2,360,577 of securities using proceeds from repurchase agreements and principal repayments. During the six months ended June 30, 2018, we received cash of $348,226 from prepayments and scheduled principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $(1,301,728) for the six months ended June 30, 2018 and made cash interest payments of approximately $91,941 on our liabilities for the six months ended June 30, 2018.

We have continued to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

Cash and cash collateral posted to counterparties provided by (used in) operating activities was $(43,544) and $17,277, respectively, for the six months ended June 30, 2019 and June 30, 2018. The decrease in cash and cash collateral posted to counterparties related to operating activities is primarily related to the change in net gain (loss) on our derivatives and realized losses on sales of Agency Securities. Our average securities portfolio was $12,493,537 and $10,117,741, respectively, for the six months ended June 30, 2019 and June 30, 2018, respectively. During the six months ended June 30, 2019, we sold 16,064 of common shares under two underwritten public offerings and our Common Stock ATM Sales Agreement, for an increase in equity of $321,892. During the six months ended June 30, 2019, we sold $136 shares under the Preferred B ATM Sales Agreements and had common stock repurchases of $(625).

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our Agency Securities in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at June 30, 2019 and December 31, 2018.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Off-Balance Sheet Arrangements

At June 30, 2019 and December 31, 2018, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2019 and December 31, 2018, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Declines in the fair values of our Agency Securities that represent and OTTI are also treated as realized losses and reported in net income as other loss. We evaluate Agency Securities for OTTI at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the Agency Securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related Agency Securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.

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

•	the impact of a delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	extended trade disputes with China and other foreign countries;

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for mortgage securities;

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

•
a downgrade of the U.S. Government's or certain European countries' credit ratings and future downgrades of the U.S. Government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations;

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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
“Multi-Family MBS” means MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
"OTTI" means an other-than-temporary impairment.
“Preferred B ATM Sales Agreement” means the Preferred B ATM Sales Agreement with BUCKLER, and B. Riley FBR, Inc. relating to the shares of our Series B Preferred Stock entered into on June 24, 2019. The Preferred B ATM Sales Agreement relates to an "at-the-market" offering program.

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

We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. At June 30, 2019, 72.9% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 27.1%, were assigned below an investment grade rating, or were not rated. At December 31, 2018, 37.6% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 62.4% were assigned below an investment grade rating or were not rated.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2019 and December 31, 2018. It assumes that the spread between the interest rates on Agency Securities and long term U.S. Treasury Securities remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

June 30, 2019

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Value Including Derivatives	Shareholder's Equity Including Derivatives
1.00%	(14.81)%	(1.36)%	(14.11)%
0.50%	(6.87)%	(0.44)%	(4.56)%
(0.50)%	(1.35)%	(0.14)%	(1.44)%
(1.00)%	(29.17)%	(0.82)%	(8.52)%

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

Market Value Risk

All of our Agency Securities are classified as available for sale securities. As such, they are reflected at fair value with the periodic adjustment to fair value (that is not considered to be an OTTI) reported as part of the separate consolidated statement of comprehensive income (loss).

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

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

June 30, 2019

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.13)%	(11.80)%
+10 BPS	(0.45)%	(4.72)%
-10 BPS	0.45%	4.72%
-25 BPS	1.13%	11.80%

December 31, 2018

	Percentage Change in Projected
Change in MBS spread	Portfolio Market Value	Portfolio Book Value
+25 BPS	(1.24)%	(9.80)%
+10 BPS	(0.49)%	(3.92)%
-10 BPS	0.49%	3.92%
-25 BPS	1.24%	9.80%

The above tables quantify the estimated changes in the fair value of our securities portfolio and in our portfolio book value as of June 30, 2019 and December 31, 2018. Should spreads widen or tighten by 10 and 25 basis points (BPS), the estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2019. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information regarding our common stock repurchases made during the three months ended June 30, 2019 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
May 31, 2019	100	$17.38	100	1,774
June 3, 2019	150	$17.88	150	1,624
June 13, 2019 through June 17, 2019	375	$18.43	375	8,625
Total	625	$18.14	625

(1) All shares were repurchased pursuant to a common stock repurchase program (the "Repurchase Program") (see Note 13 to the consolidated financial statements).
(2) Weighted average price.
(3) At December 31, 2018, there were 1,874 authorized shares remaining under the Repurchase Program. On June 4, 2019, the Board increased the repurchase authorization under the Repurchase Program to 9,000 shares. From April 1, 2019 to June 3, 2019, we repurchased 250 common shares and during the period from June 4, 2019 to June 30, 2019 we repurchased 375 common shares. At June 30, 2019, there were 8,625 authorized shares remaining under the current repurchase authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ARMOUR Residential REIT, Inc.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Articles Supplementary classifying additional shares of ARMOUR Residential REIT, Inc.’s preferred stock into shares of 7.875% Series B Cumulative Redeemable Preferred Stock (1)
10.1	Equity Sales Agreement, dated June 24, 2019, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, BUCKLER Securities LLC and B. Riley FBR, Inc. (2)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (3)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (3)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) (3)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (4)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (4)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (4)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8–K, filed by ARMOUR Residential REIT, Inc. with the Securities and Exchange Commission on June 26, 2019.
(2)	Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8–K, filed by ARMOUR Residential REIT, Inc. with the Securities and Exchange Commission on June 26, 2019.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 24, 2019	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer