Form 10-K
period 2019-12-31
Armour Residential REIT, Inc.
filed 2020-02-19
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
(772) 617-4340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbols	Name of Exchange on which registered
Preferred Stock, 7.875% Series B Cumulative Redeemable	ARR-PRBCL	New York Stock Exchange
Preferred Stock, 7.00% Series C Cumulative Redeemable	ARR-PRC	New York Stock Exchange
Common Stock, $0.001 par value	ARR	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
On June 30, 2019, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $1,088,759,660 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 18, 2020 was 58,877,848.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I

Item 1. Business
ARMOUR Residential REIT, Inc.

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. References to "BUCKLER" are to BUCKLER Securities LLC, a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. ARMOUR owns a 10% equity interest in BUCKLER. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 9 and Note 15 to the consolidated financial statements). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes (See Real Estate Investment Trust Requirements section below).

Strategies

We seek to create shareholder value through thoughtful investment and risk management that produces current yield and superior risk adjusted returns over the long term. Our focus on residential real estate finance supports home ownership for a broad and diverse spectrum of Americans by bringing private capital into the mortgage markets. We are deeply committed to implementing sustainable environmental, responsible social, and prudent governance practices that improve our work and our world.

Assets

We invest in mortgage backed securities ("MBS"). Some MBS are issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency securities consist primarily of fixed rate loans. The remaining Agency Securities are either backed by hybrid adjustable rate or adjustable rate loans. Other MBS in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency, may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, "Credit Risk and Non-Agency Securities"). From time to time we may also invest in Interest-Only Securities, U.S. Treasury Securities and money market instruments.

Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that range from overnight to three months, although occasionally we may enter into longer dated borrowing agreements. Our borrowings (on a recourse basis) are generally between six and ten times the amount of our total stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and ISDAs contain a restriction that prohibits our leverage from exceeding twelve times our total stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

Hedging

We use derivatives in the normal course of our business to reduce the impact of interest rate fluctuations on our cost of funding consistent with our REIT tax requirements. These techniques primarily consist of entering into interest rate swap contracts, basis swaps and swaptions and purchasing or selling futures contracts and may also

ARMOUR Residential REIT, Inc.
Business (continued)

include entering into interest rate cap or floor agreements, purchasing put and call options on securities or futures contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes.

To the extent that changes in our derivatives correlate with changes in our MBS, changes in the fair values of our derivatives will tend to offset changes in the fair values of our MBS. The actual extent of such offset will depend on the relative size of our derivative portfolio in relation to our MBS and the actual correlation of changes. However, changes in the fair value of our derivatives are reported in net income, while changes in the fair values of our available for sale securities are reported directly in our total stockholders’ equity. Therefore, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our reported results of operations are likely to fluctuate far more than if we used cash flow hedge accounting. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.

Management

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see Note 9 and Note 15 to the consolidated financial statements). ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2024 and is thereafter automatically renewed for successive five-year terms unless terminated under certain circumstances. JAVELIN also has a management agreement with ACM, with a base management fee of one dollar that will continue to automatically renew unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

The ARMOUR management agreement entitles ACM to receive management fees payable monthly in arrears. The monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and liquidation distributions as approved and so designated by a majority of the Board will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2019, December 31, 2018 and December 31, 2017, the effective management fees were 1.00%, 1.03% and 1.04% based on gross equity raised of $2,965,163, $2,658,969 and $2,618,020, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. ACM is further entitled to receive termination fees under certain circumstances. Our total management fee expense for the year ended December 31, 2019, was $29,513 compared to $27,190 for the year ended December 31, 2018 and $26,518 for the year ended December 31, 2017.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. See Note 15 to the consolidated financial statements for further discussion. From time to time we grant restricted stock unit awards to our executive officers and other ACM employees through ACM that vest over 5 years. We also grant restricted stock unit awards to the Board, which typically vest over 2 years. See Note 10 to the consolidated financial statements for further discussion.

ARMOUR Residential REIT, Inc.
Business (continued)

Environmental Sustainability

We strive to contribute to a healthy, sustainable environment by utilizing resources efficiently. As an organization, we create a relatively small environmental footprint. Still, we are focused on minimizing the environmental impact of our business where possible.

ACM’s 23-member team works in 4,250 square feet of leased office space in Vero Beach, Florida. Their dedication to sustainability is reflected in the choices they make every day, including:

•	Employing LED lighting throughout the office.

•	Using Energy Star® certified computers, monitors, fixtures, and appliances.

•	Eliminating single-use plastic through recycling initiatives and providing reusable cups, glasses, cutlery, and dishes.

•	Curbing office paper usage by emphasizing electronic communications and record storage to minimize printing volume.

•	Using recycled or multiuse printing supplies.

•	Ensuring that used office supplies are recycled or otherwise disposed of in ecologically conscientious ways.

•	Encouraging alternative transportation modes, including telecommuting or biking to work and walking to lunch and outside meetings.

•	Adopting a casual dress code to limit extraneous heating and air conditioning as natural temperatures permit.

Social Responsibility

ARMOUR’s primary social impact comes from its investment activity. As a provider of housing capital, we are honored to assist and strengthen the American housing market and those seeking home ownership. Through thoughtful investment and risk management, our focus on residential real estate finance supports home ownership for a broad and diverse spectrum of Americans. We take this duty seriously, as the benefits of homeownership are wide-reaching and well documented. Homeownership has long been understood as an important part of individual wealth creation. Improving homeownership rates stabilizes communities because homeowners are often engaged in and beneficial to their communities due to their financial and emotional investments in the space. The residential real estate market is an important part of the U.S. economy, and investing in home mortgages is a strong way to support and improve this market and the economy as a whole.

ARMOUR also recognizes its responsibility to the people we touch directly through our relationships with ACM, our vendors, and our community. To each of these relationships, we bring a commitment to professional dignity and mutual respect.

Our greatest strength and most important assets are the members of the ARMOUR team, and their overall well-being is paramount. ACM ensures its employees have a rewarding, supportive, and healthy working environment in which to thrive, and endeavors to support their success in all things. ACM provides employees with opportunities for growth and development, both in the personal and professional spheres, as well as a wide variety of resources to support their work and personal lives. ACM’s compensation and comprehensive benefits are thoughtfully designed to recognize and reward their professional skills, resulting in a low voluntary turnover rate for ARMOUR.

ARMOUR Residential REIT, Inc.
Business (continued)

Corporate Governance

ARMOUR is committed to corporate governance that aligns with the interests of our stockholders and other stakeholders. Our Board of Directors leads this effort by example. Our Board of Directors has:

•	60% independent directors and a lead independent director.

•	20% representation of female directors.

•	ARMOUR common stock ownership targets, with a prohibition on pledging or hedging.

•	Annual election of Directors.

•	Majority election and Director Resignation Policy.

•	Written Board and Committee charters with annual self-assessments.

•	Regular meetings of independent directors without management and with independent auditors.

Similarly, our executive officers have ARMOUR stock awards that vest over 5 years, significant common stock ownership targets, and prohibitions on pledging or hedging their stock positions.

See the section titled Corporate Information below for our website and other information.

Other Activities

If ACM and the Board determine that additional funding is advisable, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods. In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2019, there were 66,122 authorized shares of common stock and 41,617 authorized shares of preferred stock available for issuance. At December 31, 2019, there were 8,250 authorized shares remaining available for repurchase under our Repurchase Program. See Note 16 to the consolidated financial statements for other activities subsequent to December 31, 2019.

We have a 10% ownership interest in BUCKLER, a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. (see Note 7 and Note 15 to the consolidated financial statements for further discussion).

Real Estate Investment Trust Requirements

As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income. See, Risks Related to Our Corporate Structure in Item 1A. Risk Factors of this Form 10-K for further discussion.

ARMOUR Residential REIT, Inc.
Business (continued)

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

Investment Company Act of 1940 Exclusion

We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate related assets.” In satisfying this 55% requirement we treat MBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests. We currently treat MBS in which we hold less than all of the certificates issued by the pool (“partial pool” securities) as real estate related assets and not qualifying real estate interests. Our business would be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act. See Risks Related to Our Corporate Structure in Item 1A. Risk Factors of this Form 10-K for further discussion.

Compliance with NYSE Corporate Governance Standards

We comply with the corporate governance standards of the NYSE. Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors and a majority of our directors are “independent” in accordance with the rules of the NYSE.

Competition

Our success depends, in large part, on our ability to acquire assets with favorable margins over our borrowing costs. In acquiring MBS, we compete with numerous mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities and others may be organized in the future. Additional firms in the marketplace may increase competition for the available supply of mortgage assets suitable for purchase and could adversely affect the availability and cost of our financing. Many of these organizations have greater financial resources and access to lower costs of capital than we do. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exclusion under the 1940 Act).

Corporate Information

We are managed by ACM pursuant to management agreements between each of ARMOUR and JAVELIN and ACM. We do not have any employees. As of December 31, 2019, ACM had 23 employees that provide services to us.

ARMOUR Residential REIT, Inc.
Business (continued)

Principal office location: 3001 Ocean Drive, Suite 201, Vero Beach, FL 32963

Phone number: (772) 617-4340.

Website: www.armourreit.com.

Our investor relations website can be found under the “Investor Relations” tab at www.armourreit.com. We make available on our website under “SEC filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on our website, our Board committee charters as well as our corporate governance documents, including our code of business conduct and ethics and whistleblower policy. Any amendments or waivers thereto will be provided on our website within four business days following the date of the amendment or waiver. Information provided on our website is not part of this Annual Report on Form 10-K and not incorporated herein.

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
ARMOUR Residential REIT, Inc.

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

We invest predominately in MBS backed by loans with fixed interest rates, and to a lesser extent from time to time, in MBS backed by loans with interest rates that adjust on a regular basis, usually either monthly or annually. The interest rates on our repurchase financing generally adjust quarterly or more frequently. This mismatch in the interest rate terms between our assets and our liabilities is the primary source of our ability to generate positive net interest income because long-term interest rates tend to be higher than short-term rates. Short-term and long-term interest rates do not always move together. If short-term rates increase faster than long-term rates, the difference between the two may become zero or negative, and we may not have the ability to generate positive net interest income.

Changes in short-term rates will most significantly impact our level of net interest income, with rising interest rates likely to reduce our net interest income. Changes in long-term rates will initially impact the fair value of our investments in securities, with rising interest rates reducing their fair value. Changes in the fair values of our available for sale securities are generally not reflected in our net income or our earnings per share, but rather are reflected directly in our stockholders’ equity. Changes in the values of our trading securities are reflected in our income as other gain or loss with rising rates likely to generate losses. Over longer periods of time, rising long-term interest rates will provide us the opportunity to reinvest principal receipts and otherwise acquire additional investments in securities with higher yields.

We attempt to mitigate interest rate risk by moderating the amount of our financial leverage, diversifying our securities portfolio across both maturities and interest rate coupons, and economic hedging with derivatives. For example, we enter into interest rate swaps that require us to pay fixed rates and receive variable rates. These swaps are designed to offset the fluctuations in the interest costs of our repurchase financing due to movements in short-term interest rates. We record our derivatives and our trading securities at fair value and periodic changes in fair value are reflected in our net income (loss) and earnings per share. To the extent that fair value changes on derivatives offset fair value changes in our investments in securities, the fluctuation in our stockholders’ equity will be lower. However, our income statement volatility will not be reduced, because the fair value changes in our available for sale securities are reflected directly in stockholders’ equity. Rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We hold a 10% equity ownership interest in BUCKLER and additionally, provided it with an aggregate of $105.0 million in a subordinated loan which qualifies as regulatory capital (see Note 15 to the consolidated financial statements). The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing,

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

on potentially more attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
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
Also, BUCKLER may pursue business opportunities with third parties so long as our subordinated loan is outstanding. Our independent directors must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return the subordinated loans we have provided to BUCKLER if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for us is materially adversely affected. However, we cannot guarantee that BUCKLER’s pursuit of business with third parties will not incur losses for us or that BUCKLER will be able to continue to provide us with more attractive repurchase financing.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Factors beyond our control may increase the prepayment speeds on our MBS, thereby reducing our interest income.

Agency Securities may be backed by loans where the underlying borrowers may prepay their loans without premium or penalty. When borrowers default on their loans, the GSE or government entity that issued or guaranteed the Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.

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

The structural characteristics of our Credit Risk and Non-Agency Securities may make them more or less sensitive to variations in prepayment speeds of the underlying mortgage loans.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2019 and December 31, 2018, BUCKLER (see Note 15 to the consolidated financial statements) accounted for 45.0% and 49.8%, respectively, of our aggregate borrowings and had an amount at risk of 14.8% and 13.0%, respectively, of our total stockholders' equity.

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

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. Under the Dodd-Frank Act, certain swaps are required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. However, we do not qualify for an exception. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants, establishment of business conduct standards, record keeping and reporting requirements, and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

the SEC and the CFTC. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.

We cannot predict the impact of future Fed monetary policy on the prices and liquidity of Agency Securities or other securities in which we invest, although Fed action could increase the prices of our target assets and reduce the spread on our investments, or decrease our book value.

In its October 2019 meeting, the Fed lowered its target range for the Federal Funds Rate to between 1.75% and 1.50% (see table in section titled Short-term Interest Rates and Funding Costs for historical rate changes). Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our investments in securities would cause our net income to decline. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of our investments in securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments or decrease our book value. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are primarily operated by third-parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency Securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our stock and our ability to make distributions to our stockholders.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

ACM has established an Information Technology Steering Committee (“the Committee”) to help mitigate technology risks including cybersecurity. One of the roles of the Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

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

We are subject to reporting and other obligations under the Securities Act and the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. These reporting and other obligations may place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

If we have a class of equity securities registered under the Exchange Act and meet certain other requirements, Title 3, Subtitle 8 of the MGCL permits us without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, once we meet the applicable requirements, our charter provides that our Board will have the exclusive power to fill vacancies on our Board. As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing. We may elect to opt in to additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time that we have a class of equity securities registered under the Exchange Act and satisfy certain other requirements.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

We may change our target assets, financing and investment strategy and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.

Within our overall investment guidelines, we may change our target assets financing strategy, and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. Our Board also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, financing strategy, investment guidelines and other operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our stock and our ability to make distributions to our stockholders.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates, including BUCKLER. Entities affiliated with Mr. Ulm and Mr. Zimmer are the general partners of ACM and each of Mr. Ulm, Mr. Zimmer, Mr. Staton and Mr. Bell is a limited partner in ACM. ACM and our executive officers control BUCKLER.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

The manner of determining the management fees may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio since it is based on our gross equity raised and not on our performance.

ACM is entitled to receive monthly management fees that are based on the total of all gross equity raised (see Note 9 and Note 15 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, the possibility exists that significant management fees could be payable to ACM for a given month despite the fact that we could experience a net loss during that month. ACM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ACM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our stock. Further, the management fee structure gives ACM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ACM primarily based on the size of our equity raised and not on our financial returns to stockholders.

The termination of the management agreements may be difficult and costly, which may adversely affect our inclination to end our relationship with ACM.

ACM may terminate the management agreements at any time and for any reason upon 180 days prior notice. If the ARMOUR management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Termination of the ARMOUR management agreement with ACM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the management agreement with ACM. We may not terminate the management agreement during the current term, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the management agreement provides that ARMOUR will pay ACM a termination payment equal to four times the base management fee paid to ACM in the preceding full twelve (12) months, calculated as of the effective date of the termination of the agreement. The possibility of termination fees would increase the effective cost to us of electing to terminate the management agreement, thereby adversely affecting our inclination to end our relationship with ACM, even if we believe ACM’s performance is not satisfactory.

Additionally, following the Current Term, the ARMOUR management agreement will automatically renew for successive five-year renewal terms unless either we or ACM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the Current Term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met. The JAVELIN management agreement renewed on October 5, 2017, for a one-year period, with the base management fee thereunder reduced to one dollar for the entirety of the renewal term. It will automatically renew for successive one-year terms unless terminated under certain circumstances.

ACM’s liability is limited under the management agreements and we have agreed to indemnify ACM and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which ACM would not be liable.

The management agreements limit the liability of ACM and any directors and officers of ACM for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

In addition, our articles of incorporation provide that no director or officer of ours shall be personally liable to us or our stockholders for money damages. Furthermore, our articles of incorporation permit and our by-laws require, us to indemnify, pay or reimburse any present or former director or officer of ours who is made or threatened to be made a party to a proceeding by reason of his or her service to us in such capacity. Officers and directors of ours who are also officers of ACM will therefore benefit from the exculpation and indemnification provisions of our articles of incorporation and by-laws and accordingly may not be liable to us in such circumstances.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset undistributed taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(5,182), $(31,204), $(7,375) and $(216,634) (all in thousands) will be available to offset future capital gains realized in 2020, 2021, 2022 and 2023, respectively. Any capital loss carry forward that we have not used to offset undistributed otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period or we distribute net capital gains in the year realized. Our current practice of declaring dividends based on non-GAAP Core income increases the likelihood that net capital gains realized will be treated as distributed in the year realized. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.

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
ARMOUR Residential REIT, Inc.

Our Series B Preferred Stock, Our 7.00% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), and our common stock are currently listed on the NYSE under the symbols “ARR-PRB-CL” “ARR-PRC”and “ARR,” respectively. On February 18, 2020, the per share price of our common stock as reported on the NYSE was $20.31.

Holders of Common Equity

As of February 18, 2020, we had 138 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Stock Repurchase Program

The following table presents information regarding our common stock repurchases made during the three months ended December 31, 2019.

	Total Number of Shares Purchased (1)	Per Share Price (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 30, 2019 through December 31, 2019	45	$17.85	45	8,250

(1)	All shares were repurchased pursuant to our Repurchase Program (see Note 11 to the consolidated financial statements).

(2)	Weighted average price.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. For the year ended December 31, 2019, we paid full cumulative dividends on our Series A Preferred Stock, while outstanding, and our Series B Preferred Stock.

For historical information on the frequency and amount of cash dividends paid to the holders of shares of our common stock and preferred stock, see Note 11 to the consolidated financial statements. See Note 16 to the consolidated financial statements for cash dividends paid to the holders of our common stock and preferred stock subsequent to December 31, 2019.

Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $124,477 and dividend payments to preferred stockholders were $16,009 (including the final dividend on the Series A Preferred Stock, called for redemption, of $375 paid on July 29, 2019 to holders of record on July 15, 2019) for the year ended December 31, 2019. Our estimated REIT taxable income available to pay dividends was $69,441 for the year ended December 31, 2019. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 56.8% in 2019, 83.2% in 2018, and 89.0% in 2017.

ARMOUR Residential REIT, Inc.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities (continued)

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2014, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
ARMOUR Residential REIT	$100.00	$87.56	$100.87	$131.26	$115.61	$113.25
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
NAREIT Mortgage REIT Index	$100.00	$91.12	$111.95	$134.10	$130.71	$158.60

The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. Selected Financial Data
ARMOUR Residential REIT, Inc.

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

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Balance Sheet Data:
Investments in securities, at fair value:
Agency Securities	$11,941,766	$7,051,954	$7,478,966	$6,511,164	$12,461,556
Credit Risk and Non-Agency Securities	$883,601	$819,915	$975,829	$1,052,170	$—
Interest-Only Securities	$—	$20,623	$25,752	$33,627	$—
U.S. Treasury Securities	$—	$98,646	$—	$—	$—
Total Assets	$13,272,420	$8,464,610	$8,928,917	$7,978,161	$13,055,277
Repurchase agreements	$11,354,547	$7,037,651	$7,555,917	$6,818,453	$11,570,481
Total Stockholders' Equity	$1,436,707	$1,125,313	$1,326,051	$1,092,065	$1,225,166

Statement of Operations Data:
Total Interest Income	$439,565	$283,148	$254,433	$263,995	$365,300
Interest expense-repurchase agreements	(288,229)	(154,230)	(94,558)	(73,107)	(59,278)
Net Interest Income	$151,336	$128,918	$159,875	$190,888	$306,022
Total Other Income (Loss)	(362,761)	(197,859)	57,110	(198,902)	(300,278)
Total Expenses	(38,480)	(37,025)	(35,831)	(37,503)	(36,949)
Net Income (Loss)	$(249,905)	$(105,966)	$181,154	$(45,517)	$(31,205)
Dividends on preferred stock	(15,634)	(17,032)	(15,880)	(15,622)	(15,622)
Net Income (Loss) available (related) to common stockholders	$(265,539)	$(122,998)	$165,274	$(61,139)	$(46,827)
Total Comprehensive Income (Loss)	149,438	(129,725)	190,177	$(7,349)	$(182,861)
Net Income (loss) per common share, Basic	$(4.59)	$(2.92)	$4.22	$(1.67)	$(1.09)
Net Income (loss) per common share, Diluted	$(4.59)	$(2.92)	$4.17	$(1.67)	$(1.09)
Total Comprehensive Income (loss) per common share, Basic	$2.31	$(3.48)	$4.45	$(0.63)	$(4.67)
Total Comprehensive Income (loss) per common share, Diluted	$2.30	$(3.48)	$4.40	$(0.63)	$(4.67)
Dividends declared per common share	$2.16	$2.28	$2.28	$3.02	$3.89

ARMOUR Residential REIT, Inc.
Selected Financial Data (continued)

Key Portfolio Statistics *
Average Securities Portfolio (1)	$12,461,442	$9,566,838	$9,502,424	$10,755,853	$13,756,536
Average Repurchase Agreements (2)	$12,044,113	$9,054,133	$9,129,879	$8,983,091	$13,509,622
Average Portfolio Yield (3)	3.63%	3.30%	3.03%	2.71%	2.65%
Average Cost of Funds (4)	2.19%	1.70%	1.40%	1.32%	1.26%
Interest Rate Spread (5)	1.44%	1.60%	1.63%	1.39%	1.39%
Return on Equity (6)	(17.39)%	(9.42)%	13.66%	(4.17)%	(2.55)%
Average Annual Portfolio Repayment Rate (7)	10.41%	5.96%	7.28%	9.81%	8.51%
Debt to Stockholders' Equity (8)	7.90:1	6.25:1	5.70:1	6.24:1	9.44:1
* All percentages represent daily weighted averages annualized.

(1)
Our average securities portfolio was calculated by dividing the sum of our securities portfolio each day (including TBA Agency Securities) during the year by the number of days in the period. See the section titled Available for Sale Securities-TBA Agency Securities, in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10% equity interest in BUCKLER Securities LLC ("BUCKLER"), a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.

Overview

ARMOUR is a Maryland corporation formed in 2008 and managed by ACM, an investment advisor registered with the SEC (see Note 9 and Note 15 to the consolidated financial statements). We have elected to be taxed as a REIT under the Code. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

Our strategy is to create shareholder value through thoughtful investment and risk management that produces current yield and superior risk adjusted returns over the long term. Our focus on residential real estate finance supports home ownership for a broad and diverse spectrum of Americans by bringing private capital into the mortgage markets. We are deeply committed to implementing sustainable environmental, responsible social, and prudent governance practices that improve our work and our world.

We strive to contribute to a healthy, sustainable environment by utilizing resources efficiently. As an organization, we create a relatively small environmental footprint. Still, we are focused on minimizing the environmental impact of our business where possible.

We invest in mortgage backed securities ("MBS"). Some MBS are issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as the Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency securities consist primarily of fixed rate loans. The remaining MBS in which we invest are either backed by hybrid adjustable rate or adjustable rate loans. Other MBS in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency, may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, "Credit Risk and Non-Agency Securities"). From time to time, we may also invest in Interest-Only Securities, U.S. Treasury Securities and money market instruments.

We earn returns on the spread between the yield on our assets and our costs, including the interest cost of the funds we borrow, after giving effect to our hedges. We identify and acquire MBS, finance our acquisitions with borrowings under a series of short-term repurchase agreements and then hedge certain risks based on our entire portfolio of assets and liabilities and our management’s view of the market.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We look to invest across the spectrum of mortgage investments, from Agency Securities, for which the principal and interest payments are guaranteed by a GSE, to Credit Risk and Non-Agency Securities and non-prime mortgage loans. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses. We are exposed to changing credit spreads, which could result in declines in the fair value of our investments. We believe ACM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs.

Interest Rates - Changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets, generally of a longer term than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders. Our operating results depend, in large part, upon our ability to manage interest rate risks effectively while maintaining our status as a REIT.

Prepayment Rates - Prepayments on MBS and the underlying mortgage loans may be influenced by changes in market interest rates and a variety of economic and geographic factors, policy decisions by regulators, as well as other factors beyond our control. To the extent we hold MBS acquired at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our MBS will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may decline. Our operating results depend, in large part, upon our ability to manage prepayment risks effectively while maintaining our status as a REIT.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•	the REIT requirements under the Code; and

•	the requirements to qualify for an exclusion under the 1940 Act and other regulatory and accounting policies related to our business.

Management

See sections titled Management in Item 1. Business and also in Note 9 and Note 15 to the consolidated financial statements.

Market and Interest Rate Trends and the Effect on our Securities Portfolio:

Fourth Quarter 2019 Trends

   Responding to the accommodative Fed policy and abundant liquidity in the funding markets, risk assets rallied during the fourth quarter as highlighted by record prices on major U.S. equity indices and the year's lows on spreads to fixed income assets. The 10 year U.S. Treasury yield maintained a range inside 1.50 to 2.00%, ending the year at 1.92%. After a sharp decline in the third quarter, mortgage rates moved within a 20 basis points range, hovering at 3.75% during the fourth quarter. Due to the lag in the timing of refinancings in Q3 2019, higher prepayment rates for MBS appeared in Q4 2019 reports. The average CPR on our securities portfolio increased from 3.9 CPR in Q1 2019 to 17.1 CPR for Q4 2019.

                The Fed stepped into the short term financing markets during the fourth quarter to provide additional liquidity in an attempt to ensure that repurchase agreement rates did not experience the volatility over the quarter, particularly around the end of the year, that they experienced in mid-September. We were able to finance our portfolio continuously and as planned throughout the quarter. Our average cost of repurchase agreement financing was 2.14% annualized in Q4 2019 compared to 2.55% annualized in Q3 2019. BUCKLER provided significant assistance and insight as to market conditions throughout this volatile period.

Developments at Fannie Mae and Freddie Mac

The payments we receive on the Agency Securities in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. There can be no assurance that the U.S. Government's intervention in Fannie Mae and Freddie Mac will continue to be adequate or assured for the longer-term viability of these GSEs. These uncertainties may lead to concerns about the availability of and market for Agency Securities in the long term. Accordingly, if the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency Securities and our business, operations and financial condition could be materially and adversely affected.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

introduction of the new Uniform MBS did not have a material impact on our existing MBS and we do not expect our securities portfolio to be materially impacted in the future.

Short-term Interest Rates and Funding Costs

Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since 2015.

Meeting Date	Lower Bound	Higher Bound
October 2019	1.50%	1.75%
September 2019	1.75%	2.00%
July 2019	2.00%	2.25%
December 2018	2.25%	2.50%
September 2018	2.00%	2.25%
June 2018	1.75%	2.00%
March 2018	1.50%	1.75%
January 2018	1.25%	1.50%
June 2017	1.00%	1.25%
March 2017	0.75%	1.00%
December 2016	0.50%	0.75%
December 2015	0.25%	0.50%

Our borrowings in the repurchase market have historically closely tracked the Federal Funds Rate and LIBOR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result. The expected discontinuation of LIBOR in 2021 may impact our liquidity and the value of our MBS. SOFR is currently scheduled to replace LIBOR as a reference rate. We are currently assessing the impact on our securities portfolio and will continue to do so until 2021.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly basis from December 31, 2017 to December 31, 2019.

Long-term Interest Rates and Mortgage Spreads

Our securities are valued at an interest rate spread versus long-term interest rates (mortgage spread). This mortgage spread varies over time and can be above or below long-term averages, depending upon market participants' current desire to own MBS over other investment alternatives. When the mortgage spread gets smaller (or negative) versus long-term interest rates, our book value will be positively affected. When this spread gets larger (or positive), our book value will be negatively affected.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations for the periods presented:

2019 vs. 2018

•	The main factor for the difference in net loss for the year ended December 31, 2019 compared to the year ended December 31, 2018 was the increase in losses on our derivatives in 2019 compared to 2018.

2018 vs. 2017

•
The main factor for the change in net income (loss) for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was a larger securities portfolio in 2018 compared to 2017. Due to the larger securities portfolio in 2018, the realized losses on sale of Agency Securities, loss on Credit Risk and Non–Agency Securities and the interest expense on repurchase agreements on those securities were higher compared to 2017.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Net Interest Income

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2019 vs. 2018

•	Our average securities portfolio increased 30.3% from $9,566,838 for the year ended December 31, 2018 to $12,461,442 for the year ended December 31, 2019.

•	Our average securities portfolio yield increased 0.33% and our cost of funds increased 0.49% year over year.

•
Net interest income increased from 2018 to 2019 as the increase in our average securities portfolio and the increase in our portfolio yield was partially offset by the increase in the effective interest rate on our financing. Our net interest rate spread was 1.60% and 1.44% at December 31, 2018 and December 31, 2019, respectively.

2018 vs. 2017

•	Our average securities portfolio increased 0.7% from $9,502,424 for the year ended December 31, 2017 to $9,566,838 for the year ended December 31, 2018.

•	Our average securities portfolio yield increased 0.27% while our cost of funds increased 0.30% year over year.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•
Net interest income decreased from 2017 to 2018 as the effective interest rate on our financing was greater than the increase in our average securities portfolio and the increase in our portfolio yield. Our net interest rate spread was 1.63% and 1.60% at December 31, 2017 and December 31, 2018, respectively.

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 2019	3.63%	2.14%	1.49%	2.14%
September 2019	3.56%	2.25%	1.31%	2.55%
June 2019	3.70%	2.30%	1.40%	2.69%
March 2019	3.65%	2.03%	1.62%	2.71%
December 2018	3.59%	1.92%	1.67%	2.55%
September 2018	3.46%	1.82%	1.64%	2.30%
June 2018	3.13%	1.57%	1.56%	2.10%
March 2018	3.05%	1.53%	1.52%	1.77%
December 2017	3.02%	1.47%	1.55%	1.54%
September 2017	3.06%	1.42%	1.64%	1.49%
June 2017	3.11%	1.39%	1.72%	1.29%
March 2017	2.93%	1.32%	1.61%	1.07%
December 2016	2.72%	1.32%	1.40%	0.97%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Other Income (Loss)

2019 vs. 2018

•	Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2019 of $2,894,339 compared to $4,496,015 during the year ended December 31, 2018.

•
At December 31, 2019 and December 31, 2018, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. No OTTI was recognized for the year ended December 31, 2019.

•
Gain (loss) on Credit Risk and Non-Agency Securities results from the sales of Credit Risk and Non-Agency Securities as well as the change in fair value of the securities. We did not sell any Credit Risk and Non-Agency Securities in 2019. For the year ended December 31, 2018, we sold $97,758 of Credit Risk and Non-Agency Securities, which resulted in gains of $16,886. The change in the unrealized gain (loss) was ($44,152) for the year ended December 31, 2018.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•
Gain (loss) on Interest-Only Securities resulted from the change in the fair value of these securities in Q1 2019 of $682 as well as the sale of $18,822 Interest-Only Securities in Q2 2019, which resulted in a loss of $(805).

•
Gain (loss) on U.S. Treasury Securities resulted from the sales of U.S. Treasury Securities during the year ended December 31, 2019 of $1,786,090, which resulted in a realized gain of $1,967. The change in fair value for the year ended December 31, 2019 was $57. Sales were $661,883 during the year ended December 31, 2018, which resulted in a realized loss of $(6,365).

•	Losses on Derivatives resulted from a combination of the following:

▪	Changes in interest rates and TBA prices.

▪	The increase in our total interest rate swap contracts aggregate notional balance from $7,350,000 at December 31, 2018 to $7,975,000 at December 31, 2019.

▪	The increase in our total TBA Agency Securities aggregate notional balance from $900,000 at December 31, 2018 to $1,000,000 at December 31, 2019.
2018 vs. 2017

•	Losses on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2018 of $4,496,015 compared to $4,012,398 during the year ended December 31, 2017.

•
At December 31, 2018 and December 31, 2017, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities.

◦
During the second quarter of 2017, we identified certain low yielding Agency Securities that were replaced with securities having more attractive returns. For those securities that were previously identified, we recognized additional losses totaling $(12,090) for the year ended December 31, 2018 in our consolidated financial statements of operations. We determined that there was no OTTI of our remaining Agency Securities as of December 31, 2018.

◦
We recognized losses of $(13,707) in our consolidated financial statements of operations for the year ended December 31, 2017 on certain of our low yielding Agency Securities that were determined to represent an OTTI because we planned to replace these low yielding securities with securities that had more attractive returns, as market conditions permitted. We determined that there was no OTTI of our remaining Agency Securities as of December 31, 2017.

•
Gain (loss) on Credit Risk and Non-Agency Securities results from the sales of Credit Risk and Non-Agency Securities as well as the change in fair value of the securities. For the years ended December 31, 2018 and December 31, 2017, we sold $97,758 and $8,372 of Credit Risk and Non-Agency Securities which resulted in gains of $16,886 and $85, respectively. The change in the unrealized gain (loss) was ($44,152) and $65,587 for the years ended December 31, 2018 and December 31, 2017, respectively.

•	Gain (loss) on Interest-Only Securities resulted from the change in the fair value of these securities.

•	Loss on U.S. Treasury Securities resulted from the loss on the sale of these securities in the second quarter of 2018. There were no U.S. Treasury Securities at December 31, 2017.

•	Losses on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The increase in our total interest rate swap contracts aggregate notional balance from $5,250,000 at December 31, 2017 to $7,350,000 at December 31, 2018.

◦	The decrease in our total TBA Agency Securities aggregate notional balance from $1,600,000 at December 31, 2017 to $900,000 at December 31, 2018.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,965,163 at December 31, 2019, compared to $2,658,969 and $2,618,020 at December 31, 2018 and December 31, 2017, respectively.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar stockholder related expenses, net of other miscellaneous income.

Taxable Income

As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 14 to the consolidated financial statements).

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners (see Note 13 to the consolidated financial statements).

Financial Condition

Investment In Securities

Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in MBS. Our TBA Agency Securities are reported at net carrying value and are reported in Derivatives, at fair value on our consolidated balance sheets. See Note 8 to the consolidated financial statements.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The charts below present our investment in securities by percentage of our total investment in securities, at fair value as of the dates indicated.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Available for Sale Securities:

Agency Securities
Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.

Our net interest income is primarily a function of the difference between the yield on our assets and the financing (borrowing and hedging) cost of owning those assets. Since we tend to purchase Agency Securities at a premium to par, the main item that can affect the yield on our Agency Securities after they are purchased is the rate at which the mortgage borrowers repay the loan. While the scheduled repayments, which are the principal portion of the homeowners’ regular monthly payments, are fairly predictable, the unscheduled repayments, which are generally refinancing of the mortgage but can also result from repurchases of delinquent, defaulted, or modified loans, are less so. Being able to accurately estimate and manage these repayment rates is a critical portion of the management of our securities portfolio, not only for estimating current yield but also for considering the rate of reinvestment of those proceeds into new securities, the yields on those new securities and the impact of the repayments on our hedging strategy.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Adjustable and hybrid adjustable rate mortgage loans underlying some of our Agency Securities have fixed-interest rates after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

TBA Agency Securities
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The table below summarizes certain characteristics of our Available for Sale Securities at December 31, 2019 and December 31, 2018.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
December 31, 2019
Agency Securities:
Total Fannie Mae	$8,779,331	$9,269,786	3.7%	14.4%	239	71.6%
Total Freddie Mac	2,522,870	2,648,795	3.9%	20.7%	329	20.5
Total Ginne Mae	22,504	23,185	3.7%	11.6%	233	0.1
Total Agency Securities	$11,324,705	$11,941,766	3.8%	15.8%	259	92.2%
TBA Agency Securities:
15 Year Long (2)	500,000	511,885	3.0%	n/a	n/a	4.0
30 Year Long (2)	500,000	494,395	2.5%	n/a	n/a	3.8
Total TBA Agency Securities	$1,000,000	$1,006,280	2.8%	n/a	n/a	7.8%
Total Available for Sale Securities	$12,324,705	$12,948,046				100.0%

December 31, 2018
Agency Securities:
Total Fannie Mae	$5,200,450	$5,307,468	3.8%	3.8%	233	66.5%
Total Freddie Mac	1,362,771	1,404,155	4.2%	5.7%	339	17.6
Total Ginne Mae	328,571	340,331	4.4%	1.5%	348	4.2
Total Agency Securities	$6,891,792	$7,051,954	3.9%	4.0%	260	88.3%
TBA Agency Securities:
30 Year Long (2)	900,000	933,430	4.7%	n/a	n/a	11.7%
Total TBA Agency Securities	$900,000	$933,430	4.7%	n/a	n/a	11.7%
Total Available for Sale Securities	$7,791,792	$7,985,384				100.0%

(1)	Weighted average CPR during the fourth quarter for the securities owned at December 31, 2019.

(2)
Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities are reported at net carrying value of $(592) and $4,236, at December 31, 2019 and December 31, 2018, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets. See Note 8 to the consolidated financial statements.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Trading Securities:

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

The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
December 31, 2019	$570,332	$233,418	$79,851	$883,601
December 31, 2018	$308,061	$456,071	$55,783	$819,915

Interest-Only Securities

From time to time we may purchase Interest-Only Securities to tailor the overall risk characteristics of our investment securities portfolio. We did not have any Interest-Only Securities at December 31, 2019.

U.S. Treasury Securities

From time to time we may purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS. We did not have any U.S. Treasury Securities at December 31, 2019.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The table below summarizes certain characteristics of our Trading Securities at December 31, 2019 and December 31, 2018. We did not have any Interest-Only Securities or U.S. Treasury Securities at December 31, 2019.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Months to Maturity	Percent of Total
December 31, 2019
Credit Risk Transfer	$754,729	$803,964	5.9%	114	91.0%
Non-Agency Securities	93,723	79,637	5.2%	226	9.0
Total for Credit Risk and Non-Agency Securities	$848,452	$883,601	4.8%	164	100.0%

December 31, 2018
Credit Risk Transfer	$661,181	$729,983	6.9%	100	77.7%
Non-Agency Securities	105,942	89,932	5.2%	238	9.6
Total for Credit Risk and Non-Agency Securities	$767,123	$819,915	6.7%	115	87.3%
Interest-Only Securities (1)	108,169	20,623	4.8%	164	2.2
U.S. Treasury Securities	100,000	98,646	0.0%	7	10.5
Total for Trading Securities	$975,292	$939,184	6.0%	105	100.0%

(1)
Interest-Only Securities principal amount represents the outstanding balance of the underlying Agency Securities from which the Interest-Only Security is derived. We are not entitled to receive any of those principal amounts.

Repurchase Agreements

We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 25 of which had open repurchase agreements with us at December 31, 2019 and 23 of which had open repurchases agreements with us at December 31, 2018. We had outstanding balances under our repurchase agreements at December 31, 2019 and December 31, 2018 of $11,354,547 and $7,037,651, respectively, consistent with the increase in our MBS in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2019, the average haircut percentage was 5.16% compared to 5.48% at December 31, 2018. The change in the average haircut percentage reflected better financing of some of our Credit Risk and Non-Agency Securities as the credit rating increased from non-investment grade to investment grade on those securities.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Derivative Instruments

We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate, SOFR or LIBOR. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. No assurance can be given that our derivatives will have the desired beneficial impact on our results of operations or financial condition. We have not elected cash flow hedge accounting treatment as allowed by GAAP. Since we do not designate our derivative activities as cash flow hedges, realized as well as unrealized gains/losses from these transactions will impact our GAAP earnings.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following graphs present the notional and weighted average interest rate of our interest rate swap contracts by year of maturity.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

At December 31, 2019 and December 31, 2018, we had derivatives with a net fair value of $(47,223) and $87,408, respectively. At December 31, 2019 and December 31, 2018, we had interest rate swap contracts with an aggregate notional balance of $7,975,000 and $7,350,000, respectively. Counterparty risk of derivatives are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to; (1) lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and (2) vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

We also had TBA Agency Securities with an aggregate notional balance of $1,000,000 and $900,000 at December 31, 2019 and December 31, 2018, respectively.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $(350,123), $1,819 and $16,597, for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively, related to our derivatives.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

We are required to account for our TBA Agency Securities as derivatives when it is reasonably possible that we will not take or make timely physical delivery of the related securities. However, from time to time, we use TBA Agency Securities primarily to effectively establish portfolio positions. See the section, "TBA Agency Securities" above.

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2019:

	Payments Due By Period
Obligations	Total	< 1 Year	> 1 and < 3 Years	> 3 and < 5 Years	> 5 Years
Repurchase agreements (1)	$11,354,547	$11,354,547	$—	$—	$—
Interest expense on repurchase agreements	37,305	37,305	—	—	—
Related Party Fees (2)	208,171	29,739	59,477	59,477	59,477
Board of Directors fees (3)	9,457	1,351	2,702	2,702	2,702
Total	$11,609,480	$11,422,942	$62,179	$62,179	$62,179

(1)
At December 31, 2019, BUCKLER accounted for 45.0% of our aggregate borrowings and had an amount at risk of 14.8% of our total stockholders' equity with a weighted average maturity of 7 days on repurchase agreements (refer to Note 7 to the consolidated financial statements).

(2)	Represents fees to be paid to ACM under the terms of the management agreements (refer to Note 9 and Note 15 to the consolidated financial statements).

(3)	Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at December 31, 2019. We had interest rate swap contracts with an aggregate notional balance of $7,975,000, a weighted average swap rate of 1.74% and a weighted average term of 53 months at December 31, 2019. We also entered into $1,000,000 notional of TBA Agency Securities during the year ended December 31, 2019.

Liquidity and Capital Resources

At December 31, 2019, our liquidity totaled $648,699, consisting of $181,395 of cash plus $467,304 of unpledged MBS (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales (refer to Note 11 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at December 31, 2019 and December 31, 2018.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At December 31, 2019 and December 31, 2018, we financed our securities portfolio with $11,354,547 and $7,037,651 of borrowings under repurchase agreements. Our leverage ratios at December 31, 2019 and December 31, 2018, were 7.90:1 and 6.25:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

During the year ended December 31, 2019, we purchased $11,120,526 of securities using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2019, we received cash of $1,755,047 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $4,316,896 for the year ended December 31, 2019 and made cash interest payments of approximately $425,746 on our liabilities for the year ended December 31, 2019.

During the year ended December 31, 2018, we purchased $5,748,841 of securities using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2018, we received cash of $725,771 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $(518,266) for the year ended December 31, 2018 and made cash interest payments of approximately $252,393 on our liabilities for the year ended December 31, 2018.

During the year ended December 31, 2017, we purchased $5,821,613 of MBS using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2017, we received cash of $920,912 from principal payments on our MBS. We had a net cash increase from our repurchase agreements of $737,464 for the year ended December 31, 2017 and made cash interest payments of approximately $164,913 on our liabilities for the year ended December 31, 2017.

Cash and cash collateral posted to counterparties provided by (used in) operating activities was $(40,717), $75,223 and $110,079, respectively, for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. The decrease in cash and cash collateral posted to counterparties related to operating activities is related to the termination of some of our derivatives.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

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

The following graph represents the outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our MBS. Our repurchase agreements balance will fluctuate based on our change in capital, leverage targets and the market prices of our assets (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity.
See Note 7 and Note 15 to the consolidated financial statements for additional information.

Effects of Margin Requirements, Leverage and Credit Spreads

Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which requires us to pay the difference in cash or pledge additional collateral to meet the obligations under our repurchase agreements. Under our repurchase facilities, our lenders have full discretion to determine the value of the MBS we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

We experience margin calls in the ordinary course of our business and under certain conditions, such as during a period of declining market value for MBS and we may experience margin calls as frequently as daily. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and unpledged securities. We refer to this position as our liquidity. The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. If interest rates increase or if credit spreads widen, the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline and we may experience margin calls. We will use our liquidity to meet such margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. If we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. In addition, certain of our MRAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

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

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2019 and December 31, 2018, we financed our securities portfolio with $11,354,547 and $7,037,651 of borrowings under repurchase agreements. Our leverage ratios at December 31, 2019 and December 31, 2018, were 7.90:1 and 6.25:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

Forward-Looking Statements Regarding Liquidity

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and our ability to make timely portfolio adjustments will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, meet our financing obligations, pay fees under the management agreements and fund our distributions to stockholders and pay general corporate expenses.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Off-Balance Sheet Arrangements

At December 31, 2019 and December 31, 2018, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2019 and December 31, 2018, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

Critical Accounting Policies

See Note 3 to the consolidated financial statements for our significant accounting policies.

Valuation

The unrealized changes in fair value on our available for sale securities are reflected in total stockholders' equity as accumulated other comprehensive income or loss. Changes in fair value of our trading securities are reported in the consolidated statements of operations as income or loss. We do not use hedge accounting for our derivatives for financial reporting purposes and therefore changes in fair value are reflected in net income as other gain or loss. To the extent that fair value changes on derivatives offset fair value changes in our MBS, the fluctuation in our stockholders’ equity will be lower. For example, rising interest rates may tend to result in an overall increase in our reported net income even while our total stockholders’ equity declines.

Fair value for our MBS and derivatives are based on obtaining a valuation for each from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, collateral type, bond structure, prepayment speeds, priority of payments, defaults, delinquencies and severities, spread to the Treasury curve and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of the MBS is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar MBS. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

Fair value for our U.S. Treasury Securities is based on obtaining a valuation for each U.S. Treasury Securities from third party pricing services and/or dealer quotes.

Realized Gains and Losses

Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities.

Available for Sale Securities

We realize gains and losses on our available for sale securities upon their sale. At that time, previously unrealized amounts included in accumulated other comprehensive income are reclassified and reported in net income as other gain or loss. To the extent that we sell available for sale securities in later periods after changes in the fair value of those available for sale securities have occurred, we may report significant net income or net loss without a corresponding change in our total stockholders' equity.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Declines in the fair values of our available for sale securities that represent OTTI are also treated as realized losses and reported in net income as other loss. We evaluate available for sale securities for OTTI at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the available for sale securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related available for sale securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.

Trading Securities

We carry our trading securities at fair value and reflect changes in those fair values in net income as other gains and losses.

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

•
actions by the Fed which could cause a change of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders;

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•	the impact of a delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;

•	availability, terms and deployment of capital;

•	extended trade disputes with foreign countries.

•	changes in economic conditions generally;

•	changes in interest rates, interest rate spreads and the yield curve or prepayment rates;

•	general volatility of the financial markets, including markets for mortgage securities;

•
a downgrade of the U.S. Government's or certain European countries' credit ratings and future downgrades of the U.S. Government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations;

•	our inability to maintain the level of non-taxable returns of capital through the payment of dividends to our stockholders or to pay dividends to our stockholders at all;

•	inflation or deflation;

•	the impact of a shutdown of the U.S. Government;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for MBS;

•	changes in our business and investment strategy;

•	our failure to maintain our qualification as a REIT

•	our failure to maintain an exemption from being regulated as a commodity pool operator;

•	our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;

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

Interest Rate Risk

Our primary market risk is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on our assets and the interest expense incurred in connection with our liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect the value of MBS and our ability to realize gains from the sale of these assets. A decline in the value of the MBS pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

A portion of our securities portfolio consists of hybrid adjustable rate and adjustable rate MBS. Hybrid mortgages are ARMs that have a fixed-interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount the interest rate can change during any given period. Furthermore, some ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. ARMs are also typically subject to a minimum interest rate payable. Most of our adjustable rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate. Our fixed rate MBS have interest rates that are not variable and are constant for the entire loan term.

Our borrowings are not subject to similar restrictions and are generally repurchase agreements of limited duration that track the Federal Funds Rate and LIBOR and are periodically refinanced at current market rates. Therefore, on average, our cost of funds may rise or fall more quickly than our earnings rate on our assets. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the changes in the interest rates on our mortgage related assets could be limited. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We anticipate that in most cases the interest rates, interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. These indices generally move in the same direction, but there can be no assurance that this will continue to occur. Furthermore, our net income may vary somewhat as the spread between one-month interest rates, the typical term for our repurchase agreements, and the interest rates on our mortgage assets varies. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our stock.

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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

and the interest rate adjustment of our liabilities. Effective duration essentially measures the market price volatility of financial instruments as interest rates change. We generally estimate effective duration using various financial models and empirical data. Different models and methodologies can produce different effective duration estimates for the same securities.

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2019 and December 31, 2018. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
December 31, 2019
1.00%	(16.52)%	(1.54)%	(14.77)%
0.50%	(7.87)%	(0.59)%	(5.63)%
(0.50)%	3.58%	0.07%	0.62%
(1.00)%	(10.16)%	(0.53)%	(5.12)%

December 31, 2018
1.00%	10.48%	(0.13)%	(1.04)%
0.50%	5.50%	0.07%	0.53%
(0.50)%	(6.13)%	(0.42)%	(3.40)%
(1.00)%	(13.02)%	(1.25)%	(10.01)%

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

Mortgage Spread Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of December 31, 2019 and December 31, 2018. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	December 31, 2019		December 31, 2018
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.21)%	(11.64)%	(1.24)%	(9.80)%
+10 BPS	(0.48)%	(4.65)%	(0.49)%	(3.92)%
-10 BPS	0.48%	4.65%	0.49%	3.92%
-25 BPS	1.21%	11.64%	1.24%	9.80%

Prepayment Risk

As we receive payments of principal on our MBS, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire MBS at prices in excess of the principal balance of the mortgage loans underlying such MBS. Conversely, discounts arise when we acquire MBS at prices below the principal balance, adjusted for expected credit losses, of the mortgage loans underlying such MBS. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income.

Credit Risk

We have limited our exposure to credit losses on our securities portfolio of Agency Securities. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Agency Securities guaranteed by Ginnie Mae are backed by the full faith and credit of the U.S. Government. Fannie Mae and Freddie Mac remain in conservatorship of the U.S. Government. There can be no assurances as to how or when the U.S. Government will end these conservatorships or how the future profitability of Fannie Mae and Freddie Mac and any future credit rating actions may impact the credit risk associated with Agency Securities and, therefore, the value of the Agency Securities. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

We purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. At December 31, 2019, 64.5% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 35.5%, were assigned below an investment grade rating, or were not rated. At December 31, 2018, 37.6% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 62.4% were assigned below an investment grade rating or were not rated.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

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

ACM has established an Information Technology Steering Committee (“the Committee”) to help mitigate technology risks including cybersecurity. One of the roles of the Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

ARMOUR Residential REIT, Inc.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2019. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

ARMOUR Residential REIT, Inc.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.

Based on management’s assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

ARMOUR Residential REIT, Inc.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
ARMs	Adjustable Rate Mortgage backed securities.
AVM
A securities broker dealer, which we contract with for administering clearing and settlement services for our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing.

Basis swap contracts
Derivative contracts that allow us to exchange one floating interest rate basis for another, for example, 3 month LIBOR and Fed Funds Rates, thereby allowing us to diversify our floating rate basis exposures.

Board	ARMOUR’s Board of Directors.
BUCKLER
A Delaware limited liability company, and a FINRA-regulated broker-dealer. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.

CFO	Chief Financial Officer of ARMOUR, James Mountain.
CFTC	U.S. Commodity Futures Trading Commission.
Co-CEOs	Co-Chief Executive Officers of ARMOUR, Jeffrey Zimmer and Scott Ulm.
CPOs	Commodity pool operators.
CMBS	Commercial mortgage backed securities.
CMOs	Collateralized mortgage obligations.
Code	The Internal Revenue Code of 1986.
CPR	Constant prepayment rate.
Credit Risk and Non-Agency Securities	Securities backed by residential mortgages in which we may invest, which are not issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
ERISA	Employee Retirement Income Security Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
FICC
Fixed Income Clearing Corporation. An agency that deals with the confirmation, settlement and delivery of fixed-income assets in the U.S. They ensure the systematic and efficient settlement of MBS and U.S. government securities.

FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
GAAP	Accounting principles generally accepted in the United States of America.
GDP	Gross domestic product.
Ginnie Mae	the Government National Mortgage Administration.
GSE
A U.S. Government Sponsored Entity. Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

Haircut
The weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount. Among other things, it is a measure of our unsecured credit risk to our lenders.

Hybrid	A mortgage that has a fixed rate for an initial term after which the rate becomes adjustable according to a specific schedule.
Interest-Only Securities	The interest portion of Agency Securities, which is separated and sold individually from the principal portion of the same payment.
IRS	The Internal Revenue Service.
ISDA	International Swaps and Derivatives Association.
JAVELIN
 JAVELIN Mortgage Investment Corp., formerly a publicly-traded REIT. Since its acquisition on April 6, 2016, JAVELIN became a wholly-owned, qualified REIT subsidiary of ARMOUR and continues to be managed by ACM pursuant to the pre-existing management agreement between JAVELIN and ACM.

LIBOR	The London Interbank Offered Rate.
MBS
Mortgage backed securities. A security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and “passes through” the principal and interest to the security holders on a pro rata basis.

Merger	The merger of JMI Acquisition Corporation ("Acquisition") with and into JAVELIN on April 6, 2016.
MGCL	Maryland General Corporation Law
MRA	Master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions
Multi-Family MBS	MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
NYSE	New York Stock Exchange.
OTTI	Other than temporary impairment.
REIT
Real Estate Investment Trust. A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or income property.

Repurchase Program	ARMOUR's common stock repurchase program authorized by our Board.
Reverse Stock Split	The one-for-eight reverse stock split, which was effective July 31, 2015.
Sarbanes-Oxley Act
A U.S. federal law that set new or enhanced standards for all U.S. public company boards, management and public accounting firms. Section 302 requires senior management to certify the accuracy of the financial statements. Section 404 requires that management and auditors establish internal controls and reporting methods on the adequacy of those controls.

SEC	The Securities and Exchange Commission.
S&P 500	Standard and Poor's 500 Stock Index.
SOFR	Secured overnight funding rate. A measure of the cost of borrowing cash overnight collateralized by U.S. Treasury Securities.
TBA Agency Securities
Forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date.

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

TBA Drop Income
The discount associated with TBA Agency Securities contracts which reflects the expected interest income on the underlying deliverable Agency Securities, net of an implied financing cost, which would have been earned by the buyer if the TBA Agency Securities contract had settled on the next regular settlement date instead of the forward settlement date specified. TBA Drop Income is calculated as the difference between the forward settlement price of the TBA Agency Securities contract and the spot price of similar TBA Agency Securities contracts for regular settlement. The Company generally accounts for TBA Agency Securities contracts as derivatives and TBA Drop Income is included as part of the periodic changes in fair value of the TBA Agency Securities that the Company recognizes in the Other Income (Loss) section of its Consolidated Statement of Operations.

TRS	Taxable REIT subsidiary.
U.S.	United States.
1940 Act	The Investment Company Act of 1940.

Part IV

Item 15. Exhibits,  Financial Statement Schedules
ARMOUR Residential REIT, Inc.

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
3.4
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.3 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

3.5
Articles Supplementary of 7.875% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 12, 2013)

3.6
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc, effective July 31, 2015(Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015)

3.7
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc, effective July 31, 2015(Incorporated by reference to Exhibit 3.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015)

3.8
Articles Supplementary classifying additional shares of 7.875% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8–K filed with the SEC on August 31, 2017)

3.9
Articles Supplementary classifying additional shares of 7.875% Series B Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to ARMOUR’s Current Report on Form 8–K filed with the SEC on June 26, 2019)

3.10
Amended and Restated Bylaws of ARMOUR Residential REIT, Inc., as amended on October 28, 2014 (Incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2014)

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 †
4.2	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))

ARMOUR Residential REIT, Inc.
Exhibits,  Financial Statement Schedules (continued)

4.3
Specimen 7.875% Series B Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on February 12, 2013)

4.4
Specimen 7.00% Series C Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.3 to ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on January 28, 2020)

10.1
ARMOUR Residential REIT, Inc. Second Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on May 9, 2014) †††

10.2
Sixth Amended and Restated Management Agreement, dated and effective as of November 20, 2017, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8–K filed with the SEC on November 22, 2017)

10.3
First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.4
Equity Sales Agreement, dated February 15, 2019, by and among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, BUCKLER Securities LLC, JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8–K, filed by ARMOUR Residential REIT, Inc. with the SEC on February 15, 2019)

10.5
Equity Sales Agreement, dated June 24, 2019, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, BUCKLER Securities LLC and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8–K, filed by ARMOUR Residential REIT, Inc. with the SEC on June 26, 2019)

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

Item 16. Form 10-K Summary
ARMOUR Residential REIT, Inc.

None.

Index to Consolidated Financial Statements
ARMOUR Residential REIT, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes  (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment in Securities - Valuation - Refer to Notes 3 and 6 to the financial statements
Critical Audit Matter Description
Investments in residential mortgage backed securities issued or guaranteed by a United States Government-sponsored entity or a government agency are classified as available-for-sale and reported at their estimated fair value in the financial statements. The Company’s evaluation of investment impairment is performed at each reporting period or more frequently when economic or market concerns warrant such evaluation. An investment is impaired if the fair value of the investment is less than its cost, however, the impairment is considered to be other-than-temporary if there is (1) an intent to sell the securities, (2) a belief that it is more likely than not that there will be a requirement to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a determination that a credit loss exists.
Auditing management’s considerations and conclusions regarding intent in determining whether an other-than-temporary impairment exists involved especially subjective judgment, specifically the evaluation of the length of time securities have been in an unrealized loss position in determining whether to sell a position and whether sales of securities in an unrealized loss position were contemplated to maintain liquidity levels or to reposition the investment portfolio to achieve yield targets as part of management’s periodic portfolio adjustments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of management’s intent to sell the securities included the following, among others:

•	We tested the effectiveness of controls, which includes controls regarding management’s analysis of intent, over identifying whether an other-than-temporary impairment exists.

•
We inspected the population of available-for-sale securities that were in an unrealized loss position at the reporting date and performed an evaluation of whether an other-than-temporary impairment existed by considering:

◦	the nature of the underlying securities, which are all Agency MBS issued by issued by Ginnie Mae and government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

◦
management’s reasons behind their judgments, specifically, 1) the evaluation of the duration of the securities’ decline in fair value as part of management’s periodic portfolio review and 2) whether sales of securities in an unrealized loss position were contemplated to maintain liquidity levels or to reposition the investment portfolio to achieve yield targets.

•	We evaluated securities sales subsequent to the reporting period to determine if such sales contradicted our understanding of management’s intent.

/s/ Deloitte & Touche LLP

Miami, Florida
February 19, 2020

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Miami, Florida
February 19, 2020

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2019	December 31, 2018
Assets
Cash	$181,395	$221,668
Cash collateral posted to counterparties	91,771	10,531
Investments in securities, at fair value:
Agency Securities (including pledged securities of $11,188,502 at December 31, 2019 and $6,743,689 at December 31, 2018)	11,941,766	7,051,954
Credit Risk and Non-Agency Securities (including pledged securities of $810,549 at December 31, 2019 and $698,255 at December 31, 2018)	883,601	819,915
Interest-Only Securities	—	20,623
U.S. Treasury Securities (including pledged securities of $20,748 at December 31, 2018)	—	98,646
Derivatives, at fair value	24,751	111,913
Accrued interest receivable	35,085	22,505
Prepaid and other	9,051	1,855
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$13,272,420	$8,464,610
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$11,354,547	$7,037,651
Cash collateral posted by counterparties	14,958	97,213
Payable for unsettled purchases	358,712	166,052
Derivatives, at fair value	71,974	24,505
Accrued interest payable- repurchase agreements	31,932	10,268
Accounts payable and other accrued expenses	3,590	3,608
Total Liabilities	$11,835,713	$7,339,297

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
8.250% Series A Cumulative Preferred Stock; 0, and 2,181 issued and outstanding at December 31, 2019 and December 31, 2018, respectively ($54,514 aggregate liquidation preference)	—	2
7.875% Series B Cumulative Preferred Stock; 8,383 and 6,369 issued and outstanding at December 31, 2019 and December 31, 2018 ($209,584 and $159,232 aggregate liquidation preference, respectively)	8	6
Common stock, $0.001 par value, 125,000 shares authorized, 58,877 and 43,702 shares issued and outstanding at December 31, 2019 and December 31, 2018	59	44
Additional paid-in capital	3,054,604	2,752,376
Accumulated deficit	(1,973,437)	(1,583,245)
Accumulated other comprehensive income (loss)	355,473	(43,870)
Total Stockholders’ Equity	$1,436,707	$1,125,313
Total Liabilities and Stockholders’ Equity	$13,272,420	$8,464,610

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest Income:
Agency Securities, net of amortization of premium and fees	382,811	218,391	196,301
Credit Risk and Non-Agency Securities, including discount accretion	52,919	56,427	55,969
Interest-Only Securities	596	1,667	2,163
U.S. Treasury Securities	1,353	4,644	—
BUCKLER Subordinated loans	1,886	2,019	—
Total Interest Income	$439,565	$283,148	$254,433
Interest expense- repurchase agreements	(288,229)	(154,230)	(94,558)
Net Interest Income	$151,336	$128,918	$159,875
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	9,611	(152,950)	(8,486)
Other than temporary impairment of Agency Securities (reclassified from Other comprehensive income (loss))	—	(12,090)	(13,707)
Gain (loss) on Credit Risk and Non-Agency Securities	(24,396)	(27,266)	65,672
Gain (loss) on Interest-Only Securities	123	(1,007)	(2,966)
Gain (loss) on U.S. Treasury Securities	2,024	(6,365)	—
Subtotal	$(12,638)	$(199,678)	$40,513
Realized loss on derivatives (1)	(213,996)	(47,497)	(22,675)
Unrealized gain (loss) on derivatives	(136,127)	49,316	39,272
Subtotal	$(350,123)	$1,819	$16,597
Total Other Income (Loss)	$(362,761)	$(197,859)	$57,110
Expenses:
Management fees	29,571	27,246	26,582
Professional fees	2,808	4,978	4,578
Insurance	713	660	836
Compensation	3,889	3,774	2,298
Other	1,499	367	1,537
Total Expenses	$38,480	$37,025	$35,831
Net Income (Loss)	$(249,905)	$(105,966)	$181,154
Dividends on preferred stock	(15,634)	(17,032)	(15,880)
Net Income (Loss) available (related) to common stockholders	$(265,539)	$(122,998)	$165,274

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Net Income (Loss) per share available (related) to common stockholders (Note 12):
Basic	$(4.59)	$(2.92)	$4.22
Diluted	$(4.59)	$(2.92)	$4.17
Dividends declared per common share	$2.16	$2.28	$2.28
Weighted average common shares outstanding:
Basic	57,833	42,128	39,170
Diluted	57,833	42,128	39,642

(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see Note 8 to the consolidated financial statements.

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Income (Loss)	$(249,905)	$(105,966)	$181,154
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(9,611)	152,950	8,486
Reclassification adjustment for other than temporary impairment of available for sale Agency Securities	—	12,090	13,707
Net unrealized gain (loss) on available for sale Agency Securities	408,954	(188,799)	(13,170)
Other comprehensive income (loss)	$399,343	$(23,759)	$9,023
Total Comprehensive Income (Loss)	$149,438	$(129,725)	$190,177

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

	Preferred Stock				Common Stock
	8.250% Series A		7.875% Series B
	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2017	2,181	$2	5,650	$6	36,723	$37	$2,560,242	$(1,439,088)	$(29,134)	$1,092,065
Series A Preferred dividends	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	(11,382)	—	(11,382)
Common stock dividends	—	—	—	—	—	—	—	(89,409)	—	(89,409)
Issuance of Series B Preferred stock, net	—	—	612	—	—	—	14,968	—	—	14,968
Issuance of common stock, net	—	—	—	—	5,119	5	133,188	—	—	133,193
Stock based compensation, net of withholding requirements	—	—	—	—	35	—	937	—	—	937
Net Income	—	—	—	—	—	—	—	181,154	—	181,154
Other comprehensive income	—	—	—	—	—	—	—	—	9,023	9,023
Balance, December 31, 2017	2,181	$2	6,262	$6	41,877	$42	$2,709,335	$(1,363,223)	$(20,111)	$1,326,051
Series A Preferred dividends	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	(12,534)	—	(12,534)
Common stock dividends	—	—	—	—	—	—	—	(97,024)	—	(97,024)
Issuance of Series B Preferred stock, net	—	—	107	—	—	—	2,632	—	—	2,632
Issuance of common stock, net	—	—	—	—	1,723	2	38,012	—	—	38,014
Stock based compensation, net of withholding requirements	—	—	—	—	102	—	2,397		—	2,397
Net Loss	—	—	—	—	—	—	—	(105,966)	—	(105,966)
Other comprehensive loss	—	—	—	—	—	—	—	—	(23,759)	(23,759)
Balance, December 31, 2018	2,181	$2	6,369	$6	43,702	$44	$2,752,376	$(1,583,245)	$(43,870)	$1,125,313
Cumulative impact of adopting accounting standard ASU 2018-07	—	—	—	—	—	—	176	(176)	—	—
Adjusted Balance, January 1, 2019	2,181	2	6,369	6	43,702	44	2,752,552	(1,583,421)	(43,870)	1,125,313
Series A Preferred dividends	—	—	—	—	—	—	—	(2,249)	—	(2,249)
Series B Preferred dividends	—	—	—	—	—	—	—	(13,385)	—	(13,385)
Common stock dividends	—	—	—	—	—	—	—	(124,477)	—	(124,477)
Series A Preferred stock, called for redemption	(2,181)	(2)	—	—	—	—	(54,512)	—	—	(54,514)
Issuance of Series B Preferred stock, net	—	—	2,014	2	—	—	49,793	—	—	49,795
Issuance of common stock, net	—	—	—	—	16,064	16	321,844	—	—	321,860
Stock based compensation, net of withholding requirements	—	—	—	—	111	—	2,694		—	2,694
Common stock repurchased	—	—	—	—	(1,000)	(1)	(17,767)	—	—	(17,768)
Net Loss	—	—	—	—	—	—	—	(249,905)	—	(249,905)
Other comprehensive income	—	—	—	—	—	—	—	—	399,343	399,343
Balance, December 31, 2019	—	$—	8,383	$8	58,877	$59	$3,054,604	$(1,973,437)	$355,473	$1,436,707
 See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net Income (Loss)	$(249,905)	$(105,966)	$181,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of premium on Agency Securities	53,909	32,989	44,838
Accretion of net discount on Credit Risk and Non-Agency Securities	(2,956)	(2,946)	(3,866)
Net amortization of Interest-Only Securities	1,924	4,122	4,908
Net amortization of U.S. Treasury Securities	(362)	(1,066)	—
Realized (gain) loss on sale of Agency Securities	(9,611)	152,950	8,486
Other than temporary impairment of Agency Securities	—	12,090	13,707
(Gain) loss on Credit Risk and Non-Agency Securities	24,396	27,266	(65,672)
(Gain) loss on Interest-Only Securities	(123)	1,007	2,966
(Gain) loss on U.S. Treasury Securities	(2,024)	6,365	—
Stock based compensation	2,694	2,397	937
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(12,443)	(53)	(3,713)
Increase in prepaid and other assets	(1,690)	(255)	(100)
Change in derivatives, at fair value	134,631	(58,145)	(69,081)
Increase (decrease) in accrued interest payable- repurchase agreements	21,664	3,816	(482)
Increase (decrease) in accounts payable and other accrued expenses	(821)	652	(4,003)
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$(40,717)	$75,223	$110,079
Cash Flows From Investing Activities:
Purchases of Agency Securities	(8,937,989)	(4,816,961)	(5,813,389)
Purchases of Credit Risk and Non-Agency Securities	(138,767)	—	(8,224)
Purchases of U.S. Treasury Securities	(1,685,058)	(765,828)	—
Principal repayments of Agency Securities	1,701,406	691,934	775,181
Principal repayments of Credit Risk and Non-Agency Securities	53,641	33,837	145,731
Proceeds from sales of Agency Securities	2,894,339	4,496,015	4,012,398
Proceeds from sales of Credit Risk and Non-Agency Securities	—	97,758	8,372
Proceeds from sales of Interest-Only Securities	18,822	—	—
Proceeds from sales of U.S. Treasury Securities	1,786,090	661,883	—
Increase (decrease) in cash collateral posted by counterparties	(82,255)	67,620	25,819
Subordinated loan to BUCKLER	—	—	(105,000)
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$(4,389,771)	$466,258	$(959,112)

Cash Flows From Financing Activities:
Redemption of Series A Preferred stock, net of expenses	(54,514)	—	—
Issuance of Series B Preferred stock, net of expenses	44,289	2,632	14,815
Issuance of common stock, net of expenses	321,860	38,014	133,193
Proceeds from repurchase agreements	173,216,266	185,437,769	141,685,213
Principal repayments on repurchase agreements	(168,899,370)	(185,956,035)	(140,947,749)
Series A Preferred stock dividends paid	(2,249)	(4,498)	(4,498)
Series B Preferred stock dividends paid	(13,385)	(12,534)	(11,382)
Common stock dividends paid	(124,477)	(97,024)	(89,409)
Common stock repurchased	(16,965)	—	—
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$4,471,455	$(591,676)	$780,183
Net increase (decrease) in cash and cash collateral posted to counterparties	40,967	(50,195)	(68,850)
Cash and cash collateral posted to counterparties - beginning of year	232,199	282,394	351,244
Cash and cash collateral posted to counterparties - end of year	$273,166	$232,199	$282,394
Supplemental Disclosure:
Cash paid during the year for interest	$425,746	$252,393	$164,913
Non-Cash Investing Activities:
Payable for unsettled purchases	$358,712	$166,052	$—
Net unrealized gain (loss) on available for sale Agency Securities	$408,954	$(188,799)	$(13,170)
Non-Cash Financing Activities:
Amounts receivable for issuance of preferred stock	$5,506	$—	$153
Amounts payable for common stock repurchased	$(803)	$—	$—

See financial statement notes.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. References to "BUCKLER" are to BUCKLER Securities LLC, a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. ARMOUR owns a 10% equity interest in BUCKLER. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 9 - Commitments and Contingencies and Note 15 - Related Party Transactions for additional discussion). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

We invest in mortgage backed securities ("MBS"). Some MBS are issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. Other MBS in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency, may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, "Credit Risk and Non-Agency Securities"). From time to time we may also invest in Interest-Only Securities, U.S. Treasury Securities and money market instruments.

Note 2 - Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS (as defined below), including an assessment of whether other than temporary impairment (“OTTI”) exists, and derivative instruments.

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
Investments in Securities, at Fair Value

Our investments in securities are generally classified as either available for sale or trading securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

Available for Sale Securities represent investments that we intend to hold for extended periods of time and are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of the consolidated statements of comprehensive income (loss).

Trading Securities are reported at their estimated fair values with gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations.

Receivables and Payables for Unsettled Sales and Purchases

We account for purchases and sales of securities on the trade date, including purchases and sales for forward settlement. Receivables and payables for unsettled trades represent the agreed trade price multiplied by the outstanding balance of the securities at the balance sheet date.

Accrued Interest Receivable and Payable

Accrued interest receivable includes interest accrued between payment dates on securities and interest on unsettled sales of securities. Accrued interest payable includes interest on unsettled purchases of securities, interest on repurchase agreements and may, at certain times, contain interest payable on U.S. Treasury Securities sold short.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Repurchase Agreements

We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and short-term London Interbank Offered Rate ("LIBOR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2019 and December 31, 2018.

Derivatives, at Fair Value

We recognize all derivatives individually as either assets or liabilities at fair value on our consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income. These transactions include interest rate swap contracts, interest rate swaptions and basis swap contracts.

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
Impairment of Assets
We evaluate available for sale securities for OTTI at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment to be other than temporary if we (1) have the intent to sell the available for sale securities , (2) believe it is more likely than not that we will be required

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) or (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related available for sale securities .

Revenue Recognition

Available for Sale Securities - Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Purchase and sale transactions (including TBA Agency Securities) are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are reclassified into income from other comprehensive income and are determined using the specific identification method.

Trading Securities - Interest income on Credit Risk and Non-Agency Securities and Interest-Only Securities is recognized using the effective yield method over the life of the securities based on the future cash flows expected to be received. Future cash flow projections and related effective yields are determined for each security and updated quarterly. OTTI establishes a new cost basis in the security for purposes of calculating effective yields, are recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security. Interest income on U.S. Treasury Securities is recognized based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to changes in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Note 4 - Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board. Those not listed below were deemed to be either not applicable, are not expected to have a significant impact on our consolidated financial statements when adopted, or did not have a significant impact on our consolidated financial statements upon adoption.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Accounting Standard	Description

ASU 2018–07, Improvements to Non-employee Share –Based Payment Accounting (Topic 718)
The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The standard largely aligns the accounting for share–based payment awards issued to employees and non-employees. Equity–classified share–based payment awards issued to non-employees are measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date). The standard was applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The cumulative effective adjustment was recorded in our consolidated statement of stockholders' equity as of January 1, 2019, and did not have a material impact on the Company's financial condition or results of operations.

ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash
This standard was adopted in 2018, which resulted in the presentation of cash collateral posted to counterparties with cash on the consolidated statements of cash flows when reconciling the total beginning and ending amounts. Prior period results have been revised to conform to the current presentation.

ASU 2016-13, Financial Instruments–Credit Losses (Topic 326)
The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off–balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The standard is effective for fiscal years beginning after December 15, 2019. The adoption of the standard did not have a significant impact on the Company's Agency Securities as the contractual cash flows of these federal agency mortgage backed securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than their amortized cost. The Company does not intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases.

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

Agency Securities, Credit Risk and Non-Agency Securities, Interest-Only Securities and U.S. Treasury Securities:

Fair value for these securities are based on obtaining a valuation for each security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. U.S. Treasury Securities are classified as Level 1, as quoted unadjusted prices were available in active markets for identical assets.

Derivatives:

The fair values of our interest rate swap contracts, interest rate swaptions and basis swaps are valued using information provided by third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. Management compares the pricing information received to dealer quotes to ensure that the current market conditions are properly reflected. The fair values of our derivatives are classified as Level 2.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018.

December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$11,941,766	$—	$11,941,766
Credit Risk and Non-Agency Securities	$—	$883,601	$—	$883,601
Derivatives	$—	$24,751	$—	$24,751
Liabilities at Fair Value:
Derivatives	$—	$71,974	$—	$71,974

December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$7,051,954	$—	$7,051,954
Credit Risk and Non-Agency Securities	$—	$819,915	$—	$819,915
Interest-Only Securities	$—	$20,623	$—	$20,623
U.S. Treasury Securities	$98,646	$—	$—	$98,646
Derivatives	$—	$111,913	$—	$111,913
Liabilities at Fair Value:
Derivatives	$—	$24,505	$—	$24,505

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2019 or for the year ended December 31, 2018.

Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at December 31, 2019 and December 31, 2018.

Note 6 - Investment in Securities

As of December 31, 2019 and December 31, 2018, our securities portfolio consisted of $12,825,367 and $7,991,138 of investment securities, at fair value, respectively, and $1,006,280 and $933,420 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $(592) and $4,236, at December 31, 2019 and December 31, 2018, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets. See Note 8 for additional information. The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following tables summarize our investment in securities as of December 31, 2019 and December 31, 2018, excluding TBA Agency Securities. See Note 8 for additional information.

	Available for Sale Securities	Trading Securities
	Agency	Credit Risk and Non-Agency	Interest-Only	U.S. Treasuries	Totals
December 31, 2019
Beginning balance	$7,051,954	$819,915	$20,623	$98,646	$7,991,138
Purchases (1)	9,130,512	138,767	—	1,685,058	10,954,337
Proceeds from sales	(2,894,339)	—	(18,822)	(1,786,090)	(4,699,251)
Principal repayments	(1,701,406)	(53,641)	—	—	(1,755,047)
Gains (losses)	408,954	(24,396)	123	2,024	386,705
Amortization/accretion	(53,909)	2,956	(1,924)	362	(52,515)
Ending balance	$11,941,766	$883,601	$—	$—	$12,825,367
Percentage of Portfolio	93.11%	6.89%	—%	—%	100.00%

December 31, 2018
Beginning balance	$7,478,966	$975,830	$25,752	$—	$8,480,548
Purchases (1)	4,982,725	—	—	765,828	$5,748,553
Sales	(4,496,015)	(97,758)	—	(661,883)	$(5,255,656)
Principal Repayments	(691,934)	(33,837)	—	—	$(725,771)
Losses	(176,709)	(27,266)	(1,007)	(6,365)	$(211,347)
OTTI	(12,090)	—	—	—	$(12,090)
Amortization/accretion	(32,989)	2,946	(4,122)	1,066	$(33,099)
Ending balance	$7,051,954	$819,915	$20,623	$98,646	$7,991,138
Percentage of Portfolio	88.25%	10.26%	0.26%	1.23%	100.00%

(1)	Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Available for Sale Securities:

We evaluated our available for sale securities with unrealized losses at December 31, 2019, December 31, 2018 and December 31, 2017, to determine whether there was an OTTI. At those dates, we also considered whether we intended to sell available for sale securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling available for sale securities.

OTTI evaluation results:

•	No OTTI was recognized for the year ended December 31, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

•
During the first quarter of 2018, we recognized additional losses on Agency Securities, previously identified during 2017, totaling $(12,090) in our consolidated financial statements of operations. We determined that there was no OTTI of our remaining Agency Securities as of December 31, 2018

•
During the second quarter of 2017, we identified certain low yielding Agency Securities that we replaced with securities having more attractive returns as market conditions permitted. Accordingly, we recognized losses totaling $(13,707) in our consolidated financial statements of operations for the year ended December 31, 2017. We determined that there was no OTTI of our remaining Agency Securities as of December 31, 2017.

The table below presents the components of the carrying value and the unrealized gain or loss position of our Agency Securities at December 31, 2019 and December 31, 2018. Our Agency Securities had a weighted average coupon of 3.76% and 3.94% at December 31, 2019 and December 31, 2018.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2019
Total Fannie Mae	$8,779,331	$8,975,140	$(291)	$294,937	$9,269,786
Total Freddie Mac	2,522,870	2,587,512	(40)	61,323	2,648,795
Total Ginnie Mae	22,504	23,641	(461)	5	23,185
Total	$11,324,705	$11,586,293	$(792)	$356,265	$11,941,766

December 31, 2018
Total Fannie Mae	$5,200,450	$5,337,466	$(46,758)	$16,760	$5,307,468
Total Freddie Mac	1,362,771	1,417,313	(13,815)	657	1,404,155
Total Ginnie Mae	328,571	341,045	(722)	8	340,331
Total	$6,891,792	$7,095,824	$(61,295)	$17,425	$7,051,954

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019	$2,136	$(10)	$43,939	$(782)	$46,075	$(792)
December 31, 2018	$2,651,518	$(18,135)	$1,197,533	$(43,160)	$3,849,051	$(61,295)

Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. At December 31, 2019 we had investment related payables with respect to unsettled purchases of Agency Securities of $358,712. We did not have any investment related receivables

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

at December 31, 2019. At December 31, 2018, we had investment related payables with respect to unsettled purchases of Agency Securities of $166,052. We did not have any investment related receivables at December 31, 2018.

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the weighted average lives of our Agency Securities at December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$75	$77
≥ 1 year and < 3 years	22,237	22,254	25,841	26,264
≥ 3 years and < 5 years	6,542,389	6,365,623	1,334,663	1,331,577
≥ 5 years	5,377,140	5,198,416	5,691,375	5,737,906
Total Agency Securities	$11,941,766	$11,586,293	$7,051,954	$7,095,824

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at December 31, 2019 and December 31, 2018 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

Trading Securities:

Our Credit Risk Transfer securities are collaterized by residential mortgage loans meeting agency criteria. However, our securities principal and interest are not guaranteed by the agencies. Credit Risk Transfer securities include tranches issued since 2014. Our Non-Agency Securities are collaterized by residential mortgage loans not guaranteed by any agency and include legacy securities issued between 2005-2007.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The components of the carrying value of our Trading Securities at December 31, 2019 and December 31, 2018 are presented in the table below. We did not have any U.S. Treasury Securities or Interest-Only Securities at December 31, 2019.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2019
Credit Risk Transfer	$754,729	$751,940	$—	$52,024	$803,964
Non-Agency Securities	93,723	72,904	(3)	6,736	79,637
Total Credit Risk and Non-Agency Securities	$848,452	$824,844	$(3)	$58,760	$883,601

December 31, 2018
Credit Risk Transfer	$661,181	$653,681	$—	$76,303	$729,984
Non-Agency Securities	105,942	83,150	(13)	6,794	89,931
Total Credit Risk and Non-Agency Securities	$767,123	$736,831	$(13)	$83,097	$819,915
U.S. Treasury Securities	100,000	98,703	(57)	—	98,646
Interest-Only Securities	108,169	20,198	—	425	20,623
Total	$975,292	$855,732	$(70)	$83,522	$939,184

The following table presents the unrealized losses and estimated fair value of our Trading Securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Credit Risk and Non-Agency Securities	$362	$(3)	$—	$—	$362	$(3)

December 31, 2018
Credit Risk and Non-Agency Securities	$1,860	$(13)	$—	$—	$1,860	$(13)
U.S. Treasury Securities	$98,646	$(57)	$—	$—	$98,646	$(57)

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table summarizes the weighted average lives of our Trading Securities at December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$98,646	$98,703
≥ 1 year and < 3 years	389,883	369,600	—	—
≥ 3 years and < 5 years	407,656	375,030	201,811	183,025
≥ 5 years	86,062	80,214	638,727	574,004
Total	$883,601	$824,844	$939,184	$855,732

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at December 31, 2019 and December 31, 2018, in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

Note 7 - Repurchase Agreements

At December 31, 2019, we had MRAs with 49 counterparties and had $11,354,547 in outstanding borrowings with 25 of those counterparties. At December 31, 2018, we had MRAs with 48 counterparties and had $7,037,651 in outstanding borrowings with 23 of those counterparties.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2019 and December 31, 2018. No amounts below are subject to offsetting.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut (1)
December 31, 2019
Agency Securities
≤ 30 days	$10,241,137	2.56%	8	4.35%
> 30 days to ≤ 60 days	426,147	1.99%	34	4.61%
Total or Weighted Average	10,667,284	2.54%	9	4.36%

Credit Risk and Non-Agency Securities
≤ 30 days	687,263	2.45%	15	16.25%
Total or Weighted Average	$11,354,547	2.54%	9	5.16%

December 31, 2018
Agency Securities
≤ 30 days	$5,213,145	3.03%	10	4.25%
> 30 days to ≤ 60 days	1,243,678	2.60%	34	4.10%
Total or Weighted Average	6,456,823	2.95%	14	4.22%

Credit Risk and Non-Agency Securities
≤ 30 days	580,828	3.23%	14	17.79%
Total or Weighted Average	$7,037,651	2.97%	14	5.48%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

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

At December 31, 2019 and December 31, 2018, BUCKLER accounted for 45.0% and 49.8%, respectively, of our aggregate borrowings and had an amount at risk of 14.8% and 13.0%, respectively, of our total stockholders' equity with a weighted average maturity of 7 days and 14 days, respectively, on repurchase agreements (See Note 15 - Related Party Transactions).

In addition, at December 31, 2019, we had 2 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 12.7% of our repurchase agreement borrowings outstanding at December 31, 2019. At December 31,

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

2018, we had 1 repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for 6.8% of our repurchase agreement borrowings at December 31, 2018.

Note 8 - Derivatives

We enter into derivative transactions to manage our interest rate risk and agency mortgage rate exposures. We have agreements with our derivative counterparties that provide for the posting of collateral based on the fair values of our derivatives. Through this margin process, either we or our counterparties may be required to pledge cash or securities as collateral. Collateral requirements vary by counterparty and change over time based on the fair value, notional amount and remaining term of the contracts. Certain contracts provide for cross collateralization and cross default with repurchase agreements and other contracts with the same counterparty.

Interest rate swap contracts are designed to lock in funding costs for repurchase agreements associated with our assets in such a way to help assure the realization of net interest margins. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg. Basis swap contracts allow us to exchange one floating interest rate basis for another, thereby allowing us to diversify our floating rate basis exposures.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2019 and December 31, 2018.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2019
Interest rate swap contracts	$23,659	$(70,290)	$83,066	$36,435
TBA Agency Securities	1,092	(1,092)	—	—
Totals	$24,751	$(71,382)	$83,066	$36,435

December 31, 2018
Interest rate swap contracts	$107,677	$(24,505)	$(82,838)	$334
TBA Agency Securities	4,236	—	(2,593)	1,643
Totals	$111,913	$(24,505)	$(85,431)	$1,977

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2019
Interest rate swap contracts	$(70,290)	$70,290	$—	$—
TBA Agency Securities	(1,684)	1,092	377	(215)
Totals	$(71,974)	$71,382	$377	$(215)

December 31, 2018
Interest rate swap contracts	$(24,505)	$24,505	$—	$—
Totals	$(24,505)	$24,505	$—	$—

(1)	See Note 5, “Fair Value of Financial Instruments” for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

		Income (Loss) Recognized
		For the Years Ended
Derivatives	Location on consolidated statements of operations	December 31, 2019	December 31, 2018	December 31, 2017
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$(237,725)	2,655	990
Interest income	Realized loss on derivatives	187,899	124,714	50,464
Interest expense	Realized loss on derivatives	(162,529)	(124,241)	(83,797)
Changes in fair value	Unrealized gain (loss) on derivatives	(132,303)	43,755	39,388
		$(344,658)	46,883	$7,045
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	(1,641)	(50,625)	9,668
Changes in fair value	Unrealized gain (loss) on derivatives	(3,824)	5,561	(116)
		$(5,465)	(45,064)	9,552
Totals		$(350,123)	1,819	16,597

    The following tables present information about our derivatives at December 31, 2019 and December 31, 2018.

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
December 31, 2019
< 3 years	$2,750,000	19	1.66%
≥ 3 years and < 5 years	2,850,000	47	1.84%
≥ 5 years and < 7 years	1,200,000	83	1.86%
≥ 7 years and < 10 years	1,175,000	118	1.54%
Total or Weighted Average (2)	$7,975,000	53	1.74%

December 31, 2018
< 3 years	$2,225,000	20	1.67%
≥ 3 years and < 5 years	1,725,000	54	1.95%
≥ 5 years and < 7 years	925,000	69	2.06%
≥ 7 years and < 10 years	2,475,000	104	2.25%
Total or Weighted Average	$7,350,000	62	1.98%

(1)	Pay Fixed/Receive Variable

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

(2)
Of this amount, $1,025,000 notional are LIBOR based swaps, the last of which matures in 2023; $375,000 notional are SOFR based swaps, the last of which matures in 2024; and $6,575,000 notional are Fed Funds based swaps, the last of which matures in 2029

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2019
15 Year Long
3.0%	$500,000	$511,055	$511,885
30 Year Long
2.5%	500,000	494,813	494,395
Total (1)	$1,000,000	$1,005,868	$1,006,280

December 31, 2018
30 Year Long
4.5%	$500,000	$514,270	$517,123
5.0%	400,000	414,914	416,297
Total	$900,000	$929,184	$933,420

(1)	$1,000,000 notional are forward settling.

Note 9 - Commitments and Contingencies

Management

The Company is managed by ACM, pursuant to management agreements (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive a management fee payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th  of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2019, December 31, 2018 and December 31, 2017, the effective ARMOUR management fee was 1.00%, 1.03% and 1.04% based on gross equity raised of $2,965,163, $2,658,969 and $2,618,020, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2019 and December 31, 2018.

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

Note 10 - Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2019, there were 1,131 shares available for future issuance under the Plan. In January 2020, we granted 310 RSU's to ACM and 144 RSU's to the Board, leaving 677 shares available for future issuance.

Activity related to awards for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 are summarized below:

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	December 31, 2019		December 31, 2018		December 31, 2017
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	360	$24.82	472	$24.82	32	$39.80
Granted (1)	6	$18.71	—	$—	472	$24.82
Vested	(119)	$18.05	(112)	$22.70	(32)	$39.80
Unvested RSU Awards Outstanding end of period	247	$24.82	360	$24.82	472	$24.82

(1)	On July 24, 2019, we granted newly appointed Board member, 6 RSU shares under the Plan, these shares fully vested on November 20, 2019.

At December 31, 2019, there was approximately $6,150 of unvested stock based compensation related to the Awards (based on a weighted average grant date price of $24.82 per share), that we expect to recognize as an expense over the remaining average service period of 2.9 years. Our policy is to account for forfeitures as they occur. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, or a combination of common stock and cash at the option of the director.

Note 11 - Stockholders' Equity

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Preferred Stock

At December 31, 2019 and December 31, 2018, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 24, 2019, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland (the “Department”) to designate 10,320 shares of the Company’s authorized preferred stock, par value $0.001 per share, as additional shares of 7.875% Series B Preferred Stock, thereby increasing the aggregate number of shares of preferred stock designated as Series B Preferred Stock to 17,970 shares. At December 31, 2019, a total of 32,030 shares of our authorized preferred stock remained available for designation as future series. On January 28, 2020, we filed Articles Supplementary with the Department to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein.

Series B Cumulative Preferred Stock - Called for redemption, (February 27, 2020) “Series B Preferred Stock”

On January 24, 2020, the Company mailed a notice of full redemption (the “Notice”) of all 8,383 issued and outstanding shares of its Series B Preferred Stock ($25.00 liquidation preference per share, CUSIP 042315408) to the holders of record of its Series B Preferred Stock as of January 13, 2020. Pursuant to the redemption, each share of Series B Preferred Stock will be canceled and represent solely the right to receive cash in the amount of $25.00 per share of Series B Preferred Stock on February 27, 2020. Pursuant to the terms of the Series B Preferred Stock, holders of record of the Series B Preferred Stock on February 15, 2020 will be entitled to receive the full monthly dividend of $0.16 per outstanding share of Series B Preferred Stock for February, which will be the final dividend and will be paid in the regular course of business on February 27, 2020.

At December 31, 2019 and December 31, 2018, we had 8,383 and 6,369 shares of Series B Preferred Stock, respectively, issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $209,584 and $159,232, respectively, in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 9,587 at December 31, 2019. At December 31, 2019 and December 31, 2018, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends exclusively at our option commencing on February 12, 2018 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT). The Series B Preferred Stock is senior to our common stock and rank on parity with the Series A Preferred Stock. In the event of liquidation, dissolution or winding up, the Series B Preferred Stock will receive a liquidation preference of $25.00 per share plus accumulated and unpaid dividends before distributions are paid to holders of our common stock, with no right or claim to any of our remaining assets thereafter. The Series B Preferred Stock generally does not have voting rights, except if we fail to pay dividends on the Series B Preferred Stock for eighteen months, whether or not consecutive. Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Board, until all unpaid dividends have been paid or declared and set aside for payment. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with a change of control by the holders of Series B Preferred Stock.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

On June 24, 2019, we entered into an Equity Sales Agreement (the “Preferred B ATM Sales Agreement”) with BUCKLER, and B. Riley FBR, Inc. ("FBR"), as sales agents, relating to an "at-the-market" offering program for our Series B Preferred Stock. In accordance with the terms of the Preferred B ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 9,000 shares of our Series B Preferred Stock. During the year ended December 31, 2019, we sold 1,914 shares under this agreement for proceeds of $47,306, net of issuance costs and commissions of approximately $689.

Also on June 24, 2019, we adopted a 2019 Series B Preferred Stock Dividend Reinvestment and Stock Purchase Plan (the “2019 Plan”) relating to the offer and sale of up to 2,500 shares of our Series B Preferred Stock pursuant to the terms of the 2019 Plan (the “DRIP Offering”). The 2019 Plan permits (i) current holders of our Series B Preferred Stock to reinvest all or a portion of the cash dividends on their shares of Series B Preferred Stock into shares of Series B Preferred Stock and to separately purchase additional shares of Series B Preferred Stock and (ii) other interested investors to purchase shares of Series B Preferred Stock. During the year ended December 31, 2019, we issued sixteen shares under the DRIP Offering.

Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"

On January 23, 2020, the Company and ACM, entered into an Underwriting Agreement (the “Underwriting Agreement”) with B. Riley FBR, Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), including, but not limited to, BUCKLER, with respect to (i) the sale by the Company of 3,000 shares (the “Firm Shares”) of the Company’s new 7.00% Series C Preferred Stock ($25.00 liquidation preference per share), $0.001 par value, to the Underwriters with an offering price to the public of $25.00 per share, and (ii) the grant by the Company to the Underwriters of an option to purchase all or part of 450 additional shares of the Series C Preferred Stock during the 30-day period following the execution of the Underwriting Agreement with the same offering price per share to the public to cover over-allotments. On January 24, 2020, the Underwriters exercised the Option to purchase all of the Option Shares. On January 28, 2020, the Company completed the sale of the Shares for total gross proceeds of approximately $86,250 before deduction of underwriting discounts and commissions and offering expenses payable by the Company.

On January 29, 2020, the Company entered into an Equity Sales Agreement with B. Riley FBR, Inc. and BUCKLER, as sales agents (individually and collectively, the “Agents’), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one of more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Equity Sales Agreement relates to a proposed “at-the-market” offering. The Company intends to use the net proceeds from the offering as a portion of the funds used to redeem 100% of the outstanding Series B Preferred Stock as described above.

Common Stock

At December 31, 2019 and December 31, 2018, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 58,877 shares of common stock issued and outstanding at December 31, 2019 and 43,702 shares of common stock issued and outstanding at December 31, 2018.

On May 26, 2017, we entered into an ATM Equity Offering Sales Agreement (the “Common stock ATM Sales Agreement”) relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we could offer and sell over a period of time and from time to time, up to 5,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement related to a proposed "at-the-market" offering program. On October 2, 2017, the Sales Agreement was amended and on February 16, 2019 the agreement was terminated. For the year ended December 31, 2019, we sold 884 shares under this agreement. Proceeds from the sale of the 884 shares were $18,540, net of issuance costs of approximately $263.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 7,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the agreement, we will pay the agent designated to sell our shares, an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. We did not sell any shares or pay any fees under this agreement during the year ended December 31, 2019.

See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.

Common Stock Repurchased

At December 31, 2018, there were 1,874 authorized shares remaining under our common stock repurchase program (the “Repurchase Program”). On June 4, 2019, the Board increased the repurchase authorization under the Repurchase Program to 9,000 shares. From April 1, 2019 to June 3, 2019, we repurchased 250 common shares and during the period from June 4, 2019 to December 31, 2019 we repurchased 750 common shares. At December 31, 2019, there were 8,250 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Equity Capital Raising Activities

The following tables present our equity transactions for the years ended December 31, 2019 , December 31, 2018 and December 31, 2017.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
December 31, 2019
Preferred B ATM Sales Agreement	June 6, 2019-June 19, 2019	100	$24.81	$2,489
Preferred B ATM Sales Agreement	June 25, 2019-December 31, 2019	1,914	$24.74	$47,306
Common Stock ATM Sales Agreement	January 4, 2019-January 11, 2019	884	$20.98	$18,540
January Public Offering	January 17, 2019	6,900	$20.00	$137,946
February Public Offering	February 22, 2019-February 27, 2019	8,280	$19.98	$165,374
Common stock repurchases	May 31, 2019-December 31, 2019	(1,000)	$17.77	$(17,768)

December 31, 2018
Series B Preferred equity distribution agreement	January 2, 2018-January 26, 2018	107	$24.62	$2,632
DRIP	August 21, 2018-December 10, 2018	840	$22.61	$19,001
Common stock ATM Sales Agreement	December 11, 2018-December 19, 2018	883	$21.53	$19,013

December 31, 2017
Series B Preferred ATM Sales Agreement	August 31, 2017-December 30, 2017	612	$24.44	$14,968
Common stock follow-on public offering	June 30, 2017	4,500	$25.96	$116,693
DRIP	September 12, 2017-October 6, 2017	619	$26.44	$16,500

(1)	Weighted average price

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Dividends

The following table presents our Series A Preferred Stock dividend transactions prior to full redemption for the year ended December 31, 2019. The table below does not include the final dividend amount of $375 that was paid on July 29, 2019 to holders of record on July 15, 2019. This amount was recorded in other expense in our consolidated statements of operations.

2019 Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.17	$374.8
February 15, 2019	February 27, 2019	$0.17	374.8
March 15, 2019	March 27, 2019	$0.17	374.8
April 15, 2019	April 29, 2019	$0.17	374.8
May 15, 2019	May 28, 2019	$0.17	374.8
June 15, 2019	June 27, 2019	$0.17	374.8
Total dividends paid			$2,249

The following tables present our Series A Preferred Stock dividend transactions for the years ended December 31, 2018 and December 31, 2017.

2018 Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.17	$374.8
February 15, 2018	February 27, 2018	$0.17	374.8
March 15, 2018	March 27, 2018	$0.17	374.8
April 15, 2018	April 27, 2018	$0.17	374.8
May 15, 2018	May 29, 2018	$0.17	374.8
June 15, 2018	June 27, 2018	$0.17	374.8
July 15, 2018	July 27, 2018	$0.17	374.8
August 15, 2018	August 27, 2018	$0.17	374.8
September 15, 2018	September 27, 2018	$0.17	374.8
October 15, 2018	October 29, 2018	$0.17	374.8
November 15, 2018	November 27, 2018	$0.17	374.8
December 15, 2018	December 27, 2018	$0.17	374.8
Total dividends paid			$4,498

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

2017 Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.17	$374.8
February 15, 2017	February 27, 2017	$0.17	374.8
March 15, 2017	March 27, 2017	$0.17	374.8
April 15, 2017	April 27, 2017	$0.17	374.8
May 15, 2017	May 30, 2017	$0.17	374.8
June 15, 2017	June 27, 2017	$0.17	374.8
July 15, 2017	July 27, 2017	$0.17	374.8
August 15, 2017	August 28, 2017	$0.17	374.8
September 15, 2017	September 27, 2017	$0.17	374.8
October 15, 2017	October 27, 2017	$0.17	374.8
November 15, 2017	November 27, 2017	$0.17	374.8
December 15, 2017	December 27, 2017	$0.17	374.8
Total dividends paid			$4,498

The following tables present our Series B Preferred Stock dividend transactions for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

2019 Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.16	$1,045
February 15, 2019	February 27, 2019	$0.16	1,045
March 15, 2019	March 27, 2019	$0.16	1,045
April 15, 2019	April 29, 2019	$0.16	1,045
May 15, 2019	May 28, 2019	$0.16	1,045
June 15, 2019	June 27, 2019	$0.16	1,059
July 15, 2019	July 29, 2019	$0.16	1,100
August 15, 2019	August 27, 2019	$0.16	1,142
September 15, 2019	September 27, 2019	$0.16	1,168
October 15, 2019	October 28, 2019	$0.16	1,190
November 15, 2019	November 27, 2019	$0.16	1,210
December 15, 2019	December 27, 2019	$0.16	1,291
Total dividends paid			$13,385

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

2018 Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.16	$1,039
February 15, 2018	February 27, 2018	$0.16	1,045
March 15, 2018	March 27, 2018	$0.16	1,045
April 15, 2018	April 27, 2018	$0.16	1,045
May 15, 2018	May 29, 2018	$0.16	1,045
June 15, 2018	June 27, 2018	$0.16	1,045
July 15, 2018	July 27, 2018	$0.16	1,045
August 15, 2018	August 27, 2018	$0.16	1,045
September 15, 2018	September 27, 2018	$0.16	1,045
October 15, 2018	October 29, 2018	$0.16	1,045
November 15, 2018	November 27, 2018	$0.16	1,045
December 15, 2018	December 27, 2018	$0.16	1,045
Total dividends paid			$12,534

2017 Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2017	January 27, 2017	$0.16	$927
February 15, 2017	February 27, 2017	$0.16	927
March 15, 2017	March 27, 2017	$0.16	927
April 15, 2017	April 27, 2017	$0.16	927
May 15, 2017	May 30, 2017	$0.16	927
June 15, 2017	June 27, 2017	$0.16	927
July 15, 2017	July 27, 2017	$0.16	927
August 15, 2017	August 28, 2017	$0.16	927
September 15, 2017	September 27, 2017	$0.16	962
October 15, 2017	October 27, 2017	$0.16	987
November 15, 2017	November 27, 2017	$0.16	998
December 15, 2017	December 27, 2017	$0.16	1,019
Total dividends paid			$11,382

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following tables present our common stock dividend transactions for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

2019 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.19	$8,540
February 15, 2019	February 28, 2019	$0.19	9,851
March 15, 2019	March 27, 2019	$0.19	11,423
April 15, 2019	April 29, 2019	$0.19	11,424
May 15, 2019	May 28, 2019	$0.19	11,424
June 17, 2019	June 27, 2019	$0.19	11,350
July 16, 2019	July 29, 2019	$0.17	10,114
August 15, 2019	August 27, 2019	$0.17	10,099
September 16, 2019	September 27, 2019	$0.17	10,075
October 15, 2019	October 28, 2019	$0.17	10,059
November 15, 2019	November 27, 2019	$0.17	10,059
December 16, 2019	December 27, 2019	$0.17	10,059
Total dividends paid			$124,477

2018 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2018	January 29, 2018	$0.19	$8,046
February 15, 2018	February 27, 2018	$0.19	8,046
March 15, 2018	March 28, 2018	$0.19	8,045
April 13, 2018	April 27, 2018	$0.19	8,046
May 15, 2018	May 30, 2018	$0.19	8,046
June 15, 2018	June 28, 2018	$0.19	8,045
July 16, 2018	July 27, 2018	$0.19	8,045
August 15, 2018	August 28, 2018	$0.19	8,045
September 17, 2018	September 27, 2018	$0.19	8,117
October 15, 2018	October 29, 2018	$0.19	8,118
November 15, 2018	November 27, 2018	$0.19	8,118
December 17, 2018	December 27, 2018	$0.19	8,307
Total dividends paid			$97,024

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

2017 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2017	January 30, 2017	$0.19	$6,984
February 15, 2017	February 27, 2017	$0.19	6,984
March 15, 2017	March 30, 2017	$0.19	6,983
April 17, 2017	April 28, 2017	$0.19	6,984
May 15, 2017	May 30, 2017	$0.19	6,984
June 15, 2017	June 29, 2017	$0.19	6,983
July 17, 2017	July 27, 2017	$0.19	7,839
August 15, 2017	August 28, 2017	$0.19	7,839
September 15, 2017	September 28, 2017	$0.19	7,870
October 16, 2017	October 27, 2017	$0.19	7,956
November 15, 2017	November 27, 2017	$0.19	7,957
December 15, 2017	December 28, 2017	$0.19	8,046
Total dividends paid			$89,409

Note 12 - Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Income (Loss)	$(249,905)	$(105,966)	$181,154
Less: Preferred dividends	(15,634)	(17,032)	(15,880)
Net Income (Loss) available (related) to common stockholders	$(265,539)	$(122,998)	$165,274

Weighted average common shares outstanding – basic	57,833	42,128	39,170
Add: Effect of dilutive non-vested awards, assumed vested	—	—	472
Weighted average common shares outstanding – diluted	57,833	42,128	39,642

Note 13 - Comprehensive Income (Loss) per Common Share

The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Comprehensive Income (Loss)	$149,438	$(129,725)	$190,177
Less: Preferred dividends	(15,634)	(17,032)	(15,880)
Comprehensive Income (Loss) available (related) to common stockholders	$133,804	$(146,757)	$174,297
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$2.31	$(3.48)	$4.45
Diluted	$2.30	$(3.48)	$4.40
Weighted average common shares outstanding:
Basic	57,833	42,128	39,170
Add: Effect of dilutive non-vested awards, assumed vested	247	—	472
Diluted	58,080	42,128	39,642

Note 14 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
GAAP net income (loss)	$(249,905)	$(105,966)	$181,154
Book to tax differences:
TRS income	(147)	(265)	—
Premium amortization expense	—	(1,132)	(468)
Credit Risk and Non-Agency Securities	24,459	26,509	(68,505)
Interest-Only Securities	85	318	1,216
U.S. Treasury Securities	(2,024)	6,365	—
Changes in interest rate contracts	375,493	(1,346)	(49,930)
(Gain) Loss on sales of Agency Securities	(9,611)	152,950	8,486
Other than temporary loss on Agency Securities	—	12,090	13,707
Amortization of deferred hedging costs	(69,302)	(56,378)	(59,930)
Series A Cumulative Preferred Stock dividend- Called for redemption	375	—	—
Other	18	16	15
Estimated taxable income	$69,441	$33,161	$25,745

Interest rate contracts are treated as hedging transactions for U. S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income.

Net capital losses realized	Amount	Available to offset capital gains though
2015	(5,182)	2020
2016	(31,204)	2021
2017	(7,375)	2022
2018	(216,634)	2023

The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income. During the year ended December 31, 2019, we recorded $25 of income tax expense attributable to our TRS.

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2019, by approximately $818, or approximately $0.01 per common share (based on the 58,877 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $140,486 (including the final dividend on the Series A Preferred Stock, called for redemption of $375 paid on July 29, 2019 to holders of record on July 15, 2019), $114,056 and $105,289 for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. Our estimated REIT taxable income available for distribution as dividends was $69,441, $33,161 and $25,745 for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 56.8% in 2019, 83.2% in 2018 and 89.0% in 2017.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 - Related Party Transactions

ACM

Management:

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2024 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. The JAVELIN management agreement renewed on October 5, 2017, for a one-year period, with the base management fee thereunder reduced to one dollar for the entirety of the renewal term. It will automatically renew for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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
In accordance with the ARMOUR management agreement, we incurred $29,513, $27,190 and $26,518 in management fees for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. In accordance with the JAVELIN management agreement, we paid management fees of one dollar for the years ended December 31, 2019 and December 31, 2018 and $1,718 for the year ended December 31, 2017, respectively.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017 we reimbursed ACM $114, $206 and $764, respectively for other expenses incurred on our behalf. At December 31, 2019, we had a receivable of $552 due from ACM. In 2013 and 2017, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that vest over 5 years. In November 2017, we elected to grant restricted stock unit awards to the Board. We recognized stock based compensation expense of $348, $436 and $339 for the years ended, December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $381 at December 31, 2019 and $113 at December 31, 2018 reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company, must approve in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. To date, we have received $767, of which $258 was received subsequent to December

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

31, 2019, from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2020. See Note 11 - Stockholders' Equity for discussion of equity transactions with BUCKLER.

We previously entered into three subordinated loan agreements with BUCKLER, totaling $105,000 . On March 18, 2019, these three subordinated loan agreements were consolidated into one loan of $105,000, maturing on April 1, 2022, with automatic renewals. BUCKLER may, at its option after obtaining the approval of the Financial Industry Regulatory Authority, repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company earned $1,886, $2,019 and $280 in interest on this loan.

The table below summarizes other transactions with BUCKLER for the years ended December 31, 2019 and December 31, 2018.

Transactions with BUCKLER	December 31, 2019	December 31, 2018
Repurchase agreements (1)	$5,107,101	$3,503,750
Interest on repurchase agreements	$120,090	$67,156
Collateral posted on repurchase agreements	$5,341,487	$3,652,899
U.S. Treasury Securities Purchased	$—	$815,765
U.S. Treasury Securities Sold	$—	$563,258

(1)	See also Note 7, Repurchase Agreements for transactions with BUCKLER.

Note 16 - Subsequent Events

7.875% Series B Preferred Stock - Called for redemption

On January 24, 2020, the Company mailed a notice of full redemption (the “Notice”) of all 8,383 issued and outstanding shares of its Series B Preferred Stock ($25.00 liquidation preference per share, CUSIP 042315408) to the holders of record of its Series B Preferred Stock as of January 13, 2020. See Note 11 for additional information.

On January 27, 2020, a cash dividend of $0.16 per outstanding share of Series B Preferred Stock, or $1,375 in the aggregate, was paid to holders of record on January 15, 2020. Pursuant to the terms of the Series B Preferred Stock, holders of record of the Series B Preferred Stock on February 15, 2020, will be entitled to receive the full monthly dividend of $0.16 per outstanding share of Series B Preferred Stock for February, which will be the final dividend and will be paid in the regular course of business on February 27, 2020.

Series C Preferred Stock

Between January 23, 2020 and February 14, 2020, we issued 1,200 shares for proceeds of $29,853, net of issuance costs and commissions of approximately $327. See Note 11 for additional information. We also declared a cash dividend of $0.15 per outstanding share of Series C Preferred Stock, payable February 27, 2020 and March 27, 2020 to holders of record on February 15, 2020 and March 15, 2020, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Common Stock

On January 30, 2020, a cash dividend of $0.17 per outstanding common share, or $10,126 in the aggregate, was paid to holders of record on January 15, 2020. We have also declared cash dividends of $0.17 per outstanding common share payable February 27, 2020 to holders of record on February 14, 2020 and payable March 27, 2020 to holders of record on March 16, 2020.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 17 - Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Agency Securities, net of amortization of premium and fees	$79,832	$113,438	$102,134	$87,407
Credit Risk and Non-Agency Securities, including discount accretion	13,592	13,383	13,158	12,785
Interest-Only Securities	345	251	—	—
U.S. Treasury Securities	482	744	128	—
BUCKLER Subordinated loans	539	544	479	324
Interest expense- repurchase agreements	(60,978)	(87,504)	(80,293)	(59,454)
Net Interest Income	$33,812	$40,856	$35,606	$41,062
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(2,910)	(44)	4,569	7,996
Gain (Loss) on Credit Risk and Non-Agency Securities	496	(17,699)	(8,842)	1,650
Gain (Loss) on Interest-Only Securities	(368)	490	—	—
Gain (loss) U.S. Treasury Securities	(693)	3,453	(736)	—
Realized gain (loss) on derivatives (1)	(22,131)	(92,990)	(85,076)	(13,799)
Unrealized gain (loss) on derivatives	(113,067)	(107,304)	3,845	80,399
Expenses	(9,520)	(10,012)	(10,321)	(8,627)
Net Income (Loss)	$(114,381)	$(183,250)	$(60,955)	$108,681
Dividends declared on preferred stock	(4,259)	(4,274)	(3,410)	(3,691)
Net Income (Loss) available (related) to common stockholders	$(118,640)	$(187,524)	$(64,365)	104,990
Net income (loss) available (related) per share to common stockholders – Basic	$(2.21)	$(3.14)	$(1.09)	$1.78
Net income (loss) available (related) per share to common stockholders – Diluted	$(2.21)	$(3.14)	$(1.09)	$1.78
Dividends declared per common share	$0.57	$0.57	$0.51	$0.51
Weighted average common shares outstanding – Basic	53,630	59,654	59,077	58,902
Weighted average common shares outstanding – Diluted	53,630	59,654	59,077	59,149

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Agency Securities, net of amortization of premium and fees	$52,253	$47,809	$56,787	$61,542
Credit Risk and Non-Agency Securities, including discount accretion	14,006	14,330	14,573	13,518
Interest-Only Securities	442	417	413	395
U.S. Treasury Securities	844	2,805	404	591
BUCKLER Subordinated loans	624	430	457	508
Interest expense- repurchase agreements	(32,018)	(35,706)	(40,359)	(46,147)
Net Interest Income	$36,151	$30,085	$32,275	$30,407
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(32,603)	(25,316)	(31,136)	(63,895)
OTTI of Agency Securities	(12,090)	—	—	—
Gain (Loss) on Credit Risk and Non-Agency Securities	1,283	(3,234)	(2,115)	(23,200)
Gain (Loss) on Interest-Only Securities	298	(450)	210	(1,065)
Gain (loss) U.S. Treasury Securities	2,576	(8,884)	(84)	27
Realized gain (loss) on derivatives (1)	(38,604)	(14,341)	3,739	1,709
Unrealized gain (loss) on derivatives	97,201	45,054	54,169	(147,108)
Expenses	(9,465)	(9,352)	(9,354)	(8,854)
Net Income (Loss)	$44,747	$13,562	$47,704	$(211,979)
Dividends declared on preferred stock	(4,253)	(4,259)	(4,259)	(4,261)
Net Income (Loss) available (related) to common stockholders	$40,494	$9,303	$43,445	$(216,240)
Net income (loss) available (related) per share to common stockholders – Basic	$0.97	$0.22	$1.03	$(5.07)
Net income (loss) available (related) per share to common stockholders – Diluted	$0.96	$0.22	$1.02	$(5.07)
Dividends declared per common share	$0.57	$0.57	$0.57	$0.57
Weighted average common shares outstanding – Basic	41,887	41,912	42,047	42,656
Weighted average common shares outstanding – Diluted	42,331	42,328	42,435	42,656

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

II-1
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2020	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Head of Risk Management and Co-Vice Chairman	February 19, 2020
Scott J. Ulm	(Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman	February 19, 2020
Jeffrey J. Zimmer	(Principal Executive Officer)

/s/ James R. Mountain	Chief Financial Officer and Secretary	February 19, 2020
James R. Mountain	(Principal Financial Officer)

/s/ Gordon M. Harper	VP Finance, Controller and Treasurer	February 19, 2020
Gordon M. Harper	(Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman of the Board of Directors	February 18, 2020
Daniel C. Staton

/s/ Marc H. Bell	Director	February 18, 2020
Marc H. Bell

/s/ Z. Jamie Behar	Director	February 18, 2020
Z. Jamie Behar

/s/ Carolyn Downey	Director	February 18, 2020
Carolyn Downey

/s/ Thomas K. Guba	Director	February 18, 2020
Thomas K. Guba

/s/ Robert C. Hain	Director	February 18, 2020
Robert C. Hain

/s/ John P. Hollihan, III	Director	February 18, 2020
John P. Hollihan, III

/s/ Stewart J. Paperin	Director	February 18, 2020
Stewart J. Paperin