Form 10-Q
period 2020-03-31
Armour Residential REIT, Inc.
filed 2020-05-01
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of April 30, 2020 was 64,586,296.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2020	December 31, 2019
Assets
Cash	$333,884	$181,395
Cash collateral posted to counterparties	350,348	91,771
Investments in securities, at fair value
Agency Securities (including pledged securities of $2,764,806 at March 31, 2020 and $11,188,502 at December 31, 2019, net of allowance for credit losses of $1,012 at March 31, 2020)	2,786,962	11,941,766
Credit Risk and Non-Agency Securities (including pledged securities of $761,537 at March 31, 2020 and $810,549 at December 31, 2019)	765,553	883,601
Receivable for unsettled sales (including pledged securities of $220,543 at March 31, 2020)	688,183	—
Derivatives, at fair value	24,099	24,751
Accrued interest receivable	9,545	35,085
Prepaid and other	1,605	9,051
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$5,065,179	$13,272,420
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$3,465,472	$11,354,547
Cash collateral posted by counterparties	130,297	14,958
Payable for unsettled purchases	470,441	358,712
Derivatives, at fair value	200,275	71,974
Accrued interest payable- repurchase agreements	3,490	31,932
Accounts payable and other accrued expenses	8,954	3,590
Total Liabilities	$4,278,929	$11,835,713

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
7.875% Series B Cumulative Preferred Stock; 8,383 shares issued and outstanding ($209,583 aggregate liquidation preference) at December 31, 2019	—	8
7.00% Series C Cumulative Preferred Stock; 5,303 shares issued and outstanding ($132,588 aggregate liquidation preference) at March 31, 2020	5	—
Common stock, $0.001 par value, 125,000 shares authorized, 58,881 and 58,877 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	59	59
Additional paid-in capital	2,974,469	3,054,604
Accumulated deficit	(2,413,300)	(1,973,437)
Accumulated other comprehensive income	225,017	355,473
Total Stockholders’ Equity	$786,250	$1,436,707
Total Liabilities and Stockholders’ Equity	$5,065,179	$13,272,420

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2020	2019
Interest Income:
Agency Securities, net of amortization of premium and fees	$79,776	$79,832
Credit Risk and Non-Agency Securities, including discount accretion	12,355	13,592
Interest-Only Securities	—	345
U.S. Treasury Securities	469	482
BUCKLER Subordinated loan	258	539
Total Interest Income	$92,858	$94,790
Interest expense- repurchase agreements	(51,520)	(60,978)
Net Interest Income	$41,338	$33,812
Other Income (Loss):
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	93,325	(2,910)
Credit loss expense	(1,012)	—
Gain (loss) on Credit Risk and Non-Agency Securities	(183,111)	496
Loss on Interest-Only Securities	—	(368)
Gain (loss) on U.S. Treasury Securities	21,771	(693)
Subtotal	$(69,027)	$(3,475)
Realized loss on derivatives (1)	(235,148)	(22,131)
Unrealized loss on derivatives	(133,887)	(113,067)
Subtotal	$(369,035)	$(135,198)
Total Other Loss	$(438,062)	$(138,673)
Expenses:
Management fees	7,458	7,258
Professional fees	846	1,035
Insurance	183	165
Compensation	1,465	787
Other	(17)	275
Total Expenses	$9,935	$9,520
Net Loss	$(406,659)	$(114,381)
Dividends on preferred stock	(2,827)	(4,259)
Net Loss related to common stockholders	$(409,486)	$(118,640)
Net Loss per share related to common stockholders (Note 12):
Basic	$(6.95)	$(2.21)
Diluted	$(6.95)	$(2.21)
Dividends declared per common share	$0.51	$0.57
Weighted average common shares outstanding:
Basic	58,884	53,630
Diluted	58,884	53,630

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 8.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net Loss	$(406,659)	$(114,381)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(93,325)	2,910
Reclassification adjustment for credit loss expense on available for sale Agency Securities	1,012	—
Net unrealized gain (loss) on available for sale Agency Securities	(38,143)	184,248
Other comprehensive income (loss)	$(130,456)	$187,158
Comprehensive Income (Loss)	$(537,115)	$72,777

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock				Common Stock
	7.875% Series B		7.00% Series C
	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	8,383	$8	—	$—	58,877	$59	$3,054,604	$(1,973,437)	$355,473	$1,436,707
Series B Preferred dividends	—	—	—	—	—	—	—	(1,375)	—	(1,375)
Series C Preferred dividends	—	—	—	—	—	—	—	(1,452)	—	(1,452)
Common stock dividends	—	—	—	—	—	—	—	(30,377)	—	(30,377)
Series B Preferred stock, called for redemption	(8,383)	(8)	—	—	—	—	(209,575)	—	—	(209,583)
Issuance of Series C Preferred stock, net of expenses	—	—	5,303	5	—	—	129,216	—	—	129,221
Stock based compensation, net of withholding requirements	—	—	—	—	44	—	1,001		—	1,001
Common stock repurchased, net	—	—	—	—	(40)	—	(777)	—	—	(777)
Net Loss	—	—	—	—	—	—	—	(406,659)	—	(406,659)
Other comprehensive loss	—	—	—	—	—	—	—	—	(130,456)	(130,456)
Balance, March 31, 2020	—	$—	5,303	$5	58,881	$59	$2,974,469	$(2,413,300)	$225,017	$786,250

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(406,659)	$(114,381)
Adjustments to reconcile net income (loss) to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	14,130	6,347
Accretion of net discount on Credit Risk and Non-Agency Securities	(1,078)	(932)
Net amortization of Interest-Only Securities	—	936
Net amortization of U.S. Treasury Securities	84	(453)
Realized (gain) loss on sale of Agency Securities	(93,325)	2,910
Credit loss expense	1,012	—
(Gain) loss on Credit Risk and Non-Agency Securities	183,111	(496)
Loss on Interest-Only Securities	—	368
(Gain) loss on U.S. Treasury Securities	(21,771)	693
Stock based compensation	1,001	644
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest receivable	25,728	(17,178)
Increase in prepaid and other assets	7,446	459
Change in derivatives, at fair value	128,953	95,796
Increase (Decrease) in accrued interest payable- repurchase agreements	(28,442)	11,522
Increase in accounts payable and other accrued expenses	5,364	2,431
Net cash and cash collateral posted to counterparties used in operating activities	$(184,446)	$(11,334)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,657,148)	(6,608,566)
Purchases of Credit Risk and Non-Agency Securities	(237,928)	—
Purchases of U.S. Treasury Securities	(3,763,561)	(101,039)
Principal repayments of Agency Securities	475,766	145,777
Principal repayments of Credit Risk and Non-Agency Securities	31,404	6,335
Proceeds from sales of Agency Securities	9,777,373	1,017,396
Proceeds from sales of Credit Risk and Non-Agency Securities	72,437	—
Proceeds from sales of U.S. Treasury Securities	3,785,248	199,445
(Decrease) increase in cash collateral posted by counterparties	115,339	(47,387)
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$8,598,930	$(5,388,039)
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

Cash Flows From Financing Activities:
Redemption of Series B Preferred stock, net of expenses	(209,583)	—
Issuance of Series C Preferred stock, net of expenses	129,221	—
Issuance of common stock, net of expenses	—	321,992
Proceeds from repurchase agreements	42,459,521	50,656,945
Principal repayments on repurchase agreements	(50,348,596)	(45,551,322)
Series A Preferred stock dividends paid	—	(1,124)
Series B Preferred stock dividends paid	(1,375)	(3,135)
Series C Preferred stock dividends paid	(1,452)	—
Common stock dividends paid	(30,377)	(29,814)
Common stock repurchased, net	(777)	—
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$(8,003,418)	$5,393,542
Net Increase (decrease) in cash and cash collateral posted to counterparties	411,066	(5,831)
Cash and cash collateral posted to counterparties - beginning of period	273,166	232,199
Cash and cash collateral posted to counterparties - end of period	$684,232	226,368
Supplemental Disclosure:
Cash paid during the period for interest	$139,313	98,627
Non-Cash Investing Activities:
Receivable for unsettled sales	$688,183	—
Payable for unsettled purchases	$470,441	198,172
Net unrealized gain (loss) on available for sale Agency Securities	$(38,143)	184,248

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

ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission (the "SEC"), (see Note 9 - Commitments and Contingencies and Note 15 - Related Party Transactions for additional discussion). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

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

Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

The unaudited consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying condensed consolidated financial statements include the valuation of MBS, including an assessment of the allowance for credit losses, and derivative instruments.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2020 and December 31, 2019.

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
Impairment of Assets
We assess impairment of available for sale securities at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment if we (1) intend to sell the available for sale securities, or (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) and a credit impairment exists where fair value is greater than amortized cost. Impairment losses recognized establish a new cost basis for the related available for sale securities.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Trading Securities - Interest income on Credit Risk and Non-Agency Securities and Interest-Only Securities is recognized using the effective yield method over the life of the securities based on the future cash flows expected to be received. Future cash flow projections and related effective yields are determined for each security and updated quarterly. Impairment losses establish a new cost basis in the security for purposes of calculating effective yields, recognized when the fair value of a security is less than its cost basis and there has been an adverse change in the future cash flows expected to be received. Other changes in future cash flows expected to be received are recognized prospectively over the remaining life of the security. Interest income on U.S. Treasury Securities is recognized based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction.

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

ASU 2018–07, Improvements to Non-employee Share –Based Payment Accounting (Topic 718)
The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The standard largely aligns the accounting for share-based payment awards issued to employees and non-employees. Equity-classified share-based payment awards issued to non-employees are measured on the grant date, instead of being remeasured through the performance completion date (generally the vesting date). The standard was applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year when adopted. The cumulative effective adjustment was recorded in our consolidated statement of stockholders' equity as of January 1, 2019, and did not have a material impact on the Company's financial condition or results of operations.

ASU 2016-13, Financial Instruments–Credit Losses (Topic 326)
The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard applies to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off–balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The standard was effective for fiscal years beginning after December 15, 2019. The adoption of the standard on January 1, 2020 did not have a significant impact on the Company, since at that time we did not intend to sell our investments in available for sale Agency Securities. The Company determined that it was not more likely than not that we would be required to sell the investments before recovery of their amortized cost bases as the contractual cash flows of these federal agency mortgage backed securities are guaranteed by an agency of the U.S. government and we expected that all securities would not be settled at a price less than their amortized cost.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

March 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$2,786,962	$—	$2,786,962
Credit Risk and Non-Agency Securities	$—	$765,553	$—	$765,553
Derivatives	$—	$24,099	$—	$24,099
Liabilities at Fair Value:
Derivatives	$—	$200,275	$—	$200,275

December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$11,941,766	$—	$11,941,766
Credit Risk and Non-Agency Securities	$—	$883,601	$—	$883,601
Derivatives	$—	$24,751	$—	$24,751
Liabilities at Fair Value:
Derivatives	$—	$71,974	$—	$71,974

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2020 or for the year ended December 31, 2019.

Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at March 31, 2020 and December 31, 2019.

Note 6 - Investments in Securities

As of March 31, 2020 and December 31, 2019, our securities portfolio consisted of $3,552,515 and $12,825,367 of investment securities, at fair value, respectively, and $1,292,462 and $1,006,280 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $22,044 and $(592), at March 31, 2020 and December 31, 2019, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 - Derivatives for additional information). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes our investments in securities as of March 31, 2020 and December 31, 2019, excluding TBA Agency Securities (see Note 8 - Derivatives for additional information).

	Available for Sale Securities	Trading Securities
	Agency	Credit Risk and Non-Agency	Interest-Only	U.S. Treasuries	Totals
March 31, 2020
Beginning balance	$11,941,766	$883,601	$—	$—	$12,825,367
Purchases (1)	1,768,689	237,928	—	3,763,561	5,770,178
Proceeds from sales	(9,777,373)	(72,437)	—	(3,785,248)	(13,635,058)
Receivable for unsettled sales	(618,081)	(70,102)	—	—	(688,183)
Principal repayments	(475,766)	(31,404)	—	—	(507,170)
Gains (losses)	(37,131)	(183,111)	—	21,771	(198,471)
Credit loss expense	(1,012)	—	—	—	(1,012)
Amortization/accretion	(14,130)	1,078	—	(84)	(13,136)
Ending balance	$2,786,962	$765,553	$—	$—	$3,552,515
Percentage of Portfolio	78.45%	21.55%	—%	—%	100.00%

December 31, 2019
Beginning balance	$7,051,954	$819,915	$20,623	$98,646	$7,991,138
Purchases (1)	9,130,512	138,767	—	1,685,058	$10,954,337
Sales	(2,894,339)	—	(18,822)	(1,786,090)	$(4,699,251)
Principal Repayments	(1,701,406)	(53,641)	—	—	$(1,755,047)
Gains (losses)	408,954	(24,396)	123	2,024	$386,705
Amortization/accretion	(53,909)	2,956	(1,924)	362	$(52,515)
Ending balance	$11,941,766	$883,601	$—	$—	$12,825,367
Percentage of Portfolio	93.11%	6.89%	—%	—%	100.00%

(1)
Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end. At March 31, 2020 and December 31, 2019, we had investment related payables with respect to unsettled purchases of Agency Securities of $470,441 and $358,712, respectively.

Available for Sale Securities:

At March 31, 2020, we evaluated our available sale securities to determine if an allowance for credit losses was required for securities which were in an unrealized loss position and determined that, as we may be be required to sell these securities in the near future we recognized an impairment of $1,012 in our consolidated statements of operations.
At March 31, 2019 and December 31, 2019, we evaluated our available for sale securities with unrealized losses to determine whether there was an OTTI. At those dates, we also considered whether we intended to sell available for sale securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling available for sale securities. No OTTI was recognized for the three months ended March 31, 2019 or for the year ended December 31, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The table below presents the components of the carrying value and the unrealized gain or loss position of our Agency Securities at March 31, 2020 and December 31, 2019. Our Agency Securities had a weighted average coupon of 3.98% and 3.76% at March 31, 2020 and December 31, 2019.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
March 31, 2020
Total Fannie Mae	$1,930,475	$1,981,977	$—	$202,987	$2,184,964
Total Freddie Mac	536,387	558,004	—	22,023	580,027
Total Ginnie Mae	21,418	21,964	—	7	21,971
Total	$2,488,280	$2,561,945	$—	$225,017	$2,786,962

December 31, 2019
Total Fannie Mae	$8,779,331	$8,975,140	$(291)	$294,937	$9,269,786
Total Freddie Mac	2,522,870	2,587,512	(40)	61,323	2,648,795
Total Ginnie Mae	22,504	23,641	(461)	5	23,185
Total	$11,324,705	$11,586,293	$(792)	$356,265	$11,941,766

The following table presents the unrealized losses and estimated fair value of our Agency Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020	$—	$—	$—	$—	$—	$—
December 31, 2019	$2,136	$(10)	$43,939	$(782)	$46,075	$(792)

Actual maturities of Agency Securities are generally shorter than stated contractual maturities because actual maturities of Agency Securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the weighted average lives of our Agency Securities at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
Weighted Average Life of all Agency Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$55	$55	$—	$—
≥ 1 year and < 3 years	44,473	43,320	22,237	22,254
≥ 3 years and < 5 years	1,194,131	1,148,197	6,542,389	6,365,623
≥ 5 years	1,548,303	1,370,373	5,377,140	5,198,416
Total Agency Securities	$2,786,962	$2,561,945	$11,941,766	$11,586,293

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We use a third party model to calculate the weighted average lives of our Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Agency Securities at March 31, 2020 and December 31, 2019 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Agency Securities could be longer or shorter than estimated.

Trading Securities:

Our Credit Risk Transfer securities are collateralized by residential mortgage loans meeting agency criteria. However, our securities principal and interest are not guaranteed by the agencies. Credit Risk Transfer securities include tranches issued since 2014. Our Non-Agency Securities are collateralized by residential mortgage loans not guaranteed by any agency and include legacy securities issued between 2005 and 2007.

The components of the carrying value of our Trading Securities at March 31, 2020 and December 31, 2019 are presented in the table below. We did not have any U.S. Treasury Securities or Interest-Only Securities at March 31, 2020 and December 31, 2019.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
March 31, 2020
Credit Risk Transfer	$821,060	$808,091	$(112,182)	$132	$696,041
Non-Agency Securities	90,721	70,154	(1,675)	1,033	69,512
Total Credit Risk and Non-Agency Securities	$911,781	$878,245	$(113,857)	$1,165	$765,553

December 31, 2019
Credit Risk Transfer	$754,729	$751,940	$—	$52,024	$803,964
Non-Agency Securities	93,723	72,904	(3)	6,736	79,637
Total Credit Risk and Non-Agency Securities	$848,452	$824,844	$(3)	$58,760	$883,601

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents the unrealized losses and estimated fair value of our Trading Securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Credit Risk and Non-Agency Securities	$725,547	$(113,857)	$—	$—	$725,547	$(113,857)

December 31, 2019
Credit Risk and Non-Agency Securities	$362	$(3)	$—	$—	$362	$(3)

The following table summarizes the weighted average lives of our Trading Securities at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	556,011	609,386	389,883	369,600
≥ 3 years and < 5 years	25,410	26,162	407,656	375,030
≥ 5 years	184,132	242,697	86,062	80,214
Total	$765,553	$878,245	$883,601	$824,844

We use a third party model to calculate the weighted average lives of our Credit Risk and Non-Agency Securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our Credit Risk and Non-Agency Securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our Credit Risk and Non-Agency Securities at March 31, 2020 and December 31, 2019 in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our Credit Risk and Non-Agency Securities could be longer or shorter than estimated.

 Note 7 - Repurchase Agreements

At March 31, 2020, we had MRAs with 49 counterparties and had $3,465,472 in outstanding borrowings with 18 of those counterparties. At December 31, 2019, we had MRAs with 49 counterparties and had $11,354,547 in outstanding borrowings with 25 of those counterparties.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at March 31, 2020 and December 31, 2019. No amounts below are subject to offsetting.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut (1)
March 31, 2020
Agency Securities
≤ 30 days	$1,926,564	1.35%	14	3.10%
> 30 days to ≤ 60 days	776,742	1.76%	49	3.12%
Total or Weighted Average	$2,703,306	1.47%	24	3.10%

Credit Risk and Non-Agency Securities
≤ 30 days	762,166	2.02%	12	22.17%
Total or Weighted Average	$3,465,472	1.59%	21	7.34%

December 31, 2019
Agency Securities
≤ 30 days	$10,241,137	2.56%	8	4.35%
> 30 days to ≤ 60 days	426,147	1.99%	34	4.61%
Total or Weighted Average	$10,667,284	2.54%	9	4.36%

Credit Risk and Non-Agency Securities
≤ 30 days	687,263	2.45%	15	16.25%
Total or Weighted Average	$11,354,547	2.54%	9	5.16%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

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

At March 31, 2020 and December 31, 2019, BUCKLER accounted for 56.2% and 45.0%, respectively, of our aggregate borrowings and had an amount at risk of 7.7% and 14.8%, respectively, of our total stockholders' equity with a weighted average maturity of 27 days and 7 days, respectively, on repurchase agreements (see Note 15 - Related Party Transactions for additional information).

In addition, at March 31, 2020, we had 1 repurchase agreement counterparty that individually accounted for over 5% of our aggregate borrowings. In total, this counterparty accounted for approximately 11.8% of our repurchase agreement borrowings outstanding at March 31, 2020. At March 31, 2020, we also had 1 repurchase counterparty with an amount at risk of 5.62% of our total stockholders' equity with a weighted average maturity of 10 days on repurchase agreements. At December

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

31, 2019, we had 2 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 12.7% of our repurchase agreement borrowings at December 31, 2019.

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

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty. A decline in the value of the open positions with the counterparty could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. An event of default or termination event under the standard ISDA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately. In addition, certain of our ISDAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital. At March 31, 2020, we received waivers from certain ISDA counterparties related to significant reductions in equity capital that would have otherwise caused a default or termination event.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheets at March 31, 2020 and December 31, 2019.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2020
Interest rate swap contracts	$395	$(395)	$—	$—
TBA Agency Securities	23,704	(1,660)	(20,195)	1,849
Totals	$24,099	$(2,055)	$(20,195)	$1,849

December 31, 2019
Interest rate swap contracts	$23,659	$(70,290)	$83,066	$36,435
TBA Agency Securities	1,092	(1,092)	—	—
Totals	$24,751	$(71,382)	$83,066	$36,435

(1)	See Note 5 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2020
Interest rate swap contracts	$(198,615)	$395	$195,315	$(2,905)
TBA Agency Securities	(1,660)	1,660	—	—
Totals	$(200,275)	$2,055	$195,315	$(2,905)

December 31, 2019
Interest rate swap contracts	$(70,290)	$70,290	$—	$—
TBA Agency Securities	(1,684)	1,092	377	$(215)
Totals	$(71,974)	$71,382	$377	$(215)

(1)	See Note 5 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019.

		Income (Loss) Recognized
		For the Three Months Ended March 31,
Derivatives	Location on consolidated statements of operations	2020	2019
Interest rate swap contracts:
Realized loss	Realized loss on derivatives	$(261,384)	$(39,544)
Interest income	Realized loss on derivatives	26,462	53,745
Interest expense	Realized loss on derivatives	(32,233)	(45,109)
Changes in fair value	Unrealized loss on derivatives	(151,386)	(109,343)
		$(418,541)	(140,251)
TBA Agency Securities:
Realized gain	Realized loss on derivatives	32,007	8,777
Changes in fair value	Unrealized loss on derivatives	17,499	(3,724)
		$49,506	5,053
Totals		$(369,035)	(135,198)

    The following tables present information about our derivatives at March 31, 2020 and December 31, 2019.

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
March 31, 2020
< 3 years	$2,200,000	14	1.89%
≥ 3 years and < 5 years	375,000	53	1.64%
≥ 5 years and < 7 years	850,000	80	1.74%
< 7 years	575,000	116	1.31%
Total or Weighted Average (2)	$4,000,000	46	1.75%

December 31, 2019
< 3 years	$2,750,000	19	1.66%
≥ 3 years and < 5 years	2,850,000	47	1.84%
≥ 5 years and < 7 years	1,200,000	83	1.86%
< 7 years	1,175,000	118	1.54%
Total or Weighted Average (3)	$7,975,000	53	1.74%

(1)	Pay Fixed/Receive Variable.

(2)	Of this amount, $525,000 notional are LIBOR based swaps, the last of which matures in 2023 and $3,475,000 notional are Fed Funds based swaps, the last of which matures in 2030.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(3)
Of this amount, 1,025,000 notional are LIBOR based swaps, the last of which matures in 2023; 375,000 notional are SOFR based swaps, the last of which matures in 2024; and 6,575,000 notional are Fed Funds based swaps, the last of which matures in 2029.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
March 31, 2020
15 Year Long
2.0%	500,000	508,062	513,310
30 Year Long
2.5%	500,000	509,008	517,072
3.0%	250,000	257,481	262,080
Total (1)	$1,250,000	$1,274,551	$1,292,462

December 31, 2019
15 Year Long
3.0%	500,000	511,055	511,885
30 Year Long
2.5%	500,000	494,813	494,395
Total (1)	$1,000,000	$1,005,868	$1,006,280

(1)	$750,000 notional are forward settling at March 31, 2020 and $1,000,000 notional were forward settling at December 31, 2019.

Note 9 - Commitments and Contingencies

Management

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At March 31, 2020 and March 31, 2019, the effective ARMOUR management fee was 1.00% and 1.00% based on gross equity raised of $2,887,586 and $2,986,934, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2020 and December 31, 2019.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. On September 27, 2019 the court further deferred the matter for six months. No further action has been taken.

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

Note 10 - Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2020, there were 677 shares available for future issuance under the Plan.

Transactions related to awards for the three months ended March 31, 2020 are summarized below:

	March 31, 2020
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	247	$24.82
Granted (1)	454	$18.90
Vested	(51)	$21.13
Unvested RSU Awards Outstanding end of period	650	$20.97

(1)	In January 2020, we granted 310 RSUs to ACM and 144 RSUs to the Board.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At March 31, 2020, there was approximately $13,643 of unvested stock based compensation related to the Awards (based on a weighted average grant date price of $20.97 per share), that we expect to recognize as an expense over the remaining average service period of 3.1 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members had the option to participate in the Company's Management Director Compensation and Deferral Program (the "Deferral Program"), beginning with their quarterly fees paid for services through March 31, 2020. The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation.

Note 11 - Stockholders' Equity

Changes in Stockholders' Equity

The following table presents the changes in Stockholders' Equity for the following interim periods.

Stockholders' Equity	March 31, 2020	March 31, 2019
Balance, beginning of quarter	$1,436,707	$1,125,313
Series B Preferred dividends ($0.1640625 per share)	(1,375)	(1,124)
Series C Preferred dividends ($0.14583 per share)	(1,452)	(3,135)
Common stock dividends (1)	(30,377)	(29,814)
Series B Preferred Stock, called for redemption	(209,583)	—
Issuance of Series C Preferred Stock	129,221	—
Issuance of Common stock, net	—	321,992
Stock based compensation, net of withholding requirements	1,001	644
Common Stock repurchased, net	(777)	—
Net loss	(406,659)	(114,381)
Other comprehensive income (loss)	(130,456)	187,158
Balance, end of quarter	$786,250	$1,486,653

(1)
See the below table for common stock dividends per share for the three months ended March 31, 2020. Common stock dividends were $0.19 per share for each month for the three months ended March 31, 2019.

Preferred Stock

At March 31, 2020 and December 31, 2019, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 24, 2019, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland to designate 10,320 shares of the Company’s authorized preferred stock, par value $0.001 per share, as additional shares of 7.875% Series B Preferred Stock, thereby increasing the aggregate number of shares of preferred stock designated as Series B Preferred Stock to 17,970 shares. On January 28, 2020, we filed Articles Supplementary with the Department to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At March 31, 2020, a total of 22,030 shares of our authorized preferred stock remain available for designation as future series.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

     Series B Cumulative Preferred Stock - Called for redemption, (February 27, 2020) “Series B Preferred Stock”

On January 24, 2020, the Company mailed a notice of full redemption (the “Notice”) of all 8,383 issued and outstanding shares of its 7.875% Series B Preferred Stock ($25.00 per share, $209,583 in the aggregate liquidation preference) to the holders of record of its Series B Preferred Stock as of January 13, 2020. Pursuant to this redemption, each share of Series B Preferred Stock was canceled and represented solely the right to receive cash in the amount of $25.00 per share of Series B Preferred Stock on February 27, 2020. Pursuant to the terms of the Series B Preferred Stock, holders of record of the Series B Preferred Stock on February 15, 2020 received the full monthly dividend for February. The final dividend amount of $1,375 was paid on February 27, 2020 and was recorded as other expense in our consolidated statements of operations.

At December 31, 2019, we had 8,383 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $209,583, in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 9,587 at December 31, 2019. At December 31, 2019, there were no accrued or unpaid dividends on the Series B Preferred Stock. The Series B Preferred Stock was entitled to a dividend at a rate of 7.875% per year based on the $25.00 per share liquidation preference before the common stock was entitled to receive any dividends.

On March 2, 2020, we terminated the Equity Sales Agreement (the “Preferred B ATM Sales Agreement”) with BUCKLER and B. Riley FBR, Inc., as sales agents, relating to an "at-the-market" offering program for our Series B Preferred Stock, dated as of June 24, 2019. The Preferred B ATM Sales Agreement, allowed us to offer and sell, over a period of time and from time to time, up to 9,000 shares of our Series B Preferred Stock. At the date of termination, we sold 1,914 shares under this agreement for proceeds of $47,306, net of issuance costs and commissions of approximately $689. We did not incur any termination penalties as a result of this termination.

On March 4, 2020, we terminated the 2019 Series B Preferred Stock Dividend Reinvestment and Stock Purchase Plan (the “2019 Plan”) relating to the offer and sale of up to 2,500 shares of our Series B Preferred Stock pursuant to the terms of the 2019 Plan (the “DRIP Offering”) dated June 24, 2019. The 2019 Plan permitted (i) current holders of our Series B Preferred Stock to reinvest all or a portion of the cash dividends on their shares of Series B Preferred Stock into shares of Series B Preferred Stock and to separately purchase additional shares of Series B Preferred Stock and (ii) other interested investors to purchase shares of Series B Preferred Stock. At the date of termination, we issued sixteen shares under the DRIP Offering.

Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"

On January 23, 2020, the Company and ACM, entered into an Underwriting Agreement (the “Underwriting Agreement”) with B. Riley FBR, Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), including, but not limited to, BUCKLER, with respect to (i) the sale by the Company of 3,000 shares (the “Firm Shares”) of the Company’s new 7.00% Series C Preferred Stock ($25.00 liquidation preference per share), $0.001 par value, to the Underwriters with an offering price to the public of $25.00 per share, and (ii) the grant by the Company to the Underwriters of an option to purchase all or part of 450 additional shares of the Series C Preferred Stock during the 30-day period following the execution of the Underwriting Agreement with the same offering price per share to the public to cover over-allotments. On January 24, 2020, the Underwriters exercised the option to purchase all 450 additional shares of the Series C Preferred Stock. On January 28, 2020, the Company completed the sale of 3,450 total shares for proceeds of $83,322, net of issuance costs and commissions of $2,928.

On January 29, 2020, the Company entered into an Equity Sales Agreement with B. Riley FBR, Inc. and BUCKLER, as sales agents (individually and collectively, the “Agents’), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one of more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Equity Sales Agreement relates to a proposed “at-the-market” offering. The Company used the net proceeds from the offering as a portion of the funds to redeem 100% of the outstanding Series B Preferred Stock as described above. During the three months ended March 31, 2020, we sold 1,853 shares under this agreement for proceeds of $45,899, net of issuance costs and commissions of approximately $630.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Common Stock

At March 31, 2020 and December 31, 2019, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 58,881 shares of common stock issued and outstanding at March 31, 2020 and 58,877 shares of common stock issued and outstanding at December 31, 2019.

On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. On April 3, 2020, the Common stock ATM Sales Agreement was amended to add B. Riley, FBR, Inc. as a sales agent. In accordance with the terms of the Common stock ATM Sales Agreement, we may offer and sell over a period of time and from time to time, up to 7,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the agreement, we will pay the agent designated to sell our shares, an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. We did not sell any shares or pay any fees under this agreement during the three months ended March 31, 2020.

See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.

Common Stock Repurchased

At March 31, 2020 and December 31, 2019, there were 8,210 and 8,250 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

Equity Capital Raising Activities

The following tables present our equity transactions for the three months ended March 31, 2020 and for the year ended December 31, 2019.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
March 31, 2020
Preferred C Underwritten Offering	January 28, 2020	3,450	$24.15	$83,322
Preferred C ATM Sales Agreement	January 30, 2020-March 31, 2020	1,853	$24.76	$45,899
Common stock repurchases, net	February 26, 2020-March 3, 2020	(40)	$19.42	$(777)

December 31, 2019
Preferred B ATM Sales Agreement	June 6, 2019-June 19, 2019	100	$24.81	$2,489
Preferred B ATM Sales Agreement	June 25, 2019-December 31, 2019	1,914	$24.74	$47,306
Common Stock ATM Sales Agreement	January 4, 2019-January 11, 2019	884	$20.98	$18,540
January Public Offering	January 17, 2019	6,900	$20.00	$137,946
February Public Offering	February 22, 2019-February 27, 2019	8,280	$19.98	$165,374
Common stock repurchases	May 31, 2019-December 31, 2019	(1,000)	$17.77	$(17,768)

(1)	Weighted average price

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Dividends

The following table presents our Series B Preferred Stock dividend transactions prior to full redemption. The table below does not include the final dividend amount of $1,375 that was paid on February 27, 2020 to holders of record on February 15, 2020. This amount is recorded in other expense in our consolidated statements of operations.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2020	January 27, 2020	$0.16	$1,375

The following table presents our Series C Preferred Stock dividend transactions for the three months ended March 31, 2020.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
February 15, 2020	February 27, 2020	$0.15	$678
March 15, 2020	March 27, 2020	$0.15	774
Total dividends paid			$1,452

The following table presents our common stock dividend transactions for the three months ended March 31, 2020.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2020	January 30, 2020	$0.17	$10,126
February 14, 2020	February 27, 2020	$0.17	10,131
March 16, 2020	March 27, 2020	$0.17	10,120
Total dividends paid			$30,377

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 - Net Loss per Common Share

The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2020 and March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019
Net Loss	$(406,659)	$(114,381)
Less: Preferred dividends	(2,827)	(4,259)
Net Loss related to common stockholders	$(409,486)	$(118,640)

Weighted average common shares outstanding – basic	58,884	53,630
Add: Effect of dilutive non-vested awards, assumed vested	—	—
Weighted average common shares outstanding – diluted	58,884	53,630

Note 13 - Comprehensive Income (Loss) per Common Share

The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three months ended March 31, 2020 and March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019
Comprehensive Income (Loss)	$(537,115)	$72,777
Less: Preferred dividends	(2,827)	(4,259)
Comprehensive Income (Loss) available (related) to common stockholders	$(539,942)	$68,518
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$(9.17)	$1.28
Diluted	$(9.17)	$1.27
Weighted average common shares outstanding:
Basic	58,884	53,630
Add: Effect of dilutive non-vested awards, assumed vested	—	333
Diluted	58,884	53,963

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 14 - Income Taxes

The following table reconciles our GAAP net loss to estimated REIT taxable income for the three months ended March 31, 2020 and March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019
GAAP net loss	$(406,659)	$(114,381)
Book to tax differences:
TRS (income) loss	63	(231)
Credit Risk and Non-Agency Securities	182,247	(1,272)
Interest-Only Securities	—	548
U.S. Treasury Securities	(21,771)	693
Changes in interest rate contracts	363,265	143,835
Credit loss expense	1,012	—
(Gain) loss on Security Sales	(93,325)	2,910
Amortization of deferred hedging costs	(19,874)	(13,647)
Series B Cumulative Preferred Stock dividend - Called for redemption	1,375	—
Other	4	4
Estimated REIT taxable income	$6,337	$18,459

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

Net capital losses realized	Amount	Available to offset capital gains through
2015	$(5,182)	2020
2016	$(31,204)	2021
2017	$(7,375)	2022
2018	$(216,634)	2023

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2020 by approximately $661,300, or approximately $11.23 per common share (based on the 58,881 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $34,579 (including the final dividend on the Series B Preferred Stock, called for redemption of $1,375 paid on February 27, 2020 to holders of record on February 15, 2020) and $34,073 for the three months ended March 31, 2020 and March 31, 2019, respectively. Our estimated REIT taxable income available for distribution as dividends was $6,337 and $18,459 for the three months ended March 31, 2020 and March 31, 2019, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 - Related Party Transactions

ACM

Management:

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2024 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. The JAVELIN management agreement renewed on October 5, 2017, for a one-year period, with the base management fee thereunder reduced to one dollar for the entirety of the renewal term.It will automatically renew for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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

In accordance with the ARMOUR management agreement, we incurred $7,444 and $7,244 in management fees for the three months ended March 31, 2020 and March 31, 2019, respectively. Commencing with the second quarter of 2020 and continuing until further notice, ACM is waiving 40% of its management fee.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the three months ended March 31, 2020 and March 31, 2019, we reimbursed ACM $117 and $27 for other expenses incurred on our behalf. In 2013, 2017 and January 2020, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that vest over 5 years. In November 2017 and January 2020, we elected to grant restricted stock unit awards to the Board. We recognized stock based compensation expense of $186 and $97 for the three months ended March 31, 2020 and March 31, 2019, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $465 at March 31, 2020 and $381 at December 31, 2019, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For the three months ended March 31, 2020, we have earned $363 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2020. See Note 11 - Stockholders' Equity for discussion of equity transactions with BUCKLER.

We previously entered into three subordinated loan agreements with BUCKLER, totaling $105.0 million. On March 18, 2019, these three subordinated loan agreements were consolidated into one loan of $105.0 million, maturing on April 1, 2022. Subsequent to March 31, 2020, we agreed to extend the maturity of the loan to May 1, 2025. BUCKLER may at its option after obtaining regulatory approval repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three months ended March 31, 2020 and March 31, 2019, the Company earned $258 and $539 respectively, of interest.

The table below summarizes other transactions with BUCKLER at March 31, 2020 and December 31, 2019.

Transactions with BUCKLER	March 31, 2020	December 31, 2019
Repurchase agreements (1)	$1,947,604	$5,107,101
Interest on repurchase agreements	$31,216	$120,090
Collateral posted on repurchase agreements	$2,097,560	$5,341,487

(1)	See also Note 7, Repurchase Agreements for transactions with BUCKLER.

Note 16 - Subsequent Events

Coronavirus ("COVID-19") pandemic

The novel COVID-19 pandemic has been unprecedented and continues to have a real-time impact on all business sectors. The extent of the ultimate impact of the COVID-19 pandemic on the Company's operational and financial performance will depend on various developments, including the duration of the outbreak and the spread of the virus and the federal government's and states' responses to the virus, which cannot be reasonably predicted at this time. While the Company is not able to estimate the future impact of the COVID-19 pandemic at this time, it could continue to materially affect the Company’s future financial and operational results.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Portfolio Purchases and Sales

Subsequent to March 31, 2020, we purchased Agency Securities and reduced our Credit Risk Transfer securities. Accordingly, as of April 30, 2020, our securities portfolio was valued at approximately $5,600,000 consisting primarily of approximately $5,300,000 of Agency Securities (including approximately $1,300,000 of TBA Agency Securities).

Common Stock

On April 2, 2020, we announced that we will move to a quarterly dividend on our common stock for the second quarter of 2020. We expect to announce our decision regarding the amount of second quarter dividends on common stock in the latter part of June 2020 as well as whether we will return to our prior monthly dividend policy.

Between April 7, 2020 and April 24, 2020, we issued 5,704 shares under our Common stock ATM Sales Agreement for proceeds of $48,393, net of issuance costs and commissions of approximately $738.

Series C Preferred Stock

A cash dividend of $0.15 per outstanding share of Series C Preferred Stock, or $773 in the aggregate, was paid on April 27, 2020 to holders of record on April 15, 2020. We have also declared cash dividends of $0.15 per outstanding share of Series C Preferred Stock payable May 27, 2020 to holders of record on May 15, 2020.

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

We invest in MBS. Some MBS are issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining MBS in which we invest are either backed by hybrid adjustable rate or adjustable rate loans. Other MBS in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency, may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, "Credit Risk and Non-Agency Securities"). From time to time, we may also invest in Interest-Only Securities, U.S. Treasury Securities and money market instruments.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Management

See Note 9 and Note 15 to the consolidated financial statements.

Market and Interest Rate Trends and the Effect on our Securities Portfolio:

First Quarter 2020 Trends

The novel Coronavirus ("COVID-19") pandemic has been unprecedented and continues to have a real-time impact on all business sectors. The strong intervention by the Federal Reserve helped stabilize the agency residential and commercial mortgage-backed securities and recover a large amount of the spread widening that took place during the month of March. ARMOUR has acted aggressively to mitigate risk, moderate leverage and maximize liquidity and activated its remote work environment protocol to minimize health and operational risks. The Company's remote work environment protocol has allowed our operations to remain fully functional while we work remotely. The Company remains focused on prioritizing liquidity through this period of increased market volatility and financial risks. The rapid spread of COVID-19 around the globe has set off an immediate flight to cash and cash-equivalent products, causing turmoil to the U.S. Treasuries and the U.S. Agency MBS markets. The Company has met all of its obligations to repurchase agreement counterparties in a timely manner, while prudently

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

managing the risk of its assets and hedges portfolios. Trading activity in agency Credit Risk Transfer securities has resumed and prices are stabilizing. See Item 1A. "Risk Factors" for further discussion of the possible impact of COVID-19 pandemic on our business.

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

Short-term Interest Rates and Funding Costs

Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made from March 2018 to March 2020.

Meeting Date	Lower Bound	Higher Bound
March 15, 2020	0.00%	0.25%
March 3, 2020	1.00%	1.25%
December 2019	1.50%	1.75%
October 2019	1.50%	1.75%
September 2019	1.75%	2.00%
July 2019	2.00%	2.25%
December 2018	2.25%	2.50%
September 2018	2.00%	2.25%
June 2018	1.75%	2.00%
March 2018	1.50%	1.75%

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

SOFR is currently scheduled to replace LIBOR as a reference rate. We are currently assessing the impact on our securities portfolio and will continue to do so until 2021.

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly average from March 31, 2018 to March 31, 2020.

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

We reduce our net TBA Agency Securities exposure by entering in to certain TBA short positions. The TBA short positions represent different securities and maturities than our TBA Agency Security long positions, and accordingly, may perform somewhat differently. While we expect our TBA Agency Securities short positions to perform well compared to our related mortgage securities, there can be no assurance as to their relative performance.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations for the periods presented:

Our results for the quarter were significantly impacted by the novel Coronavirus outbreak that occurred in the second and third week of March 2020. To increase liquidity in March, we significantly reduced our portfolio of Agency Securities (including TBA Agency Securities) by 68% from December 31, 2019. We also terminated $3,975,000 in notional interest rate swaps. The net loss for the quarter reflected realized and unrealized losses on our interest rate swaps due to declines in interest rates in the quarter and exiting notional positions as well as fair value losses on our Credit Risk Transfer securities.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2020 vs. 2019

•	Our average securities portfolio increased 10.5% from $10,909,345 for the three months ended March 31, 2019 to $12,056,794 for the three months ended March 31, 2020.

•	Our average securities portfolio yield decreased 0.47% and our cost of funds decreased 0.08% quarter over quarter.

•
Net interest income increased from 2019 to 2020 due to a higher average securities portfolio balance for the first two months of the quarter. This was partially offset by the decrease in our portfolio yield. Our net interest rate spread was 1.23% and 1.62% at March 31, 2020 and March 31, 2019, respectively.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 2020	3.18%	1.95%	1.23%	1.94%
December 2019	3.63%	2.14%	1.49%	2.14%
September 2019	3.56%	2.25%	1.31%	2.55%
June 2019	3.70%	2.30%	1.40%	2.69%
March 2019	3.65%	2.03%	1.62%	2.71%
December 2018	3.59%	1.92%	1.67%	2.55%
September 2018	3.46%	1.82%	1.64%	2.30%
June 2018	3.13%	1.57%	1.56%	2.10%
March 2018	3.05%	1.53%	1.52%	1.77%

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Other Income (Loss)

2020 vs. 2019

•
Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the three months ended March 31, 2020 of $10,395,454 (including $618,081 receivable for unsettled sales) compared to $1,017,396 during the three months ended March 31, 2019.

•
At March 31, 2020, we evaluated our available sale securities to determine if an allowance for credit losses was required for securities which were in an unrealized loss position and determined that, as we may be required to sell these securities in the near future we recognized an impairment of $1,012 in our consolidated statements of operations. No OTTI was recognized for the three months ended March 31, 2019.

•
Gain (loss) on Credit Risk and Non-Agency Securities results from the the change in fair value of the securities as well as sales of Credit Risk and Non-Agency Securities. The change in the fair value of the securities was $(181,879) for the three months ended March 31, 2020. We did not sell any Credit Risk and Non-Agency Securities for the three months ended March 31, 2019. For the three months ended March 31, 2020, we sold $142,539 (including $70,102 receivable for unsettled sales) of Credit Risk and Non-Agency Securities, which resulted in losses of $(1,232).

•	Loss on Interest-Only Securities for the three months ended March 31, 2019 resulted from the change in the fair value of these securities. We did not have Interest-Only Securities at March 31, 2020.

•
Sales of U.S. Treasury Securities of $3,785,248, resulted in a realized gain of $21,771 for the three months ended March 31, 2020. Sales of U.S. Treasury Securities of $199,445 during the three months ended March 31, 2019 resulted

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

in a realized loss of $(750). The change in fair value of the securities was $57 for the three months ended March 31, 2019.

•	Losses on Derivatives resulted from a combination of the following:

◦	Changes in interest rates and TBA prices.

◦	The decrease in our total interest rate swap contracts' aggregate notional balance from $7,975,000 at December 31, 2019 to $4,000,000 at March 31, 2020.

◦	The increase in our total TBA Agency Securities aggregate notional balance from $1,000,000 at December 31, 2019 to $1,250,000 at March 31, 2020.

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,887,586 at March 31, 2020, compared to $2,986,934 at March 31, 2019, respectively. Commencing with the second quarter of 2020 and continuing until further notice, ACM is waiving 40% of its management fee.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Financial Condition

Investments In Securities

Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in MBS. Our TBA Agency Securities are reported at net carrying value and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 to the consolidated financial statements).

The charts below present our investments in securities by percentage of our total investments in securities, at fair value as of the dates indicated.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

TBA Agency Securities:
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

The table below summarizes certain characteristics of our Agency Securities and TBA Agency Securities at March 31, 2020 and December 31, 2019.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
March 31, 2020
Agency Securities:
Total Fannie Mae	$1,930,475	$2,184,964	3.9%	6.7%	168	53.6%
Total Freddie Mac	536,387	580,027	4.3%	20.3%	333	14.2
Total Ginnie Mae	21,418	21,971	3.4%	10.8%	230	0.5
Total Agency Securities	$2,488,280	$2,786,962	4.0%	9.6%	203	68.3%
TBA Agency Securities:
15 Year Long (2)	500,000	513,310	2.0%	n/a	n/a	12.6
30 Year Long (2)	750,000	779,152	2.7%	n/a	n/a	19.1
Total TBA Agency Securities	$1,250,000	$1,292,462	2.4%	n/a	n/a	31.7%
Total	$3,738,280	$4,079,424				100.0%

December 31, 2019
Agency Securities:
Total Fannie Mae	$8,779,331	$9,269,786	3.7%	14.4%	239	71.6%
Total Freddie Mac	2,522,870	2,648,795	3.9%	20.7%	329	20.5
Total Ginnie Mae	22,504	23,185	3.7%	11.6%	233	0.1
Total Agency Securities	$11,324,705	$11,941,766	3.8%	15.8%	259	92.2%
TBA Agency Securities:
15 Year Long (2)	500,000	511,885	3.0%	n/a	n/a	4.0%
30 Year Long (2)	500,000	494,395	2.5%	n/a	n/a	3.8%
Total TBA Agency Securities	$1,000,000	$1,006,280	2.8%	n/a	n/a	7.8%
Total	$12,324,705	$12,948,046				100.0%

(1)	Weighted average CPR during the quarter for the securities owned at March 31, 2020 and December 31, 2019.

(2)
Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities are reported at net carrying value of $22,044 and $(592), at March 31, 2020 and December 31, 2019, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 to the consolidated financial statements).

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

The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
March 31, 2020	$448,186	$166,389	$150,978	$765,553
December 31, 2019	$570,332	$233,418	$79,851	$883,601

Interest-Only Securities

From time to time we may purchase Interest-Only Securities to tailor the overall risk characteristics of our investment securities portfolio. We did not have any Interest-Only Securities at March 31, 2020 or December 31, 2019.

U.S. Treasury Securities

From time to time we may purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS. We did not have any U.S. Treasury Securities at March 31, 2020 or December 31, 2019.

The table below summarizes certain characteristics of our Trading Securities at March 31, 2020 and December 31, 2019. We did not have any Interest-Only Securities or U.S. Treasury Securities at March 31, 2020 or December 31, 2019.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	Weighted Average Months to Maturity	Percent of Total
March 31, 2020
Credit Risk Transfer	$821,060	$696,041	4.7%	162	90.9%
Non-Agency Securities	90,721	69,512	5.2%	224	9.1
Total for Credit Risk and Non-Agency Securities	$911,781	$765,553	4.8%	167	100.0%

December 31, 2019
Credit Risk Transfer	$754,729	$803,964	5.9%	114	91.0%
Non-Agency Securities	93,723	79,637	5.2%	226	9.0
Total for Credit Risk and Non-Agency Securities	$848,452	$883,601	5.8%	124	100.0%

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Repurchase Agreements

We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at March 31, 2020 and 25 of which had open repurchases agreements with us at December 31, 2019. We had outstanding balances under our repurchase agreements at March 31, 2020 and December 31, 2019 of $3,465,472 and $11,354,547, respectively, consistent with the increase in our MBS in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2020, the average haircut percentage was 7.34% compared to 5.16% at December 31, 2019. The change in the average haircut percentage is a reflection of the response by our repurchase agreement counterparties to increase collateralization haircut levels on our portfolio of Credit Risk and Non-Agency Securities due to the impact of the COVID-19 pandemic.

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

At March 31, 2020 and December 31, 2019, we had derivatives with a net fair value of $(176,176) and $(47,223), respectively. At March 31, 2020 and December 31, 2019, we had interest rate swap contracts with an aggregate notional balance

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

of $4,000,000 and $7,975,000, respectively. Counterparty risk of derivatives are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to; (1) lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and (2) vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

We also had TBA Agency Securities with an aggregate notional balance of $1,250,000 and 1,000,000 at March 31, 2020 and December 31, 2019, respectively.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net losses of $(369,035) and $(135,198), for the three months ended March 31, 2020 and March 31, 2019, respectively, related to our derivatives.

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

Contractual Obligations and Commitments

We had the following contractual obligations at March 31, 2020:

	Payments Due By Period
Obligations	Total	< 1 Year	≥ 1 and ≤ 3 Years	> 3 and ≤ 5 Years	> 5 Years
Repurchase agreements (1)	$3,465,472	$3,465,472	$—	$—	$—
Interest expense on repurchase agreements	6,706	6,706	—	—	—
Related Party Fees (2)	204,099	29,157	58,314	58,314	58,314
Board of Directors fees (3)	9,457	1,351	2,702	2,702	2,702
Total	$3,685,734	$3,502,686	$61,016	$61,016	$61,016

(1)
At March 31, 2020, BUCKLER accounted for 56.2% of our aggregate borrowings and had an amount at risk of 7.7% of our total stockholders' equity with a weighted average maturity of 27 days on repurchase agreements (refer to Note 7 to the consolidated financial statements).

(2)	Represents fees to be paid to ACM under the terms of the management agreements (refer to Note 9 and Note 15 to the consolidated financial statements).

(3)	Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at March 31, 2020. We had interest rate swap contracts with an aggregate notional balance of $4,000,000, a weighted average swap rate of 1.75% and a weighted average term of 46 months at March 31, 2020. We also entered into $1,250,000 notional of TBA Agency Securities during the three months ended March 31, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

At March 31, 2020, our liquidity totaled $360,056, consisting of $333,884 of cash plus $26,172 of unpledged MBS (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales (refer to Note 11 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at March 31, 2020 and December 31, 2019.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At March 31, 2020 and December 31, 2019, we financed our securities portfolio with $3,465,472 and $11,354,547 of borrowings under repurchase agreements. Our leverage ratios at March 31, 2020 and December 31, 2019, were 4.41:1 and 7.90:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

During the three months ended March 31, 2020, we purchased $6,129,078 of securities using proceeds from repurchase agreements and principal repayments. During the three months ended March 31, 2020, we received cash of $507,170 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $7,889,075 for the three months ended March 31, 2020 and made cash interest payments of approximately $139,313 on our liabilities for the three months ended March 31, 2020.

During the three months ended March 31, 2019, we purchased $6,907,777 of securities using proceeds from repurchase agreements and principal repayments. During the three months ended March 31, 2019, we received cash of $152,112 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $5,105,623 for the three months ended March 31, 2019 and made cash interest payments of approximately $98,627 on our liabilities for the three months ended March 31, 2019.

Cash and cash collateral posted to counterparties provided by (used in) operating activities was $(184,446) and $(11,334), respectively, for the three months ended March 31, 2020 and March 31, 2019. The decrease in cash and cash collateral posted to counterparties related to operating activities is related to the realized loss on our derivatives. Our average securities portfolio was $12,056,794 and $10,909,345 for the three months ended March 31, 2020 and March 31, 2019, respectively. During the three months ended March 31, 2020, we sold 5,303 of Series C Preferred stock under our Preferred C Underwritten Offering and our Preferred C ATM Sales Agreement, for an increase in equity of $129,221. During the three months ended March 31, 2020 we also fully redeemed all 8,383 issued and outstanding shares of our Series B Preferred Stock ($25.00 per share, $209,583 in the aggregate liquidation preference).

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Effects of Margin Requirements, Leverage and Credit Spreads

Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which requires us to pay the difference in cash or pledge additional collateral to meet the obligations under our repurchase agreements. Under our repurchase facilities, our lenders have full discretion to determine the value of the MBS we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly. At March 31, 2020, we received waivers from certain ISDA counterparties related to significant reductions in equity capital that would have otherwise caused a default or termination event.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2020 and December 31, 2019, we financed our securities portfolio with $3,465,472 and $11,354,547 of borrowings under repurchase agreements. Our leverage ratios at March 31, 2020 and December 31, 2019, were 4.41:1 and 7.90:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

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

Off-Balance Sheet Arrangements

At March 31, 2020 and December 31, 2019, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at March 31, 2020 and December 31, 2019, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Declines in the fair values of our available for sale securities that represent credit impairments are also treated as realized losses and reported in net income as other loss. We evaluate available for sale securities for impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider available for sale securities impaired if we (1) intend to sell the available for sale securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and a credit loss exists. Impairment losses recognized establish a new cost basis for the related available for sale securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.

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

•	the impact of the COVID-19 pandemic on our operations;

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

•	our inability to maintain the level of non-taxable returns of capital through the payment of dividends to our stockholders or to pay dividends to our stockholders at all;

•	inflation or deflation;

•	the impact of a shutdown of the U.S. Government;

•	availability of suitable investment opportunities;

•	the degree and nature of our competition, including competition for MBS;

•	changes in our business and investment strategy;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain an exemption from being regulated as a commodity pool operator;

•	our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;

•
the existence of conflicts of interest in our relationship with ACM, BUCKLER, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;

•	our management's competing duties to other affiliated entities, which could result in decisions that are not in the best interest of our stockholders;

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

CFO	Chief Financial Officer of ARMOUR, James Mountain.
Co-CEOs	Co-Chief Executive Officers of ARMOUR, Jeffrey Zimmer and Scott Ulm.
Code	The Internal Revenue Code of 1986.
CPR	Constant prepayment rate.
Credit Risk and Non-Agency Securities	Securities backed by residential mortgages in which we may invest, which are not issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
GAAP	Accounting principles generally accepted in the United States of America.
Ginnie Mae	the Government National Mortgage Administration.
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

Merger	The merger of JMI Acquisition Corporation with and into JAVELIN on April 6, 2016.
MGCL	Maryland General Corporation Law

ARMOUR Residential REIT, Inc.

GLOSSARY OF TERMS (continued)

MRA	Master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions
Multi-Family MBS	MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
NYSE	New York Stock Exchange.
OTTI	Other than temporary impairment.
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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2020 and December 31, 2019. It assumes that the mortgage spread on our MBS remains constant. Actual

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
March 31, 2020 (1)
1.00%	180.15%	(1.36)%	(8.03)%
0.50%	91.97%	(0.56)%	(3.33)%
(0.50)%	(94.39)%	0.27%	1.61%
(1.00)%	(191.58)%	0.33%	1.92%

December 31, 2019
1.00%	(16.52)%	(1.54)%	(14.77)%
0.50%	(7.87)%	(0.59)%	(5.63)%
(0.50)%	3.58%	0.07%	0.62%
(1.00)%	(10.16)%	(0.53)%	(5.12)%

(1)
The March 31, 2020 balance sheet has been impacted by the events surrounding the COVID-19 pandemic and is the result of management's efforts and desire to preserve liquidity and manage risk rather than focus on income generation.

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

The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of March 31, 2020 and December 31, 2019. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

	March 31, 2020		December 31, 2019
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.23)%	(7.58)%	(1.21)%	(11.64)%
+10 BPS	(0.49)%	(3.03)%	(0.48)%	(4.65)%
-10 BPS	0.49%	3.03%	0.48%	4.65%
-25 BPS	1.23%	7.58%	1.21%	11.64%

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

We purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. At March 31, 2020, 58.5% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 41.5%, were assigned below an investment grade rating, or were not rated. At December 31, 2019, 64.5% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 35.5% were assigned below an investment grade rating or were not rated.

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

Market Risk Disclosures (continued)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2020. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.

We expect the novel COVID-19 pandemic to have a significant effect on our results of operations. In addition, it has resulted in significant financial market volatility, and its impact on the global economy appears to be significant. A continuation or worsening of the pandemic will have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our continuing operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. We expect that our results of operations will reflect a negative impact from, among other things, the global pandemic. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain.

Responding to the COVID-19 pandemic, both Fannie Mae and Freddie Mac have announced mortgage forbearance policies that will allow borrowers to delay their mortgage payments for up to one year. Individual states also have adopted or may adopt forbearance policies addressing loan payments, rent payments, foreclosures and evictions. These policies may impact our investments in many ways, some that are foreseeable, others that are not. The impact of high levels of forbearance on our securities portfolio could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the Federal Housing Finance Authority ("FHFA"), the Fed, and federal and state governments. The nature and timing of any such future public policy choices and actions are unpredictable. We expect prepayment speeds on Agency Securities to be affected and scenarios suggesting both slowing and increasing prepayment speeds are plausible. Certain classes of our Credit Risk Transfer securities, in our securities portfolio contain contractual provisions that allow the issuing GSE to declare a credit event based solely on payment delays, including forbearance (even if the issuing GSE ultimately sustains no loss on the underlying loans). While similar forbearance during prior natural disasters did not result in CRT credit events, there can be no assurance as to what stance the GSEs and the FHFA will take on this issue regarding the COVID-19 pandemic forbearance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ARMOUR Residential REIT, Inc.

Issuer Purchases of Equity Securities

The following table presents information regarding our net common stock repurchases made during the three months ended March 31, 2020 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
January 1, 2020 through January 31, 2020	—	$—	—	8,250
February 1, 2020 through February 29, 2020	10	$20.02	10	8,260
March 1, 2020 through March 31, 2020	(50)	$19.47	(50)	8,210
Total	(40)		(40)	8,210

(1)	All shares were repurchased pursuant to our stock repurchase program (the "Repurchase Program") (see Note 11 to the consolidated financial statements).

(2)	Weighted average share price

(3)
On June 4, 2019, the Board increased the repurchase authorization under the Repurchase Program to 9,000 shares. At December 31, 2019, there were 8,250 authorized shares remaining under the current Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 30, 2020, ARMOUR Capital Management LP ("ACM”) waived 40% of the Base Management Fee due from ARMOUR Residential REIT, Inc. (“ARMOUR”) and payable to ACM pursuant to the Sixth Amended and Restated Management Agreement, effective as of November 17, 2017 (the “Agreement”), between the ACM and ARMOUR, beginning with amounts becoming due and payable on or after May 1, 2020. The waiver will continue from month to month until ACM provides notice to ARMOUR. ACM may terminate this waiver for any month by providing notice to ARMOUR on or before the 25th day of the preceding month. This waiver does not constitute a waiver of any other amounts due to ACM from ARMOUR under the Agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the Second Amended and Restated 2009 Stock Incentive Plan.

ARMOUR Residential REIT, Inc.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Articles Supplementary of 7.00% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on April 6,2020)
4.1
Specimen 7.00% Series C Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.3 to ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on January 28, 2020)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2020	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer