Form 10-Q
period 2020-06-30
Armour Residential REIT, Inc.
filed 2020-07-22
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 21, 2020 was 64,689,664.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	June 30, 2020	December 31, 2019
Assets
Cash	$153,258	$181,395
Cash collateral posted to counterparties	27,460	91,771
Investments in securities, at fair value
Agency Securities (including pledged securities of $4,421,226 at June 30, 2020 and $11,188,502 at December 31, 2019)	5,186,224	11,941,766
Credit Risk and Non-Agency Securities (including pledged securities of $0 at June 30, 2020 and $810,549 at December 31, 2019)	65,970	883,601
Derivatives, at fair value	10,620	24,751
Accrued interest receivable	13,007	35,085
Prepaid and other	2,448	9,051
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$5,563,987	$13,272,420
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$4,237,603	$11,354,547
Cash collateral posted by counterparties	8,189	14,958
Payable for unsettled purchases	443,523	358,712
Derivatives, at fair value	18,198	71,974
Accrued interest payable- repurchase agreements	676	31,932
Accounts payable and other accrued expenses	4,567	3,590
Total Liabilities	$4,712,756	$11,835,713

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
7.875% Series B Cumulative Preferred Stock; 8,383 shares issued and outstanding ($209,583 aggregate liquidation preference) at December 31, 2019	—	8
7.00% Series C Cumulative Preferred Stock; 5,303 shares issued and outstanding ($132,588 aggregate liquidation preference) at June 30, 2020	5	—
Common stock, $0.001 par value, 125,000 shares authorized, 64,689 and 58,877 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	65	59
Additional paid-in capital	3,024,246	3,054,604
Accumulated deficit	(2,369,748)	(1,973,437)
Accumulated other comprehensive income	196,663	355,473
Total Stockholders’ Equity	$851,231	$1,436,707
Total Liabilities and Stockholders’ Equity	$5,563,987	$13,272,420
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income:
Agency Securities, net of amortization of premium and fees	$23,648	$113,438	$103,424	$193,270
Credit Risk and Non-Agency Securities, including discount accretion	4,873	13,383	17,228	26,975
Interest-Only Securities	—	251	—	596
U.S. Treasury Securities	—	744	469	1,226
BUCKLER Subordinated loan	29	544	287	1,083
Total Interest Income	$28,550	$128,360	$121,408	$223,150
Interest expense- repurchase agreements	(5,389)	(87,504)	(56,909)	(148,482)
Interest expense- U.S. Treasury Securities sold short	(32)	—	(32)	—
Net Interest Income	$23,129	$40,856	$64,467	$74,668
Other Income (Loss):
Realized gain (loss) on sale available for sale Agency Securities (reclassified from Other comprehensive income (loss))	36,008	(44)	129,333	(2,953)
Credit loss expense	—	—	(1,012)	—
Gain on Agency Securities, trading	7,911	—	7,911	—
Gain (loss) on Credit Risk and Non-Agency Securities	190	(17,699)	(182,922)	(17,203)
Gain on Interest-Only Securities	—	490	—	123
Gain on U.S. Treasury Securities	—	3,453	21,771	2,760
Loss on short sale of U.S. Treasury Securities	(414)	—	(414)	—
Subtotal	$43,695	$(13,800)	$(25,333)	$(17,273)
Realized loss on derivatives (1)	(180,567)	(92,990)	(415,716)	(115,122)
Unrealized gain (loss) on derivatives	173,325	(107,304)	39,438	(220,371)
Subtotal	$(7,242)	$(200,294)	$(376,278)	$(335,493)
Total Other Income (Loss)	$36,453	$(214,094)	$(401,611)	$(352,766)
Expenses:
Management fees	7,382	7,485	14,840	14,743
Professional fees	1,654	912	2,499	1,947
Insurance	183	183	366	348
Compensation	1,357	995	2,822	1,782
Other	205	437	187	713
Total Expenses	$10,781	$10,012	$20,714	$19,533
Less management fees waived	(2,947)	—	(2,947)	—
Total Expenses after fees waived	$7,834	$10,012	$17,767	$19,533
Net Income (Loss)	$51,748	$(183,250)	$(354,911)	$(297,631)
Dividends on preferred stock	(2,320)	(4,274)	(5,147)	(8,533)
Net Income (Loss) available (related) to common stockholders	$49,428	$(187,524)	$(360,058)	$(306,164)
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss) per share available (related) to common stockholders (Note 12):
Basic	$0.78	$(3.14)	$(5.87)	$(5.40)
Diluted	$0.77	$(3.14)	$(5.87)	$(5.40)
Dividends declared per common share	$0.09	$0.57	$0.60	$1.14
Weighted average common shares outstanding:
Basic	63,741	59,654	61,312	56,658
Diluted	64,340	59,654	61,312	56,658

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 8.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$51,748	$(183,250)	$(354,911)	$(297,631)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(36,008)	44	(129,333)	2,953
Reclassification adjustment for credit loss expense on available for sale Agency Securities	—	—	1,012	—
Net unrealized gain (loss) on available for sale Agency Securities	7,654	173,015	(30,489)	357,264
Other comprehensive income (loss)	$(28,354)	$173,059	$(158,810)	$360,217
Comprehensive Income (Loss)	$23,394	$(10,191)	$(513,721)	$62,586

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock				Common Stock
	7.875% Series B		7.00% Series C
	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	8,383	$8	—	$—	58,877	$59	$3,054,604	$(1,973,437)	$355,473	$1,436,707
Series B Preferred dividends	—	—	—	—	—	—	—	(1,375)	—	(1,375)
Series C Preferred dividends	—	—	—	—	—	—	—	(3,772)	—	(3,772)
Common stock dividends	—	—	—	—	—	—	—	(36,253)	—	(36,253)
Series B Preferred stock, called for redemption	(8,383)	(8)	—	—	—	—	(209,575)	—	—	(209,583)
Issuance of Series C Preferred stock, net of expenses	—	—	5,303	5	—	—	129,091	—	—	129,096
Issuance of common stock, net	—	—	—	—	5,767	6	48,880	—	—	48,886
Stock based compensation, net of withholding requirements	—	—	—	—	85	—	2,023		—	2,023
Common stock repurchased, net	—	—	—	—	(40)	—	(777)	—	—	(777)
Net Loss	—	—	—	—	—	—	—	(354,911)	—	(354,911)
Other comprehensive loss	—	—	—	—	—	—	—	—	(158,810)	(158,810)
Balance, June 30, 2020	—	$—	5,303	$5	64,689	$65	$3,024,246	$(2,369,748)	$196,663	$851,231

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(354,911)	$(297,631)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties used in operating activities:
Net amortization of premium on Agency Securities	23,364	17,470
Accretion of net discount on Credit Risk and Non-Agency Securities	(2,529)	(1,505)
Net amortization of Interest-Only Securities	—	1,923
Net amortization of U.S. Treasury Securities	84	(379)
Realized (gain) loss on sale of Agency Securities, available for sale	(129,333)	2,953
Credit loss expense	1,012	—
Gain on Agency Securities, trading	(7,911)	—
Loss on Credit Risk and Non-Agency Securities	182,922	17,203
Gain on Interest-Only Securities	—	(123)
Gain on U.S. Treasury Securities	(21,771)	(2,760)
Loss on short sale of U.S. Treasury Securities	414	—
Stock based compensation	2,023	1,302
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest receivable	22,030	(20,024)
Increase (decrease) in prepaid and other assets	6,603	(337)
Change in derivatives, at fair value	(39,645)	202,829
Increase (decrease) in accrued interest payable- repurchase agreements	(31,256)	33,081
Increase in accounts payable and other accrued expenses	977	2,452
Net cash and cash collateral posted to counterparties used in operating activities	$(347,927)	$(43,546)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(4,727,162)	(7,971,429)
Purchases of Credit Risk and Non-Agency Securities	(237,928)	—
Purchases of U.S. Treasury Securities	(4,621,776)	(1,427,320)
Principal repayments of Agency Securities	666,156	459,784
Principal repayments of Credit Risk and Non-Agency Securities	43,768	15,646
Proceeds from sales of Agency Securities	10,855,465	1,114,121
Proceeds from sales of Credit Risk and Non-Agency Securities	831,398	—
Proceeds from sales of Interest-only Securities	—	18,822
Proceeds from sales of U.S. Treasury Securities	4,643,049	1,529,105
Disbursements on reverse repurchase agreements	(858,156)	—
Receipts from reverse repurchase agreements	858,156	—
Decrease in cash collateral posted by counterparties	(6,769)	(78,512)
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$7,446,201	$(6,339,783)
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

Cash Flows From Financing Activities:
Redemption of Series B Preferred stock, net of expenses	(209,583)	—
Issuance of Series B Preferred stock, net of expenses	—	2,750
Issuance of Series C Preferred stock, net of expenses	129,096	—
Issuance of common stock, net of expenses	48,886	321,892
Proceeds from repurchase agreements	53,582,910	96,704,891
Principal repayments on repurchase agreements	(60,699,854)	(90,445,696)
Series A Preferred stock dividends paid	—	(2,249)
Series B Preferred stock dividends paid	(1,375)	(6,284)
Series C Preferred stock dividends paid	(3,772)	—
Common stock dividends paid	(36,253)	(64,012)
Common stock repurchased, net	(777)	(11,340)
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$(7,190,722)	$6,499,952
Net Increase (decrease) in cash and cash collateral posted to counterparties	(92,448)	116,623
Cash and cash collateral posted to counterparties - beginning of period	273,166	232,199
Cash and cash collateral posted to counterparties - end of period	$180,718	$348,822
Supplemental Disclosure:
Cash paid during the period for interest	$166,358	187,005
Non-Cash Investing Activities:
Payable for unsettled purchases	$(443,523)	—
Net unrealized gain (loss) on available for sale Agency Securities	$(30,489)	357,264
Non-Cash Financing Activities:
Amounts payable for Series A Preferred stock, called for redemption	$—	(54,514)
Amounts receivable for issuance of Preferred B stock	$—	604

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

We invest primarily in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. Other MBS in which we invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency, may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, "Credit Risk and Non-Agency Securities"). From time to time we may also invest in Interest-Only Securities, U.S. Treasury Securities and money market instruments.

Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2020 and December 31, 2019.

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

Revenue Recognition

Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Purchase and sale transactions (including TBA Agency Securities) are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from sales of available for sale securities are reclassified into income from other comprehensive income and are determined using the specific identification method.

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

Investments in Securities:

Fair value for our investments in securities are based on obtaining a valuation for each security from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model. Fair values obtained from the third party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. U.S. Treasury Securities are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$5,186,224	$—	$5,186,224
Credit Risk and Non-Agency Securities	$—	$65,970	$—	$65,970
Derivatives	$—	$10,620	$—	$10,620
Liabilities at Fair Value:
Derivatives	$—	$18,198	$—	$18,198

December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$11,941,766	$—	$11,941,766
Credit Risk and Non-Agency Securities	$—	$883,601	$—	$883,601
Derivatives	$—	$24,751	$—	$24,751
Liabilities at Fair Value:
Derivatives	$—	$71,974	$—	$71,974

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2020 or for the year ended December 31, 2019.

Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at June 30, 2020 and December 31, 2019.

Note 6 - Investments in Securities

As of June 30, 2020 and December 31, 2019, our securities portfolio consisted of $5,252,194 and $12,825,367 of investment securities, at fair value, respectively, and $1,978,196 and $1,006,280 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $10,298 and $(592), at June 30, 2020 and December 31, 2019, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 - Derivatives for additional information). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

The following table summarizes our investments in securities as of June 30, 2020 and December 31, 2019, excluding TBA Agency Securities (see Note 8 - Derivatives for additional information). We designated Agency MBS purchased in the three months ended June 30, 2020, as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments are reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale will continue to be reported in other comprehensive income as required by GAAP.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	Available for Sale Securities	Trading Securities
	Agency	Agency	Credit Risk and Non-Agency	Interest-Only	U.S. Treasuries	Totals
June 30, 2020
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$—	$12,825,367
Purchases (1)	1,768,688	3,043,333	237,928	—	4,621,776	9,671,725
Proceeds from sales	(10,701,096)	(154,369)	(831,398)	—	(4,643,049)	(16,329,912)
Principal repayments	(616,654)	(49,502)	(43,768)	—	—	(709,924)
Gains (losses)	(29,477)	7,911	(182,922)	—	21,357	(183,131)
Credit loss expense	(1,012)	—	—	—	—	(1,012)
Amortization/accretion	(20,268)	(3,096)	2,529	—	(84)	(20,919)
Balance, June 30, 2020	$2,341,947	$2,844,277	$65,970	$—	$—	$5,252,194
Percentage of Portfolio	44.59%	54.15%	1.26%	—%	—%	100.00%

December 31, 2019
Balance, December 31, 2018	$7,051,954	$—	$819,915	$20,623	$98,646	$7,991,138
Purchases (1)	9,130,512	—	138,767	—	1,685,058	10,954,337
Sales	(2,894,339)	—	—	(18,822)	(1,786,090)	(4,699,251)
Principal Repayments	(1,701,406)	—	(53,641)	—	—	(1,755,047)
Gains (losses)	408,954	—	(24,396)	123	2,024	386,705
Amortization/accretion	(53,909)	—	2,956	(1,924)	362	(52,515)
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$—	$12,825,367
Percentage of Portfolio	93.11%		6.89%	—%	—%	100.00%

(1)
Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end. At June 30, 2020 and December 31, 2019, we had investment related payables with respect to unsettled purchases of Agency Securities, trading of $443,523 and Agency Securities, available for sale of $358,712, respectively.

Available for Sale Securities:

During three and six months ended June 30, 2020, we evaluated our available for sale securities to determine if the available sale securities in an unrealized loss position were impaired. It was determined in the first quarter that, as we may have been required to sell certain securities in the near future, we recognized an impairment of $1,012 in our consolidated statements of operations. No credit loss expense was required for the second quarter of 2020. We do not have an allowance for credit losses as all of our available for sale securities consist of Agency MBS.
At June 30, 2019 and December 31, 2019, we evaluated our available for sale securities with unrealized losses to determine whether there was an other than temporary impairment ("OTTI"). At those dates, we also considered whether we intended to sell available for sale securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling available for sale securities. No OTTI was recognized for the three and six months ended June 30, 2019 or for the year ended December 31, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at June 30, 2020 and December 31, 2019. Our available for sale securities had a weighted average coupon of 3.4% and 3.8% at June 30, 2020 and December 31, 2019.

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
June 30, 2020
Total Fannie Mae	$1,579,419	$1,624,933	$(11)	$174,315	$1,799,237
Total Freddie Mac	470,725	489,693	—	22,080	511,773
Total Ginnie Mae	29,969	30,658	(29)	308	30,937
Total	$2,080,113	$2,145,284	$(40)	$196,703	$2,341,947

December 31, 2019
Total Fannie Mae	$8,779,331	$8,975,140	$(291)	$294,937	$9,269,786
Total Freddie Mac	2,522,870	2,587,512	(40)	61,323	2,648,795
Total Ginnie Mae	22,504	23,641	(461)	5	23,185
Total	$11,324,705	$11,586,293	$(792)	$356,265	$11,941,766

The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020	$25,164	$(40)	$—	$—	$25,164	$(40)
December 31, 2019	$2,136	$(10)	$43,939	$(782)	$46,075	$(792)

Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the weighted average lives of our available for sale securities at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$53	$53	$—	$—
≥ 1 year and < 3 years	175,073	168,758	22,237	22,254
≥ 3 years and < 5 years	925,178	883,968	6,542,389	6,365,623
≥ 5 years	1,241,643	1,092,505	5,377,140	5,198,416
Total Available for Sale Securities	$2,341,947	$2,145,284	$11,941,766	$11,586,293

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We use a third party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at June 30, 2020 and December 31, 2019 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.

Trading Securities:

The components of the carrying value of our trading securities at June 30, 2020 and December 31, 2019 are presented in the table below. We did not have any U.S. Treasury Securities or Interest-Only Securities at June 30, 2020 and December 31, 2019.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
June 30, 2020
Agency Securities:
Total Fannie Mae	$2,151,752	$2,296,252	$(2,345)	$8,648	$2,302,555
Total Freddie Mac	510,398	538,979	(145)	2,888	541,722
Total Agency Securities	$2,662,150	$2,835,231	$(2,490)	$11,536	$2,844,277
Credit Risk and Non-Agency Securities:
Credit Risk Transfer	$75,395	$70,289	$(4,319)	$—	$65,970
Total Trading Securities	$2,737,545	$2,905,520	$(6,809)	$11,536	$2,910,247

December 31, 2019
Credit Risk Transfer	$754,729	$751,940	$—	$52,024	$803,964
Non-Agency Securities	93,723	72,904	(3)	6,736	79,637
Total Trading Securities	$848,452	$824,844	$(3)	$58,760	$883,601

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents the unrealized losses and estimated fair value of our trading securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Agency Securities	$817,358	$(2,490)	$—	$—	$817,358	$(2,490)
Credit Risk and Non-Agency Securities	$65,970	$(4,319)	$—	$—	$65,970	$(4,319)

December 31, 2019
Credit Risk and Non-Agency Securities	$362	$(3)	$—	$—	$362	$(3)

The following table summarizes the weighted average lives of our trading securities at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	567,943	571,872	389,883	369,600
≥ 3 years and < 5 years	1,306,206	1,298,630	407,656	375,030
≥ 5 years	1,036,098	1,035,018	86,062	80,214
Total	$2,910,247	$2,905,520	$883,601	$824,844

We use a third party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at June 30, 2020 and December 31, 2019 in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.

 Note 7 - Repurchase Agreements

At June 30, 2020, we had active MRAs with 32 counterparties and had $4,237,603 in outstanding borrowings with 13 of those counterparties. At December 31, 2019, we had $11,354,547 in outstanding borrowings with 25 counterparties.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at June 30, 2020 and December 31, 2019. No amounts below are subject to offsetting.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut (1)
June 30, 2020
Agency Securities
≤ 30 days	$3,990,312	0.25%	10	3.37%
> 30 days to ≤ 60 days	247,291	0.26%	50	3.55%
Total or Weighted Average	$4,237,603	0.25%	13	3.38%

December 31, 2019
Agency Securities
≤ 30 days	$10,241,137	2.56%	8	4.35%
> 30 days to ≤ 60 days	426,147	1.99%	34	4.61%
Total or Weighted Average	$10,667,284	2.54%	9	4.36%

Credit Risk and Non-Agency Securities
≤ 30 days	687,263	2.45%	15	16.25%
Total or Weighted Average	$11,354,547	2.54%	9	5.16%

(1)	The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

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

At June 30, 2020 and December 31, 2019, BUCKLER accounted for 68.6% and 45.0%, respectively, of our aggregate borrowings and had an amount at risk of 10.6% and 14.8%, respectively, of our total stockholders' equity with a weighted average maturity of 9 days and 7 days, respectively, on repurchase agreements (see Note 15 - Related Party Transactions for additional information).

In addition, at June 30, 2020, we had 1 repurchase agreement counterparty that individually accounted for over 5% of our aggregate borrowings. In total, this counterparty accounted for approximately 9.6% of our repurchase agreement borrowings outstanding at June 30, 2020. At December 31, 2019, we had 2 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 12.7% of our repurchase agreement borrowings at December 31, 2019.

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

We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty. A decline in the value of the open positions with the counterparty could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. An event of default or termination event under the standard ISDA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately. In addition, certain of our ISDAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital. During the six months ended June 30, 2020, we received waivers from certain ISDA counterparties related to significant reductions in equity capital that would have otherwise caused a default or termination event.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheets at June 30, 2020 and December 31, 2019.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2020
Interest rate swap contracts	$322	$(18,198)	$27,460	$9,584
TBA Agency Securities	10,298	—	(6,779)	3,519
Totals	$10,620	$(18,198)	$20,681	$13,103

December 31, 2019
Interest rate swap contracts	$23,659	$(70,290)	$83,066	$36,435
TBA Agency Securities	1,092	(1,092)	—	—
Totals	$24,751	$(71,382)	$83,066	$36,435

(1)	See Note 5 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2020
Interest rate swap contracts	$(18,198)	$18,198	$—	$—
Totals	$(18,198)	$18,198	$—	$—

December 31, 2019
Interest rate swap contracts	$(70,290)	$70,290	$—	$—
TBA Agency Securities	(1,684)	1,092	377	(215)
Totals	$(71,974)	$71,382	$377	$(215)

(1)	See Note 5 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019.

		Income (Loss) Recognized
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives	Location on consolidated statements of operations	2020	2019	2020	2019
Interest rate swap contracts:
Realized loss	Realized loss on derivatives	$(199,990)	$(104,801)	(461,374)	(144,347)
Interest income	Realized loss on derivatives	1,339	58,047	27,801	111,792
Interest expense	Realized loss on derivatives	(8,335)	(48,355)	(40,569)	(93,463)
Changes in fair value	Unrealized gain (loss) on derivatives	180,938	(106,791)	29,552	(216,135)
		$(26,048)	(201,900)	$(444,590)	$(342,153)
TBA Agency Securities:
Realized gain	Realized loss on derivatives	26,419	2,119	58,426	10,896
Changes in fair value	Unrealized gain (loss) on derivatives	(7,613)	(513)	9,886	(4,236)
		$18,806	$1,606	$68,312	$6,660
Totals		$(7,242)	$(200,294)	$(376,278)	$(335,493)

    The following tables present information about our derivatives at June 30, 2020 and December 31, 2019.

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
June 30, 2020
< 3 years	$2,605,000	16	0.26%
≥ 3 years and < 5 years	463,000	51	0.14%
≥ 5 years and < 7 years	942,000	78	0.28%
> 7 years	1,102,000	115	0.43%
Total or Weighted Average (2)	$5,112,000	52	0.29%

December 31, 2019
< 3 years	$2,750,000	19	1.66%
≥ 3 years and < 5 years	2,850,000	47	1.84%
≥ 5 years and < 7 years	1,200,000	83	1.86%
> 7 years	1,175,000	118	1.54%
Total or Weighted Average (3)	$7,975,000	53	1.74%

(1)	Pay Fixed/Receive Variable.

(2)	Of this amount, $2,882,000 notional are Fed Funds based swaps, the last of which matures in 2030 and $2,230,000 notional are SOFR based swaps, the last of which matures in 2023.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(3)
Of this amount, $1,025,000 notional are LIBOR based swaps, the last of which matures in 2023; $375,000 notional are SOFR based swaps, the last of which matures in 2024; and $6,575,000 notional are Fed Funds based swaps, the last of which matures in 2029.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
June 30, 2020
15 Year Long
2.0%	$500,000	$513,488	$516,446
2.5%	800,000	834,058	836,250
30 Year Long
2.5%	600,000	620,352	625,500
Total	$1,900,000	$1,967,898	$1,978,196

December 31, 2019
15 Year Long
3.0%	$500,000	$511,055	$511,885
30 Year Long
2.5%	500,000	494,813	494,395
Total (1)	$1,000,000	$1,005,868	$1,006,280

(1)	$1,000,000 notional were forward settling at December 31, 2019.

Note 9 - Commitments and Contingencies

Management

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At June 30, 2020 and June 30, 2019, the effective ARMOUR management fee was 1.01% and 1.00% based on gross equity raised of $2,937,354 and $2,979,026, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and will continue to do so until further notice from ACM. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2020 and December 31, 2019.

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. On September 27, 2019 the court further deferred the matter for six months. On June 15, 2020, co-counsel for the plaintiff filed a notice of supplemental authority requesting to move the matter forward. No further action has been taken by the court.

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

Note 10 - Stock Based Compensation

We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2020, there were 677 shares available for future issuance under the Plan.

Transactions related to awards for the six months ended June 30, 2020 are summarized below:

	June 30, 2020
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	247	$24.82
Granted (1)	502	$17.85
Vested	(102)	$20.74
Forfeited	(48)	$23.14
Unvested RSU Awards Outstanding end of period	599	$19.82

(1)	During the six months ended June 30, 2020, we granted 358 RSUs to ACM and 144 RSUs to the Board.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At June 30, 2020, there was approximately $11,880 of unvested stock based compensation related to the Awards (based on a weighted average grant date price of $19.82 per share), that we expect to recognize as an expense over the remaining average service period of 2.8 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members had the option to participate in the Company's Management Director Compensation and Deferral Program (the "Deferral Program"), beginning with their quarterly fees paid for services through March 31, 2020. The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation.

Note 11 - Stockholders' Equity

Changes in Stockholders' Equity

The following table presents the changes in Stockholders' Equity for the following interim periods.

Stockholders' Equity	March 31, 2020	June 30, 2020	March 31, 2019	June 30, 2019
Balance, beginning of quarter	$1,436,707	$786,250	$1,125,313	$1,486,553
Series B Preferred dividends ($0.1640625 per share)	(1,375)	—	(1,124)	(1,125)
Series C Preferred dividends ($0.14583 per share)	(1,452)	(2,320)	(3,135)	(3,149)
Common stock dividends (1)	(30,377)	(5,876)	(29,814)	(34,198)
Series B Preferred Stock, called for redemption	(209,583)	—	—	(54,514)
Issuance of Series B Preferred Stock	—	—	—	3,354
Issuance of Series C Preferred Stock	129,221	(125)	—	—
Issuance of Common stock, net	—	48,886	321,892	—
Stock based compensation, net of withholding requirements	1,001	1,022	644	658
Common Stock repurchased, net	(777)	—	—	(11,340)
Net income (loss)	(406,659)	51,748	(114,381)	(183,250)
Other comprehensive income (loss)	(130,456)	(28,354)	187,158	173,059
Balance, end of quarter	$786,250	$851,231	$1,486,553	$1,376,048

(1)	See the below table for common stock dividends per share for the six months ended June 30, 2020. Common stock dividends were $0.19 per share for each month for the six months ended June 30, 2019.

Preferred Stock

At June 30, 2020 and December 31, 2019, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 24, 2019, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland to designate 10,320 shares of the Company’s authorized preferred stock, par value $0.001 per share, as additional shares of 7.875% Series B Preferred Stock, thereby increasing the aggregate number of shares of preferred stock designated as Series B Preferred Stock to 17,970 shares. Shares designated as Series B Preferred Stock but unissued totaled 9,587 at December 31, 2019. On January 28, 2020, we filed Articles Supplementary with the Department to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At June 30, 2020, a total of 31,617 shares of our authorized preferred stock remain available for designation as future series.

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

Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"

On January 23, 2020, the Company and ACM, entered into an Underwriting Agreement (the “Underwriting Agreement”) with B. Riley FBR, Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), including, but not limited to, BUCKLER, with respect to (i) the sale by the Company of 3,000 shares (the “Firm Shares”) of the Company’s new 7.00% Series C Preferred Stock ($25.00 liquidation preference per share), $0.001 par value, to the Underwriters with an offering price to the public of $25.00 per share, and (ii) the grant by the Company to the Underwriters of an option to purchase all or part of 450 additional shares of the Series C Preferred Stock during the 30-day period following the execution of the Underwriting Agreement with the same offering price per share to the public to cover over-allotments. On January 24, 2020, the Underwriters exercised the option to purchase all 450 additional shares of the Series C Preferred Stock. On January 28, 2020, the Company completed the sale of 3,450 total shares. Total proceeds were $83,282, net of issuance costs and commissions of $2,968.

On January 29, 2020, the Company entered into an Equity Sales Agreement with B. Riley FBR, Inc. and BUCKLER, as sales agents (individually and collectively, the “Agents’), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one of more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Equity Sales Agreement relates to a proposed “at-the-market” offering. The Company used the net proceeds from the offering as a portion of the funds to redeem 100% of the outstanding Series B Preferred Stock as described above. During the six months ended June 30, 2020, we sold 1,853 shares under this agreement for proceeds of $45,814, net of issuance costs and commissions of approximately $715.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Common Stock

At June 30, 2020 and December 31, 2019, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 64,689 shares of common stock issued and outstanding at June 30, 2020 and 58,877 shares of common stock issued and outstanding at December 31, 2019.

On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. On April 3, 2020, the Common stock ATM Sales Agreement was amended to add B. Riley, FBR, Inc. as a sales agent. On May 4, 2020 the Common stock ATM Sales Agreement was amended to increase the number of shares available for sale pursuant to the terms of the Common Stock ATM Sales Agreement. In accordance with the terms of the Common Stock ATM Sales agreement, as amended, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the agreement, we will pay the agent designated to sell our shares, an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. During the six months ended June 30, 2020, we sold 5,767 shares under this agreement for proceeds of $48,886, net of issuance costs and commissions of approximately $882.

See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.

Common Stock Repurchased

At June 30, 2020 and December 31, 2019, there were 8,210 and 8,250 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Raising Activities

The following tables present our equity transactions for the six months ended June 30, 2020 and for the year ended December 31, 2019.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
June 30, 2020
Preferred C Underwritten Offering	January 28, 2020	3,450	$24.14	$83,282
Preferred C ATM Sales Agreement	January 30, 2020 - March 31, 2020	1,853	$24.72	$45,814
Common stock ATM Sales Agreement	April 7, 2020 - June 8, 2020	5,767	$8.48	$48,886
Common stock repurchases, net	February 26, 2020 - March 3, 2020	(40)	$19.42	$(777)

December 31, 2019
Preferred B ATM Sales Agreement	June 6, 2019 - June 19, 2019	100	$24.81	$2,489
Preferred B ATM Sales Agreement	June 25, 2019 - December 31, 2019	1,914	$24.74	$47,306
Common Stock ATM Sales Agreement	January 4, 2019 - January 11, 2019	884	$20.98	$18,540
January Public Offering	January 17, 2019	6,900	$20.00	$137,946
February Public Offering	February 22, 2019 - February 27, 2019	8,280	$19.98	$165,374
Common stock repurchases	May 31, 2019 - December 31, 2019	(1,000)	$17.77	$(17,768)

(1)	Weighted average price

Dividends

The following table presents our Series B Preferred Stock dividend transactions prior to full redemption. The table below does not include the final dividend amount of $1,375 that was paid on February 27, 2020 to holders of record on February 15, 2020. This amount is recorded in other expense in our consolidated statements of operations.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2020	January 27, 2020	$0.164063	$1,375

The following table presents our Series C Preferred Stock dividend transactions for the six months ended June 30, 2020.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
February 15, 2020	February 27, 2020	$0.14583	$678.1
March 15, 2020	March 27, 2020	$0.14583	773.4
April 15, 2020	April 27, 2020	$0.14583	773.4
May 15, 2020	May 27, 2020	$0.14583	773.4
June 15, 2020	June 29, 2020	$0.14583	773.4
Total dividends paid			$3,771.7

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our common stock dividend transactions for the six months ended June 30, 2020. There were no common stock dividend transactions for April and May 2020.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2020	January 30, 2020	$0.17	$10,126
February 14, 2020	February 27, 2020	$0.17	10,131
March 16, 2020	March 27, 2020	$0.17	10,120
June 15, 2020	June 29, 2020	$0.09	5,876
Total dividends paid			$36,253

Note 12 - Net Loss per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and six months ended June 30, 2020 and June 30, 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$51,748	$(183,250)	$(354,911)	$(297,631)
Less: Preferred dividends	(2,320)	(4,274)	(5,147)	(8,533)
Net Income (Loss) available (related) to common stockholders	$49,428	$(187,524)	$(360,058)	$(306,164)

Weighted average common shares outstanding – basic	63,741	59,654	61,312	56,658
Add: Effect of dilutive non-vested awards, assumed vested	599	—	—	—
Weighted average common shares outstanding – diluted	64,340	59,654	61,312	56,658

Note 13 - Comprehensive Income (Loss) per Common Share

The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three and six months ended June 30, 2020 and June 30, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive Income (Loss)	$23,394	$(10,191)	$(513,721)	$62,586
Less: Preferred dividends	(2,320)	(4,274)	(5,147)	(8,533)
Comprehensive Income (Loss) available (related) to common stockholders	$21,074	$(14,465)	$(518,868)	$54,053
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$0.33	$(0.24)	$(8.46)	$0.95
Diluted	$0.33	$(0.24)	$(8.46)	$0.95
Weighted average common shares outstanding:
Basic	63,741	59,654	61,312	56,658
Add: Effect of dilutive non-vested awards, assumed vested	599	—	—	305
Diluted	64,340	59,654	61,312	56,963

Note 14 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income (loss) for the three and six months ended June 30, 2020 and June 30, 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net income (loss)	$51,748	$(183,250)	$(354,911)	$(297,631)
Book to tax differences:
TRS (income) loss	(132)	79	(69)	(153)
Premium amortization expense	(80)	—	(80)	—
Agency Securities, trading	(7,911)	—	(7,911)	—
Credit Risk and Non-Agency Securities	(682)	17,194	181,564	15,922
Interest-Only Securities	—	(463)	—	85
U.S. Treasury Securities	414	(3,453)	(21,357)	(2,760)
Changes in interest rate contracts	245	209,985	363,510	353,821
Credit loss expense	—	—	1,012	—
(Gain) loss on Security Sales	(36,008)	44	(129,333)	2,953
Amortization of deferred hedging costs	(41,287)	(15,405)	(61,160)	(29,051)
Series B Cumulative Preferred Stock dividend - Called for redemption	—	—	1,375	—
Other	467	5	472	9
Estimated REIT taxable income (loss)	$(33,226)	$24,736	$(26,888)	$43,195

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

The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income. During the six months ended June 30, 2020, we recorded $36 of income tax expense attributable to our TRS.

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2020 by approximately $508,230, or approximately $7.86 per common share (based on the 64,689 common shares then outstanding).

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $8,196 and $41,400 for the three and six months ended June 30, 2020 (including the final dividend on the Series B Preferred Stock, called for redemption of $1,375 paid on February 27, 2020 to holders of record on February 15, 2020). For the three and six months ended June 30, 2019, total dividend payments to stockholders were $38,472 and $72,545. Our estimated REIT taxable income (loss) available for distribution as dividends was $(33,226) and $24,736 and $(26,888) and $43,195 for the three and six months ended June 30, 2020 and June 30, 2019, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 - Related Party Transactions

ACM

Management:

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2027 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. The JAVELIN management agreement renewed on October 5, 2017, for a one-year period, with the base management fee thereunder reduced to one dollar for the entirety of the renewal term.It will automatically renew for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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

The following table reconciles the fees incurred in accordance with the ARMOUR management agreement for the three and six months ended June 30, 2020 and June 30, 2019. ACM began waiving 40% of its management fee during the second quarter of 2020 and will continue to do so until further notice from ACM.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
ARMOUR management fees	$7,368	$7,472	$14,812	$14,716
Less management fees waived	(2,947)	—	(2,947)	—
Total Management fee expense	$4,421	$7,472	$11,865	$14,716

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the three and six months ended June 30, 2020 and June 30, 2019, we reimbursed ACM $31 and $148 and $39 and $67 for other expenses incurred on our behalf. In 2013, 2017 and 2020, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that generally vest over 5 years. In November 2017 and January 2020, we elected to grant restricted stock unit awards to the Board. We recognized stock based compensation expense of $98 and $284 and $87 and $184 for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

BUCKLER

In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $629 at June 30, 2020 and $381 at December 31, 2019, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For the six months ended June 30, 2020, we have earned $1,265 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2021. See Note 11 - Stockholders' Equity for discussion of equity transactions with BUCKLER.

We previously entered into three subordinated loan agreements with BUCKLER, totaling $105.0 million. On March 18, 2019, these three subordinated loan agreements were consolidated into one loan of $105.0 million, maturing on April 1, 2022. During the three months ended June 30, 2020, we agreed to extend the maturity of the loan to May 1, 2025. BUCKLER

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

may at its option after obtaining regulatory approval repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three and six months ended June 30, 2020 and June 30, 2019, the Company earned $29 and $287 and $544 and $1,083 respectively, of interest.

The table below summarizes other transactions with BUCKLER at June 30, 2020 and December 31, 2019.

Transactions with BUCKLER	June 30, 2020	December 31, 2019
Repurchase agreements (1)	$2,906,648	$5,107,101
Interest on repurchase agreements	$35,397	$120,090
Collateral posted on repurchase agreements	$3,020,778	$5,341,487

(1)	See also Note 7, Repurchase Agreements for transactions with BUCKLER.

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

Common Stock

A cash dividend of $0.10 per outstanding common share, or $6,531 in the aggregate, will be paid on July 30, 2020 to holders of record on July 15, 2020. We have also declared a cash dividend of $0.10 per outstanding common share payable August 28, 2020 to holders of record on August 17, 2020.

Series C Preferred Stock

A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $773 in the aggregate, will be paid on July 27, 2020 to holders of record on July 15, 2020. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable August 27, 2020 to holders of record on August 15, 2020 and payable September 28, 2020 to holders of record on September 15, 2020.

ACM Management Agreement

On July 21, 2020, the current expiration date of the base term of the management agreement was extended to June 18, 2027.

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

We invest primarily in MBS which are issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining MBS in which we invest are either backed by hybrid adjustable rate or adjustable rate loans. Other MBS in which we may invest, for which the payment of principal and interest is not guaranteed by a GSE or government agency, may benefit from credit enhancement derived from structural elements such as subordination, over collateralization or insurance (collectively, "Credit Risk and Non-Agency Securities"). From time to time, we may also invest in Interest-Only Securities, U.S. Treasury Securities and money market instruments.

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

Market and Interest Rate Trends and the Effect on our Securities Portfolio:

Second Quarter 2020 Trends

The novel Coronavirus ("COVID-19") pandemic has been unprecedented and continues to have a real-time impact on all business sectors. The strong intervention by the Federal Reserve helped stabilize the agency residential and commercial mortgage-backed securities and recover a large amount of the spread widening that took place during the month of March. ARMOUR acted aggressively to mitigate risk, moderate leverage and maximize liquidity and activated its remote work environment protocol to minimize health and operational risks. The Company's remote work environment protocol has allowed our operations to remain fully functional while we work remotely. The Company remains focused on prioritizing liquidity through this period of increased market volatility and financial risks. The Company continues to meet all of its obligations to repurchase agreement counterparties in a timely manner, while prudently managing the risk of its assets and hedges portfolios.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

See Item 1A. "Risk Factors" for further discussion of the possible impact of COVID-19 pandemic on our business in our Quarterly Report filed on Form 10–Q for the quarter ended March 31, 2020, filed with the SEC on May 1, 2020.

Credit Risk Transfer securities (CRTs) exhibited extreme volatility in March and April of 2020 amidst a broad market disruption associated with the COVID-19 pandemic and regulatory uncertainty. As a result, the market for CRT exhibited severely reduced liquidity, limited financing availability, and significantly more expensive and more restrictive terms where financing was offered. We determined that securities that can exhibit these characteristics did not fit with our investment strategy and liquidated substantially all of our CRT positions during the second quarter of 2020.

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

Short-term Interest Rates and Funding Costs

Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made from June 2018 to June 2020.

Meeting Date	Lower Bound	Higher Bound
March 16, 2020	0.00%	0.25%
March 3, 2020	1.00%	1.25%
October 2019	1.50%	1.75%
September 2019	1.75%	2.00%
July 2019	2.00%	2.25%
December 2018	2.25%	2.50%
September 2018	2.00%	2.25%
June 2018	1.75%	2.00%

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly average from June 30, 2018 to June 30, 2020.

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

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss) Summary

The following is a summary of our consolidated results of operations for the periods presented:

Our results for the six months ended June 30, 2020, were significantly impacted by the novel Coronavirus outbreak that started in the second week of March 2020. To increase liquidity, we significantly reduced our portfolio of Agency Securities (including TBA Agency Securities) by 45% from December 31, 2019. For the three months ended June 30, 2020, we continued to be effected by the novel Coronavirus outbreak and the results of operations reflect the liquidation of substantially all of our CRT positions and our move to Agency Securities. The net income (loss) for the six months ended June 30, 2020, reflected realized losses on our interest rate swaps due to declines in interest rates in the quarter and our exit from notional positions as well as fair value losses on our Credit Risk Transfer securities.

Net Interest Income

Net interest income is a function of both our securities portfolio size and net interest rate spread.

2020 vs. 2019

•	Our average securities portfolio, including TBA Agency Securities, decreased 29.5% from $12,493,537 for the six months ended June 30, 2019 to $8,803,773 for the six months ended June 30, 2020.

•	Our average securities portfolio yield decreased 1.17% and our cost of funds decreased 1.40% quarter over quarter.

•
Net interest income decreased from 2019 to 2020 due to a lower average securities portfolio balance. This was partially offset by the increase in our portfolio yield. Our net interest rate spread was 1.63% and 1.40% at June 30, 2020 and June 30, 2019, respectively.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income:
Agency Securities, net of amortization of premium and fees	$23,648	$113,438	$103,424	$193,270
Credit Risk and Non-Agency Securities, including discount accretion	4,873	13,383	17,228	26,975
Interest-Only Securities	—	251	—	596
U.S. Treasury Securities	—	744	469	1,226
BUCKLER Subordinated loan	29	544	287	1,083
Total Interest Income	$28,550	$128,360	$121,408	$223,150
Interest expense- repurchase agreements	(5,389)	(87,504)	(56,909)	(148,482)
Interest expense- U.S. Treasury Securities sold short	(32)	—	(32)	—
Net Interest Income	$23,129	$40,856	$64,467	$74,668

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
June 2020	2.53%	0.90%	1.63%	0.55%
March 2020	3.18%	1.95%	1.23%	1.94%
December 2019	3.63%	2.14%	1.49%	2.14%
September 2019	3.56%	2.25%	1.31%	2.55%
June 2019	3.70%	2.30%	1.40%	2.69%
March 2019	3.65%	2.03%	1.62%	2.71%
December 2018	3.59%	1.92%	1.67%	2.55%
September 2018	3.46%	1.82%	1.64%	2.30%
June 2018	3.13%	1.57%	1.56%	2.10%

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Other Income (Loss)

2020 vs. 2019

•
Gains (losses) on Agency Securities, available for sale, resulted from sales during the three and six months ended June 30, 2020 of $923,723 and $10,701,096 compared to $96,725 and $1,114,121 during the three and six months ended June 30, 2019.

•
During three and six months ended June 30, 2020, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. It was determined in the first quarter that, as we may have been required to sell certain securities in the near future, we recognized an impairment of $1,012 in our consolidated statements of operations. No credit loss expense was required for the second quarter of 2020.

•
Gains on Agency Securities, trading, resulted from the change in fair value of the securities as well as sales during the three months ended June 30, 2020. The change in fair value of the securities was $9,045 for the three months ended June 30, 2020. For the three months ended June 30, 2020, we sold $154,369 securities which resulted in a loss of $1,134.

•	Gain (loss) on Credit Risk and Non-Agency Securities results from the sales of securities as well as the change in fair value of the securities.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

•
Gain on Interest-Only Securities in Q1 2019, resulted from the change in the fair value of these securities of $682 as well as the sale of $18,822 Interest-Only Securities in Q2 2019, which resulted in a loss of $(805). We did not have Interest-Only Securities at June 30, 2020.

•
Sales of U.S. Treasury Securities of $3,785,248, resulted in a realized gain of $21,771 for the six months ended June 30, 2020. Sales of U.S. Treasury Securities of $1,329,660 and $1,529,105 for the three and six months ended June 30, 2019 resulted in realized gains of $3,453 and $2,703, respectively. The change in fair value of the securities was $57 for the six months ended June 30, 2019.

•	Gain (losses) on Derivatives resulted from a combination of the following:

◦	Changes in interest rates resulted in unrealized gains on derivatives for the three and six months ended June 30, 2020 compared to unrealized for the three and six months ended June 30, 2019.

◦
The decrease in our total interest rate swap contracts' aggregate notional balance from $7,975,000 at December 31, 2019 to $5,112,000 at June 30, 2020, resulted in realized losses on interest rate swap terminations for the three and six months ended June 30, 2020.

◦
The increase in TBA prices and in our total TBA Agency Securities aggregate notional balance from $1,000,000 at December 31, 2019 to $1,900,000 at June 30, 2020 resulted in $18,806 and $68,312 of income for the three and six months ended June 30, 2020 compared to the prior periods of $1,606 and $6,660.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Other Income (Loss):
Realized gain (loss) on sale available for sale Agency Securities (reclassified from Other comprehensive income (loss))	36,008	(44)	129,333	(2,953)
Credit loss expense	—	—	(1,012)	—
Gain on Agency Securities, trading	7,911	—	7,911	—
Gain (loss) on Credit Risk and Non-Agency Securities	190	(17,699)	(182,922)	(17,203)
Gain on Interest-Only Securities	—	490	—	123
Gain on U.S. Treasury Securities	—	3,453	21,771	2,760
Loss on short sale of U.S. Treasury Securities	(414)	—	(414)	—
Subtotal	$43,695	$(13,800)	$(25,333)	$(17,273)
Realized loss on derivatives	(180,567)	(92,990)	(415,716)	(115,122)
Unrealized gain (loss) on derivatives	173,325	(107,304)	39,438	(220,371)
Subtotal	$(7,242)	$(200,294)	$(376,278)	$(335,493)
Total Other Income (Loss)	$36,453	$(214,094)	$(401,611)	$(352,766)

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,937,354 at June 30, 2020, compared to $2,979,026 at June 30, 2019, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and will continue to do so until further notice from ACM. To date, ACM has waived management fees of $2,947.

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

Compensation includes both non-executive director compensation as well as the restricted stock units awarded to our executive officers and other ACM employees through ACM. The fluctuation from year to year is due to the number of awards vesting to our executive officers and other ACM employees.

Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar stockholder related expenses, net of other miscellaneous income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Expenses:
Management fees	7,382	7,485	14,840	14,743
Professional fees	1,654	912	2,499	1,947
Insurance	183	183	366	348
Compensation	1,357	995	2,822	1,782
Other	205	437	187	713
Total Expenses	$10,781	$10,012	$20,714	$19,533
Less management fees waived	(2,947)	—	(2,947)	—
Total Expenses after fees waived	$7,834	$10,012	$17,767	$19,533

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

We designated Agency MBS purchased in the three months ended June 30, 2020 as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency MBS positions designated as “available for sale” will continue to be reported in other comprehensive income as required by GAAP.

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

The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
June 30, 2020	$65,970	$—	$—	$65,970
December 31, 2019	$570,332	$233,418	$79,851	$883,601

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The table below summarizes certain characteristics of our investments in securities at June 30, 2020 and December 31, 2019. We did not have any Interest-Only Securities or U.S. Treasury Securities at June 30, 2020 or December 31, 2019.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
June 30, 2020
Agency Securities:
Total Fannie Mae	$3,731,171	$4,101,792	3.4%	9.1%	249	56.7%
Total Freddie Mac	981,123	1,053,495	3.6%	21.6%	261	14.6
Total Ginnie Mae	29,969	30,937	3.5%	10.1%	213	0.4
Total Agency Securities	$4,742,263	$5,186,224	3.4%	11.7%	251	71.7%
TBA Agency Securities:
15 Year Long (2)	1,300,000	1,352,696	2.3%	n/a	n/a	18.7
30 Year Long (2)	600,000	625,500	2.5%	n/a	n/a	8.7
Total TBA Agency Securities	$1,900,000	$1,978,196	2.4%	n/a	n/a	27.4%
Credit Risk and Non-Agency Securities:
Credit Risk Transfer	$75,395	$65,970	3.0%	n/a	47	0.9%
Total Investments in Securities	$6,717,658	$7,230,390				100.0%

December 31, 2019
Agency Securities:
Total Fannie Mae	$8,779,331	$9,269,786	3.7%	14.4%	239	67.0%
Total Freddie Mac	2,522,870	2,648,795	3.9%	20.7%	329	19.2
Total Ginnie Mae	22,504	23,185	3.7%	11.6%	233	0.1
Total Agency Securities	$11,324,705	$11,941,766	3.8%	15.8%	259	86.3%
TBA Agency Securities:
15 Year Long (2)	500,000	511,885	3.0%	n/a	n/a	3.7%
30 Year Long (2)	500,000	494,395	2.5%	n/a	n/a	3.6%
Total TBA Agency Securities	$1,000,000	$1,006,280	2.8%	n/a	n/a	7.3%
Credit Risk and Non-Agency Securities:
Credit Risk Transfer	$754,729	$803,964	5.9%	n/a	114	5.8%
Non-Agency Securities	93,723	79,637	5.2%	n/a	226	0.6
Total for Credit Risk and Non-Agency Securities	$848,452	$883,601	5.8%	n/a	124	6.4%
Total Investments in Securities	$13,173,157	$13,831,647				100.0%

(1)	Weighted average CPR during the quarter for the securities owned at June 30, 2020 and December 31, 2019.

(2)
Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities are reported at net carrying values of $10,298 and $(592), at June 30, 2020 and December 31, 2019, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Repurchase Agreements

We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 13 of which had open repurchase agreements with us at June 30, 2020 and 25 of which had open repurchases agreements with us at December 31, 2019. We had outstanding balances under our repurchase agreements at June 30, 2020 and December 31, 2019 of $4,237,603 and $11,354,547, respectively, consistent with the increase in our MBS in our securities portfolio.

Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2020, the average haircut percentage was 3.38% compared to 5.16% at December 31, 2019. The change in the average haircut percentage is a reflection of the decrease in our portfolio and the level of financing of our Credit Risk and Non-Agency Securities which have higher haircut levels than our Agency Securities.

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

At June 30, 2020 and December 31, 2019, we had derivatives with a net fair value of $(7,578) and $(47,223), respectively. At June 30, 2020 and December 31, 2019, we had interest rate swap contracts with an aggregate notional balance

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

of $5,112,000 and $7,975,000, respectively. Counterparty risk of derivatives are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to; (1) lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and (2) vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

We also had TBA Agency Securities with an aggregate notional balance of $1,900,000 and $1,000,000 at June 30, 2020 and December 31, 2019, respectively.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net losses of $(7,242) and $(376,278) and $(200,294) and $(335,493), for the three and six months ended June 30, 2020 and June 30, 2019, respectively, related to our derivatives.

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

Contractual Obligations and Commitments

We had the following contractual obligations at June 30, 2020:

	Payments Due By Period
Obligations	Total	< 1 Year	≥ 1 and ≤ 3 Years	> 3 and ≤ 5 Years	> 5 Years
Repurchase agreements (1)	$4,237,603	$4,237,603	$—	$—	$—
Interest expense on repurchase agreements	1,027	1,027	—	—	—
Related Party Fees (2)	206,710	29,530	59,060	59,060	59,060
Board of Directors fees (3)	9,457	1,351	2,702	2,702	2,702
Total	$4,454,797	$4,269,511	$61,762	$61,762	$61,762

(1)
At June 30, 2020, BUCKLER accounted for 68.6% of our aggregate borrowings and had an amount at risk of 10.6% of our total stockholders' equity with a weighted average maturity of 9 days on repurchase agreements (refer to Note 7 to the consolidated financial statements).

(2)	Represents fees to be paid to ACM under the terms of the management agreements, excluding the management fee waived, (refer to Note 9 and Note 15 to the consolidated financial statements).

(3)	Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at June 30, 2020. We had interest rate swap contracts with an aggregate notional balance of $5,112,000, a weighted average swap rate of 0.29% and a weighted average term of 52 months at June 30, 2020. We also entered into $1,900,000 notional of TBA Agency Securities during the three months ended June 30, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

At June 30, 2020, our liquidity totaled $540,458, consisting of $153,258 of cash plus $387,200 of unpledged MBS (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales (refer to Note 11 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at June 30, 2020 and December 31, 2019.

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At June 30, 2020 and December 31, 2019, we financed our securities portfolio with $4,237,603 and $11,354,547 of borrowings under repurchase agreements. Our leverage ratios at June 30, 2020 and December 31, 2019, were 4.98:1 and 7.90:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

During the six months ended June 30, 2020, we purchased $10,030,389 of securities using proceeds from repurchase agreements and principal repayments. During the six months ended June 30, 2020, we received cash of $709,924 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $7,116,944 for the six months ended June 30, 2020 and made cash interest payments of approximately $166,358 on our liabilities for the six months ended June 30, 2020.

During the six months ended June 30, 2019, we purchased $9,398,749 of securities using proceeds from repurchase agreements and principal repayments. During the six months ended June 30, 2019, we received cash of $475,430 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $6,259,195 for the six months ended June 30, 2019 and made cash interest payments of approximately $187,005 on our liabilities for the six months ended June 30, 2019.

Cash and cash collateral posted to counterparties used in operating activities was $(347,927) and $(43,546), respectively, for the six months ended June 30, 2020 and June 30, 2019. The decrease in cash and cash collateral posted to counterparties related to operating activities was due to our exit from notional interest rate swap positions. Our average securities portfolio was $8,803,773 and $12,493,537 for the six months ended June 30, 2020 and June 30, 2019, respectively. During the six months ended June 30, 2020, we sold 5,303 of Series C Preferred stock under our Preferred C Underwritten Offering and our Preferred C ATM Sales Agreement, for an increase in equity of $129,096. During the six months ended June 30, 2020 we also fully redeemed all 8,383 issued and outstanding shares of our Series B Preferred Stock ($25.00 per share, $209,583 in the aggregate liquidation preference). During the six months ended June 30, 2020, we sold 5,767 shares under

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

our Common stock ATM Sales Agreement, for an increase in equity of $48,886 (see Note 11 to the consolidated financial statements).

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Effects of Margin Requirements, Leverage and Credit Spreads

Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which requires us to pay the difference in cash or pledge additional collateral to meet the obligations under our repurchase agreements. Under our repurchase facilities, our lenders have full discretion to determine the value of the MBS we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly. During the six months ended June 30, 2020, we received waivers from certain ISDA counterparties related to significant reductions in equity capital that would have otherwise caused a default or termination event.

We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At June 30, 2020 and December 31, 2019, we financed our securities portfolio with $4,237,603 and $11,354,547 of borrowings under repurchase agreements. Our leverage ratios at June 30, 2020 and December 31, 2019, were 4.98:1 and 7.90:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

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

Off-Balance Sheet Arrangements

At June 30, 2020 and December 31, 2019, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at June 30, 2020 and December 31, 2019, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

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

•	The potential for Buckler's inability to access attractive repurchase financing on our behalf or secure profitable third party business;

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

•	our management's competing duties to other affiliated entities, which could result in decisions that are not in the best interest of our stockholders;

•	changes in personnel at ACM or the availability of qualified personnel at ACM;

•	limitations imposed on our business by our status as a REIT under the Code;

•	the potential burdens on our business of maintaining our exclusion from the 1940 Act and possible consequences of losing that exclusion;

•	changes in GAAP, including interpretations thereof; and

•	changes in applicable laws and regulations.

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

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2020 and December 31, 2019. It assumes that the mortgage spread on our MBS remains constant. Actual

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
June 30, 2020
1.00%	19.49%	(0.87)%	(7.41)%
0.50%	9.53%	(0.26)%	(2.20)%
(0.50)%	2.28%	0.02%	0.20%
(1.00)%	0.04%	(0.13)%	(1.10)%

December 31, 2019
1.00%	(16.52)%	(1.54)%	(14.77)%
0.50%	(7.87)%	(0.59)%	(5.63)%
(0.50)%	3.58%	0.07%	0.62%
(1.00)%	(10.16)%	(0.53)%	(5.12)%

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

The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of June 30, 2020 and December 31, 2019. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

	June 30, 2020		December 31, 2019
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.12)%	(9.51)%	(1.21)%	(11.64)%
+10 BPS	(0.45)%	(3.81)%	(0.48)%	(4.65)%
-10 BPS	0.45%	3.81%	0.48%	4.65%
-25 BPS	1.12%	9.51%	1.21%	11.64%

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

We purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. At June 30, 2020, 100.0% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 0.0%, were assigned below an investment grade rating, or were not rated. At December 31, 2019, 64.5% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 35.5% were assigned below an investment grade rating or were not rated.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2020. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 1, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 21, 2020, ARMOUR Residential REIT, Inc. (“ARMOUR”) and ARMOUR Capital Management LP, the external manager of ARMOUR (“ACM”), further amended and restated the management agreement between ARMOUR and ACM (as further amended and restated, the “Seventh Amended and Restated Management Agreement”) to extend the base term of the management agreement by three (3) additional years from June 18, 2024, the current expiration date of the base term of the management agreement, to June 18, 2027.  The termination and extension procedures and all other terms in the management agreement remain unchanged. Such Seventh Amended and Restated Management Agreement replaces in its entirety the existing Sixth Amended and Restated Management Agreement, dated and effective as of November 20, 2017.

A copy of the Seventh Amended and Restated Management Agreement is attached to this quarterly report on Form 10-Q as exhibit 10.1 and is incorporated herein by reference. The foregoing description of certain material terms of the Seventh Amended and Restated Management Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to such exhibit.

ARMOUR Residential REIT, Inc.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
10.1	Seventh Amended and Restated Management Agreement, dated and effective as of July 21, 2020, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 22, 2020	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer