Form 10-Q
period 2020-09-30
Armour Residential REIT, Inc.
filed 2020-10-21
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of October 20, 2020 was 64,730,155.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	September 30, 2020	December 31, 2019
Assets
Cash	$250,942	$181,395
Cash collateral posted to counterparties	16,686	91,771
Investments in securities, at fair value
Agency Securities (including pledged securities of $4,706,610 at September 30, 2020 and $11,188,502 at December 31, 2019)	5,545,765	11,941,766
Credit Risk and Non-Agency Securities (including pledged securities of $810,549 at December 31, 2019)	—	883,601
Derivatives, at fair value	10,557	24,751
Accrued interest receivable	13,215	35,085
Prepaid and other	2,336	9,051
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$5,944,501	$13,272,420
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$4,510,795	$11,354,547
Cash collateral posted by counterparties	4,100	14,958
Payable for unsettled purchases	518,552	358,712
Derivatives, at fair value	13,388	71,974
Accrued interest payable- repurchase agreements	1,289	31,932
Accounts payable and other accrued expenses	4,108	3,590
Total Liabilities	$5,052,232	$11,835,713

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
7.875% Series B Cumulative Preferred Stock; 8,383 shares issued and outstanding ($209,583 aggregate liquidation preference) at December 31, 2019	—	8
7.00% Series C Cumulative Preferred Stock; 5,303 shares issued and outstanding ($132,588 aggregate liquidation preference) at September 30, 2020	5	—
Common stock, $0.001 par value, 125,000 shares authorized, 64,730 and 58,877 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	65	59
Additional paid-in capital	3,025,274	3,054,604
Accumulated deficit	(2,333,272)	(1,973,437)
Accumulated other comprehensive income	200,197	355,473
Total Stockholders’ Equity	$892,269	$1,436,707
Total Liabilities and Stockholders’ Equity	$5,944,501	$13,272,420
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income:
Agency Securities, net of amortization of premium and fees	$25,188	$102,134	$128,612	$295,405
Credit Risk and Non-Agency Securities, including discount accretion	518	13,158	17,746	40,134
Interest-Only Securities	—	—	—	596
U.S. Treasury Securities	—	128	469	1,353
BUCKLER Subordinated loan	24	479	312	1,562
Total Interest Income	$25,730	$115,899	$147,139	$339,050
Interest expense- repurchase agreements	(2,954)	(80,293)	(59,863)	(228,775)
Interest expense- U.S. Treasury Securities sold short	—	—	(32)	—
Net Interest Income	$22,776	$35,606	$87,244	$110,275
Other Income (Loss):
Realized gain on sale of available for sale Agency Securities (reclassified from Other comprehensive income (loss))	9,468	4,569	138,802	1,615
Credit loss expense	—	—	(1,012)	—
Gain on Agency Securities, trading	12,149	—	20,060	—
Loss on Credit Risk and Non-Agency Securities	(6,633)	(8,842)	(189,555)	(26,045)
Gain on Interest-Only Securities	—	—	—	123
Gain (loss) on U.S. Treasury Securities	—	(736)	21,771	2,024
Loss on short sale of U.S. Treasury Securities	—	—	(414)	—
Subtotal	$14,984	$(5,009)	$(10,348)	$(22,283)
Realized gain (loss) on derivatives (1)	20,866	(85,076)	(394,850)	(200,198)
Unrealized gain (loss) on derivatives	6,866	3,845	46,304	(216,526)
Subtotal	$27,732	$(81,231)	$(348,546)	$(416,724)
Total Other Income (Loss)	$42,716	$(86,240)	$(358,894)	$(439,007)
Expenses:
Management fees	7,393	7,418	22,234	22,162
Professional fees	559	922	3,058	2,869
Insurance	183	183	549	531
Compensation	1,387	1,094	4,210	2,877
Other	537	704	724	1,415
Total Expenses	$10,059	$10,321	$30,775	$29,854
Less management fees waived	(2,953)	—	(5,900)	—
Total Expenses after fees waived	$7,106	$10,321	$24,875	$29,854
Net Income (Loss)	$58,386	$(60,955)	$(296,525)	$(358,586)
Dividends on preferred stock	(2,320)	(3,410)	(7,467)	(11,943)
Net Income (Loss) available (related) to common stockholders	$56,066	$(64,365)	$(303,992)	$(370,529)
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss) per share available (related) to common stockholders (Note 12):
Basic	$0.87	$(1.09)	$(4.87)	$(6.45)
Diluted	$0.86	$(1.09)	$(4.87)	$(6.45)
Dividends declared per common share	$0.30	$0.51	$0.90	$1.65
Weighted average common shares outstanding:
Basic	64,724	59,077	62,458	57,473
Diluted	65,272	59,077	62,458	57,473

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 8.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$58,386	$(60,955)	$(296,525)	$(358,586)
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(9,468)	(4,569)	(138,802)	(1,615)
Reclassification adjustment for credit loss expense on available for sale Agency Securities	—	—	1,012	—
Net unrealized gain (loss) on available for sale Agency Securities	13,002	93,910	(17,486)	451,173
Other comprehensive income (loss)	$3,534	$89,341	$(155,276)	$449,558
Comprehensive Income (Loss)	$61,920	$28,386	$(451,801)	$90,972

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock				Common Stock
	7.875% Series B		7.000% Series C
	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	8,383	$8	—	$—	58,877	$59	$3,054,604	$(1,973,437)	$355,473	$1,436,707
Series B Preferred dividends	—	—	—	—	—	—	—	(1,375)	—	(1,375)
Series C Preferred dividends	—	—	—	—	—	—	—	(6,092)	—	(6,092)
Common stock dividends	—	—	—	—	—	—	—	(55,843)	—	(55,843)
Series B Preferred stock, called for redemption	(8,383)	(8)	—	—	—	—	(209,575)	—	—	(209,583)
Issuance of Series C Preferred stock, net of expenses	—	—	5,303	5	—	—	129,091	—	—	129,096
Issuance of common stock, net	—	—	—	—	5,767	6	48,880	—	—	48,886
Stock based compensation, net of withholding requirements	—	—	—	—	126	—	3,051		—	3,051
Common stock repurchased, net	—	—	—	—	(40)	—	(777)	—	—	(777)
Net Loss	—	—	—	—	—	—	—	(296,525)	—	(296,525)
Other comprehensive loss	—	—	—	—	—	—	—	—	(155,276)	(155,276)
Balance, September 30, 2020	—	$—	5,303	$5	64,730	$65	$3,025,274	$(2,333,272)	$200,197	$892,269

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(296,525)	$(358,586)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties used in operating activities:
Net amortization of premium on Agency Securities	36,922	35,260
Accretion of net discount on Credit Risk and Non-Agency Securities	(2,849)	(2,266)
Net amortization of Interest-Only Securities	—	1,922
Net amortization of U.S. Treasury Securities	84	(361)
Realized gain on sale of Agency Securities, available for sale	(138,802)	(1,615)
Credit loss expense	1,012	—
Gain on Agency Securities, trading	(20,060)	—
Loss on Credit Risk and Non-Agency Securities	189,555	26,045
Gain on Interest-Only Securities	—	(123)
Gain on U.S. Treasury Securities	(21,771)	(2,024)
Loss on short sale of U.S. Treasury Securities	414	—
Stock based compensation	3,051	2,039
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest receivable	21,836	(14,220)
Increase (decrease) in prepaid and other assets	6,715	(111)
Change in derivatives, at fair value	(44,392)	195,421
Increase (decrease) in accrued interest payable- repurchase agreements	(30,643)	3,736
Increase in accounts payable and other accrued expenses	518	2,570
Net cash and cash collateral posted to counterparties used in operating activities	$(294,935)	$(112,313)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(5,317,832)	(7,971,429)
Purchases of Credit Risk and Non-Agency Securities	(237,928)	(10,537)
Purchases of U.S. Treasury Securities	(4,621,776)	(1,685,058)
Principal repayments of Agency Securities	922,148	1,036,135
Principal repayments of Credit Risk and Non-Agency Securities	45,766	29,186
Proceeds from sales of Agency Securities	10,917,211	2,230,377
Proceeds from sales of Credit Risk and Non-Agency Securities	889,057	—
Proceeds from sales of Interest-only Securities	—	18,822
Proceeds from sales of U.S. Treasury Securities	4,643,049	1,786,090
Disbursements on reverse repurchase agreements	(858,156)	—
Receipts from reverse repurchase agreements	858,156	—
Decrease in cash collateral posted by counterparties	(10,858)	(71,903)
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$7,228,837	$(4,638,317)
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Financing Activities:
Redemption of Series A Preferred stock, net of expenses	—	(54,514)
Redemption of Series B Preferred stock, net of expenses	(209,583)	—
Issuance of Series B Preferred stock, net of expenses	—	19,725
Issuance of Series C Preferred stock, net of expenses	129,096	—
Issuance of common stock, net of expenses	48,886	321,860
Proceeds from repurchase agreements	62,518,438	143,170,110
Principal repayments on repurchase agreements	(69,362,190)	(138,528,667)
Series A Preferred stock dividends paid	—	(2,249)
Series B Preferred stock dividends paid	(1,375)	(9,694)
Series C Preferred stock dividends paid	(6,092)	—
Common stock dividends paid	(55,843)	(94,300)
Common stock repurchased, net	(777)	(16,965)
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$(6,939,440)	$4,805,306
Net Increase (decrease) in cash and cash collateral posted to counterparties	(5,538)	54,676
Cash and cash collateral posted to counterparties - beginning of period	273,166	232,199
Cash and cash collateral posted to counterparties - end of period	$267,628	$286,875
Supplemental Disclosure:
Cash paid during the period for interest	$178,719	342,374
Non-Cash Investing Activities:
Payable for unsettled purchases	$(518,552)	—
Net unrealized gain (loss) on available for sale Agency Securities	$(17,486)	451,173
Non-Cash Financing Activities:
Amounts receivable for issuance of Preferred B stock	$—	753

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

    References to "we," "us," "our," or the "Company" are to ARMOUR Residential REIT, Inc. ("ARMOUR") and its subsidiaries. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.0% equity interest in BUCKLER Securities, LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

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

Note 2 - Basis of Presentation and Consolidation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

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

Accrued Interest Receivable and Payable

    Accrued interest receivable includes interest accrued between payment dates on securities and interest on unsettled sales of securities. Accrued interest payable includes interest on unsettled purchases of securities and interest on repurchase agreements and may, at certain times, contain interest payable on U.S. Treasury Securities sold short.

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

    In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2020 and December 31, 2019.

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
Impairment of Assets
    We assess impairment of available for sale securities at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider an impairment if we (1) intend to sell the available for sale securities, or (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) and a credit impairment exists where fair value is less than amortized cost. Impairment losses recognized establish a new cost basis for the related available for sale securities.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

September 30, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$5,545,765	$—	$5,545,765
Derivatives	$—	$10,557	$—	$10,557
Liabilities at Fair Value:
Derivatives	$—	$13,388	$—	$13,388

December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$11,941,766	$—	$11,941,766
Credit Risk and Non-Agency Securities	$—	$883,601	$—	$883,601
Derivatives	$—	$24,751	$—	$24,751
Liabilities at Fair Value:
Derivatives	$—	$71,974	$—	$71,974

    There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2020 or for the year ended December 31, 2019.

    Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at September 30, 2020 and December 31, 2019.

Note 6 - Investments in Securities

    As of September 30, 2020 and December 31, 2019, our securities portfolio consisted of $5,545,765 and $12,825,367 of investment securities, at fair value, respectively, and $2,075,905 and $1,006,280 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $1,474 and $(592), at September 30, 2020 and December 31, 2019, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 - Derivatives for additional information). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

    The following table summarizes our investments in securities as of September 30, 2020 and December 31, 2019, excluding TBA Agency Securities (see Note 8 - Derivatives for additional information). We designated Agency MBS purchased in the second and third quarters of 2020 as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments are reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale will continue to be reported in other comprehensive income as required by GAAP.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	Available for Sale Securities	Trading Securities
	Agency	Agency	Credit Risk and Non-Agency	Interest-Only	U.S. Treasuries	Totals
September 30, 2020
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$—	$12,825,367
Purchases (1)	1,768,688	3,709,017	237,928	—	4,621,776	10,337,409
Proceeds from sales	(10,762,842)	(154,369)	(889,057)	—	(4,643,049)	(16,449,317)
Principal repayments	(751,425)	(170,723)	(45,766)	—	—	(967,914)
Gains (losses)	(16,473)	20,060	(189,555)	—	21,357	(164,611)
Credit loss expense	(1,012)	—	—	—	—	(1,012)
Amortization/accretion	(26,105)	(10,817)	2,849	—	(84)	(34,157)
Balance, September 30, 2020	$2,152,597	$3,393,168	$—	$—	$—	$5,545,765
Percentage of Portfolio	38.82%	61.18%	—%	—%	—%	100.00%

December 31, 2019
Balance, December 31, 2018	$7,051,954	$—	$819,915	$20,623	$98,646	$7,991,138
Purchases (1)	9,130,512	—	138,767	—	1,685,058	10,954,337
Sales	(2,894,339)	—	—	(18,822)	(1,786,090)	(4,699,251)
Principal Repayments	(1,701,406)	—	(53,641)	—	—	(1,755,047)
Gains (losses)	408,954	—	(24,396)	123	2,024	386,705
Amortization/accretion	(53,909)	—	2,956	(1,924)	362	(52,515)
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$—	$12,825,367
Percentage of Portfolio	93.11%		6.89%	—%	—%	100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end. At September 30, 2020, we had investment related payables with respect to unsettled purchases of Agency Securities, trading of $518,552 and at December 31, 2019, we had investment related payables with respect to unsettled purchases of Agency Securities, available for sale of $358,712.

Available for Sale Securities:

    During three and nine months ended September 30, 2020, we evaluated our available for sale securities to determine if the available sale securities in an unrealized loss position were impaired. In the first quarter of 2020, we recognized an impairment of $1,012 in our consolidated statements of operations as we had determined that we may have been required to sell certain securities in the near future. No credit loss expense was required for the second or third quarters of 2020. We do not have an allowance for credit losses as all of our available for sale securities consist of Agency MBS.
    At September 30, 2019 and December 31, 2019, we evaluated our available for sale securities with unrealized losses to determine whether there was an other than temporary impairment ("OTTI"). At those dates, we also considered whether we intended to sell available for sale securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling available for sale securities. No OTTI was recognized for the three and nine months ended September 30, 2019 or for the year ended December 31, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at September 30, 2020 and December 31, 2019. Our available for sale securities had a weighted average coupon of 3.3% and 3.8% at September 30, 2020 and December 31, 2019.

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
September 30, 2020
Total Fannie Mae	$1,468,314	$1,510,059	$(22)	$181,302	$1,691,339
Total Freddie Mac	407,397	423,830	—	18,746	442,576
Total Ginnie Mae	18,058	18,511	(12)	183	18,682
Total	$1,893,769	$1,952,400	$(34)	$200,231	$2,152,597

December 31, 2019
Total Fannie Mae	$8,779,331	$8,975,140	$(291)	$294,937	$9,269,786
Total Freddie Mac	2,522,870	2,587,512	(40)	61,323	2,648,795
Total Ginnie Mae	22,504	23,641	(461)	5	23,185
Total	$11,324,705	$11,586,293	$(792)	$356,265	$11,941,766

    The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020	$9,383	$(34)	$—	$—	$9,383	$(34)
December 31, 2019	$2,136	$(10)	$43,939	$(782)	$46,075	$(792)

    Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the weighted average lives of our available for sale securities at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$45	$45	$—	$—
≥ 1 year and < 3 years	217,345	208,549	22,237	22,254
≥ 3 years and < 5 years	738,231	705,376	6,542,389	6,365,623
≥ 5 years	1,196,976	1,038,430	5,377,140	5,198,416
Total Available for Sale Securities	$2,152,597	$1,952,400	$11,941,766	$11,586,293

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    We use a third party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at September 30, 2020 and December 31, 2019 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.

Trading Securities:

    The components of the carrying value of our trading securities at September 30, 2020 and December 31, 2019 are presented in the table below. We did not have any Credit Risk and Non-Agency Securities at September 30, 2020. We did not have any U.S. Treasury Securities or Interest-Only Securities at September 30, 2020 and December 31, 2019.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
September 30, 2020
Agency Securities:
Total Fannie Mae	$2,562,859	$2,736,811	$(2,361)	$18,360	$2,752,810
Total Freddie Mac	602,722	635,163	(292)	5,487	640,358
Total Trading Securities	$3,165,581	$3,371,974	$(2,653)	$23,847	$3,393,168

December 31, 2019
Credit Risk Transfer	$754,729	$751,940	$—	$52,024	$803,964
Non-Agency Securities	93,723	72,904	(3)	6,736	79,637
Total Trading Securities	$848,452	$824,844	$(3)	$58,760	$883,601

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

The following table presents the unrealized losses and estimated fair value of our trading securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Agency Securities	$831,339	$(2,653)	$—	$—	$831,339	$(2,653)

December 31, 2019
Credit Risk and Non-Agency Securities	$362	$(3)	$—	$—	$362	$(3)

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the weighted average lives of our trading securities at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
≥ 1 year and < 3 years	488,744	488,823	389,883	369,600
≥ 3 years and < 5 years	1,351,241	1,339,604	407,656	375,030
≥ 5 years	1,553,183	1,543,547	86,062	80,214
Total	$3,393,168	$3,371,974	$883,601	$824,844

    We use a third party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at September 30, 2020 and December 31, 2019 in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.

 Note 7 - Repurchase Agreements

    At September 30, 2020, we had active MRAs with 33 counterparties and had $4,510,795 in outstanding borrowings with 16 of those counterparties. At December 31, 2019, we had $11,354,547 in outstanding borrowings with 25 counterparties.

    The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at September 30, 2020 and December 31, 2019. No amounts below are subject to offsetting.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut (1)
September 30, 2020
Agency Securities
≤ 30 days	$3,473,523	0.23%	13	3.25%
> 30 days to ≤ 60 days	978,808	0.23%	41	4.02%
> 60 days	58,464	0.23%	106	4.51%
Total or Weighted Average	$4,510,795	0.23%	20	3.43%

December 31, 2019
Agency Securities
≤ 30 days	$10,241,137	2.56%	8	4.35%
> 30 days to ≤ 60 days	426,147	1.99%	34	4.61%
Total or Weighted Average	$10,667,284	2.54%	9	4.36%

Credit Risk and Non-Agency Securities
≤ 30 days	687,263	2.45%	15	16.25%
Total or Weighted Average	$11,354,547	2.54%	9	5.16%

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(1)The Haircut represents the weighted average margin requirement, or the percentage amount by which the collateral value must exceed the loan amount.

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

    At September 30, 2020 and December 31, 2019, BUCKLER accounted for 67.0% and 45.0%, respectively, of our aggregate borrowings and had an amount at risk of 10.5% and 14.8%, respectively, of our total stockholders' equity with a weighted average maturity of 14 days and 7 days, respectively, on repurchase agreements (see Note 15 - Related Party Transactions for additional information).

    In addition, at September 30, 2020, we had 1 repurchase agreement counterparty that individually accounted for over 5% of our aggregate borrowings. In total, this counterparty accounted for approximately 9.0% of our repurchase agreement borrowings outstanding at September 30, 2020. At December 31, 2019, we had 2 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 12.7% of our repurchase agreement borrowings at December 31, 2019.

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

    We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by ISDA. We are also required to post or hold cash collateral based upon the net underlying market value of our

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

open positions with the counterparty. A decline in the value of the open positions with the counterparty could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. An event of default or termination event under the standard ISDA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately. In addition, certain of our ISDAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital. During the nine months ended September 30, 2020, we received waivers from certain ISDA counterparties related to significant reductions in equity capital that would have otherwise caused a default or termination event.

    The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheets at September 30, 2020 and December 31, 2019.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2020
Interest rate swap contracts	$5,223	$(9,528)	$15,942	$11,637
TBA Agency Securities	5,334	(3,860)	(1,445)	29
Totals	$10,557	$(13,388)	$14,497	$11,666

December 31, 2019
Interest rate swap contracts	$23,659	$(70,290)	$83,066	$36,435
TBA Agency Securities	1,092	(1,092)	—	—
Totals	$24,751	$(71,382)	$83,066	$36,435
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2020
Interest rate swap contracts	$(9,528)	$9,528	$—	$—
TBA Agency Securities	(3,860)	3,860	—	—
Totals	$(13,388)	$13,388	$—	$—

December 31, 2019
Interest rate swap contracts	$(70,290)	$70,290	$—	$—
TBA Agency Securities	(1,684)	1,092	377	(215)
Totals	$(71,974)	$71,382	$377	$(215)
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019.

		Income (Loss) Recognized
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives	Location on consolidated statements of operations	2020	2019	2020	2019
Interest rate swap contracts:
Realized loss	Realized gain (loss) on derivatives	$—	$(93,378)	(461,374)	(237,725)
Interest income	Realized gain (loss) on derivatives	1,136	43,021	28,937	154,813
Interest expense	Realized gain (loss) on derivatives	(2,603)	(35,520)	(43,172)	(128,983)
Changes in fair value	Unrealized gain (loss) on derivatives	13,478	10,376	43,030	(205,759)
		$12,011	(75,501)	$(432,579)	$(417,654)
TBA Agency Securities:
Realized gain	Realized gain (loss) on derivatives	22,333	801	80,759	11,697
Changes in fair value	Unrealized gain (loss) on derivatives	(6,612)	(6,531)	3,274	(10,767)
		$15,721	$(5,730)	$84,033	$930
Totals		$27,732	$(81,231)	$(348,546)	$(416,724)

    The following tables present information about our derivatives at September 30, 2020 and December 31, 2019.

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
September 30, 2020
< 3 years	$2,230,000	15	0.06%
≥ 3 years and < 5 years	463,000	48	0.14%
≥ 5 years and < 7 years	942,000	75	0.28%
≥ 7 years	1,302,000	113	0.44%
Total or Weighted Average (2)	$4,937,000	55	0.21%

December 31, 2019
< 3 years	$2,750,000	19	1.66%
≥ 3 years and < 5 years	2,850,000	47	1.84%
≥ 5 years and < 7 years	1,200,000	83	1.86%
≥ 7 years	1,175,000	118	1.54%
Total or Weighted Average (3)	$7,975,000	53	1.74%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $2,707,000 notional are Fed Funds based swaps, the last of which matures in 2030 and $2,230,000 notional are SOFR based swaps, the last of which matures in 2023.
(3)Of this amount, $1,025,000 notional are LIBOR based swaps, the last of which matures in 2023; $375,000 notional are SOFR based swaps, the last of which matures in 2024; and $6,575,000 notional are Fed Funds based swaps, the last of which matures in 2029.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
September 30, 2020
15 Year Long
1.5%	$200,000	$204,410	$204,641
2.0%	1,000,000	1,035,020	1,037,000
30 Year Long
2.0%	200,000	206,351	206,781
2.5%	600,000	626,438	627,483
Total (1)	$2,000,000	$2,072,219	$2,075,905

December 31, 2019
15 Year Long
3.0%	$500,000	$511,055	$511,885
30 Year Long
2.5%	500,000	494,813	494,395
Total (1)	$1,000,000	$1,005,868	$1,006,280
(1)$1,800,000 and $1,000,000 notional were forward settling at September 30, 2020 and December 31, 2019, respectively.

Note 9 - Commitments and Contingencies

Management

     The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive management fees payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At September 30, 2020 and September 30, 2019, the effective ARMOUR management fee was 1.01% and 1.01% based on gross equity raised of $2,937,354 and $2,936,347, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and will continue to do so until further notice from ACM. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

    We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2020 and December 31, 2019.

    Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. On September 27, 2019, the court further deferred the matter for six months. On June 15, 2020, co-counsel for the plaintiff filed a notice of supplemental authority requesting to move the matter forward. On August 19, 2020, a Notification To Parties of Contemplated Dismissal was sent out by the Clerk of the Circuit Court to all parties. Counsel for the plaintiff responded on August 24, 2020, with a Motion to Defer Dismissal. No further action has been taken by the court.

Each of ARMOUR, JAVELIN, ACM and the Individual Defendants intends to defend the claims made in these lawsuits vigorously; however, there can be no assurance that any of ARMOUR, JAVELIN, ACM or the Individual Defendants will prevail in its defense of any of these lawsuits to which it is a party. An unfavorable resolution of any such litigation surrounding the Transactions may result in monetary damages being awarded to the plaintiffs and the putative class of former stockholders of JAVELIN and the cost of defending the litigation, even if resolved favorably, could be substantial. Due to the preliminary nature of all of these suits, ARMOUR is not able at this time to estimate their outcome.

Note 10 - Stock Based Compensation

    We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2020, there were 677 shares available for future issuance under the Plan.

    Transactions related to awards for the nine months ended September 30, 2020 are summarized below:

	September 30, 2020
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	247	$24.82
Granted (1)	502	$17.85
Vested	(153)	$20.52
Forfeited	(48)	$23.14
Unvested RSU Awards Outstanding end of period	548	$19.80
(1)During the nine months ended September 30, 2020, we granted 358 RSUs to ACM and 144 RSUs to the Board.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At September 30, 2020, there was approximately $10,848 of unvested stock based compensation related to the Awards (based on a weighted average grant date price of $19.80 per share), which we expect to recognize as an expense over the remaining average service period of 2.6 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which is payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members had the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"), beginning with their quarterly fees paid for services through March 31, 2020. The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation.

Note 11 - Stockholders' Equity

Changes in Stockholders' Equity

    The following table presents the changes in Stockholders' Equity for the following interim periods.

Stockholders' Equity	March 31, 2020	June 30, 2020	September 30, 2020	March 31, 2019	June 30, 2019	September 30, 2019
Balance, beginning of quarter	$1,436,707	$786,250	$851,231	$1,125,313	$1,486,553	$1,376,048
Series A Preferred dividends ($0.171875 per share)	—	—	—	(1,124)	(1,125)	—
Series B Preferred dividends ($0.1640625 per share)	(1,375)	—	—	(3,135)	(3,149)	(3,410)
Series C Preferred dividends ($0.14583 per share)	(1,452)	(2,320)	(2,320)	—	—	—
Common stock dividends (1)	(30,377)	(5,876)	(19,590)	(29,814)	(34,198)	(30,288)
Series A Preferred Stock, called for redemption	—	—	—	—	(54,514)	—
Series B Preferred Stock, called for redemption	(209,583)	—	—	—	—	—
Issuance of Series B Preferred Stock	—	—	—	—	3,354	17,124
Issuance of Series C Preferred Stock	129,221	(125)	—	—	—	—
Issuance of Common stock, net	—	48,886	—	321,892	—	(32)
Stock based compensation, net of withholding requirements	1,001	1,022	1,028	644	658	737
Common Stock repurchased, net	(777)	—	—	—	(11,340)	(5,625)
Net income (loss)	(406,659)	51,748	58,386	(114,381)	(183,250)	(60,955)
Other comprehensive income (loss)	(130,456)	(28,354)	3,534	187,158	173,059	89,341
Balance, end of quarter	$786,250	$851,231	$892,269	$1,486,553	$1,376,048	$1,382,940
(1)    See the below table for common stock dividends per share for the nine months ended September 30, 2020. Monthly common stock dividends were $0.19 per share from January 2019 through June 2019, and $0.17 per share from July 2019 through September 2019.

Preferred Stock

    At September 30, 2020 and December 31, 2019, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 24, 2019, we filed Articles

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Supplementary with the State Department of Assessments and Taxation of the State of Maryland to designate 10,320 shares of the Company’s authorized preferred stock, par value $0.001 per share, as additional shares of 7.875% Series B Preferred Stock, thereby increasing the aggregate number of shares of preferred stock designated as Series B Preferred Stock to 17,970 shares. Shares designated as Series B Preferred Stock but unissued totaled 9,587 at December 31, 2019. On January 28, 2020, we filed Articles Supplementary with the Department to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At September 30, 2020, a total of 31,617 shares of our authorized preferred stock remain available for designation as future series.

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

    On March 2, 2020, we terminated the Equity Sales Agreement (the “Preferred B ATM Sales Agreement”) with BUCKLER and B. Riley FBR, Inc., as sales agents, relating to an "at-the-market" offering program for our Series B Preferred Stock, dated as of June 24, 2019. The Preferred B ATM Sales Agreement allowed us to offer and sell, over a period of time and from time to time, up to 9,000 shares of our Series B Preferred Stock. At the date of termination, we sold 1,914 shares under this agreement for proceeds of $47,306, net of issuance costs and commissions of approximately $689. We did not incur any termination penalties as a result of this termination.

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

Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"

    On January 23, 2020, the Company and ACM entered into an Underwriting Agreement (the “Underwriting Agreement”) with B. Riley FBR, Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), including, but not limited to, BUCKLER, with respect to (i) the sale by the Company of 3,000 shares (the “Firm Shares”) of the Company’s new 7.00% Series C Preferred Stock ($25.00 liquidation preference per share), $0.001 par value, to the Underwriters with an offering price to the public of $25.00 per share, and (ii) the grant by the Company to the Underwriters of an option to purchase all or part of 450 additional shares of the Series C Preferred Stock during the 30-day period following the execution of the Underwriting Agreement with the same offering price per share to the public to cover over-allotments. On January 24, 2020, the Underwriters exercised the option to purchase all 450 additional shares of the

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Series C Preferred Stock. On January 28, 2020, the Company completed the sale of 3,450 total shares. Total proceeds were $83,282, net of issuance costs and commissions of $2,968.

    On January 29, 2020, the Company entered into an Equity Sales Agreement with B. Riley FBR, Inc. and BUCKLER, as sales agents (individually and collectively, the “Agents’), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one of more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Equity Sales Agreement relates to a proposed “at-the-market” offering. The Company used the net proceeds from the offering as a portion of the funds to redeem 100% of the outstanding Series B Preferred Stock as described above. During the nine months ended September 30, 2020, we sold 1,853 shares under this agreement for proceeds of $45,814, net of issuance costs and commissions of approximately $715.

Common Stock

    At September 30, 2020 and December 31, 2019, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 64,730 shares of common stock issued and outstanding at September 30, 2020 and 58,877 shares of common stock issued and outstanding at December 31, 2019.

    On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. On April 3, 2020, the Common stock ATM Sales Agreement was amended to add B. Riley, FBR, Inc. as a sales agent. On May 4, 2020 the Common stock ATM Sales Agreement was further amended to increase the number of shares available for sale pursuant to the terms of the Common Stock ATM Sales Agreement. In accordance with the terms of the Common Stock ATM Sales agreement, as amended, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the agreement, we will pay the agent designated to sell our shares, an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. During the nine months ended September 30, 2020, we sold 5,767 shares under this agreement for proceeds of $48,886, net of issuance costs and commissions of approximately $882.

    See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.

    Common Stock Repurchased

    At September 30, 2020 and December 31, 2019, there were 8,210 and 8,250 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Raising Activities

    The following tables present our equity transactions for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
September 30, 2020
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
(1)Weighted average price

Dividends

    The following table presents our Series B Preferred Stock dividend transactions prior to full redemption. The table below does not include the final dividend amount of $1,375 that was paid on February 27, 2020 to holders of record on February 15, 2020. This amount is recorded in other expense in our consolidated statements of operations.

Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2020	January 27, 2020	$0.164063	$1,375

    The following table presents our Series C Preferred Stock dividend transactions for the nine months ended September 30, 2020.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
February 15, 2020	February 27, 2020	$0.14583	$678.1
March 15, 2020	March 27, 2020	$0.14583	773.4
April 15, 2020	April 27, 2020	$0.14583	773.4
May 15, 2020	May 27, 2020	$0.14583	773.4
June 15, 2020	June 29, 2020	$0.14583	773.4
July 15, 2020	July 27, 2020	$0.14583	773.4
August 15, 2020	August 27, 2020	$0.14583	773.4
September 15, 2020	September 28, 2020	$0.14583	773.4
Total dividends paid			$6,092

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The following table presents our common stock dividend transactions for the nine months ended September 30, 2020. There were no common stock dividend transactions for April and May 2020.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2020	January 30, 2020	$0.17	$10,126
February 14, 2020	February 27, 2020	$0.17	10,131
March 16, 2020	March 27, 2020	$0.17	10,120
June 15, 2020	June 29, 2020	$0.09	5,876
July 15, 2020	July 30, 2020	$0.10	6,531
August 17, 2020	August 28, 2020	$0.10	6,530
September 15, 2020	September 29, 2020	$0.10	6,529
Total dividends paid			$55,843

Note 12 - Net Income (Loss) per Common Share

    The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and September 30, 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$58,386	$(60,955)	$(296,525)	$(358,586)
Less: Preferred dividends	(2,320)	(3,410)	(7,467)	(11,943)
Net Income (Loss) available (related) to common stockholders	$56,066	$(64,365)	$(303,992)	$(370,529)

Weighted average common shares outstanding – basic	64,724	59,077	62,458	57,473
Add: Effect of dilutive non-vested awards, assumed vested	548	—	—	—
Weighted average common shares outstanding – diluted	65,272	59,077	62,458	57,473

For the nine months ended September 30, 2020 and for the three and nine months ended September 30, 2019, 548 and 282, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Comprehensive Income (Loss) per Common Share

    The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three and nine months ended September 30, 2020 and September 30, 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive Income (Loss)	$61,920	$28,386	$(451,801)	$90,972
Less: Preferred dividends	(2,320)	(3,410)	(7,467)	(11,943)
Comprehensive Income (Loss) available (related) to common stockholders	$59,600	$24,976	$(459,268)	$79,029
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$0.92	$0.42	$(7.35)	$1.38
Diluted	$0.91	$0.42	$(7.35)	$1.37
Weighted average common shares outstanding:
Basic	64,724	59,077	62,458	57,473
Add: Effect of dilutive non-vested awards, assumed vested	548	282	—	282
Diluted	65,272	59,359	62,458	57,755

For the nine months ended September 30, 2020, 548 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Comprehensive Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 14 - Income Taxes

    The following table reconciles our GAAP net income (loss) to estimated REIT taxable income (loss) for the three and nine months ended September 30, 2020 and September 30, 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net income (loss)	$58,386	$(60,955)	$(296,525)	$(358,586)
Book to tax differences:
TRS (income) loss	145	(27)	76	(180)
Premium amortization expense	(103)	—	(183)	—
Agency Securities, trading	(12,149)	—	(20,060)	—
Credit Risk and Non-Agency Securities	6,510	10,051	188,075	25,973
Interest-Only Securities	—	—	—	85
U.S. Treasury Securities	—	736	(21,357)	(2,024)
Changes in interest rate contracts	(29,199)	88,733	334,312	442,554
Credit loss expense	—	—	1,012	—
Gain on Security Sales	(9,468)	(4,569)	(138,802)	(1,615)
Amortization of deferred hedging costs	(45,458)	(20,817)	(106,618)	(49,868)
Series B Cumulative Preferred Stock dividend - Called for redemption	—	—	1,375	—
Other	561	2	1,032	11
Estimated REIT taxable income (loss)	$(30,775)	$13,154	$(57,663)	$56,350

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

    The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income. During the nine months ended September 30, 2020, we recorded $36 of income tax expense attributable to our TRS.

    The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2020 by approximately $412,720, or approximately $6.38 per common share (based on the 64,730 common shares then outstanding).

    We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $21,910 and $63,310 for the three and nine months ended September 30, 2020 (including the final dividend on the Series B Preferred Stock, called for redemption of $1,375 paid on February 27, 2020 to holders of record on February 15, 2020). For the three and nine months ended

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

September 30, 2019, total dividend payments to stockholders were $33,698 and $106,243. Our estimated REIT taxable income (loss) available for distribution as dividends was $(30,775) and $13,154 and $(57,663) and $56,350 for the three and nine months ended September 30, 2020 and September 30, 2019, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

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

    Under the terms of the management agreements, ACM is responsible for costs incident to the performance of its duties, such as compensation of its employees and various overhead expenses. ACM is responsible for the following primary roles:
•Advising us with respect to, arranging for and managing the acquisition, financing, management and disposition of, elements of our investment portfolio;
•Evaluating the duration risk and prepayment risk within the investment portfolio and arranging borrowing and hedging strategies;
•Coordinating capital raising activities;
•Advising us on the formulation and implementation of operating strategies and policies, arranging for the acquisition of assets, monitoring the performance of those assets and providing administrative and managerial services in connection with our day-to-day operations; and
•Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.

    The following table reconciles the fees incurred in accordance with the ARMOUR management agreement for the three and nine months ended September 30, 2020 and September 30, 2019. ACM began waiving 40% of its management fee during the second quarter of 2020 and will continue to do so until further notice from ACM.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
ARMOUR management fees	$7,383	$7,402	$22,195	$22,118
Less management fees waived	(2,953)	—	(5,900)	—
Total Management fee expense	$4,430	$7,402	$16,295	$22,118

    We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the three and nine months ended

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

September 30, 2020 and September 30, 2019, we reimbursed ACM $2 and $150 and $12 and $78 for other expenses incurred on our behalf. In 2013, 2017 and 2020, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that generally vest over 5 years. In November 2017 and January 2020, we elected to grant restricted stock unit awards to the Board. We recognized stock based compensation expense of $118 and $402 and $82 and $266 for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

BUCKLER

    In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $633 at September 30, 2020 and $381 at December 31, 2019, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
    Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For the three and nine months ended September 30, 2020, we earned $117 and $1,382 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2021. See Note 11 - Stockholders' Equity for discussion of equity transactions with BUCKLER.

    We previously entered into three subordinated loan agreements with BUCKLER, totaling $105.0 million. On March 18, 2019, these three subordinated loan agreements were consolidated into one loan of $105.0 million, maturing on April 1, 2022. During the second quarter of 2020, we agreed to extend the maturity of the loan to May 1, 2025. BUCKLER may at its option after obtaining regulatory approval repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three and nine months ended September 30, 2020 and September 30, 2019, the Company earned $25 and $312 and $479 and $1,562 respectively, of interest.

    The table below summarizes other transactions with BUCKLER as of and for the nine months ended September 30, 2020 and as of and for the year ended December 31, 2019.

Transactions with BUCKLER	September 30, 2020	December 31, 2019
Repurchase agreements (1)	$3,022,941	$5,107,101
Interest on repurchase agreements	$36,821	$120,090
Collateral posted on repurchase agreements	$3,140,204	$5,341,487
(1)See also Note 7, Repurchase Agreements for transactions with BUCKLER.

Note 16 - Subsequent Events

Coronavirus ("COVID-19") pandemic

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The COVID-19 pandemic continues to have a real-time impact on all business sectors. The extent of the ultimate impact of the COVID-19 pandemic on the Company's operational and financial performance will depend on various developments, including the duration of the outbreak and the spread of the virus and the federal government's and states' future responses to the virus, which cannot be reasonably predicted at this time. While the Company is not able to estimate the future impact of the COVID-19 pandemic at this time, it could continue to materially affect the Company’s future financial and operational results.

Common Stock

    A cash dividend of $0.10 per outstanding common share, or $6,530 in the aggregate, will be paid on October 29, 2020 to holders of record on October 15, 2020. We have also declared a cash dividend of $0.10 per outstanding common share payable November 27, 2020 to holders of record on November 16, 2020.

Series C Preferred Stock

    A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $773 in the aggregate, will be paid on October 27, 2020 to holders of record on October 15, 2020. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable November 27, 2020 to holders of record on November 15, 2020 and payable December 28, 2020 to holders of record on December 15, 2020.

                                                       33

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

    In addition to the use of derivatives to hedge interest rate risk, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include
•our degree of leverage;
•our access to funding and borrowing capacity;
•the REIT requirements under the Code; and
•the requirements to qualify for an exclusion under the 1940 Act and other regulatory and accounting policies related to our business.

Management

    See Note 9 and Note 15 to the consolidated financial statements.

Market and Interest Rate Trends and the Effect on our Securities Portfolio:

Third Quarter 2020 Trends

The Coronavirus ("COVID-19") pandemic continues to have a real-time impact on all business sectors. The extent of the ultimate impact of the COVID-19 pandemic on the Company's operational and financial performance will depend on various developments, including the duration of the outbreak and the spread of the virus and the federal government's and states' future responses to the virus, which cannot be reasonably predicted at this time. While the Company is not able to estimate the future impact of the COVID-19 pandemic at this time, it could continue to materially affect the Company’s future financial and operational results.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

The strong intervention by the Federal Reserve helped stabilize the agency residential and commercial mortgage-backed securities and recover a large amount of the spread widening that took place during the month of March. ARMOUR acted aggressively to mitigate risk, moderate leverage and maximize liquidity and activated its remote work environment protocol to minimize health and operational risks. The Company's remote work environment protocol has allowed our operations to remain fully functional while we continue to work remotely. The Company remains focused on prioritizing liquidity through this period of increased market volatility and financial risks. The Company continues to meet all of its obligations to repurchase agreement counterparties in a timely manner, while prudently managing the risk of its assets and hedges portfolios. See Item 1A. "Risk Factors" for further discussion of the possible impact of COVID-19 pandemic on our business in our Quarterly Report filed on Form 10–Q for the quarter ended March 31, 2020, filed with the SEC on May 1, 2020.

During the three months ended September 30, 2020, we completed the liquidation of our remaining Credit Risk and Non-Agency Securities that we commenced during the second quarter of 2020, as we determined that securities that exhibit these characteristics did not fit with our current investment strategy.

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

Short-term Interest Rates and Funding Costs

    Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made from September 2018 to September 2020.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

    The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate on a monthly average from September 30, 2018 to September 30, 2020.

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

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss) Summary

    The following is a summary of our consolidated results of operations for the periods presented:

Net Income (Loss) Summary
Net Interest Income
Total Other Loss
Total Expenses after fees waived
Net Income (Loss)
$22,776
$35,606
$87,244
$110,275
$42,716
$(86,240)
$(358,894)
$(439,007)
$7,106
$10,321
$24,875
$29,854
$58,386
$(60,955)
$(296,525)
$(358,586)
($ in thousands)
Three Months Ended September 30, 2020
Three Months Ended September 30, 2019
Nine Months Ended September 30, 2020
Nine Months Ended September 30, 2019

    Our results for the nine months ended September 30, 2020 were significantly impacted by the Coronavirus outbreak that started in the second week of March 2020. To increase liquidity, we significantly reduced our portfolio of Agency Securities (including TBA Agency Securities) by 41% from December 31, 2019. During the three months ended September 30, 2020, we completed the liquidation of our remaining Credit Risk and Non-Agency Securities and are now focused exclusively on an all Agency Securities portfolio. The net income (loss) for the nine months ended September 30, 2020 reflected losses on derivatives due to the termination of interest rate swap contracts and losses on Credit Risk Transfer and Non-Agency Securities that were offset by gains on sales of Agency Securities and gains on TBA Agency Securities.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

    Net interest income is a function of both our securities portfolio size and net interest rate spread.

2020 vs. 2019
•Our average securities portfolio, including TBA Agency Securities, decreased 36.7% from $12,786,113 for the nine months ended September 30, 2019 to $8,088,346 for the nine months ended September 30, 2020.
•Our average securities portfolio yield decreased 1.35% and our cost of funds decreased 1.99% quarter over quarter.
•Net interest income decreased from 2019 to 2020 due to a lower average securities portfolio balance. This was partially offset by the increase in our portfolio yield. Our net interest rate spread was 1.95% and 1.31% at September 30, 2020 and September 30, 2019, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income:
Agency Securities, net of amortization of premium and fees	$25,188	$102,134	$128,612	$295,405
Credit Risk and Non-Agency Securities, including discount accretion	518	13,158	17,746	40,134
Interest-Only Securities	—	—	—	596
U.S. Treasury Securities	—	128	469	1,353
BUCKLER Subordinated loan	24	479	312	1,562
Total Interest Income	$25,730	$115,899	$147,139	$339,050
Interest expense- repurchase agreements	(2,954)	(80,293)	(59,863)	(228,775)
Interest expense- U.S. Treasury Securities sold short	—	—	(32)	—
Net Interest Income	$22,776	$35,606	$87,244	$110,275

    The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
September 2020	2.21%	0.26%	1.95%	0.26%
June 2020	2.53%	0.90%	1.63%	0.55%
March 2020	3.18%	1.95%	1.23%	1.94%
December 2019	3.63%	2.14%	1.49%	2.14%
September 2019	3.56%	2.25%	1.31%	2.55%
June 2019	3.70%	2.30%	1.40%	2.69%
March 2019	3.65%	2.03%	1.62%	2.71%
December 2018	3.59%	1.92%	1.67%	2.55%
September 2018	3.46%	1.82%	1.64%	2.30%

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Annualized CPR
25%
20%
15%
10%
5%
0%
Average Principal Prepayment Rate Annualized
3.5%
3%
2.5%
2%
1.5%
1%
0.5%
0%
10 Yr Treasury Rate
Sept-18
Dec-18
Mar-19
Jun-19
Sept-19
Dec-19
Mar-20
Jun-20
Sept-20
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

2020 vs. 2019
•Gains (losses) on Agency Securities, available for sale, resulted from sales during the three and nine months ended September 30, 2020 of $61,746 and $10,762,842 compared to $1,116,256 and $2,230,377 during the three and nine months ended September 30, 2019.
•During the three and nine months ended September 30, 2020, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. It was determined in the first quarter that, as we may have been required to sell certain securities in the near future, we recognized an impairment of $1,012 in our consolidated statements of operations. No credit loss expense was required for the second or third quarters of 2020.
•Gains on Agency Securities, trading, resulted from the change in fair value of the securities as well as losses on sales during the nine months ended September 30, 2020. The change in fair value of the securities was $21,194 for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, we sold $154,369 securities which resulted in a loss of $1,134.
•Gain (loss) on Credit Risk and Non-Agency Securities resulted from the sale of securities as well as the change in fair value of the securities. We did not have any Credit Risk and Non-Agency Securities at September 30, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

•Gain on Interest-Only Securities for the nine months ended September 30, 2019, resulted from a change in the fair value of these securities of $682 in Q1 2019 as well as a loss of $(805) in Q2 2019 from the sale of $18,822 Interest-Only Securities. We did not have Interest-Only Securities at September 30, 2020 or September 30, 2019.
•Sales of U.S. Treasury Securities of $3,785,248 resulted in a realized gain of $21,771 for the nine months ended September 30, 2020. Sales of U.S. Treasury Securities of $256,984 and $1,786,090 for the three and nine months ended September 30, 2019 resulted in realized (loss) gain of $(736) and $1,967, respectively. The change in fair value of the securities was $57 for the nine months ended September 30, 2019.
•Gain (losses) on Derivatives resulted from a combination of the following:
•Interest rate swap contracts' aggregate notional balance decreased from $7,975,000 at December 31, 2019 to $4,937,000 at September 30, 2020.
•The increase in TBA prices and in our total TBA Agency Securities aggregate notional balance from $1,000,000 at December 31, 2019 to $2,000,000 at September 30, 2020 resulted in $15,721 and $84,033 of income for the three and nine months ended September 30, 2020 compared to the prior period (loss) income of $(5,730) and $930.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Other Income (Loss):
Realized gain on sale of available for sale Agency Securities (reclassified from Other comprehensive income (loss))	9,468	4,569	138,802	1,615
Credit loss expense	—	—	(1,012)	—
Gain on Agency Securities, trading	12,149	—	20,060	—
Loss on Credit Risk and Non-Agency Securities	(6,633)	(8,842)	(189,555)	(26,045)
Gain on Interest-Only Securities	—	—	—	123
Gain (loss) on U.S. Treasury Securities	—	(736)	21,771	2,024
Loss on short sale of U.S. Treasury Securities	—	—	(414)	—
Subtotal	$14,984	$(5,009)	$(10,348)	$(22,283)
Realized loss on derivatives	20,866	(85,076)	(394,850)	(200,198)
Unrealized gain (loss) on derivatives	6,866	3,845	46,304	(216,526)
Subtotal	$27,732	$(81,231)	$(348,546)	$(416,724)
Total Other Income (Loss)	$42,716	$(86,240)	$(358,894)	$(439,007)

Expenses

    The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. Gross equity raised was $2,937,354 at September 30, 2020, compared to $2,936,347 at September 30, 2019, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and will continue to do so until further notice from ACM. To date, ACM has waived management fees of $5,900.

    Professional fees include securities clearing, legal, audit and consulting costs and are generally driven by the size and complexity of our securities portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    Insurance includes premiums for both general business and directors and officers liability coverage. The fluctuation from year to year is due to changes in premiums.

    Compensation includes non-executive director compensation as well as the restricted stock units awarded to our Board, executive officers and other ACM employees through ACM. The fluctuation from year to year is due to the number of awards vesting.

    Other expenses include fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar stockholder related expenses, net of other miscellaneous income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Expenses:
Management fees	7,393	7,418	22,234	22,162
Professional fees	559	922	3,058	2,869
Insurance	183	183	549	531
Compensation	1,387	1,094	4,210	2,877
Other	537	704	724	1,415
Total Expenses	$10,059	$10,321	$30,775	$29,854
Less management fees waived	(2,953)	—	(5,900)	—
Total Expenses after fees waived	$7,106	$10,321	$24,875	$29,854

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

    Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency MBS positions designated as “available for sale” will continue to be reported in other comprehensive income as required by GAAP.

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

Credit Risk and Non-Agency Securities

    We did not have any Credit Risk and Non-Agency Securities at September 30, 2020. From time to time, we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on those assets. If actual prepayment speeds, defaults, delinquencies and severities differ from our expectations, actual yields could be higher or lower. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. Each investment is evaluated based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities at December 31, 2019.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
December 31, 2019	$570,332	$233,418	$79,851	$883,601

    The table below summarizes certain characteristics of our investments in securities at September 30, 2020 and December 31, 2019.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
September 30, 2020
Agency Securities:
Total Fannie Mae	$4,031,172	$4,444,149	3.3%	11.1%	259	58.3%
Total Freddie Mac	1,010,119	1,082,935	3.4%	23.4%	266	14.2
Total Ginnie Mae	18,058	18,681	3.1%	17.6%	224	0.2
Total Agency Securities	$5,059,349	$5,545,765	3.3%	13.6%	260	72.8%
TBA Agency Securities:
15 Year Long (2)	1,200,000	1,241,641	1.9%	n/a	n/a	16.3
30 Year Long (2)	800,000	834,264	2.4%	n/a	n/a	10.9
Total TBA Agency Securities	$2,000,000	$2,075,905	2.1%	n/a	n/a	27.2%
Total Investments in Securities	$7,059,349	$7,621,670				100.0%

December 31, 2019
Agency Securities:
Total Fannie Mae	$8,779,331	$9,269,786	3.7%	14.4%	239	67.0%
Total Freddie Mac	2,522,870	2,648,795	3.9%	20.7%	329	19.2
Total Ginnie Mae	22,504	23,185	3.7%	11.6%	233	0.1
Total Agency Securities	$11,324,705	$11,941,766	3.8%	15.8%	259	86.3%
TBA Agency Securities:
15 Year Long (2)	500,000	511,885	3.0%	n/a	n/a	3.7%
30 Year Long (2)	500,000	494,395	2.5%	n/a	n/a	3.6
Total TBA Agency Securities	$1,000,000	$1,006,280	2.8%	n/a	n/a	7.3%
Credit Risk and Non-Agency Securities:
Credit Risk Transfer	$754,729	$803,964	5.9%	n/a	114	5.8%
Non-Agency Securities	93,723	79,637	5.2%	n/a	226	0.6
Total for Credit Risk and Non-Agency Securities	$848,452	$883,601	5.8%	n/a	124	6.4%
Total Investments in Securities	$13,173,157	$13,831,647				100.0%
(1)Weighted average CPR during the quarter for the securities owned at September 30, 2020 and December 31, 2019.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $1,474 and $(592), at September 30, 2020 and December 31, 2019, respectively, and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Repurchase Agreements

    We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 16 of which had open repurchase agreements with us at September 30, 2020 and 25 of which had open repurchases agreements with us at December 31, 2019. We had outstanding balances under our repurchase agreements at September 30, 2020 and December 31, 2019 of $4,510,795 and $11,354,547, respectively, consistent with the size of our securities portfolio.

    Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2020, the average haircut percentage was 3.43% compared to 5.16% at December 31, 2019. The change in the average haircut percentage is a reflection of the decrease in our securities portfolio and the disposition of our Credit Risk and Non-Agency Securities which had higher haircut levels than our Agency Securities.

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

    Use of derivative instruments may fail to protect or could adversely affect us because, among other things:
•available derivatives may not correspond directly with the interest rate risk for which protection is sought (e.g., the difference in interest rate movements for long-term U.S. Treasury Securities compared to Agency Securities);
•the duration of the derivatives may not match the duration of the related liability;
•the counterparty to a derivative agreement with us may default on its obligation to pay or not perform under the terms of the agreement and the collateral posted may not be sufficient to protect against any consequent loss;
•we may lose collateral we have pledged to secure our obligations under a derivative agreement if the associated counterparty becomes insolvent or files for bankruptcy;
•we may experience a termination event under one or more of our derivative agreements related to our REIT status, equity levels and performance, which could result in a payout to the associated counterparty and a taxable loss to us;
•the credit-quality of the party owing money on the derivatives may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the value of derivatives may be adjusted from time to time in accordance with GAAP to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our net income or increase any net loss.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    The following graphs present the notional and weighted average interest rate of our interest rate swap contracts by year of maturity.

    At September 30, 2020 and December 31, 2019, we had derivatives with a net fair value of $(2,831) and $(47,223), respectively. At September 30, 2020 and December 31, 2019, we had interest rate swap contracts with an aggregate

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

notional balance of $4,937,000 and $7,975,000, respectively. Counterparty risk of derivatives are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to (1) lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and (2) vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

We also had TBA Agency Securities with an aggregate notional balance of $2,000,000 and $1,000,000 at September 30, 2020 and December 31, 2019, respectively.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $27,732 and $(348,546) and $(81,231) and $(416,724), for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, related to our derivatives.

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

Contractual Obligations and Commitments

We had the following contractual obligations at September 30, 2020:

	Payments Due By Period
Obligations	Total	< 1 Year	≥ 1 and ≤ 3 Years	> 3 and ≤ 5 Years	> 5 Years
Repurchase agreements (1)	$4,510,795	$4,510,795	$—	$—	$—
Interest expense on repurchase agreements	1,844	1,844	—	—	—
Related Party Fees (2)	206,710	29,530	59,060	59,060	59,060
Board of Directors fees (3)	9,457	1,351	2,702	2,702	2,702
Total	$4,728,806	$4,543,520	$61,762	$61,762	$61,762

(1)At September 30, 2020, BUCKLER accounted for 67.0% of our aggregate borrowings and had an amount at risk of 10.5% of our total stockholders' equity with a weighted average maturity of 14 days on repurchase agreements (refer to Note 7 to the consolidated financial statements).
(2)Represents fees to be paid to ACM under the terms of the management agreements, excluding the management fee waived (refer to Note 9 and Note 15 to the consolidated financial statements).
(3)Represents compensation to be paid to the Board in the form of cash and common equity.

    We had contractual commitments under derivatives at September 30, 2020. We had interest rate swap contracts with an aggregate notional balance of $4,937,000, a weighted average swap rate of 0.21% and a weighted average term of 55 months at September 30, 2020. We also had $2,000,000 notional of TBA Agency Securities at September 30, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

At September 30, 2020, our liquidity totaled $570,796, consisting of $250,942 of cash plus $319,854 of unpledged MBS (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other sources of funds may include proceeds from equity and debt offerings and asset sales (refer to Note 11 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at September 30, 2020 and December 31, 2019.

    Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At September 30, 2020 and December 31, 2019, we financed our securities portfolio with $4,510,795 and $11,354,547 of borrowings under repurchase agreements. Our leverage ratios at September 30, 2020 and December 31, 2019, were 5.06:1 and 7.90:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

    During the nine months ended September 30, 2020, we purchased $10,696,088 of securities using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2020, we received cash of $967,914 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $6,843,752 for the nine months ended September 30, 2020 and made cash interest payments of approximately $178,719 on our liabilities for the nine months ended September 30, 2020.

    During the nine months ended September 30, 2019, we purchased $9,667,024 of securities using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2019, we received cash of $1,065,321 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $4,641,443 for the nine months ended September 30, 2019 and made cash interest payments of approximately $342,374 on our liabilities for the nine months ended September 30, 2019.

    Cash and cash collateral posted to counterparties used in operating activities was $(294,935) and $(112,313), respectively, for the nine months ended September 30, 2020 and September 30, 2019. The decrease in cash and cash collateral posted to counterparties related to operating activities was primarily due to the liquidation of our Credit Risk and Non-Agency Securities as we determined that securities that exhibit these characteristics did not fit with our current investment strategy. Our average securities portfolio was $8,088,346 and $12,786,113 for the nine months ended September 30, 2020 and September 30, 2019, respectively. During the nine months ended September 30, 2020, we sold 5,303 of Series C Preferred stock for an increase in equity of $129,096. During the nine months ended September 30, 2020 we also fully redeemed all 8,383 issued and outstanding shares of our Series B Preferred Stock ($25.00 per share, $209,583

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

in the aggregate liquidation preference). During the nine months ended September 30, 2020 we sold 5,767 shares of our common stock, for an increase in equity of $48,886 (see Note 11 to the consolidated financial statements).

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Effects of Margin Requirements, Leverage and Credit Spreads

    Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which requires us to pay the difference in cash or pledge additional collateral to meet the obligations under our repurchase agreements. Under our repurchase facilities, our lenders have full discretion to determine the value of the MBS we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly. During the nine months ended September 30, 2020, we received waivers from certain ISDA counterparties related to significant reductions in equity capital that would have otherwise caused a default or termination event.

    We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At September 30, 2020 and December 31, 2019, we financed our securities portfolio with $4,510,795 and $11,354,547 of borrowings under repurchase agreements. Our leverage ratios at September 30, 2020 and December 31, 2019, were 5.06:1 and 7.90:1, respectively. Our leverage ratio is calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.

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

Off-Balance Sheet Arrangements

    At September 30, 2020 and December 31, 2019, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2020 and December 31, 2019, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

Declines in the fair values of our available for sale securities that represent credit impairments are also treated as realized losses and reported in net income as other loss. We evaluate available for sale securities for impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider available for sale securities impaired if we (1) intend to sell the available for sale securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and (3) a credit loss exists. Impairment losses recognized establish a new cost basis for the related available for sale securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. See Part I, Item 1A. "Risk Factors" of our most recent Annual Report on Form 10-K. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:
•the impact of the COVID-19 pandemic on our operations;
•the impact of the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government and the Fed system;
•the possible material adverse effect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;
•mortgage loan modification programs and future legislative action;
•actions by the Fed which could cause a change of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders;
•the impact of a delay or failure of the U.S. Government in reaching an agreement on the national debt ceiling;
•availability, terms and deployment of capital;
•extended trade disputes with foreign countries.
•changes in economic conditions generally;
•changes in interest rates, interest rate spreads and the yield curve or prepayment rates;
•general volatility of the financial markets, including markets for mortgage securities;
•a downgrade of the U.S. Government's or certain European countries' credit ratings and future downgrades of the U.S. Government's or certain European countries' credit ratings may materially adversely affect our business, financial condition and results of operations;

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

•our inability to maintain the level of non-taxable returns of capital through the payment of dividends to our stockholders or to pay dividends to our stockholders at all;
•inflation or deflation;
•the impact of a shutdown of the U.S. Government;
•availability of suitable investment opportunities;
•the degree and nature of our competition, including competition for MBS;
•changes in our business and investment strategy;
•our failure to maintain our qualification as a REIT;
•our failure to maintain an exemption from being regulated as a commodity pool operator;
•our dependence on ACM and ability to find a suitable replacement if ACM was to terminate its management relationship with us;
•the existence of conflicts of interest in our relationship with ACM, BUCKLER, certain of our directors and our officers, which could result in decisions that are not in the best interest of our stockholders;
•the potential for Buckler's inability to access attractive repurchase financing on our behalf or secure profitable third party business;
•our management's competing duties to other affiliated entities, which could result in decisions that are not in the best interest of our stockholders;
•changes in personnel at ACM or the availability of qualified personnel at ACM;
•limitations imposed on our business by our status as a REIT under the Code;
•the potential burdens on our business of maintaining our exclusion from the 1940 Act and possible consequences of losing that exclusion;
•changes in GAAP, including interpretations thereof; and
•changes in applicable laws and regulations.

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

ARMOUR Residential REIT, Inc.

GLOSSARY OF TERMS (continued)

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

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

    The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2020 and December 31, 2019. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
September 30, 2020
1.00%	25.53%	(1.43)%	(12.20)%
0.50%	11.62%	(0.55)%	(4.70)%
(0.50)%	2.15%	0.24%	2.10%
(1.00)%	(0.46)%	0.22%	1.90%

December 31, 2019
1.00%	(16.52)%	(1.54)%	(14.77)%
0.50%	(7.87)%	(0.59)%	(5.63)%
(0.50)%	3.58%	0.07%	0.62%
(1.00)%	(10.16)%	(0.53)%	(5.12)%

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

The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of September 30, 2020 and December 31, 2019. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

	September 30, 2020		December 31, 2019
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.18)%	(10.10)%	(1.21)%	(11.64)%
+10 BPS	(0.47)%	(4.04)%	(0.48)%	(4.65)%
-10 BPS	0.47%	4.04%	0.48%	4.65%
-25 BPS	1.18%	10.10%	1.21%	11.64%

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

We purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. At September 30, 2020, we did not own any Credit Risk and Non-Agency Securities. At December 31, 2019, 64.5% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 35.5% were assigned below an investment grade rating or were not rated.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2020. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

    Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings

    There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 1, 2020.

Item 1A. Risk Factors

    There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, except as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 1, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

IItem 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ARMOUR Residential REIT, Inc.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
10.1
Seventh Amended and Restated Management Agreement, dated and effective as of July 21, 2020, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on July 22, 2020).

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

October 21, 2020	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer