Form 10-K
period 2020-12-31
Armour Residential REIT, Inc.
filed 2021-02-17
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
On June 30, 2020, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $597,492,827 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 16, 2021 was 65,290,733.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

    ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission ("SEC"), (see Note 9 and Note 15 to the consolidated financial statements). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes (See Real Estate Investment Trust Requirements section below).

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

    Assets

    At December 31, 2020, we invest exclusively in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we may also invest in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.

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

ARMOUR Residential REIT, Inc.
Business (continued)

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

Management

    The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see Note 9 and Note 15 to the consolidated financial statements). ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2027 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. JAVELIN also has a management agreement with ACM, with an annual management fee of one dollar that will continue to automatically renew unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

    The ARMOUR management agreement entitles ACM to receive management fees payable monthly in arrears. The monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and liquidation distributions as approved and so designated by a majority of the Board will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2020, December 31, 2019 and December 31, 2018, the effective ARMOUR management fee, prior to management fees waived, was 1.00%, 1.00% and 1.03% based on gross equity raised of $2,944,169, $2,965,163 and $2,658,969, respectively. The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. ACM is further entitled to receive termination fees under certain circumstances. ACM began waiving 40% of its management fee during the second quarter of 2020. As of December 31, 2020, ACM has waived management fees of $8,855. On January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter until further notice (see Note 16 to the consolidated financial statements). Our total management fee expense for the year ended December 31, 2020, was $29,580 ($20,725 after fees waived), compared to $29,513 for the year ended December 31, 2019 and $27,190 for the year ended December 31, 2018.

We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements (see Note 15 to the consolidated financial statements). From time to time we grant restricted stock unit awards to our executive

ARMOUR Residential REIT, Inc.
Business (continued)

officers and other ACM employees through ACM and to the Board that vest over various periods through 2027 (see Note 10 to the consolidated financial statements).

Environmental Sustainability

We are committed to promoting sustainable and environmentally friendly practices in our workplace to reduce energy-usage, increase recycling and decrease waste. ACM’s 22-office based employees work in a 4,250 square feet leased office space in Vero Beach, Florida. As an organization, our business operations have a relatively modest environmental impact. However, energy conservation and environmental sustainability efforts are a priority and include:

•Recycling of: paper, glass and aluminum cans, electronic equipment, batteries and ink cartridges.
•Reducing carbon footprint through: video conferencing as an alternative to travel, utilizing LED lighting throughout the office, films on windows to reduce heating, ventilation, and air conditioning ("HVAC") system usage, and power management features that automatically put the computers and printers into a "sleep mode" after a designated period of inactivity.
•Using Energy Star® certified: computers, monitors, fixtures, appliances and a filtered water dispenser to eliminate the need for plastic bottles.
•Reduction of: single-use plastics by providing reusable, compostable and recycled kitchen products; office paper usage by emphasizing electronic communications, record storage and opting to receive e-statements and invoices from vendors; water consumption from low flow water fixtures in restrooms.
•Recent updates: installation of an eco-friendly porcelain tile flooring, produced with 40% of pre-consumer recycled materials, in high traffic areas that emits zero volatile organic compounds and moderates indoor temperature swings, reducing HVAC system usage; installation of a Self-Contained Ductable Commercial Air Cleaner with a HEPA filter that removes airborne contaminants like smoke, dust, pollen and dander that contribute to allergies and asthma and reduces BTU loads associated with larger amounts of outside air while helping lower energy costs and maintenance.

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

We believe that sharing our success is key to community and employee development. To each of these relationships, we bring a commitment to professional dignity and mutual respect. We strive to create a positive impact in the community in which we do business, making it a better place to live and work. The Company’s community involvement is a combination of charitable contributions, including employees volunteering in local civic and charitable organizations and providing financial support.

ARMOUR Residential REIT, Inc.
Business (continued)

While employees have the opportunity to donate time and funds to the community organization of their choice, the Company has chosen some key areas of high-impact focus that the Company and its employees feel strongly connected to:

•Affordable housing projects
•Career counseling in underserved communities
•Food security
•Financial literacy
•Children’s health and social services
•Cancer support

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

Corporate Governance

ARMOUR is committed to corporate governance that aligns with the interests of our stockholders and other stakeholders. We strive to maintain a well-rounded and diverse Board that balances financial industry expertise with independence, and the institutional knowledge of longer-tenured directors with the fresh perspectives brought by newer directors. Our directors bring to our Board a variety of skills and experiences developed across a broad range of industries, both in established and growth markets, and in each of the public, private and not-for-profit sectors. Our Board leads this effort by example.

Our Board of Directors has:

•60% independent directors and a lead independent director.
•20% representation of female directors.
•Average director tenure is 9.7 years, with 80% having over 10 years tenure.
•ARMOUR common stock ownership targets, with a prohibition on pledging or hedging.
•Annual election of Directors.
•Majority election and Director Resignation Policy.
•Written Board and Committee charters with annual self-assessments.
•Regular meetings of independent directors without management and with independent auditors.

Similarly, our executive officers have ARMOUR stock awards that vest over 5 years or longer, significant common stock ownership targets, and prohibitions on pledging or hedging their stock positions.

See the section titled Corporate Information below for our website and other information.

ARMOUR Residential REIT, Inc.
Business (continued)

Other Activities

If ACM and the Board determine that additional funding is advisable, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods. In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2020, there were 59,709 authorized shares of common stock and 44,653 authorized shares of preferred stock available for issuance. At December 31, 2020, there were 8,210 authorized shares remaining available for repurchase under our Repurchase Program. See Note 16 to the consolidated financial statements for other activities subsequent to December 31, 2020.

We have a 10% ownership interest in BUCKLER, a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. (see Note 7 and Note 15 to the consolidated financial statements).

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

The below table shows the percentage of taxable income and non-taxable return of capital to shareholders for the years presented.

	Preferred		Common
Year	Non-dividend distributions	Ordinary Dividends	Non-dividend distributions	Ordinary Dividends
2018	—%	100.00%	83.21%	16.79%
2019	—%	100.00%	56.84%	43.16%
2020	100.00%	—%	100.00%	—%

ARMOUR Residential REIT, Inc.
Business (continued)

At December 31, 2020, we had approximately $717,000 in interest rate swap tax expense amortizing through the year 2029.

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

Corporate Information

We are managed by ACM pursuant to management agreements between each of ARMOUR and JAVELIN and ACM. We do not have any employees. As of December 31, 2020, ACM had 22 employees that provide services to us.

    Principal office location: 3001 Ocean Drive, Suite 201, Vero Beach, FL 32963

Phone number: (772) 617-4340.

Website: www.armourreit.com.

ARMOUR Residential REIT, Inc.
Business (continued)

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

Risk Factor Summary

ARMOUR’s business of investing in MBS involves relies heavily on financial leverage which magnifies our interest rate and spread risks:
•Changes in interest rates generally, and volatility in the relationship between market prices and yields on our MBS and the prices and yields on benchmark fixed income securities, may adversely impact our net interest income, total comprehensive income, asset values and stockholders’ equity;
•Our MBS have maturities ranging from 10 to 30 years (although average lives are much shorter due to amortization and prepayments) while our repurchase agreement borrowings generally have maturities ranging from one to 90 days;
•Fed monetary policy may significantly influence the term structure of interest rates as well as the availability of short-term financing;
•During stressful market conditions, we may be forced to sell MBS at distressed prices, thereby potentially incurring permanent equity losses;
•We have credit exposure to our financing and derivative counterparties for the value of our collateral they hold in excess of our current liabilities; and
•Substantially all of our MBS portfolio consists of premium securities. Premium value represents a significant portion of our stockholders’ equity, is not guaranteed and will erode over time as principal payments are made.

ARMOUR is externally managed by ACM:

•ACM may terminate the management agreement for any reason without incurring a termination fee. If ACM ceases to be our manager, it may constitute an event of default under our financing arrangements;
•ACM’s liability is contractually limited and we have agreed to indemnify ACM;
•ACM is not precluded from serving our competitors or pursuing competing businesses;
•We may experience reductions in our total stockholders’ equity without a commensurate reduction in our management fee expense;
•ACM has voluntarily waived a portion of its contractual management fee. ACM may reduce the amount of or discontinue entirely its voluntary waiver without our consent; and
•Our management agreement with ACM extends through June 18, 2027. ARMOUR may terminate the agreement without cause only under limited circumstances, which include a termination fee equal four times the contractual management fee for the preceding 12 months.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

We and equity analysts use Core Income as a measure of ARMOUR’s investment performance:

•Core Income is a non-GAAP measure which excludes gains and losses, and therefore is an imperfect measure of our overall financial performance; and
•Using Core Income may encourage ACM to make portfolio decisions that accelerate the realization of losses and delay the realization of gains, which may not maximize the risk-adjusted returns on our investment portfolio.

Our affiliate BUCKLER is our largest financing counterparty:

•We hold a 10% equity ownership in BUCKLER and a subordinated loan for $105 million, which qualifies as regulatory capital;
•BUCKLER relies primarily on bilateral and triparty repurchase agreement funding through the FICC. If BUCKLER became unable to access these facilities, our own funding could become more difficult and more expensive. We maintain repurchase relationships with other counterparties which may reduce this risk;
•BUCKLER provides repurchase financing to third parties and may pursue other lines of business. We cannot guarantee that BUCKLER will not incur losses from these activities. Significant losses by BUCKLER from other business could impair the value of our investment in BUCKLER and limit BUCKLER’s ability to provide attractive repurchase financing to ARMOUR; and
•ACM owns 70% of the equity in BUCKLER and certain of our officers are also officers and equity owners of BUCKLER, which may lead to conflicts of interest between BUCKLER and ARMOUR.

General risks common to ARMOUR and our peer mortgage REITs:

•Our ability to make attractive portfolio investments consistent with our strategy;
•The future of Fannie Mae and Freddie Mac;
•Complying with REIT and other tax requirements and Maryland law;
•Maintaining exemptions from the 1940 Act and CFTC commodity pool regulations;
•The impact of COVID-19 on our operations;
•Our dependence on key personnel, information systems and communication systems;
•Our Board of Directors may declare common stock dividend levels that exceed our total economic return; and
•Capital markets risks related to our securities.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

ARMOUR’s business of investing in MBS involves relies heavily on financial leverage which magnifies our interest rate and spread risks:

Changes in interest rates may impact our level of net interest income, total comprehensive income and stockholders' equity and we may not be able to successfully mitigate such interest rate risks.

We invest predominately in MBS backed by loans with fixed interest rates, and to a lesser extent from time to time, in MBS backed by loans with interest rates that adjust on a regular basis, usually either monthly or annually. Our MBS have maturities ranging from 10 to 30 years (although average lives are much shorter due to amortization and prepayments). Our repurchase agreement borrowings generally have maturities ranging from one to 90 days. This mismatch in the interest rate terms between our assets and our liabilities is the primary source of our ability to generate positive net interest income because long-term interest rates tend to be higher than short-term rates. Short-term and long-term interest rates do not always move together. If short-term rates increase faster than long-term rates, the difference between the two may become zero or negative, and we may not have the ability to generate positive net interest income.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

In its March 2020 meeting, the Fed lowered its target range for the Federal Funds Rate to between 0.00% and 0.25% (see table in section titled Short-term Interest Rates and Funding Costs for historical rate changes). Changes in Fed policy affect our financial results since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our investments in securities would cause our net income to decline. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of our investments in securities in which we invest, although future Fed action could increase the prices of our target assets and reduce the spread on our investments or decrease our book value. Future securities purchase programs or other monetary policy enacted by the Fed could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

During stressful market conditions, we may be forced to sell MBS at depressed prices, thereby potentially incurring permanent equity losses.

Occasionally, the cash and financing markets for MBS experience temporary periods of significant distress, as evidenced by limited liquidity, low bid prices and few transactions. In such circumstances, our lenders may increase their margin requirements and significantly reduce their collateral value for our pledged securities. Our lenders are contractually entitled to adjust margin requirements on relatively short notice and collateral values as frequently as daily. Depending on the duration and severity of the market distress, ARMOUR may need to sell MBS at prices significantly below their long-term value in order to meet lender margin calls. We may not be able to participate in any potential market recovery and the resulting losses may permanently and materially reduce our equity.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

Our forward settling transactions, including TBAs, subject us to certain risks, including price risks and counterparty risks. We purchase a portion of our Agency Securities through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency Security, or (ii) a TBA, or to-be-issued, Agency Securities with certain terms. As with any forward purchase contract, the value of the underlying Agency Security may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency Securities at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2020 and December 31, 2019, BUCKLER (see Note 15 to the consolidated financial statements) accounted for 66.1% and 45.0%, respectively, of our aggregate borrowings and had an amount at risk of 8.3% and 14.8%, respectively, of our total stockholders' equity.

Substantially all of our MBS portfolio consists of premium securities. Premium securities may be subject to more risk than par value securities.

Premium securities have market values that exceed their unpaid principal balance. We typically buy MBS at premiums, which for the year ended December 31, 2020, ranged from 103.9% to 111.3%, which represent prices that we believe appropriately reflect the risks involved. Declining interest rates increase the premium level of our MBS and generate unrealized holding gains. Because we carry our MBS at fair value, unrealized holding gains are reflected in total stockholders’ equity.

MBS premium is not guaranteed by the Agencies and rising interest rates tend to reduce premium values. In residential MBS, the premium is also subject to prepayment risk. Premium value will also erode over time as principal payments are made. At December 31, 2020, the total premium associated with our MBS portfolio was approximately $559,912, which represents approximately 70% of our equity attributable to common stockholders.

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

The structural characteristics of Credit Risk and Non-Agency Securities may make them more or less sensitive to variations in prepayment speeds of the underlying mortgage loans.

Interest-Only Securities only entitle the holder to interest payments made on the underlying mortgage loans. Therefore, the yield to maturity of Interest-Only Securities is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of mortgages.

ARMOUR is externally managed by ACM:

ACM may terminate the management agreement for any reason. If ACM ceases to be our investment manager, financial institutions providing any financing arrangements to us may not provide future financing to us.

The management agreement allows ACM to terminate its service to ARMOUR for any reason upon 180 days prior written notice. No termination fee shall be due From ACM to ARMOUR following any termination by ACM.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
If ACM determines that an investment opportunity is appropriate for us, then ACM will allocate that opportunity in a manner that it determines, exercising its judgment in good faith, to be fair and equitable, taking into consideration all allocations taken as a whole. ACM has broad discretion in making that determination, and in amending that determination over time.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

ACM's management fees are calculated based on our gross equity raised and not on our performance. Therefore, the management fee structure may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio and management fee expense may not decline with reductions in our total stockholders’ equity.

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

Gross equity raised is reduced by the repurchase and redemption of our previously issued common and preferred stock and liquidation distributions designated by the Board of Directors. Regular dividends and investment losses do not reduce gross equity raised. Accordingly, we may experience reductions in our total stockholders’ equity without a commensurate reduction in management fee expense.
ACM has voluntarily waived a portion of its contractual management fee. ACM may reduce the amount of or discontinue entirely its voluntary fee waiver without our consent.

Effective with the second quarter of 2020, ACM voluntarily waived 40% of its contractual management fee, which waiver totaled $8,855 for 2020. Effective for the first quarter of 2021, ACM is voluntarily waiving $2,400 and then $800 per month thereafter of its contractual management fee. ACM may prospectively reduce the amount of or discontinue entirely its voluntary waiver at its sole discretion and without requiring our consent.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Additionally, following the Current Term, the ARMOUR management agreement will automatically renew for successive five-year renewal terms unless either we or ACM give advance notice to the other of our intent not to renew the agreement prior to the expiration of the Current Term or any renewal term. However, our right to give such a notice of non-renewal is limited and requires our independent directors to agree that certain conditions are met. The JAVELIN management agreement renewed on October 5, 2017, for a one-year period, with the annual management fee thereunder reduced to one dollar for the entirety of the renewal term. It automatically renews for successive one-year terms unless terminated under certain circumstances.

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

We and equity analysts use Core Income as a measure of ARMOUR’s investment performance:

Core Income is a non-GAAP measure which excludes gains and losses, and therefore is an imperfect measure of our overall financial performance.

We use Core Income as a measure of our investment performance and discuss our periodic financial results in terms of Core Income in our press releases and conference calls with equity analysts. Core Income is a non-GAAP measure which excludes gains or losses from securities sales and early termination of derivatives, market value adjustments (including impairments) and certain non-recurring expenses. Core Income is an incomplete measure of the Company’s financial performance and involves differences from total comprehensive income (loss) computed in accordance with GAAP.

Using Core Income may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio.

Because Core Income excludes gains and losses, using it as a measure of investment performance may encourage ACM to make portfolio decisions on our behalf that have the effect of accelerating the realization of losses and delaying the realization of gains. For example, in declining interest rate environments, we may replace interest rate swaps that have declined in value with new swaps requiring a lower fixed coupon payment while retaining in portfolio appreciated mortgage securities. Conversely, in rising interest rate environments, we may replace mortgage securities that have declined in value with new, higher coupon securities while retaining interest rate swaps that have increased in value.

Our affiliate BUCKLER is our largest financing counterparty:

A material portion of our aggregate repurchase financing is facilitated through BUCKLER.

At December 31, 2020, BUCKLER provided approximately $2,998,111, or 66.1% of ARMOUR’s repurchase financing. BUCKLER is subject to various broker-dealer regulations. BUCKLER’s failure to comply with these

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

regulations, facilitate attractive repurchase financing and its ability to conduct business with third parties could adversely affect ARMOUR’s funding costs, “haircuts” and/or counterparty exposure.

We hold a 10% equity ownership interest in BUCKLER and additionally, provided it with an aggregate of $105.0 million in a subordinated loan which qualifies as regulatory capital.

The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship, and funding commitment) compared to other suitable repurchase financing counterparties, (see Note 15 to the consolidated financial statements). We cannot guarantee that BUCKLER will be able to provide repurchase financing on more attractive terms in the future.

BUCKLER relies primarily on bilateral and triparty repurchase agreement funding through the FICC.

BUCKLER’s ability to access bilateral and triparty repo funding and to raise funds through the General Collateral Finance Repo service offered by the FICC, requires that it continuously meet the regulatory and membership requirements of FINRA and the FICC, which may change over time. If BUCKLER fails to meet these requirements and is unable to access such funding, we would be required to find alternative funding, which we may be unable to do, and our funding costs, “haircuts” and/or counterparty exposure could increase, and our liquidity could be adversely impacted.

ARMOUR continues to maintain active repurchase financing arrangements with numerous other counterparties with the intention of reducing our risk of relying primarily on BUCKLER. At December 31, 2020, we had repurchase borrowings from 18 different counterparties including BUCKLER. However, there can be no assurance as to the availability, terms, or cost of additional repurchase financing that might be available from other counterparties if we needed to replace BUCKLER’s financing capacity, particularly on short notice or during times of market distress.

BUCKLER may pursue business opportunities with third parties.

So long as our subordinated loan is outstanding, our independent directors must approve, in their sole discretion, any third-party business engaged by BUCKLER. However, we cannot guarantee that BUCKLER’s pursuit of business with third parties will not incur losses for us or that BUCKLER will be able to continue to provide us with attractive repurchase financing.

There are conflicts of interest in our relationship with ACM and its affiliates, including BUCKLER, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates, including BUCKLER. Entities affiliated with Mr. Ulm and Mr. Zimmer are the general partners of ACM and each of Mr. Ulm, Mr. Zimmer, Mr. Staton and Mr. Bell is a limited partner in ACM. ACM and our executive officers control BUCKLER.

The management agreements with ACM may create a conflict of interest and their terms, including fees payable to ACM, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreements because of our desire to maintain our ongoing relationship with ACM. ACM maintains a contractual and fiduciary relationship with us. The management agreements with ACM do not prevent ACM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ACM

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ACM and there is no guarantee that this allocation would be made in the best interest of our stockholders. We are not entitled to receive preferential treatment as compared with the treatment given by ACM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ACM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ACM and its respective officers and employees to engage in other business activities may reduce the time spent and resources used managing our activities.

ACM owns 70% of the equity of BUCKLER. BUCKLER may offer repurchase agreement financing to us at rates and terms that may be less advantageous to us than if they had been negotiated with third parties.

General risks common to ARMOUR and our peer mortgage REITs:

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

limit our opportunities to profit during times of market stress or dislocation. We attempt to mitigate this risk by concentrating our investments in MBS that have more widespread trading interest resulting in deeper and more liquid trading.

All of our repurchase financing and our hedging derivatives have daily collateral maintenance requirements, and a substantial portion of our MBS are pledged as collateral. These collateral requirements are monitored by our counterparties and we may be required to post additional collateral when the value of our posted collateral declines and/or the fair value of our net liability under a derivative increase. We attempt to mitigate this risk by moderating the amount of our financial leverage, monitoring collateral maintenance requirements, and timely calling for collateral (or a return of collateral) from our counterparties on financing positions and derivatives, and maintaining reserve liquidity in the form of cash or unpledged Agency Securities that are widely acceptable as collateral. By concentrating our investments in more liquid Agency Securities, we also seek to be able to quickly sell positions and reduce our financial leverage if necessary.

The daily collateral maintenance required for our repurchase financing and our hedging derivatives generally move in opposite directions as market interest rates change. However, because market yields on our Agency Securities are not perfectly correlated with interest rate swap market yields, it is likely that our daily requirements to post collateral to our counterparties will not equal the collateral our counterparties are required to post to us. In times of higher market volatility, those differences can become more significant.

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

Within our overall investment guidelines, we may change our target assets financing strategy and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. Our Board also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, financing strategy, investment guidelines and other

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our stock and our ability to make distributions to our stockholders.

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government may adversely affect our business.

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

In order to qualify and maintain our qualification as a REIT, we must, among other things, ensure:

•that at least 75% of our gross income each year is derived from certain real estate related sources;
•that at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS, at the end of each calendar quarter;
•that the remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer, or more than 10% of the total value of the outstanding securities of any one issuer; and
•that no more than 5% of the value of our assets can consist of securities of any one issuer.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

Legislative or other actions affecting the tax status of REITs could materially and adversely affect us and our stockholders.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. We believe we currently satisfy all the requirements of a REIT. However, the determination that we satisfy all REIT requirements requires an analysis of various factual matters and circumstances that may not be totally within our control. We have not requested and do not intend to request a ruling from the IRS that we qualify as a REIT. Accordingly, we are not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, the U.S. Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, which could make it more difficult or impossible for us to qualify as a REIT.

If we fail to qualify as a REIT in any tax year, then:

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

•we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our net income at regular corporate rates;
•any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and
•unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we do not qualify as a REIT.

If we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

If we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary ("TRS") or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Our capital loss carry forward for tax purposes may expire before we can fully use it to offset otherwise taxable income or gains.

For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset undistributed taxable net capital gains realized during the carry forward period. Net capital losses realized totaling, $(31,204), $(7,375) and $(216,634) will be available to offset future capital gains realized in 2021, 2022 and 2023 respectively. Any capital loss carry forward that we have not used to offset undistributed otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Our capital loss carry forward may expire before we can fully use it because, for example, we do not generate enough taxable net capital gains during that period or we distribute net capital gains in the year realized. Our current practice of declaring dividends based on non-GAAP Core income increases the likelihood that net capital gains realized will be treated as distributed in the year realized. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.

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

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their distribution income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we will reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors or selling any debt securities issued in connection with these securitizations that might be

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

We conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We structure our activities to avoid prohibited transaction characterization.

To the extent we invest in construction loans, we may fail to qualify as a REIT if the IRS successfully challenges our estimates of the fair market value of land improvements that will secure those loans.

We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property), which will secure the loan, and which are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not successfully challenge our estimate of the loan value of the real property and our treatment of the construction loans for purposes of the REIT income and assets tests, which may cause us to fail to qualify as a REIT.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

If we have a class of equity securities registered under the Exchange Act and meet certain other requirements, Title 3, Subtitle 8 of the MGCL permits us without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Pursuant to Title 3, Subtitle 8 of the MGCL, once we meet the applicable requirements, our charter provides that our Board will have the exclusive power to fill vacancies on our Board. As a result, unless all of the directorships are vacant, our stockholders will not be able to fill vacancies with nominees of their own choosing. We may elect to opt into additional provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time that we have a class of equity securities registered under the Exchange Act and satisfy certain other requirements.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

“investment securities,” among other things, in Section 3(a)(1)(C) of the 1940 Act, as defined above, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool Credit Risk and Non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat Credit Risk and Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency Securities and Credit Risk and Non-Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency Securities and Credit Risk and Non-Agency Securities that are not whole pools, such as CMOs and CMBS. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

COVID-19 has had a significant effect on our results of operations. In addition, it has resulted in significant financial market volatility, and its impact on the global economy appears to be significant. A continuation or worsening of the pandemic will have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of COVID-19 on our continuing operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. COVID-19 has caused significant financial market volatility and uncertainty. A continuation or worsening of the levels of market seen could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Depending upon the duration and severity of the pandemic, as well as other future developments which cannot be accurately predicted, including the continued emergence of new strains of COVID-19, the availability of an effective vaccine and the speed with which it is administered to the public, additional or modified government actions and the actions taken to contain COVID-19 or address its impact in the short and long term, among others, the continuing effect on our results over the long term is uncertain.

Responding to COVID-19, both Fannie Mae and Freddie Mac have announced mortgage forbearance policies that will allow borrowers to delay their mortgage payments for up to one year. Individual states also have adopted or may adopt forbearance policies addressing loan payments, rent payments, foreclosures and evictions. These policies may impact our investments in many ways, some that are foreseeable, others that are not. The impact of high levels of forbearance on our securities portfolio could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the Federal Housing Finance Authority ("FHFA"), the Fed, and federal and state governments. The nature and timing of any such future public policy choices and actions are unpredictable. We expect prepayment speeds on Agency Securities to be affected and scenarios suggesting both slowing and increasing prepayment speeds are plausible. Certain classes of our Credit Risk Transfer securities in our securities portfolio contain contractual provisions that allow the issuing GSE to declare a credit event based solely on payment delays, including forbearance (even if the issuing GSE ultimately sustains no loss on the underlying loans). While similar forbearance during prior natural disasters did not result in CRT credit events, there can be no assurance as to what stance the GSEs and the FHFA will take on this issue regarding COVID-19 forbearance.

We depend on ACM for our key personnel. The loss of those key personnel could severely and detrimentally affect our operations.

As an externally managed company, we depend on the diligence, experience and skill of ACM personnel for the selection, acquisition, structuring, hedging and monitoring of our MBS and associated borrowings. We depend on the efforts and expertise of our operating officers to manage our day-to-day operations and strategic business direction. If any of our key personnel were to leave the Company, locating individuals with specialized industry knowledge and skills similar to that of our key personnel may not be possible or could take months.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

We have very broad investment guidelines, and our Board will not approve each investment and financing decision made by ACM.

We are authorized to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. ACM is authorized to invest and obtain financing on our behalf within these guidelines. Our Board periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to, review all our investments on an individual basis or in advance. In conducting periodic reviews, our Board relies primarily on information provided to it by ACM. Furthermore, ACM may use complex strategies and transactions that may be costly, difficult, or impossible to unwind if our Board determines that they are not consistent with our investment guidelines. In addition, because ACM has a certain amount of discretion in investment, financing and hedging decisions, ACM’s decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition, and results of operations.

We are highly dependent on information and communications systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and negatively affect the market price of our common stock and our ability to distribute dividends.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance, and hedge our investments. These systems are primarily operated by third-parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency Securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our stock and our ability to make distributions to our stockholders.

We rely on sophisticated information technology systems, networks, and infrastructure in managing our day-to-day operations. Despite cyber-security measures already in place, which we monitor on a regular basis, our information technology systems, networks, and infrastructure may be vulnerable to deliberate attacks or

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks, and infrastructure, and protect our information could adversely affect our business.

We rely on our financial, accounting, and other data processing systems. Computer malware, viruses, computer hacking, and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance.

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

We expect to continue to make regular cash distributions to our stockholders in amounts such that all or substantially all our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this report. Future distributions are made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status, restrictions on making distributions under the MGCL and such other factors as our Board may deem relevant from time to time. There are no guarantees of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

leverage. Reducing our capital base will increase our expense ratio and could potentially reduce the availability of our repurchase financing and interest rate swap hedges. We will be more likely to consider future returns of capital to stockholders when the market trading price for our common stock represents a significant discount to our book value.

Our Board of Directors considers Core Income when determining the level of dividends on our common stock. Core Income tends to be more stable over time and this practice is designed to increase the stability of our common stock dividend from month to month. However, Core Income excludes gains and losses and market value adjustments that are reflected in total comprehensive income (loss) computed in accordance with GAAP. These differences could cause us to distribute common stock dividends that differ from our total economic return. Since 2010, ARMOUR has distributed common stock dividends totaling approximately $1,538,000 while incurring cumulative total comprehensive (loss) attributable to common stockholders of ($555,627). Such losses include approximately ($622,300) in 2013 and ($539,942) in the first quarter of 2020.

We may use proceeds from equity and debt offerings and other financings to fund distributions, which will decrease the amount of capital available for purchasing our target assets.

There are no restrictions in our charter or in any agreement to which we are a party that prohibits us from using the proceeds of any offering of our equity or debt or other financings to fund distributions to stockholders. In the event that we elect to fund any distribution to our stockholders from sources other than our earnings, the amount of capital available to us to purchase our target assets would decrease, which could have an adverse effect on our overall financial results and performance.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.

Any future offerings of debt securities and/or preferred stock, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidation distributions, may adversely affect the market price of our common stock.

In the future, we may raise capital through the issuance of debt, preferred equity or common equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Additional series of preferred stock, if issued, could have a preference on liquidation distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our 2009 Stock Incentive Plan, as amended), or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

Item 3. Legal Proceedings

    See Note 9 - Commitments and Contingencies for information on legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
ARMOUR Residential REIT, Inc.

    Our 7.00% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), and our common stock are currently listed on the NYSE under the symbols “ARR-PRC”and “ARR,” respectively. On February 16, 2021, the per share price of our common stock as reported on the NYSE was $12.16.

Holders of Common Equity

As of February 16, 2021, we had 138 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.

Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. For the year ended December 31, 2020, we paid full cumulative dividends on our preferred Stock.

    For historical information on the frequency and amount of cash dividends paid to the holders of shares of our preferred stock and common stock (see Note 11 to the consolidated financial statements). See Note 16 to the consolidated financial statements for cash dividends paid to the holders of our Series C Preferred Stock and common stock subsequent to December 31, 2020.

Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $75,486 and dividend payments to preferred stockholders were $11,162 (including the final dividend on the Series B Preferred Stock, called for redemption, of $1,375 paid on February 27, 2020 to holders of record on February 15, 2020) for the year ended December 31, 2020. Our estimated REIT taxable loss available to pay dividends was $(92,142) for the year ended December 31, 2020. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 100.0% in 2020, 56.8% in 2019, and 83.2% in 2018.

ARMOUR Residential REIT, Inc.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities (continued)

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2015, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Total Return Performance
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
ARMOUR Residential REIT, Inc.
S&P 500 Index
NAREIT Mortgage REIT Index

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
ARMOUR Residential REIT	$100.00	$115.07	$149.74	$131.82	$129.10	$86.33
S&P 500 Index	$100.00	$111.96	$136.4	$130.42	$171.49	$203.04
NAREIT Mortgage REIT Index	$100.00	$122.86	$147.16	$143.45	$174.05	$141.38

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

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Balance Sheet Data:
Investments in securities, at fair value:
Agency Securities	$5,178,322	$11,941,766	$7,051,954	$7,478,966	$6,511,164
Credit Risk and Non-Agency Securities	$—	$883,601	$819,915	$975,829	$1,052,170
Interest-Only Securities	$—	$—	$20,623	$25,752	$33,627
U.S. Treasury Securities	$—	$—	$98,646	$—	$—
Total Assets	$5,524,486	$13,272,420	$8,464,610	$8,928,917	$7,978,161
Repurchase agreements	$4,536,065	$11,354,547	$7,037,651	$7,555,917	$6,818,453
Total Stockholders' Equity	$938,304	$1,436,707	$1,125,313	$1,326,051	$1,092,065

Statement of Operations Data:
Total Interest Income	$169,754	$439,565	$283,148	$254,433	$263,995
Interest expense-repurchase agreements	(62,939)	(288,229)	(154,230)	(94,558)	(73,107)
Interest expense-U.S. Treasury Securities sold short	(32)	—	—	—	—
Net Interest Income	$106,783	$151,336	$128,918	$159,875	$190,888
Total Other Income (Loss)	(289,929)	(362,761)	(197,859)	57,110	(198,902)
Total Expenses	(40,821)	(38,480)	(37,025)	(35,831)	(37,503)
Management fees waived	8,855	—	—	—	—
Net Income (Loss)	$(215,112)	$(249,905)	$(105,966)	$181,154	$(45,517)
Dividends on preferred stock	(9,787)	(15,634)	(17,032)	(15,880)	(15,622)
Net Income (Loss) available (related) to common stockholders	$(224,899)	$(265,538)	$(122,998)	$165,274	$(61,139)
Total Comprehensive Income (Loss)	$(391,554)	$149,438	$(129,725)	$190,177	(7,349)
Net Income (loss) per common share, Basic	$(3.57)	$(4.59)	$(2.92)	$4.22	$(1.67)
Net Income (loss) per common share, Diluted	$(3.57)	$(4.59)	$(2.92)	$4.17	$(1.67)
Total Comprehensive Income (loss) per common share, Basic	$(6.36)	$2.31	$(3.48)	$4.45	$(0.63)
Total Comprehensive Income (loss) per common share, Diluted	$(6.36)	$2.30	$(3.48)	$4.40	$(0.63)
Dividends declared per common share	$1.20	$2.16	$2.28	$2.28	$3.02

ARMOUR Residential REIT, Inc.
Selected Financial Data (continued)

Key Portfolio Statistics *	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Average Securities Portfolio (1)	$7,834,588	$12,461,442	$9,566,838	$9,502,424	$10,755,853
Average Repurchase Agreements (2)	$7,771,509	$12,044,113	$9,054,133	$9,129,879	$8,983,091
Average Portfolio Yield (3)	2.59%	3.63%	3.30%	3.03%	2.71%
Average Cost of Funds (4)	1.03%	2.19%	1.70%	1.40%	1.32%
Interest Rate Spread (5)	1.56%	1.44%	1.60%	1.63%	1.39%
Return on Equity, net income (loss) (6)	(22.93)%	(17.39)%	(9.42)%	13.66%	(4.17)%
Return on Equity, comprehensive income (loss)(7)	(41.73)%	10.40%	(11.53)%	14.34%	(0.67)%
Average Annual Portfolio Repayment Rate (8)	15.40%	10.41%	5.96%	7.28%	9.81%
Debt to Stockholders' Equity (9)	4.83:1	7.90:1	6.25:1	5.70:1	6.24:1
Leverage Ratio (10)	7.61:1	8.60:1	7.05:1	6.90:1	8.85:1
* All percentages represent daily weighted averages annualized.

(1)Our average securities portfolio was calculated by dividing the sum of our securities portfolio each day (including TBA Agency Securities) during the year by the number of days in the period. See the section titled Available for Sale Securities-TBA Agency Securities, in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2)Our average repurchase agreements was calculated by dividing the sum of our outstanding balances under our repurchase agreements each day (including TBA purchase liability) during the year by the number of days in the period.
(3)Our average portfolio yield was calculated by dividing our interest income, plus TBA drop income, by our average securities portfolio.
(4)Our average cost of funds was calculated by dividing our total interest expense (including realized loss on derivatives) by our average repurchase agreements.
(5)Our interest rate spread was calculated by subtracting our average cost of funds from our average portfolio yield.
(6)Our return on equity, net income (loss) was calculated by dividing net income (loss) for the year by total stockholders' equity at the end of the year.
(7)Our return on equity, comprehensive income (loss) was calculated by dividing comprehensive income (loss) for the year by total stockholders' equity at the end of the year.
(8)Our average annual portfolio repayment rate is calculated by taking the average of the actual monthly CPR for each month during the year.
(9)Our debt-to-stockholders' equity ratio was calculated by dividing the amount outstanding under our repurchase agreements at period end by total stockholders’ equity at period end.
(10)Our leverage ratio was calculated by dividing the amount outstanding under our repurchase agreements, including notional on TBA Agency Securities, at period end by total stockholders’ equity at period end.

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

    At December 31, 2020, we invested exclusively in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we may also invest in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.

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

Market and Interest Rate Trends and the Effect on our Securities Portfolio:

Fourth Quarter 2020 Trends

COVID-19 continues to have a real-time impact on all business sectors. The extent of the ultimate impact of COVID-19 on the Company's operational and financial performance will depend on various developments, including the duration of the outbreak and the spread of the virus and the federal government's and states' future responses to the virus, which cannot be reasonably predicted at this time. While the Company is not able to estimate the future impact of COVID-19 at this time, it could continue to materially affect the Company’s future financial and operational results.

The strong intervention by the Federal Reserve helped stabilize the agency residential and commercial mortgage-backed securities and recover a large amount of the spread widening that took place during the month of March. ARMOUR acted aggressively to mitigate risk, moderate leverage and maximize liquidity and activated its remote work environment protocol to minimize health and operational risks. The Company's remote work environment protocol has allowed our operations to remain fully functional while we continue to work remotely. The Company remains focused on prioritizing liquidity through this period of increased market volatility and financial risks. The Company continues to meet all of its obligations to repurchase agreement counterparties in a timely manner, while prudently managing the risk of its assets and hedges portfolios. See Item 1A. "Risk Factors" for further discussion of the possible impact of COVID-19 on our business.

During the fourth quarter, we continued to designate Agency Securities purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments.

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

Short-term Interest Rates and Funding Costs

    Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made from December 2018 to December 2020.

Meeting Date	Lower Bound	Higher Bound
March 16, 2020	0.00%	0.25%
March 3, 2020	1.00%	1.25%
October 2019	1.50%	1.75%
September 2019	1.75%	2.00%
July 2019	2.00%	2.25%
December 2018	2.25%	2.50%

Our borrowings in the repurchase market have historically closely tracked the Federal Funds Rate and LIBOR, and more recently, SOFR. Traditionally, a lower borrowing rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result. The expected discontinuation of LIBOR may impact our liquidity and the value of our MBS. SOFR is currently scheduled to replace LIBOR as a reference rate. We are currently assessing the impact on our securities portfolio and will continue to do so.

The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate and SOFR Rate on a monthly basis from December 31, 2018 to December 31, 2020.

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

Results of Operations

Net Loss Summary

    The following is a summary of our consolidated results of operations for the periods presented:

Net Income (Loss) Summary
Net Interest Income
$106,783
$151,336
$128,918
Total Other Loss
$(289,929)
$(362,761)
$(197,859)
Total Expenses after fees waived
$31,966
$38,480
$37,025
Net Loss
$(215,112)
$(249,904)
$(105,966)
($ in thousands)
Year Ended 12/31/20
Year Ended 12/31/19
Year Ended 12/31/18

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Our results for the year ended December 31, 2020 were significantly impacted by COVID-19 that started in the second week of March 2020. To increase liquidity, we significantly reduced our portfolio of Agency Securities (including TBA Agency Securities) by 39.1% from December 31, 2019. During the third quarter of 2020, we completed the liquidation of our Credit Risk and Non-Agency Securities and are now focused exclusively on an all Agency Securities portfolio. The net loss for the year ended December 31, 2020 reflected losses on derivatives due to the termination of interest rate swap contracts and losses on Credit Risk Transfer and Non-Agency Securities that were offset by gains on sales of Agency Securities and gains on TBA Agency Securities.

Net Interest Income

    Net interest income is a function of both our securities portfolio size and net interest rate spread.

2020 vs. 2019

•Our average securities portfolio decreased 37.1% from $12,461,442 for the year ended December 31, 2019 to $7,834,588 for the year ended December 31, 2020.
•Our average securities portfolio yield decreased 1.04% and our average cost of funds decreased 1.16% year over year.
•Our net interest rate spread increased 0.12% year over year, however net interest income decreased due to a lower average securities portfolio balance.

2019 vs. 2018

•Our average securities portfolio increased 30.3% from $9,566,838 for the year ended December 31, 2018 to $12,461,442 for the year ended December 31, 2019.
•Our average securities portfolio yield increased 0.33% while our cost of funds increased 0.49% year over year.
•Net interest income increased from 2018 to 2019 due to a higher average securities portfolio balance. This was partially offset by the increase in the effective interest rate on our financing and the increase in our portfolio yield. Our net interest rate spread was 1.60% and 1.44% for the years ended December 31, 2018 and December 31, 2019, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Net Interest Income
Agency Securities
$151,206
$382,811
$218,391
Credit Risk and Non-Agency Securities
$17,746
$52,919
$56,427
Interest-Only Securities
$—
$596
$1,667
U.S. Treasury Securities
$469
$1,353
$4,644
Buckler Subordinated loans
$333
$1,886
$2,019
Interest expense-repurchase agreements
$(62,939)
$(288,229)
$(154,230)
Interest expense-U.S. Treasury Securities sold short
$(32)
$—
$—
Net Interest Income
$106,783
$151,336
$128,918
($ in thousands)
Year Ended 12/31/20
Year Ended 12/31/19
Year Ended 12/31/18

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 2020	1.99%	0.27%	1.72%	0.26%
September 2020	2.21%	0.26%	1.95%	0.26%
June 2020	2.53%	0.90%	1.63%	0.55%
March 2020	3.18%	1.95%	1.23%	1.94%
December 2019	3.63%	2.14%	1.49%	2.14%
September 2019	3.56%	2.25%	1.31%	2.55%
June 2019	3.70%	2.30%	1.40%	2.69%
March 2019	3.65%	2.03%	1.62%	2.71%
December 2018	3.59%	1.92%	1.67%	2.55%
September 2018	3.46%	1.82%	1.64%	2.30%
June 2018	3.13%	1.57%	1.56%	2.10%
March 2018	3.05%	1.53%	1.52%	1.77%
December 2017	3.02%	1.47%	1.55%	1.54%

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
Dec-18
Mar-19
Jun-19
Sept-19
Dec-19
Mar-20
Jun-20
Sept-20
Dec-20
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

2020 vs. 2019
•Gains (losses) on Agency Securities resulted from the proceeds from sales of Agency Securities during the year ended December 31, 2020 of $10,959,587 compared to $2,894,339 during the year ended December 31, 2019.
•During the year ended December 31, 2020, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. It was determined in the first quarter that, as we may have been required to sell certain securities in the near future, we recognized an impairment of $1,012 in our consolidated statements of operations. No credit loss expense was required for the remaining quarters of 2020.
•Gains on Agency Securities, trading, resulted from the change in fair value of the securities as well as losses on sales during the year ended December 31, 2020. The change in fair value of the securities was

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

$20,691 for the year ended December 31, 2020. For the year ended December 31, 2020, we sold $158,708 of these securities which resulted in a loss of $1,134.
•Gain (loss) on Credit Risk and Non-Agency Securities resulted from the sale of securities as well as the change in fair value of the securities. We did not have any Credit Risk and Non-Agency Securities at December 31, 2020.
•Gain on Interest-Only Securities for the year ended December 31, 2019, resulted from a change in the fair value of these securities of $682 in Q1 2019 as well as a loss of $(805) in Q2 2019 from the sale of $18,822 Interest-Only Securities. We did not have Interest-Only Securities at December 31, 2020 or December 31, 2019.
•Sales of U.S. Treasury Securities of $3,785,248 resulted in a realized gain of $21,771 for the year ended December 31, 2020. Sales of U.S. Treasury Securities of $1,786,090 for the year ended December 31, 2019 resulted in realized gain of $1,967. The change in fair value of the securities was $57 for the year ended December 31, 2019.
•Gain (losses) on Derivatives resulted from a combination of the following:
▪Interest rate swap contracts' aggregate notional balance decreased from $7,975,000 at December 31, 2019 to $5,337,000 at December 31, 2020.
▪The increase in TBA prices and in our total TBA Agency Securities aggregate notional balance from $1,000,000 at December 31, 2019 to $2,600,000 at December 31, 2020 resulted in income of $111,927 for the year ended December 31, 2020 compared to the prior period loss of $(5,465).
2019 vs. 2018

•Gains (losses) on Agency Securities resulted from the sales of Agency Securities during the year ended December 31, 2019 of $2,894,339 compared to $4,496,015 during the year ended December 31, 2018.
•At December 31, 2019 and December 31, 2018, we also considered whether we intended to sell Agency Securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling Agency Securities. No OTTI was recognized for the year ended December 31, 2019.
•Gain (loss) on Credit Risk and Non-Agency Securities results from the sales of Credit Risk and Non-Agency Securities as well as the change in fair value of the securities. We did not sell any Credit Risk and Non-Agency Securities in 2019. For the year ended December 31, 2018, we sold $97,758 of Credit Risk and Non-Agency Securities which resulted in gains of $16,886. The change in the unrealized loss was $(44,152) for the year ended December 31, 2018.
•Gain (loss) on Interest-Only Securities resulted from the change in the fair value of these securities in Q1 2019 of $682 as well as the sale of $18,822 Interest-Only Securities in Q2 2019, which resulted in a loss of $(805).
•Gain (loss) on U.S. Treasury Securities resulted from the sales of U.S. Treasury Securities during the year ended December 31, 2019 of $1,786,090, which resulted in a realized gain of $1,967. The change in fair value for the year ended December 31, 2019 was $57. Sales were $661,883 during the year ended December 31, 2018, which resulted in a realized loss of $(6,365).
•Losses on Derivatives resulted from a combination of the following:
◦Changes in interest rates and TBA prices.
◦The increase in our total interest rate swap contracts aggregate notional balance from $7,350,000 at December 31, 2018 to $7,975,000 at December 31, 2019.
◦The decrease in our total TBA Agency Securities aggregate notional balance from $900,000 at December 31, 2018 to $1,000,000 at December 31, 2019.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Other Income (Loss)
Realized gain (loss) on sale of Agency Securities
$143,877
$9,611
$(152,950)
Credit loss expense
$(1,012)
$—
$(12,090)
Loss on Credit Risk and Non-Agency Securities
$(189,555)
$(24,396)
$(27,266)
Gain (loss) on Interest-only Securities
$—
$123
$(1,007)
Gain (loss) on U.S. Treasury Securities
$21,771
$2,024
$(6,365)
Gain on short sale of U.S. Treasury Securities
$(414)
$—
$—
Realized loss on derivatives
$(378,208)
$(213,996)
$(47,497)
Unrealized gain (loss) on derivatives
$94,055
$(136,127)
$49,316
Total Other Loss
$(289,929)
$(362,761)
$(197,859)
($ in thousands)
Year Ended 12/31/20
Year Ended 12/31/19
Year Ended 12/31/18

Expenses

The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. The ARMOUR management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the ARMOUR management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the ARMOUR management agreement, the effective average management fee rate declines as equity is raised. At December 31, 2020, December 31, 2019 and December 31, 2018, the effective ARMOUR management fee, prior to management fees waived was 1.00%, 1.00% and 1.03% based on gross equity raised of $2,944,169, $2,965,163 and $2,658,969, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020. As of December 31, 2020, ACM has waived management fees of $8,855. On January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter until further notice (see Note 16 to the consolidated financial statements).

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

Expenses
Management fees
$29,628
$29,571
$27,246
Professional fees
$3,770
$2,808
$4,978
Insurance
$742
$713
$660
Compensation
$5,597
$3,889
$3,774
Other
$1,084
$1,499
$367
Less management fees waived
$(8,855)
$—
$—
Total Expenses
$31,966
$38,480
$37,025
($ in thousands)
Year Ended 2020
Year Ended 2019
Year Ended 2018

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

Investment in Securities
December 31, 2020
34.4%
65.6%
Agency Securities
TBA Agency Securities

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Investment in Securities
December 31, 2019
7.3%
86.3%
5.8%
0.6%
Agency Securities
TBA Agency Securities
Credit Risk Transfer Securities
Non-Agency Securities

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

Credit Risk and Non-Agency Securities

    We did not have any Credit Risk and Non-Agency Securities at December 31, 2020. From time to time, we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on those assets. If actual prepayment speeds, defaults, delinquencies and severities differ from our expectations, actual yields could be higher or lower. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. Each investment is evaluated based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies.

The table below summarizes the credit ratings of our Credit Risk and Non-Agency Securities at December 31, 2019.

	Investment Grade	Non-Investment Grade	Non-Rated	Total
December 31, 2019	$570,332	$233,418	$79,851	$883,601

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    The table below summarizes certain characteristics of our investments in securities at December 31, 2020 and December 31, 2019.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
December 31, 2020
Agency Securities:
Total Fannie Mae	$3,779,964	$4,158,987	3.2%	14.8%	255	52.7%
Total Freddie Mac	925,036	993,173	3.3%	23.9%	262	12.6
Total Ginne Mae	25,388	26,162	2.9%	7.6%	206	0.3
Total Agency Securities	$4,730,388	$5,178,322	3.3%	16.6%	256	65.6%
TBA Agency Securities:
15 Year Long (2)	1,400,000	1,459,136	1.9%	n/a	n/a	18.5
30 Year Long (2)	1,200,000	1,252,842	2.1%	n/a	n/a	15.9
Total TBA Agency Securities	$2,600,000	$2,711,978	2.0%	n/a	n/a	34.4%
Total Investments in Securities	$7,330,388	$7,890,300				100.0%

December 31, 2019
Agency Securities:
Total Fannie Mae	$8,779,331	$9,269,786	3.7%	14.4%	239	67.0%
Total Freddie Mac	2,522,870	2,648,795	3.9%	20.7%	329	19.2
Total Ginne Mae	22,504	23,185	3.7%	11.6%	233	0.1
Total Agency Securities	$11,324,705	$11,941,766	3.8%	15.8%	259	86.3%
TBA Agency Securities:
15 Year Long (2)	500,000	511,885	3.0%	n/a	n/a	3.7%
30 Year Long (2)	500,000	494,395	2.5%	n/a	n/a	3.6
Total TBA Agency Securities	$1,000,000	$1,006,280	2.8%	n/a	n/a	7.3%
Credit Risk and Non-Agency Securities:
Credit Risk Transfer	$754,729	$803,964	5.9%	n/a	114	5.8%
Non-Agency Securities	93,723	79,637	5.2%	n/a	226	0.6
Total for Credit Risk and Non-Agency Securities	$848,452	$883,601	5.8%	n/a	124	6.4%
Total Investments in Securities	$13,173,157	$13,831,647				100.0%

(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2020 and December 31, 2019.
(2)Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities are reported at net carrying value of $19,747 and $(592), at December

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

31, 2020 and December 31, 2019, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 to the consolidated financial statements).

Repurchase Agreements

    We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at December 31, 2020 and 25 of which had open repurchases agreements with us at December 31, 2019. We had outstanding balances under our repurchase agreements at December 31, 2020 and December 31, 2019 of $4,536,065 and $11,354,547, respectively, consistent with the increase in our MBS in our securities portfolio.

    Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2020, the average haircut percentage was 3.13% compared to 5.16% at December 31, 2019. The change in the average haircut percentage is a reflection of the decrease in our securities portfolio and the disposition of our Credit Risk and Non-Agency Securities which had higher haircut levels than our Agency Securities.

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

Interest Rate Swap Contracts as of December 31, 2020
Notional ($ in millions)
$1,500
$1,000
$500
$0
3%
2%
1%
0%
$1,027
$600
$603
$390
$73
$635
$307
$504
$1,198
0.06%
0.04%
0.07%
0.16%
0.06%
0.26%
0.31%
0.36%
0.55%
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
Total Notional
Total Weighted Average Pay Rate, Net

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Interest Rate Swap Contracts as of December 31, 2019
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
3%
2%
1%
0%
1.5%
2.0%
1.4%
2.0%
1.7%
1.9%
1.5%
$675
$1,075
$1,000
$1,725
$1,125
$1,200
$1,175
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
Total Notional
Total Weighted Average Pay Rate, Net

    At December 31, 2020 and December 31, 2019, we had derivatives with a net fair value of $53,469 and $(47,223), respectively. At December 31, 2020 and December 31, 2019, we had interest rate swap contracts with an aggregate notional balance of $5,337,000 and $7,975,000, respectively. Counterparty risk of derivatives are limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to: (1) lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and (2) vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

We also had TBA Agency Securities with an aggregate notional balance of $2,600,000 and $1,000,000 at December 31, 2020 and December 31, 2019, respectively.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $(284,153), $(350,123) and $1,819, for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively, related to our derivatives.

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

Contractual Obligations and Commitments

We had the following contractual obligations at December 31, 2020:

	Payments Due By Period
Obligations	Total	< 1 Year	≥ 1 and < 3 Years	≥ 3 and < 5 Years	≥ 5 Years
Repurchase agreements (1)	$4,536,065	$4,536,065	$—	$—	$—
Interest expense on repurchase agreements	2,208	2,208	—	—	—
Related Party Fees (2)	207,070	29,581	59,163	59,163	59,163
Board of Directors fees (3)	9,457	1,351	2,702	2,702	2,702
Total	$4,754,800	$4,569,205	$61,865	$61,865	$61,865
(1)At December 31, 2020, BUCKLER accounted for 66.1% of our aggregate borrowings and had an amount at risk of 8.3% of our total stockholders' equity with a weighted average maturity of 21 days on repurchase agreements (refer to Note 7 to the consolidated financial statements).
(2)Represents fees to be paid to ACM under the terms of the management agreements (refer to Note 9 and Note 15 to the consolidated financial statements).
(3)Represents compensation to be paid to the Board in the form of cash and common equity.

We had contractual commitments under derivatives at December 31, 2020. We had interest rate swap contracts with an aggregate notional balance of $5,337,000, a weighted average swap rate of 0.24% and a weighted average term of 58 months at December 31, 2020. We also entered into $2,600,000 notional of TBA Agency Securities during the year ended December 31, 2020.

Liquidity and Capital Resources

At December 31, 2020, our liquidity totaled $619,409, consisting of $167,671 of cash plus $451,738 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities (refer to Note 11 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at December 31, 2020 and December 31, 2019.

    Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At December 31, 2020 and December 31, 2019, we financed our securities portfolio with $4,536,065 and $11,354,547 of borrowings under repurchase agreements. Our debt to equity ratios at December 31, 2020 and December 31, 2019, were 4.83:1 and 7.90:1, respectively. Our leverage ratios, including notional on our TBA Agency Securities, were 7.61:1 and 8.60:1 at December 31, 2020 and December 31, 2019, respectively.

    During the year ended December 31, 2020, we purchased $10,698,641 of securities using proceeds from repurchase agreements and principal repayments. During the year ended December 31, 2020, we received cash of $1,262,930 from principal repayments on our MBS. We had a net cash decrease from our repurchase agreements of $(6,818,482) for the year ended December 31, 2020 and made cash interest payments of approximately $183,365 on our liabilities for the year ended December 31, 2020.

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

    Cash and cash collateral posted to counterparties provided by (used in) operating activities was $(257,824), $(40,717) and $75,223, respectively, for the years ended December 31, 2020, December 31, 2019 and December 31, 2018. The decrease in cash and cash collateral posted to counterparties related to operating activities from 2019 to 2020 was primarily due to the liquidation of our Credit Risk and Non-Agency Securities as we determined that securities that exhibit these characteristics did not fit with our current investment strategy. Our average securities portfolio was $7,834,588 and $12,461,442 for the year ended December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, we sold 5,347 of Series C Preferred stock for an increase in equity of $130,138. During the year ended December 31, 2020 we also fully redeemed all 8,383 issued and outstanding shares of our Series B Preferred Stock ($25.00 per share, $209,583 in the aggregate liquidation preference). During the year ended ended December 31, 2020 we sold 6,287 shares of our common stock, for an increase in equity of $54,575 (see Note 11 to the consolidated financial statements). The decrease in

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

cash and cash collateral posted to counterparties related to operating activities from 2018 to 2019 is related to the termination of some of our derivatives.

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

The following graph represents the outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our MBS. Our repurchase agreements balance will fluctuate based on our change in capital, leverage targets and the market prices of our assets (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity (see Note 7 and Note 15 to the consolidated financial statements).

Repurchase Agreements
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
In Millions
Dec-18
Mar-19
Jun-19
Sept-19
Dec-19
Mar-20
Jun-20
Sept-20
Dec-20
Month-End Balance

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Effects of Margin Requirements, Leverage and Credit Spreads

 Our MBS have values that fluctuate according to market conditions and, as discussed above, the market value of our MBS will decrease as prevailing interest rates or credit spreads increase. When the value of the securities pledged to secure a repurchase agreement decreases to the point where the positive difference between the collateral value and the loan amount is less than the haircut, our lenders may issue a margin call, which requires us to pay the difference in cash or pledge additional collateral to meet the obligations under our repurchase agreements. Under our repurchase facilities, our lenders have full discretion to determine the value of the MBS we pledge to them. Most of our lenders will value securities based on recent trades in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled principal repayments are announced monthly. During the year ended December 31, 2020, where required, we amended ISDAs that had financial covenants to reflect current circumstances.

    We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At December 31, 2020 and December 31, 2019, we financed our securities portfolio with $4,536,065 and $11,354,547 of borrowings under repurchase agreements. Our debt to equity ratios at December 31, 2020 and December 31, 2019, were 4.83:1 and 7.90:1, respectively. Our leverage ratios, including notional on our TBA Agency Securities, were 7.61:1 and 8.60:1 at December 31, 2020 and December 31, 2019, respectively.

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

Off-Balance Sheet Arrangements

    At December 31, 2020 and December 31, 2019, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at December 31, 2020 and December 31, 2019, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

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

•the impact of COVID-19 on our operations;
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
•extended trade disputes with foreign countries;
•changes in economic conditions generally;

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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

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

    The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2020 and December 31, 2019. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
December 31, 2020
1.00%	27.41%	(1.45)%	(12.20)%
0.50%	13.19%	(0.52)%	(4.40)%
(0.50)%	1.48%	0.06%	0.50%
(1.00)%	(2.52)%	(0.30)%	(2.50)%

December 31, 2019
1.00%	(16.52)%	(1.54)%	(14.77)%
0.50%	(7.87)%	(0.59)%	(5.63)%
(0.50)%	3.58%	0.07%	0.62%
(1.00)%	(10.16)%	(0.53)%	(5.12)%

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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

Mortgage Spread Risk

Weakness in the mortgage market may adversely affect the performance and market value of our investments. This could negatively impact our book value. Furthermore, if our lenders are unwilling or unable to provide additional financing, we could be forced to sell our MBS at an inopportune time when prices are depressed.

The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of December 31, 2020 and December 31, 2019. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	December 31, 2020		December 31, 2019
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.18)%	(9.88)%	(1.21)%	(11.64)%
+10 BPS	(0.47)%	(3.95)%	(0.48)%	(4.65)%
-10 BPS	0.47%	3.95%	0.48%	4.65%
-25 BPS	1.18%	9.88%	1.21%	11.64%

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

We purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations,

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Our Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments. At December 31, 2020, we did not own any Credit Risk and Non-Agency Securities At December 31, 2019, 64.5% of our Credit Risk and Non-Agency Securities were assigned an investment grade rating and 35.5% were assigned below an investment grade rating or were not rated.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2020. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

    Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.

Based on management’s assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

ARMOUR Residential REIT, Inc.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

CFO	Chief Financial Officer of ARMOUR, James Mountain.
CFTC	U.S. Commodity Futures Trading Commission.
Co-CEOs	Co-Chief Executive Officers of ARMOUR, Jeffrey Zimmer and Scott Ulm.
Core Income	Core Income, including TBA Drop income, excludes gains or losses from securities sales and early termination of derivatives, market value adjustments (including impairments) and certain non-recurring expenses.
CPOs	Commodity pool operators.
CMBS	Commercial mortgage backed securities.
CMOs	Collateralized mortgage obligations.
Code	The Internal Revenue Code of 1986.
COVID-19	The Coronavirus pandemic.
CPR	Constant prepayment rate.
Credit Risk and Non-Agency Securities	Securities backed by residential mortgages in which we may invest, which are not issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
ERISA	Employee Retirement Income Security Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
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
Glossary of Terms (continued)

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

ARMOUR Residential REIT, Inc.
Exhibits,  Financial Statement Schedules (continued)

4.4
Specimen 7.00% Series C Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.3 to ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on January 28, 2020)

10.1
ARMOUR Residential REIT, Inc. Second Amended and Restated 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on May 9, 2014) †††

10.2
Seventh Amended and Restated Management Agreement, dated and effective as of July 21, 2020, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on July 22, 2020)

10.3
First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.4
Equity Sales Agreement, dated February 15, 2019, by and among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, BUCKLER Securities LLC, JMP Securities LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8–K, filed by ARMOUR Residential REIT, Inc. with the SEC on February 15, 2019)

10.5
Amendment No. 1 to the Equity Sales Agreement, dated April 3, 2020, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and B. Riley FBR, Inc., as sales agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on April 6, 2020)

10.6
Amendment No. 2 to the Equity Sales Agreement, dated May 4, 2020, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and B. Riley FBR, Inc., as sales agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on May 6, 2020)

10.7
Equity Sales Agreement, dated January 29, 2020, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley FBR, Inc. and BUCKLER Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on January 31, 2020)

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

ARMOUR Residential REIT, Inc.
Exhibits,  Financial Statement Schedules (continued)

†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
ARMOUR Residential REIT, Inc.

None.

Index to Consolidated Financial Statements
ARMOUR Residential REIT, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. and subsidiaries
(the “Company”) as of December 31, 2020 and 2019, the related statements of operations, comprehensive income
(loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring
Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the
PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current‐period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment in Securities—Valuation—Refer to Notes 3 and 6 to the consolidated financial statements

Critical Audit Matter Description

Certain investments in residential mortgage‐backed securities issued or guaranteed by a United States government‐sponsored entity or a government agency are classified as available‐for‐sale and are reported at fair value in the financial statements. The Company’s evaluation of investment impairment on available‐for‐sale securities is performed at each reporting period or more frequently when economic or market concerns warrant such evaluation. An investment is impaired if the fair value of the investment is less than its cost. The Company considers an impairment to be other‐than‐temporary if there is (1) an intent to sell the securities, (2)
a belief that it is more likely than not that there will be a requirement to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), or (3) a determination that a credit loss exists.

Auditing management’s considerations and conclusions in determining whether an other‐than‐temporary impairment exists involved especially subjective judgment as it pertained to evaluating management’s intent.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of management’s intent to sell the securities included the following, among others:

•We tested the effectiveness of control over identifying whether a credit loss exists.
•We inspected the population of available‐for‐sale securities that were in an unrealized loss position at each reporting date and performed an evaluation of whether a credit loss existed by considering:
–The nature of the underlying securities
–Management’s rationale supporting their judgments regarding their intent to sell or hold securities in a continuous unrealized loss position while considering the severity and duration of the securities’ decline in fair value

We evaluated securities sales subsequent to the reporting period to determine if such sales contradicted our understanding of management’s intent.

/s/ Deloitte & Touche LLP

Miami, Florida
February 17, 2021

We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ARMOUR Residential REIT, Inc.
Vero Beach, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc., and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Miami, Florida
February 17, 2021

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Cash	$167,671	$181,395
Cash collateral posted to counterparties	3,997	91,771
Investments in securities, at fair value:
Agency Securities (including pledged securities of $4,726,584 at December 31, 2020 and $11,188,502 at December 31, 2019)	5,178,322	11,941,766
Credit Risk and Non-Agency Securities (including pledged securities of $810,549 at December 31, 2019)	—	883,601
Derivatives, at fair value	54,686	24,751
Accrued interest receivable	12,833	35,085
Prepaid and other	1,977	9,051
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$5,524,486	$13,272,420
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$4,536,065	$11,354,547
Cash collateral posted by counterparties	44,704	14,958
Payable for unsettled purchases	—	358,712
Derivatives, at fair value	1,217	71,974
Accrued interest payable- repurchase agreements	1,625	31,932
Accounts payable and other accrued expenses	2,571	3,590
Total Liabilities	$4,586,182	$11,835,713

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
7.875% Series B Cumulative Preferred Stock; 8,383 shares issued and outstanding ($209,583 aggregate liquidation preference) at December 31, 2019	—	8
7.00% Series C Cumulative Preferred Stock; 5,347 issued and outstanding ($133,675 aggregate liquidation preference) at December 31, 2020	5	—
Common stock, $0.001 par value, 125,000 shares authorized, 65,290 and 58,877 shares issued and outstanding at December 31, 2020 and December 31, 2019	65	59
Additional paid-in capital	3,033,025	3,054,604
Accumulated deficit	(2,273,822)	(1,973,437)
Accumulated other comprehensive income	179,031	355,473
Total Stockholders’ Equity	$938,304	$1,436,707
Total Liabilities and Stockholders’ Equity	$5,524,486	$13,272,420

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest Income:
Agency Securities, net of amortization of premium and fees	$151,206	$382,811	$218,391
Credit Risk and Non-Agency Securities, including discount accretion	17,746	52,919	56,427
Interest-Only Securities	—	596	1,667
U.S. Treasury Securities	469	1,353	4,644
BUCKLER Subordinated loan	333	1,886	2,019
Total Interest Income	$169,754	$439,565	$283,148
Interest expense- repurchase agreements	(62,939)	(288,229)	(154,230)
Interest expense- U.S. Treasury Securities sold short	(32)	—	—
Net Interest Income	$106,783	$151,336	$128,918
Other Loss:
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Other comprehensive income (loss))	143,877	9,611	(152,950)
Credit loss expense	(1,012)	—	(12,090)
Gain on Agency Securities, trading	19,557	—	—
Loss on Credit Risk and Non-Agency Securities	(189,555)	(24,396)	(27,266)
Gain (loss) on Interest-Only Securities	—	123	(1,007)
Gain (loss) on U.S. Treasury Securities	21,771	2,024	(6,365)
Loss on short sale of U.S. Treasury Securities	(414)	—	—
Subtotal	$(5,776)	$(12,638)	$(199,678)
Realized loss on derivatives (1)	(378,208)	(213,996)	(47,497)
Unrealized gain (loss) on derivatives	94,055	(136,127)	49,316
Subtotal	$(284,153)	$(350,123)	$1,819
Total Other Loss	$(289,929)	$(362,761)	$(197,859)
Expenses:
Management fees	29,628	29,571	27,246
Professional fees	3,770	2,808	4,978
Insurance	742	713	660
Compensation	5,597	3,889	3,774
Other	1,084	1,499	367
Total Expenses	$40,821	$38,480	$37,025
Less management fees waived	(8,855)	—	—
Total Expenses after fees waived	$31,966	$38,480	$37,025
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Net Loss	$(215,112)	$(249,905)	$(105,966)
Dividends on preferred stock	(9,787)	(15,634)	(17,032)
Net Loss related to common stockholders	$(224,899)	$(265,539)	$(122,998)

Net Loss per share related to common stockholders (Note 12):
Basic	$(3.57)	$(4.59)	$(2.92)
Diluted	$(3.57)	$(4.59)	$(2.92)
Dividends declared per common share	$1.20	$2.16	$2.28
Weighted average common shares outstanding:
Basic	63,070	57,833	42,128
Diluted	63,070	57,833	42,128

(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see Note 8 to the consolidated financial statements.

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Loss	$(215,112)	$(249,905)	$(105,966)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	(143,877)	(9,611)	152,950
Reclassification adjustment for credit loss expense on available for sale Agency Securities	1,012	—	12,090
Net unrealized gain (loss) on available for sale Agency Securities	(33,577)	408,954	(188,799)
Other comprehensive income (loss)	$(176,442)	$399,343	$(23,759)
Comprehensive Income (Loss)	$(391,554)	$149,438	$(129,725)

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

	Preferred Stock						Common Stock
	8.250% Series A		7.875% Series B		7.00% Series C
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2018	2,181	$2	6,262	$6	—	$—	41,877	$42	$2,709,335	$(1,363,223)	$(20,111)	$1,326,051
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(4,498)	—	(4,498)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(12,534)	—	(12,534)
Common stock dividends	—	—	—	—	—	—	—	—	—	(97,024)	—	(97,024)
Issuance of Series B Preferred stock, net	—	—	107	—	—	—	—	—	2,632	—	—	2,632
Issuance of common stock, net	—	—	—	—	—	—	1,723	2	38,012	—	—	38,014
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	102	—	2,397	—	—	2,397
Net Loss	—	—	—	—	—	—	—	—	—	(105,966)	—	(105,966)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(23,759)	(23,759)
Balance, December 31, 2018	2,181	$2	6,369	$6	—	$—	43,702	$44	$2,752,376	$(1,583,245)	$(43,870)	$1,125,313
Cumulative impact of adopting accounting standard ASU 2018-07	—	—	—	—			—	—	176	(176)	—	—
Adjusted Balance, January 1, 2019	2,181	$2	6,369	$6	—	$—	43,702	$44	$2,752,552	$(1,583,421)	$(43,870)	$1,125,313
Series A Preferred dividends	—	—	—	—			—	—	—	(2,249)	—	(2,249)
Series B Preferred dividends	—	—	—	—			—	—	—	(13,385)	—	(13,385)
Common stock dividends	—	—	—	—			—	—	—	(124,477)	—	(124,477)
Series A Preferred stock, called for redemption	(2,181)	(2)	—	—			—	—	(54,512)	—	—	(54,514)
Issuance of Series B Preferred stock, net	—	—	2,014	2			—	—	49,793	—	—	49,795
Issuance of common stock, net	—	—	—	—			16,064	16	321,844	—	—	321,860
Stock based compensation, net of withholding requirements	—	—	—	—			111	—	2,694		—	2,694
Common stock repurchased, net	—	—	—	—			(1,000)	(1)	(17,767)	—	—	(17,768)
Net Loss	—	—	—	—			—	—	—	(249,905)	—	(249,905)
Other comprehensive income	—	—	—	—			—	—	—	—	399,343	399,343
Balance, December 31, 2019	—	$—	8,383	$8	—	$—	58,877	$59	$3,054,604	$(1,973,437)	$355,473	$1,436,707
Continued
	Preferred Stock						Common Stock
	8.250% Series A		7.875% Series B		7.00% Series C
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	—	—	8,383	8	—	—	58,877	59	3,054,604	(1,973,437)	355,473	1,436,707
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(1,375)	—	(1,375)
Series C Preferred dividends	—	—	—	—	—	—	—	—	—	(8,412)	—	(8,412)
Common stock dividends	—	—	—	—	—	—	—	—	—	(75,486)	—	(75,486)
Series B Preferred stock, called for redemption	—	—	(8,383)	(8)	—	—	—	—	(209,575)	—	—	(209,583)
Issuance of Series C Preferred stock, net of expenses	—	—	—	—	5,347	5	—	—	130,133	—	—	130,138
Issuance of common stock, net	—	—	—	—	—	—	6,287	6	54,569	—	—	54,575
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	166	—	4,071		—	4,071
Common stock repurchased, net	—	—	—	—	—	—	(40)	—	(777)	—	—	(777)
Net Loss	—	—	—	—	—	—	—	—	—	(215,112)	—	(215,112)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(176,442)	(176,442)
Balance, December 31, 2020	—	$—	—	$—	5,347	$5	65,290	$65	$3,033,025	$(2,273,822)	$179,031	$938,304

 See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities:
Net Loss	$(215,112)	$(249,905)	$(105,966)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	53,322	53,909	32,989
Accretion of net discount on Credit Risk and Non-Agency Securities	(2,849)	(2,956)	(2,946)
Net amortization of Interest-Only Securities	—	1,924	4,122
Net amortization of U.S. Treasury Securities	84	(362)	(1,066)
Realized (gain) loss on sale of Agency Securities, available for sale	(143,877)	(9,611)	152,950
Credit loss expense	1,012	—	12,090
Gain on Agency Securities, trading	(19,557)	—	—
Loss on Credit Risk and Non-Agency Securities	189,555	24,396	27,266
(Gain) loss on Interest-Only Securities	—	(123)	1,007
(Gain) loss on U.S. Treasury Securities	(21,771)	(2,024)	6,365
Loss on short sale of U.S. Treasury Securities	414	—	—
Stock based compensation	4,071	2,694	2,397
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest receivable	21,828	(12,443)	(53)
Increase (decrease) in prepaid and other assets	7,074	(1,690)	(255)
Change in derivatives, at fair value	(100,692)	134,631	(58,145)
Increase (decrease) in accrued interest payable- repurchase agreements	(30,307)	21,664	3,816
Increase (decrease) in accounts payable and other accrued expenses	(1,019)	(821)	652
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$(257,824)	$(40,717)	$75,223
Cash Flows From Investing Activities:
Purchases of Agency Securities	(5,838,937)	(8,937,989)	(4,816,961)
Purchases of Credit Risk and Non-Agency Securities	(237,928)	(138,767)	—
Purchases of U.S. Treasury Securities	(4,621,776)	(1,685,058)	(765,828)
Principal repayments of Agency Securities	1,217,164	1,701,406	691,934
Principal repayments of Credit Risk and Non-Agency Securities	45,766	53,641	33,837
Proceeds from sales of Agency Securities	10,959,587	2,894,339	4,496,015
Proceeds from sales of Credit Risk and Non-Agency Securities	889,057	—	97,758
Continued
Proceeds from sales of Interest-Only Securities	—	18,822	—
Proceeds from sales of U.S. Treasury Securities	4,643,049	1,786,090	661,883
Disbursements on reverse repurchase agreements	(858,156)	—	—
Receipts from reverse repurchase agreements	858,156	—	—
Increase (decrease) in cash collateral posted by counterparties	29,746	(82,255)	67,620
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$7,085,728	$(4,389,771)	$466,258

Cash Flows From Financing Activities:
Redemption of Series A Preferred stock, net of expenses	—	(54,514)	—
Redemption of Series B Preferred stock, net of expenses	(209,583)	—	—
Issuance of Series B Preferred stock, net of expenses	—	44,289	2,632
Issuance of Series C Preferred stock, net of expenses	130,138	—	—
Issuance of common stock, net of expenses	54,575	321,860	38,014
Proceeds from repurchase agreements	67,986,298	173,216,266	185,437,769
Principal repayments on repurchase agreements	(74,804,780)	(168,899,370)	(185,956,035)
Series A Preferred stock dividends paid	—	(2,249)	(4,498)
Series B Preferred stock dividends paid	(1,375)	(13,385)	(12,534)
Series C Preferred stock dividends paid	(8,412)	—	—
Common stock dividends paid	(75,486)	(124,477)	(97,024)
Common stock repurchased, net	(777)	(16,965)	—
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$(6,929,402)	$4,471,455	$(591,676)
Net increase (decrease) in cash and cash collateral posted to counterparties	(101,498)	40,967	(50,195)
Cash and cash collateral posted to counterparties - beginning of year	273,166	232,199	282,394
Cash and cash collateral posted to counterparties - end of year	$171,668	$273,166	$232,199
Supplemental Disclosure:
Cash paid during the year for interest	$183,365	$425,746	$252,393
Non-Cash Investing Activities:
Payable for unsettled purchases	$—	$358,712	$166,052
Net unrealized gain (loss) on available for sale Agency Securities	$(33,577)	$408,954	$(188,799)
Non-Cash Financing Activities:
Amounts receivable for issuance of preferred stock	$—	$5,506	$—
Amounts payable for common stock repurchased	$—	$(803)	$—

See financial statement notes.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

    References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10% equity interest in BUCKLER Securities LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

    ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 9 - Commitments and Contingencies and Note 15 - Related Party Transactions). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.

    At December 31, 2020, we invest exclusively in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we may also invest in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.

Note 2 - Basis of Presentation and Consolidation

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS, including an assessment of the allowance for credit losses, and derivative instruments.

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
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

Accrued Interest Receivable and Payable

    Accrued interest receivable includes interest accrued between payment dates on securities and interest on unsettled sales of securities. Accrued interest payable includes interest on unsettled purchases of securities and interest on repurchase agreements. At certain times, we may have interest payable on U.S. Treasury Securities sold short.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2020 and December 31, 2019.

Derivatives, at Fair Value

    We recognize all derivatives individually as either assets or liabilities at fair value on our consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income. These transactions may include interest rate swap contracts, interest rate swaptions and basis swap contracts.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

Investment in Securities:
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019.

December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$5,178,322	$—	$5,178,322
Derivatives	$—	$54,686	$—	$54,686
Liabilities at Fair Value:
Derivatives	$—	$1,217	$—	$1,217

December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$11,941,766	$—	$11,941,766
Credit Risk and Non-Agency Securities	$—	$883,601	$—	$883,601
Derivatives	$—	$24,751	$—	$24,751
Liabilities at Fair Value:				$—
Derivatives	$—	$71,974	$—	$71,974

    There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2020 or for the year ended December 31, 2019.

    Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at December 31, 2020 and December 31, 2019.

Note 6 - Investments in Securities

    As of December 31, 2020 and December 31, 2019, our securities portfolio consisted of $5,178,322 and $12,825,367 of investment securities, at fair value, respectively, and $2,711,977 and $1,006,280 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $19,747 and $(592), at December 31, 2020 and December 31, 2019, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

    The following tables summarize our investment in securities as of December 31, 2020 and December 31, 2019, excluding TBA Agency Securities (see Note 8 - Derivatives). Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale will continue to be reported in other comprehensive income as required by GAAP.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	Available for Sale Securities	Trading Securities
	Agency	Agency	Credit Risk and Non-Agency	Interest-Only	U.S. Treasuries	Totals
December 31, 2020
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$—	$12,825,367
Purchases (1)	1,768,688	3,711,961	237,928	—	4,621,776	10,340,353
Proceeds from sales	(10,800,879)	(158,708)	(889,057)	—	(4,643,049)	(16,491,693)
Principal repayments	(873,650)	(343,514)	(45,766)	—	—	(1,262,930)
Gains (losses)	(32,565)	19,557	(189,555)	—	21,357	(181,206)
Credit loss expense	(1,012)	—	—	—	—	(1,012)
Amortization/accretion	(31,446)	(21,876)	2,849	—	(84)	(50,557)
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$—	$—	$5,178,322
Percentage of Portfolio	38.06%	61.94%	—%	—%	—%	100.00%

December 31, 2019
Balance, December 31, 2018	$7,051,954	—	$819,915	$20,623	$98,646	$7,991,138
Purchases (1)	9,130,512	—	138,767	—	1,685,058	$10,954,337
Sales	(2,894,339)	—	—	(18,822)	(1,786,090)	$(4,699,251)
Principal Repayments	(1,701,406)	—	(53,641)	—	—	$(1,755,047)
Losses	408,954	—	(24,396)	123	2,024	$386,705
Amortization/accretion	(53,909)	—	2,956	(1,924)	362	$(52,515)
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$—	$12,825,367
Percentage of Portfolio	93.11%	—%	6.89%	—%	—%	100.00%

(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Available for Sale Securities:

    During year ended December 31, 2020, we evaluated our available for sale securities to determine if the available sale securities in an unrealized loss position were impaired. In the first quarter of 2020, we recognized an impairment of $1,012 in our consolidated statements of operations as we had determined that we may have been required to sell certain securities in the near future. No credit loss expense was required for the remainder of 2020. We do not have an allowance for credit losses as all of our available for sale securities consist of Agency MBS.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    At December 31, 2019 and December 31, 2018, we evaluated our available for sale securities with unrealized losses to determine whether there was an other than temporary impairment ("OTTI"). At those dates, we also considered whether we intended to sell available for sale securities and whether it was more likely than not that we could meet our liquidity requirements and contractual obligations without selling available for sale securities. No OTTI was recognized for the year ended December 31, 2019. During the first quarter of 2018, we recognized additional losses on available for sale securities, previously identified during 2017, totaling $12,090 in our consolidated financial statements of operations. We determined that there was no OTTI of our remaining available for sale securities for the year ended December 31, 2018.
    The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at December 31, 2020 and December 31, 2019. Our available for sale securities had a weighted average coupon of 3.25% and 3.76% at December 31, 2020 and December 31, 2019.

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2020
Total Fannie Mae	$1,359,136	$1,397,206	$(1)	$159,603	$1,556,808
Total Freddie Mac	354,382	368,686	—	19,246	387,932
Total Ginnie Mae	25,388	25,979	(43)	226	26,162
Total	$1,738,906	$1,791,871	$(44)	$179,075	$1,970,902

December 31, 2019
Total Fannie Mae	$8,779,331	$8,975,140	$(291)	$294,937	$9,269,786
Total Freddie Mac	2,522,870	2,587,512	(40)	61,323	2,648,795
Total Ginnie Mae	22,504	23,641	(461)	5	23,185
Total	$11,324,705	$11,586,293	$(792)	$356,265	$11,941,766

    The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020	$8,811	$(44)	$—	$—	$8,811	$(44)
December 31, 2019	$2,136	$(10)	$43,939	$(782)	$46,075	$(792)

    Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the weighted average lives of our available for sale securities at December 31, 2020 and December 31, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	December 31, 2020		December 31, 2019
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$71	$72	$—	$—
≥ 1 year and < 3 years	548,352	520,657	22,237	22,254
≥ 3 years and < 5 years	282,739	269,716	6,542,389	6,365,623
≥ 5 years	1,139,740	1,001,426	5,377,140	5,198,416
Total Available for Sale Securities	$1,970,902	$1,791,871	$11,941,766	$11,586,293

    We use a third party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at December 31, 2020 and December 31, 2019 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.

Trading Securities:

    The components of the carrying value of our trading securities at December 31, 2020 and December 31, 2019 are presented in the table below. We did not have any Credit Risk and Non-Agency Securities, U.S. Treasury Securities or Interest-Only Securities at December 31, 2020. We did not have any U.S. Treasury Securities or Interest-Only Securities at December 31, 2019.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2020
Agency Securities:
Total Fannie Mae	$2,420,828	$2,585,409	$(1,441)	$18,211	$2,602,179
Total Freddie Mac	570,654	601,320	(430)	4,351	605,241
Total Trading Securities	$2,991,482	$3,186,729	$(1,871)	$22,562	$3,207,420

December 31, 2019
Credit Risk Transfer	$754,729	$751,940	$—	$52,024	$803,964
Non-Agency Securities	93,723	72,904	(3)	6,736	79,637
Total Trading Securities	$848,452	$824,844	$(3)	$58,760	$883,601

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Our Credit Risk Transfer securities were collateralized by residential mortgage loans meeting agency criteria. However, our securities' principal and interest are not guaranteed by the agencies. Credit Risk Transfer securities include tranches issued since 2014. Our Non-Agency Securities are collateralized by residential mortgage loans not guaranteed by any agency and include legacy securities issued between 2005 and 2007.

The following table summarizes the weighted average lives of our trading securities at December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	649,425	650,328	389,883	369,600
≥ 3 years and < 5 years	1,522,509	1,506,035	407,656	375,030
≥ 5 years	1,035,486	1,030,366	86,062	80,214
Total	$3,207,420	$3,186,729	$883,601	$824,844

    We use a third party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at December 31, 2020 and December 31, 2019 in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.

Note 7 - Repurchase Agreements

    At December 31, 2020, we had MRAs with 33 counterparties and had $4,536,065 in outstanding borrowings with 18 of those counterparties. At December 31, 2019, we had MRAs with 49 counterparties and had $11,354,547 in outstanding borrowings with 25 of those counterparties.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2020 and December 31, 2019. No amounts below are subject to offsetting.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days	Haircut (1)
December 31, 2020
Agency Securities
≤ 30 days	$3,618,255	0.23%	15	3.12%
> 30 days to ≤ 60 days	917,810	0.23%	45	3.20%
Total or Weighted Average	$4,536,065	0.23%	21	3.13%

December 31, 2019
Agency Securities
≤ 30 days	$10,241,137	2.56%	8	4.35%
> 30 days to ≤ 60 days	426,147	1.99%	34	4.61%
Total or Weighted Average	10,667,284	2.54%	9	4.36%

Credit Risk and Non-Agency Securities
≤ 30 days	687,263	2.45%	15	16.25%
Total or Weighted Average	$11,354,547	2.54%	9	5.16%
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

    At December 31, 2020 and December 31, 2019, BUCKLER accounted for 66.1% and 45.0%, respectively, of our aggregate borrowings and had an amount at risk of 8.3% and 14.8%, respectively, of our total stockholders' equity with a weighted average maturity of 21 days and 7 days, respectively, on repurchase agreements (See Note 15 - Related Party Transactions).

    In addition, at December 31, 2020, we had 1 repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for approximately 9.0% of our repurchase agreement borrowings outstanding at December 31, 2020. At December 31, 2019, we had 2 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for 12.7% of our repurchase agreement borrowings at December 31, 2019.

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

    We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by ISDA. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty. A decline in the value of the open positions with the counterparty could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. An event of default or termination event under the standard ISDA would give our counterparty the option to terminate all repurchase transactions existing with us and require any amount due to be payable immediately. In addition, certain of our ISDAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital. During the year ended December 31, 2020, we received waivers from certain ISDA counterparties related to significant reductions in equity capital that would have otherwise caused a default or termination event.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2020 and December 31, 2019.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2020
Interest rate swap contracts	$34,588	$(866)	$(27,773)	$5,949
TBA Agency Securities	20,098	(351)	(13,942)	5,805
Totals	$54,686	$(1,217)	$(41,715)	$11,754

December 31, 2019
Interest rate swap contracts	$23,659	$(70,290)	$83,066	$36,435
TBA Agency Securities	1,092	(1,092)	—	—
Totals	$24,751	$(71,382)	$83,066	$36,435
(1)See Note 5, “Fair Value of Financial Instruments” for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2020
Interest rate swap contracts	$(866)	$866	$—	$—
TBA Agency Securities	(351)	351	—	—
Totals	$(1,217)	$1,217	$—	$—

December 31, 2019
Interest rate swap contracts	$(70,290)	$70,290	$—	$—
TBA Agency Securities	(1,684)	1,092	377	(215)
Totals	$(71,974)	$71,382	$377	$(215)
(1)See Note 5, “Fair Value of Financial Instruments” for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

		Income (Loss) Recognized
		For the Years Ended
Derivatives	Location on consolidated statements of operations	December 31, 2020	December 31, 2019	December 31, 2018
Interest rate swap contracts:
Realized gain (loss)	Realized loss on derivatives	$(461,374)	$(237,725)	$2,655
Interest income	Realized loss on derivatives	30,076	187,899	124,714
Interest expense	Realized loss on derivatives	(46,069)	(162,529)	(124,241)
Changes in fair value	Unrealized gain (loss) on derivatives	81,287	(132,303)	43,755
		$(396,080)	$(344,658)	$46,883
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	99,159	(1,641)	(50,625)
Changes in fair value	Unrealized gain (loss) on derivatives	12,768	(3,824)	5,561
		$111,927	$(5,465)	$(45,064)
Totals		$(284,153)	$(350,123)	$1,819

    The following tables present information about our derivatives at December 31, 2020 and December 31, 2019.

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
December 31, 2020
< 3 years	$2,230,000	12	0.06%
≥ 3 years and < 5 years	463,000	45	0.14%
≥ 5 years and < 7 years	942,000	72	0.28%
≥ 7 years	1,702,000	113	0.50%
Total or Weighted Average (2)	$5,337,000	58	0.24%

December 31, 2019
< 3 years	$2,750,000	19	1.66%
≥ 3 years and < 5 years	2,850,000	47	1.84%
≥ 5 years and < 7 years	1,200,000	83	1.86%
≥ 7 years	1,175,000	118	1.54%
Total or Weighted Average (3)	$7,975,000	53	1.74%

(1)Pay Fixed/Receive Variable

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

(2)Of this amount, $2,230,000 notional are SOFR based swaps, the last of which matures in 2023; and $3,107,000 notional are Fed Funds based swaps, the last of which matures in 2030.
(3)Of this amount, $1,025,000 notional are LIBOR based swaps, the last of which matures in 2023; $375,000 notional are SOFR based swaps, the last of which matures in 2024; and $6,575,000 notional are Fed Funds based swaps, the last of which matures in 2029.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2020
15 Year Long
1.5%	$200,000	$204,758	$205,781
2.0%	1,200,000	1,248,015	1,253,354
30 Year Long
2.0%	600,000	619,031	622,934
2.5%	800,000	838,047	841,314
3.5%	(200,000)	(211,055)	(211,406)
Total (1)	$2,600,000	$2,698,796	$2,711,977

December 31, 2019
15 Year Long
3.0%	$500,000	$511,055	$511,885
30 Year Long
2.5%	500,000	494,813	494,395
Total (2)	$1,000,000	$1,005,868	$1,006,280
(1)$1,250,000 notional are forward settling.
(2)$1,000,000 notional are forward settling.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 9 - Commitments and Contingencies

Management

    The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN (see also Note 15, “Related Party Transactions”). The management agreements entitle ACM to receive a management fee payable monthly in arrears. Currently, the monthly ARMOUR management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At December 31, 2020, December 31, 2019 and December 31, 2018, the effective ARMOUR management fee, prior to management fees waived was 1.00%, 1.00% and 1.03% based on gross equity raised of $2,944,169, $2,965,163 and $2,658,969, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020. As of December 31, 2020, ACM has waived management fees of $8,855. On January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter until further notice (see Note 16 - Subsequent Events). The ACM monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurred solely on behalf of ARMOUR or JAVELIN other than the various overhead expenses specified in the terms of the management agreements. ACM is further entitled to receive termination fees from ARMOUR and JAVELIN under certain circumstances.

Indemnifications and Litigation

    We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2020 and December 31, 2019.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

Note 10 - Stock Based Compensation

    We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2020, there were 677 shares available for future issuance under the Plan. In January 2021, we granted 535 RSUs to ACM and 100 RSUs to the Board, leaving 42 shares available for issuance.

    Transactions related to awards for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 are summarized below:

	December 31, 2020		December 31, 2019		December 31, 2018
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	247	$24.82	360	$24.82	472	$24.82
Granted (1)	502	$17.85	6	$18.71	—	$—
Vested	(205)	$20.41	(119)	$18.05	(112)	$22.70
Forfeited	(48)	$23.14	—	$—	—	$—
Unvested RSU Awards Outstanding end of period	496	$19.77	247	$24.82	360	$24.82

(1)During the year ended December 31, 2020, we granted 358 RSUs to ACM and 144 RSUs to the Board.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

At December 31, 2020, there was approximately $9,817 of unvested stock based compensation related to the Awards (based on a weighted average grant date price of $19.77 per share), that we expect to recognize as an expense over the remaining average service period of 2.3 years. Our policy is to account for forfeitures as they occur. We also pay our non-executive Board quarterly fees of $33, which is payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members had the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"), beginning with their quarterly fees paid for services through March 31, 2020. The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation.

Note 11 - Stockholders' Equity

Preferred Stock

    At December 31, 2020 and December 31, 2019, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On June 24, 2019, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland (the “Department”) to designate 10,320 shares of the Company’s authorized preferred stock, par value $0.001 per share, as additional shares of 7.875% Series B Preferred Stock, thereby increasing the aggregate number of shares of preferred stock designated as Series B Preferred Stock to 17,970 shares. Shares designated as Series B Preferred Stock but unissued totaled 9,587 at December 31, 2019. On January 28, 2020, we filed Articles Supplementary with the Department to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At December 31, 2020, a total of 31,617 shares of our authorized preferred stock remained available for designation as future series.

Called for Redemption

        8.250% Series A Cumulative Preferred Stock,“Series A Preferred Stock”

    On June 25, 2019, the Company mailed a notice of full redemption of all 2,181 issued and outstanding shares of its Series A Preferred Stock ($25.00 liquidation preference per share) to the holders of record of its Series A Preferred Stock as of June 14, 2019. Pursuant to the redemption, each share of Series A Preferred Stock was canceled and represented solely the right to receive cash in the amount of $25.00 per share of Series A Preferred Stock on July 26, 2019. Pursuant to the terms of the Series A Preferred Stock, holders of record of the Series A Preferred Stock on July 15, 2019 received the full monthly dividend for July 2019. The final dividend amount of $375 was paid on July 29, 2019 and was recorded as other expense in our consolidated statements of operations.

        7.875% Series B Cumulative Preferred Stock, “Series B Preferred Stock”

    On January 24, 2020, the Company mailed a notice of full redemption of all 8,383 issued and outstanding shares of its Series B Preferred Stock ($25.00 liquidation preference per share) to the holders of record of its Series B Preferred Stock as of January 13, 2020. Pursuant to the redemption, each share of Series B Preferred Stock was canceled and represented solely the right to receive cash in the amount of $25.00 per share of Series B Preferred Stock on February 27, 2020. Pursuant to the terms of the Series B Preferred Stock, holders of record of the Series B Preferred Stock on February 15, 2020 received the full monthly dividend for February 2020. The final dividend amount of $1,375 was paid on February 27, 2020 and was recorded as other expense in our consolidated statements of operations.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    At December 31, 2019, we had 8,383 shares of Series B Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $209,583 in the aggregate. Shares designated as Series B Preferred Stock but unissued totaled 9,587 at December 31, 2019. At December 31, 2019, there were no accrued or unpaid dividends on the Series B Preferred Stock.

    On March 2, 2020, we terminated the Equity Sales Agreement (the “Preferred B ATM Sales Agreement”) with BUCKLER, and B. Riley FBR, Inc., as sales agents, relating to an "at-the-market" offering program for our Series B Preferred Stock, dated June 24, 2019. The Preferred B ATM Sales Agreement allowed us to offer and sell, over a period of time and from time to time, up to 9,000 shares of our Series B Preferred Stock. At the date of termination, we sold 1,914 shares under this agreement for proceeds of $47,306, net of issuance costs and commissions of approximately $689. We did not incur any termination penalties as a result of this termination.

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

Issued and Outstanding

Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"

    At December 31, 2020, we had 5,347 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $133,675 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 4,653 at December 31, 2020. At December 31, 2020, there were no accrued or unpaid dividends on the Series C Preferred Stock.

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

    On January 29, 2020, the Company entered into an Equity Sales Agreement with B. Riley FBR, Inc. and BUCKLER, as sales agents (individually and collectively, the “Agents’), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one of more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Equity Sales Agreement relates to a proposed “at-the-market” offering. The Company intends to use the net proceeds from the offering as a portion of the funds used to redeem 100% of the outstanding Series C Preferred Stock as described above. During the year ended December 31, 2020, we sold 1,897 shares under this agreement for proceeds of $46,856, net of issuance costs and commissions of approximately $726.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Common Stock

    At December 31, 2020 and December 31, 2019, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 65,290 shares of common stock issued and outstanding at December 31, 2020 and 58,877 shares of common stock issued and outstanding at December 31, 2019.

On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. On April 3, 2020, the Common stock ATM Sales Agreement was amended to add B. Riley, FBR, Inc. as a sales agent. On May 4, 2020 the Common stock ATM Sales Agreement was further amended to increase the number of shares available for sale pursuant to the terms of the Common Stock ATM Sales Agreement. In accordance with the terms of the Common Stock ATM Sales agreement, as amended, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the agreement, we will pay the agent designated to sell our shares, an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. During the year ended December 31, 2020, we sold 6,287 shares under this agreement for proceeds of $54,575, net of issuance costs and commissions of approximately $954.

    See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.

    Common Stock Repurchased

At December 31, 2020 and December 31, 2019, there were 8,210 and 8,250 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Equity Capital Raising Activities

    The following tables present our equity transactions for the years ended December 31, 2020 , December 31, 2019 and December 31, 2018.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
December 31, 2020
Preferred C Underwritten Offering	January 28, 2020	3,450	$24.14	$83,282
Preferred C ATM Sales Agreement	January 30, 2020 - December 23, 2020	1,897	$24.70	$46,856
Common Stock ATM Sales Agreement	April 7, 2020 - December 15 2020	6,287	$8.68	$54,575
Common stock repurchases, net	February 26, 2020 - March 3, 2020	(40)	$19.42	$(777)

December 31, 2019
Preferred B ATM Sales Agreement	June 6, 2019-June 19, 2019	100	$24.81	$2,489
Preferred B ATM Sales Agreement	June 25, 2019-December 31, 2019	1,914	$24.74	$47,306
Common Stock ATM Sales Agreement	January 4, 2019-January 11, 2019	884	$20.98	$18,540
January Public Offering	January 17, 2019	6,900	$20.00	$137,946
February Public Offering	February 22, 2019-February 27, 2019	8,280	$19.98	$165,374
Common stock repurchases	May 31, 2019-December 31, 2019	(1,000)	$17.77	$(17,768)

December 31, 2018
Series B Preferred equity distribution agreement	January 2, 2018-January 26, 2018	107	$24.62	$2,632
DRIP	August 21, 2018-December 10, 2018	840	$22.61	$19,001
Common stock ATM Sales Agreement	December 11, 2018-December 19, 2018	883	$21.53	$19,013
(1)Weighted average price

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

2019 Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.17	374.8
February 15, 2019	February 27, 2019	$0.17	374.8
March 15, 2019	March 27, 2019	$0.17	374.8
April 15, 2019	April 29, 2019	$0.17	374.8
May 15, 2019	May 28, 2019	$0.17	374.8
June 15, 2019	June 27, 2019	$0.17	374.8
Total dividends paid			$2,249

    The following tables present our Series A Preferred Stock dividend transactions for the year ended December 31, 2018.

2018 Record Date	Payment Date	Rate per Series A Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.17	$374.8
February 15, 2018	February 27, 2018	$0.17	374.8
March 15, 2018	March 27, 2018	$0.17	374.8
April 15, 2018	April 27, 2018	$0.17	374.8
May 15, 2018	May 29, 2018	$0.17	374.8
June 15, 2018	June 27, 2018	$0.17	374.8
July 15, 2018	July 27, 2018	$0.17	374.8
August 15, 2018	August 27, 2018	$0.17	374.8
September 15, 2018	September 27, 2018	$0.17	374.8
October 15, 2018	October 29, 2018	$0.17	374.8
November 15, 2018	November 27, 2018	$0.17	374.8
December 15, 2018	December 27, 2018	$0.17	374.8
Total dividends paid			$4,498

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

2020 Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2020	January 27, 2020	$0.16	$1,375

The following table present our Series B Preferred Stock dividend transactions for the years ended December 31, 2019 and December 31, 2018.

2019 Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.16	1,045
February 15, 2019	February 27, 2019	$0.16	1,045
March 15, 2019	March 27, 2019	$0.16	1,045
April 15, 2019	April 29, 2019	$0.16	1,045
May 15, 2019	May 28, 2019	$0.16	1,045
June 15, 2019	June 27, 2019	$0.16	1,059
July 15, 2019	July 29, 2019	$0.16	1,100
August 15, 2019	August 27, 2019	$0.16	1,142
September 15, 2019	September 27, 2019	$0.16	1,168
October 15, 2019	October 28, 2019	$0.16	1,190
November 15, 2019	November 27, 2019	$0.16	1,210
December 15, 2019	December 27, 2019	$0.16	1,291
Total dividends paid			$13,385

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

2018 Record Date	Payment Date	Rate per Series B Preferred Share	Aggregate amount paid to holders of record
January 15, 2018	January 29, 2018	$0.16	$1,039
February 15, 2018	February 27, 2018	$0.16	1,045
March 15, 2018	March 27, 2018	$0.16	1,045
April 15, 2018	April 27, 2018	$0.16	1,045
May 15, 2018	May 29, 2018	$0.16	1,045
June 15, 2018	June 27, 2018	$0.16	1,045
July 15, 2018	July 27, 2018	$0.16	1,045
August 15, 2018	August 27, 2018	$0.16	1,045
September 15, 2018	September 27, 2018	$0.16	1,045
October 15, 2018	October 29, 2018	$0.16	1,045
November 15, 2018	November 27, 2018	$0.16	1,045
December 15, 2018	December 27, 2018	$0.16	1,045
Total dividends paid			$12,534

The following table presents our Series C Preferred Stock dividend transactions for the year ended December 31, 2020.

2020 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
February 15, 2020	February 27, 2020	$0.14583	$678.1
March 15, 2020	March 27, 2020	$0.14583	773.4
April 15, 2020	April 27, 2020	$0.14583	773.4
May 15, 2020	May 27, 2020	$0.14583	773.4
June 15, 2020	June 29, 2020	$0.14583	773.4
July 15, 2020	July 27, 2020	$0.14583	773.4
August 15, 2020	August 27, 2020	$0.14583	773.4
September 15, 2020	September 28, 2020	$0.14583	773.4
October 15, 2020	October 27, 2020	$0.14583	773.4
November 15, 2020	November 27, 2020	$0.14583	773.4
December 15, 2020	December 28, 2020	$0.14583	773.4
Total dividends paid			$8,412

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    The following tables present our common stock dividend transactions for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

2020 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2020	January 30, 2020	$0.17	$10,126
February 14, 2020	February 27, 2020	$0.17	10,131
March 16, 2020	March 27, 2020	$0.17	10,120
June 15, 2020	June 29, 2020	$0.09	5,876
July 15, 2020	July 30, 2020	$0.10	6,531
August 17, 2020	August 28, 2020	$0.10	6,530
September 15, 2020	September 29, 2020	$0.10	6,529
October 15, 2020	October 29, 2020	$0.10	6,531
November 16, 2020	November 27, 2020	$0.10	6,531
December 15, 2020	December 29, 2020	$0.10	6,581
Total dividends paid			$75,486

2019 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.19	$8,540
February 15, 2019	February 28, 2019	$0.19	9,851
March 15, 2019	March 27, 2019	$0.19	11,423
April 15, 2019	April 29, 2019	$0.19	11,424
May 15, 2019	May 28, 2019	$0.19	11,424
June 17, 2019	June 27, 2019	$0.19	11,350
July 16, 2019	July 29, 2019	$0.17	10,114
August 15, 2019	August 27, 2019	$0.17	10,099
September 16, 2019	September 27, 2019	$0.17	10,075
October 15, 2019	October 28, 2019	$0.17	10,059
November 15, 2019	November 27, 2019	$0.17	10,059
December 16, 2019	December 27, 2019	$0.17	10,059
Total dividends paid			$124,477

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

2018 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2018	January 29, 2018	$0.19	$8,046
February 15, 2018	February 27, 2018	$0.19	8,046
March 15, 2018	March 28, 2018	$0.19	8,045
April 13, 2018	April 27, 2018	$0.19	8,046
May 15, 2018	May 30, 2018	$0.19	8,046
June 15, 2018	June 28, 2018	$0.19	8,045
July 16, 2018	July 27, 2018	$0.19	8,045
August 15, 2018	August 28, 2018	$0.19	8,045
September 17, 2018	September 27, 2018	$0.19	8,117
October 15, 2018	October 29, 2018	$0.19	8,118
November 15, 2018	November 27, 2018	$0.19	8,118
December 17, 2018	December 27, 2018	$0.19	8,307
Total dividends paid			$97,024

Note 12 - Net Income (Loss) per Common Share

    The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Loss	$(215,112)	$(249,905)	$(105,966)
Less: Preferred dividends	(9,787)	(15,634)	(17,032)
Net Loss related to common stockholders	$(224,899)	$(265,539)	$(122,998)

Weighted average common shares outstanding – basic	63,070	57,833	42,128
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—
Weighted average common shares outstanding – diluted	63,070	57,833	42,128

For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, 496, 247 and 360, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Loss related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 13 - Comprehensive Income (Loss) per Common Share

    The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Comprehensive Income (Loss)	$(391,554)	$149,438	$(129,725)
Less: Preferred dividends	(9,787)	(15,634)	(17,032)
Comprehensive Income (Loss) available (related) to common stockholders	$(401,341)	$133,804	$(146,757)
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$(6.36)	$2.31	$(3.48)
Diluted	$(6.36)	$2.30	$(3.48)
Weighted average common shares outstanding:
Basic	63,070	57,833	42,128
Add: Effect of dilutive non-vested awards, assumed vested	—	247	—
Diluted	63,070	58,080	42,128

For the years ended December 31, 2020 and December 31, 2018, 496 and 360 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Comprehensive Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 14 - Income Taxes

    The following table reconciles our GAAP net loss to estimated REIT taxable income (loss) for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
GAAP net loss	$(215,112)	$(249,905)	$(105,966)
Book to tax differences:
TRS income	(51)	(147)	(265)
Premium amortization expense	(261)	—	(1,132)
Agency Securities, trading	(19,557)	—	—
Credit Risk and Non-Agency Securities	188,075	24,459	26,509
Interest-Only Securities	—	85	318
U.S. Treasury Securities	(21,357)	(2,024)	6,365
Changes in interest rate contracts	268,159	375,493	(1,346)
Reversal of (Gain) Loss on Security sales	(143,877)	(9,611)	152,950
Credit loss expense/OTTI	1,012	—	12,090
Amortization of deferred hedging costs	(152,092)	(69,302)	(56,378)
Series A Cumulative Preferred Stock dividend- Called for redemption	—	375	—
Series B Cumulative Preferred Stock dividend- Called for redemption	1,375	—	—
Other	1,544	18	16
Estimated taxable income (loss)	$(92,142)	$69,441	$33,161

    Interest rate contracts are treated as hedging transactions for U. S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2020, we had approximately $717,000 in interest rate swap expense amortizing through the year 2029.

Net capital losses realized	Amount	Available to offset capital gains though
2016	(31,204)	2021
2017	(7,375)	2022
2018	(216,634)	2023

    The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income. During the years ended December 31, 2020 and December 31, 2019, we recorded $36 and $25, respectively of income tax expense attributable to our TRS.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

    The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2020, by approximately $323,071, or approximately $4.95 per common share (based on the 65,290 common shares then outstanding).

    We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the year ended December 31, 2020, were $86,648 (including the final dividend on the Series B Preferred Stock, called for redemption of $1,375 paid on February 27, 2020 to holders of record on February 15, 2020). Total dividend payments to stockholders for the year ended December 31, 2019, were $140,486 (including the final dividend on the Series A Preferred Stock, called for redemption of $375 paid on July 29, 2019 to holders of record on July 15, 2019). Total dividend payments to stockholders for the year ended December 31, 2018 were $114,056.

Our estimated REIT taxable income (loss) available for distribution as dividends was $(92,142), $69,441 and $33,161 for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 100.0% in 2020, 56.8% in 2019 and 83.2% in 2018.

    Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 - Related Party Transactions

ACM

Management:

    The Company is managed by ACM, pursuant to management agreements with ARMOUR and JAVELIN. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The ARMOUR management agreement runs through June 18, 2027 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. The JAVELIN management agreement renewed on October 5, 2017, for a one-year period, with the annual management fee thereunder reduced to one dollar for the entirety of the renewal term. It will automatically renew for successive one-year terms unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.

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
(in thousands, except per share)

•Providing executive and administrative personnel, office space and other appropriate services required in rendering management services to us.
    The following table reconciles the fees incurred in accordance with the ARMOUR management agreement for the years ended December 31, 2020, December 31, 2019 and December 31, 2018. ACM began waiving 40% of its management fee during the second quarter of 2020. On January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter until further notice (see Note 16 - Subsequent Events).

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
ARMOUR management fees	$29,580	$29,513	$27,190
Less management fees waived	(8,855)	—	—
Total Management fee expense	$20,725	$29,513	$27,190

In accordance with the JAVELIN management agreement, we paid management fees of one dollar for each of the years ended December 31, 2020 and December 31, 2019 and December 31, 2018.

    We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreements. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018 we reimbursed ACM $157, $114 and $206, respectively for other expenses incurred on our behalf. In 2013, 2017 and 2020, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that vest over various periods through 2027. In November 2017 and January 2020, we elected to grant restricted stock unit awards to the Board. We recognized stock based compensation expense of $515, $348 and $436 for the years ended, December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

BUCKLER

    In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $634 at December 31, 2020 and $381 at December 31, 2019 reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
    Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company, must approve in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For the year ended December 31, 2020, we earned $1,408 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2021 (see Note 11 - Stockholders' Equity for discussion of equity transactions with BUCKLER).

    We previously entered into three subordinated loan agreements with BUCKLER, totaling $105,000. On March 18, 2019, these three subordinated loan agreements were consolidated into one loan of $105,000, maturing on April 1, 2022, with automatic renewals. During the second quarter of 2020, we agreed to extend the maturity of the loan to May 1, 2025. BUCKLER may, at its option after obtaining the approval of the Financial Industry Regulatory Authority, repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company earned $333, $1,886 and $2,019 in interest on this loan.

    The table below summarizes other transactions with BUCKLER as of and for the years ended December 31, 2020 and December 31, 2019.

Transactions with BUCKLER	December 31, 2020	December 31, 2019
Repurchase agreements (1)	$2,998,111	$5,107,101
Interest on repurchase agreements	$38,663	$120,090
Collateral posted on repurchase agreements	$3,117,929	$5,341,487

(1)See also Note 7 - Repurchase Agreements, for transactions with BUCKLER.

Note 16 - Subsequent Events

Except as set forth below, no subsequent events were identified through the date of issuance.

Coronavirus pandemic ("COVID-19")

COVID-19 continues to have a real-time impact on all business sectors. The extent of the ultimate impact of COVID-19 on the Company's operational and financial performance will depend on various developments, including the duration of the outbreak and the spread of the virus and the federal government's and states' future responses to the virus, which cannot be reasonably predicted at this time. While the Company is not able to estimate the future impact of COVID-19 at this time, it could continue to materially affect the Company’s future financial and operational results.

ACM Management Agreement

On April 30, 2020, ACM notified ARMOUR that ACM was voluntarily waiving a portion of the Base Management Fee due and payable to ACM pursuant to the Seventh Amended and Restated Management Agreement, effective as of November 17, 2017 (as further amended and restated on July 21, 2020, the “Agreement”), until further notice. This previously disclosed voluntary waiver was deemed prudent by ACM to maintain a competitive cost structure for ARMOUR considering the COVID-19 related decline in the stockholders’ equity of ARMOUR.

In early January 2021, ACM reviewed (and will continue to review quarterly) the level of such fee waiver considering current economic circumstances and noted that from May 1, 2020 to December 31, 2020, the stockholders’ equity of ARMOUR has increased (before issuance of additional shares), resulting in a partial recovery of the COVID-19 related decline. On January 13, 2021, ACM notified ARMOUR that it intended to adjust

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter until ACM provides further notice to ARMOUR. ACM may terminate this waiver for any month by providing notice to ARMOUR on or before the 25th day of the preceding month. This waiver does not constitute a waiver of any other amounts due to ACM from ARMOUR under the Agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the Second Amended and Restated 2009 Stock Incentive Plan.

Series C Preferred Stock

On January 27, 2021, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $780 in the aggregate, was paid to holders of record on January 15, 2021. We have also declared cash dividends of $0.14583 payable February 26, 2021 and March 29, 2021 to holders of record on February 15, 2021 and March 15, 2021, respectively.

Between January 19, 2021 and February 16, 2021, we issued 434 shares under our Preferred C ATM Sales Agreement for proceeds of $10,594, net of issuance costs and commissions of $108.

Common Stock

    On January 28, 2021, a cash dividend of $0.10 per outstanding common share, or $6,646 in the aggregate, was paid to holders of record on January 15, 2021. We have also declared cash dividends of $0.10 per outstanding common share payable February 26, 2021 to holders of record on February 16, 2021 and payable March 29, 2021 to holders of record on March 15, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 17 - Quarterly Financial Data (unaudited)

The following tables are a comparative breakdown of our unaudited quarterly financial results for the immediately preceding eight quarters.

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Agency Securities, net of amortization of premium and fees	$79,776	$23,648	$25,188	$22,594
Credit Risk and Non-Agency Securities, including discount accretion	12,355	4,873	518	—
U.S. Treasury Securities	469	—	—	—
BUCKLER Subordinated loan	258	29	24	22
Interest expense- repurchase agreements	(51,520)	(5,389)	(2,954)	(3,076)
Interest expense- U.S. Treasury Securities sold short	—	(32)	—	—
Net Interest Income	$41,338	$23,129	$22,776	$19,540
Realized gain (loss) on sale of Agency Securities (reclassified from Other comprehensive income (loss))	93,325	36,008	9,468	5,076
Credit loss expense	(1,012)	—	—	—
Gain on Agency Securities, trading	—	7,911	12,149	(503)
Gain (Loss) on Credit Risk and Non-Agency Securities	(183,111)	190	(6,633)	(1)
Gain (loss) U.S. Treasury Securities	21,771	—	—	—
Loss on short sale of U.S. Treasury Securities	—	(414)	—	—
Realized gain (loss) on derivatives (1)	(235,148)	(180,567)	20,866	16,641
Unrealized gain (loss) on derivatives	(133,887)	173,325	6,866	47,751
Expenses	(9,935)	(10,781)	(10,059)	(10,046)
Management fees waived	—	2,947	2,953	2,955
Net Income (Loss)	$(406,659)	$51,748	$58,386	$81,413
Dividends declared on preferred stock	(2,827)	(2,320)	(2,320)	(2,320)
Net Income (Loss) available (related) to common stockholders	$(409,486)	$49,428	$56,066	79,093
Net income (loss) available (related) per share to common stockholders – Basic	$(6.95)	$0.78	$0.87	$1.22
Net income (loss) available (related) per share to common stockholders – Diluted	$(6.95)	$0.77	$0.86	$1.21
Dividends declared per common share	$0.51	$0.09	$0.30	$0.30
Weighted average common shares outstanding – Basic	58,884	63,741	64,724	64,895
Weighted average common shares outstanding – Diluted	58,884	64,340	65,272	65,392

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Agency Securities, net of amortization of premium and fees	$79,832	$113,438	$102,134	$87,407
Credit Risk and Non-Agency Securities, including discount accretion	13,592	13,383	13,158	12,785
Interest-Only Securities	345	251	—	—
U.S. Treasury Securities	482	744	128	—
BUCKLER Subordinated loan	539	544	479	324
Interest expense- repurchase agreements	(60,978)	(87,504)	(80,293)	(59,454)
Net Interest Income	$33,812	$40,856	$35,606	$41,062
Realized loss on sale of Agency Securities (reclassified from Other comprehensive income (loss))	(2,910)	(44)	4,569	7,996
Gain (Loss) on Credit Risk and Non-Agency Securities	496	(17,699)	(8,842)	1,650
Gain (Loss) on Interest-Only Securities	(368)	490	—	—
Gain (loss) U.S. Treasury Securities	(693)	3,453	(736)	—
Realized gain (loss) on derivatives (1)	(22,131)	(92,990)	(85,076)	(13,799)
Unrealized gain (loss) on derivatives	(113,067)	(107,304)	3,845	80,399
Expenses	(9,520)	(10,012)	(10,321)	(8,627)
Net Income (Loss)	$(114,381)	$(183,250)	$(60,955)	$108,681
Dividends declared on preferred stock	(4,259)	(4,274)	(3,410)	(3,691)
Net Income (Loss) available (related) to common stockholders	$(118,640)	$(187,524)	$(64,365)	$104,990
Net income (loss) available (related) per share to common stockholders – Basic	$(2.21)	$(3.14)	$(1.09)	$1.78
Net income (loss) available (related) per share to common stockholders – Diluted	$(2.21)	$(3.14)	$(1.09)	$1.78
Dividends declared per common share	$0.57	$0.57	$0.51	$0.51
Weighted average common shares outstanding – Basic	53,630	59,654	59,077	58,902
Weighted average common shares outstanding – Diluted	53,630	59,654	59,077	59,149

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations.

II-1
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2021	ARMOUR RESIDENTIAL REIT, INC.
/s/ James R. Mountain
James R. Mountain Chief Financial Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Head of Risk Management and Co-Vice Chairman	February 17, 2021
Scott J. Ulm	(Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman	February 17, 2021
Jeffrey J. Zimmer	(Principal Executive Officer)

/s/ James R. Mountain	Chief Financial Officer and Secretary	February 17, 2021
James R. Mountain	(Principal Financial Officer)

/s/ Gordon M. Harper	VP Finance, Controller and Treasurer	February 17, 2021
Gordon M. Harper	(Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman of the Board of Directors	February 17, 2021
Daniel C. Staton

/s/ Marc H. Bell	Director	February 16, 2021
Marc H. Bell

/s/ Z. Jamie Behar	Director	February 16, 2021
Z. Jamie Behar

/s/ Carolyn Downey	Director	February 17, 2021
Carolyn Downey

/s/ Thomas K. Guba	Director	February 16, 2021
Thomas K. Guba

/s/ Robert C. Hain	Director	February 17, 2021
Robert C. Hain

/s/ John P. Hollihan, III	Director	February 16, 2021
John P. Hollihan, III

/s/ Stewart J. Paperin	Director	February 16, 2021
Stewart J. Paperin