Form 10-Q
period 2021-03-31
Armour Residential REIT, Inc.
filed 2021-04-21
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of April 20, 2021 was 71,244,026.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2021	December 31, 2020
Assets
Cash	$277,554	$167,671
Cash collateral posted to counterparties	52,796	3,997
Investments in securities, at fair value
Agency Securities (including pledged securities of $3,955,310 at March 31, 2021 and $4,726,584 at December 31, 2020)	4,318,397	5,178,322
Receivable for unsettled sales (including pledged securities of $342,482 at March 31, 2021)	358,670	—
Derivatives, at fair value	216,297	54,686
Accrued interest receivable	11,094	12,833
Prepaid and other	9,692	1,977
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$5,349,500	$5,524,486
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$3,810,790	$4,536,065
Cash collateral posted by counterparties	165,130	44,704
Payable for unsettled purchases	295,991	—
Derivatives, at fair value	45,015	1,217
Accrued interest payable- repurchase agreements	1,015	1,625
Accounts payable and other accrued expenses	4,373	2,571
Total Liabilities	$4,322,314	$4,586,182

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
7.00% Series C Cumulative Preferred Stock; 6,501 and 5,347 shares issued and outstanding ($162,525 and $133,675 aggregate liquidation preference) at March 31, 2021 and December 31. 2020, respectively	6	5
Common stock, $0.001 par value, 125,000 shares authorized, 69,748 and 65,290 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	69	65
Additional paid-in capital	3,115,352	3,033,025
Accumulated deficit	(2,225,038)	(2,273,822)
Accumulated other comprehensive income	136,797	179,031
Total Stockholders’ Equity	$1,027,186	$938,304
Total Liabilities and Stockholders’ Equity	$5,349,500	$5,524,486
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2021	2020
Interest Income:
Agency Securities, net of amortization of premium and fees	$18,558	$79,776
Credit Risk and Non-Agency Securities, including discount accretion	—	12,355
U.S. Treasury Securities	—	469
BUCKLER Subordinated loan	17	258
Total Interest Income	$18,575	$92,858
Interest expense- repurchase agreements	(2,427)	(51,520)
Interest expense- U.S. Treasury Securities sold short	(87)	—
Net Interest Income	$16,061	$41,338
Other Income (Loss):
Realized gain on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	7,354	93,325
Credit loss expense	—	(1,012)
Loss on Agency Securities, trading	(62,586)	—
Loss on Credit Risk and Non-Agency Securities	—	(183,111)
Gain on U.S. Treasury Securities	—	21,771
Loss on short sale of U.S. Treasury Securities	(28)	—
Subtotal	$(55,260)	$(69,027)
Realized loss on derivatives (1)	(27,360)	(235,148)
Unrealized gain (loss) on derivatives	145,980	(133,887)
Subtotal	$118,620	$(369,035)
Total Other Income (Loss)	$63,360	$(438,062)
Expenses:
Management fees	7,437	7,458
Professional fees	738	846
Insurance	193	183
Compensation	1,676	1,465
Other	450	(17)
Total Expenses	$10,494	$9,935
Less management fees waived	(2,400)	—
Total Expenses after fees waived	$8,094	$9,935
Net Income (Loss)	$71,327	$(406,659)
Dividends on preferred stock	(2,486)	(2,827)
Net Income (Loss) available (related) to common stockholders	$68,841	$(409,486)
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2021	2020
Net Income (Loss) per share available (related) to common stockholders (Note 12):
Basic	$1.04	$(6.95)
Diluted	$1.03	$(6.95)
Dividends declared per common share	$0.30	$0.51
Weighted average common shares outstanding:
Basic	65,964	58,884
Diluted	67,018	58,884

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 8.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$71,327	$(406,659)
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(7,354)	(93,325)
Reclassification adjustment for credit loss expense on available for sale Agency Securities	—	1,012
Net unrealized loss on available for sale Agency Securities	(34,880)	(38,143)
Other comprehensive loss	$(42,234)	$(130,456)
Comprehensive Income (Loss)	$29,093	$(537,115)

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock		Common Stock
	7.00% Series C
	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	5,347	$5	65,290	$65	$3,033,025	$(2,273,822)	$179,031	$938,304
Series C Preferred dividends	—	—	—	—	—	(2,486)	—	(2,486)
Common stock dividends	—	—	—	—	—	(20,057)	—	(20,057)
Issuance of Series C Preferred stock, net of expenses	1,154	1	—	—	28,172	—	—	28,173
Issuance of common stock, net	—	—	4,400	4	52,956	—	—	52,960
Stock based compensation, net of withholding requirements	—	—	58	—	1,199		—	1,199
Net Income	—	—	—	—	—	71,327	—	71,327
Other comprehensive loss	—	—	—	—	—	—	(42,234)	(42,234)
Balance, March 31, 2021	6,501	$6	69,748	$69	$3,115,352	$(2,225,038)	$136,797	$1,027,186

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net Income (Loss)	$71,327	$(406,659)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	15,795	14,130
Accretion of net discount on Credit Risk and Non-Agency Securities	—	(1,078)
Net amortization of U.S. Treasury Securities	—	84
Realized gain on sale of Agency Securities, available for sale	(7,354)	(93,325)
Credit loss expense	—	1,012
Loss on Agency Securities, trading	62,586	—
Loss on Credit Risk and Non-Agency Securities	—	183,111
Gain on U.S. Treasury Securities	—	(21,771)
Loss on short sale of U.S. Treasury Securities	28	—
Stock based compensation	1,199	1,001
Changes in operating assets and liabilities:
Increase in accrued interest receivable	1,952	25,728
Increase (decrease) in prepaid and other assets	(7,715)	7,446
Change in derivatives, at fair value	(117,813)	128,953
Decrease in accrued interest payable- repurchase agreements	(610)	(28,442)
Increase in accounts payable and other accrued expenses	1,802	5,364
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$21,197	$(184,446)
Cash Flows From Investing Activities:
Purchases of Agency Securities	—	(1,657,148)
Purchases of Credit Risk and Non-Agency Securities	—	(237,928)
Purchases of U.S. Treasury Securities	(390,126)	(3,763,561)
Principal repayments of Agency Securities	278,722	475,766
Principal repayments of Credit Risk and Non-Agency Securities	—	31,404
Proceeds from sales of Agency Securities	405,050	9,777,373
Proceeds from sales of Credit Risk and Non-Agency Securities	—	72,437
Proceeds from sales of U.S. Treasury Securities	390,098	3,785,248
Disbursements on reverse repurchase agreements	(391,125)	—
Receipts from reverse repurchase agreements	391,125	—
Decrease in cash collateral posted by counterparties	120,426	115,339
Net cash and cash collateral posted to counterparties provided by investing activities	$804,170	$8,598,930
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Financing Activities:
Redemption of Series B Preferred stock, net of expenses	—	(209,583)
Issuance of Series C Preferred stock, net of expenses	28,173	129,221
Issuance of common stock, net of expenses	52,960	—
Proceeds from repurchase agreements	7,044,307	42,459,521
Principal repayments on repurchase agreements	(7,769,582)	(50,348,596)
Series B Preferred stock dividends paid	—	(1,375)
Series C Preferred stock dividends paid	(2,486)	(1,452)
Common stock dividends paid	(20,057)	(30,377)
Common stock repurchased, net	—	(777)
Net cash and cash collateral posted to counterparties used in financing activities	$(666,685)	$(8,003,418)
Net Increase in cash and cash collateral posted to counterparties	158,682	411,066
Cash and cash collateral posted to counterparties - beginning of period	171,668	273,166
Cash and cash collateral posted to counterparties - end of period	$330,350	$684,232
Supplemental Disclosure:
Cash paid during the period for interest	$4,193	139,313
Non-Cash Investing Activities:
Receivable for unsettled sales	$358,670	688,183
Payable for unsettled purchases	$295,991	470,441
Net unrealized loss on available for sale Agency Securities	$(34,880)	(38,143)

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

    References to "we," "us," "our," or the "Company" are to ARMOUR Residential REIT, Inc. ("ARMOUR") and its subsidiaries. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.0% equity interest in BUCKLER Securities LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.

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

    At March 31, 2021 and December 31, 2020, we invested exclusively in mortgage backed securities ("MBS") issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we may also invest in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.

Note 2 - Basis of Presentation and Consolidation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020.

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

    In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2021 and December 31, 2020.

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

Note 4 - Recent Accounting Pronouncements

    We consider the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board. We have not identified any ASUs that we deemed to be applicable or that are expected to have a significant impact on our consolidated financial statements when adopted.

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
    The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

March 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$4,318,397	$—	$4,318,397
Derivatives	$—	$216,297	$—	$216,297
Liabilities at Fair Value:
Derivatives	$—	$45,015	$—	$45,015

December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$5,178,322	$—	$5,178,322
Derivatives	$—	$54,686	$—	$54,686
Liabilities at Fair Value:
Derivatives	$—	$1,217	$—	$1,217

    There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2021 or for the year ended December 31, 2020.

    Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at March 31, 2021 and December 31, 2020.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 6 - Investments in Securities

    As of March 31, 2021 and December 31, 2020, our securities portfolio consisted of $4,318,397 and $5,178,322 of investment securities, at fair value, respectively, and $3,564,067 and $2,711,977 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $(45,001) and $19,747, at March 31, 2021 and December 31, 2020, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

    The following tables summarizes our investments in securities as of March 31, 2021 and December 31, 2020, excluding TBA Agency Securities (see Note 8 - Derivatives). Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale will continue to be reported in other comprehensive income as required by GAAP.

	Available for Sale Securities	Trading Securities
	Agency	Agency	Credit Risk and Non-Agency	U.S. Treasuries	Totals
March 31, 2021
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$—	$5,178,322
Purchases (1)	—	295,778	—	390,126	685,904
Proceeds from sales	(87,875)	(317,175)	—	(390,098)	(795,148)
Receivable for unsettled sales	—	(358,670)	—	—	(358,670)
Principal repayments	(98,342)	(180,380)	—	—	(278,722)
Gains (losses)	(34,880)	(62,586)	—	(28)	(97,494)
Amortization/accretion	(4,492)	(11,303)	—	—	(15,795)
Balance, March 31, 2021	$1,745,313	$2,573,084	$—	$—	$4,318,397
Percentage of Portfolio	40.42%	59.58%	—%	—%	100.00%

December 31, 2020
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$12,825,367
Purchases (1)	1,768,688	3,711,961	237,928	4,621,776	10,340,353
Proceeds from sales	(10,800,879)	(158,708)	(889,057)	(4,643,049)	(16,491,693)
Principal repayments	(873,650)	(343,514)	(45,766)	—	(1,262,930)
Gains (losses)	(32,565)	19,557	(189,555)	21,357	(181,206)
Credit loss expense	(1,012)	—	—	—	(1,012)
Amortization/accretion	(31,446)	(21,876)	2,849	(84)	(50,557)
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$—	$5,178,322
Percentage of Portfolio	38.06%	61.94%	—%	—%	100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Available for Sale Securities:

    At March 31, 2021, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. As a result of this evaluation, no credit loss expense was required. We do not have an allowance for credit losses as all of our available for sale securities consist of Agency MBS.
    During the year ended December 31, 2020, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. In the first quarter of 2020, we recognized an impairment of $1,012 in our consolidated statements of operations as we had determined that we may have been required to sell certain securities in the near future. No credit loss expense was required for the remainder of 2020.

    The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at March 31, 2021 and December 31, 2020. Our available for sale securities had a weighted average coupon of 3.14% and 3.25% at March 31, 2021 and December 31, 2020.

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
March 31, 2021
Total Fannie Mae	$1,279,088	$1,314,096	$(29)	$121,729	$1,435,796
Total Freddie Mac	267,184	277,793	—	14,933	292,726
Total Ginnie Mae	16,215	16,627	(7)	171	16,791
Total	$1,562,487	$1,608,516	$(36)	$136,833	$1,745,313

December 31, 2020
Total Fannie Mae	$1,359,136	$1,397,206	$(1)	$159,603	$1,556,808
Total Freddie Mac	354,382	368,686	—	19,246	387,932
Total Ginnie Mae	25,388	25,979	(43)	226	26,162
Total	$1,738,906	$1,791,871	$(44)	$179,075	$1,970,902

    The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021	$7,071	$(36)	$—	$—	$7,071	$(36)
December 31, 2020	$8,811	$(44)	$—	$—	$8,811	$(44)

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the weighted average lives of our available for sale securities at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$72	$72	$71	$72
≥ 1 year and < 3 years	21,717	20,883	548,352	520,657
≥ 3 years and < 5 years	655,870	622,694	282,739	269,716
≥ 5 years	1,067,654	964,867	1,139,740	1,001,426
Total Available for Sale Securities	$1,745,313	$1,608,516	$1,970,902	$1,791,871

    We use a third party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at March 31, 2021 and December 31, 2020 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.

Trading Securities:

    The components of the carrying value of our trading securities at March 31, 2021 and December 31, 2020 are presented in the table below. We did not have any Credit Risk and Non-Agency Securities, U.S. Treasury Securities or Interest-Only Securities at March 31, 2021 and December 31, 2020.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
March 31, 2021
Agency Securities:
Total Fannie Mae	$1,958,951	$2,078,710	$(37,761)	$2,891	$2,043,840
Total Freddie Mac	507,962	533,065	(5,666)	1,845	529,244
Total Trading Securities	$2,466,913	$2,611,775	$(43,427)	$4,736	$2,573,084

December 31, 2020
Agency Securities:
Total Fannie Mae	$2,420,828	$2,585,409	$(1,441)	$18,211	$2,602,179
Total Freddie Mac	570,654	601,320	(430)	4,351	605,241
Total Trading Securities	$2,991,482	$3,186,729	$(1,871)	$22,562	$3,207,420

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the weighted average lives of our trading securities at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	2,028	2,035	649,425	650,328
≥ 3 years and < 5 years	719,487	716,320	1,522,509	1,506,035
≥ 5 years	1,851,569	1,893,420	1,035,486	1,030,366
Total	$2,573,084	$2,611,775	$3,207,420	$3,186,729

    We use a third party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at March 31, 2021 and December 31, 2020 in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.

 Note 7 - Repurchase Agreements

    At March 31, 2021, we had active MRAs with 33 counterparties and had $3,810,790 in outstanding borrowings with 18 of those counterparties. At December 31, 2020, we had $4,536,065 in outstanding borrowings with 18 counterparties.

    The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at March 31, 2021 and December 31, 2020. No amounts below are subject to offsetting. Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2021, the average haircut percentage was 3.52% compared to 3.13% at December 31, 2020. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
March 31, 2021
Agency Securities
≤ 30 days	$3,470,940	0.18%	12
> 30 days to ≤ 60 days	89,304	0.17%	50
> 60 days	250,546	0.19%	97
Total or Weighted Average	$3,810,790	0.18%	18

December 31, 2020
Agency Securities
≤ 30 days	$3,618,255	0.23%	15
> 30 days to ≤ 60 days	917,810	0.23%	45
Total or Weighted Average	$4,536,065	0.23%	21

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

    At March 31, 2021 and December 31, 2020, BUCKLER accounted for 61.9% and 66.1%, respectively, of our aggregate borrowings and had an amount at risk of 7.2% and 8.3%, respectively, of our total stockholders' equity with a weighted average maturity of 20 days and 21 days, respectively, on repurchase agreements (see Note 15 - Related Party Transactions).

    In addition, at March 31, 2021, we had 1 repurchase agreement counterparty that individually accounted for over 5% of our aggregate borrowings. In total, this counterparty accounted for approximately 10.6% of our repurchase agreement borrowings outstanding at March 31, 2021. At December 31, 2020, we had 1 repurchase agreement counterparty that individually accounted for over 5% of our aggregate borrowings. In total, this counterparty accounted for 9.0% of our repurchase agreement borrowings at December 31, 2020.

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

    The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at March 31, 2021 and December 31, 2020.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2021
Interest rate swap contracts	$216,283	$—	$(159,641)	$56,642
TBA Agency Securities	14	(14)	—	—
Totals	$216,297	$(14)	$(159,641)	$56,642

December 31, 2020
Interest rate swap contracts	$34,588	$(866)	$(27,773)	$5,949
TBA Agency Securities	20,098	(351)	(13,942)	5,805
Totals	$54,686	$(1,217)	$(41,715)	$11,754
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2021
Interest rate swap contracts	$—	$—	$—	$—
TBA Agency Securities	(45,015)	14	44,906	(95)
Totals	$(45,015)	$14	$44,906	$(95)

December 31, 2020
Interest rate swap contracts	$(866)	$866	$—	$—
TBA Agency Securities	(351)	351	—	—
Totals	$(1,217)	$1,217	$—	$—
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020.

		Income (Loss) Recognized
		For the Three Months Ended March 31,
Derivatives	Location on consolidated statements of operations	2021	2020
Interest rate swap contracts:
Realized loss	Realized loss on derivatives	$—	$(261,384)
Interest income	Realized loss on derivatives	872	26,462
Interest expense	Realized loss on derivatives	(4,448)	(32,233)
Changes in fair value	Unrealized gain (loss) on derivatives	185,960	(151,386)
		$182,384	(418,541)
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	(23,784)	32,007
Changes in fair value	Unrealized gain (loss) on derivatives	(39,980)	17,499
		$(63,764)	$49,506
Totals		$118,620	$(369,035)

    The following tables present information about our derivatives at March 31, 2021 and December 31, 2020.

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
March 31, 2021
< 3 years	$1,307,000	19	0.06%
≥ 3 years and < 5 years	412,000	47	0.16%
≥ 5 years and < 7 years	889,000	69	0.28%
≥ 7 years	3,152,000	115	0.88%
Total or Weighted Average (2)	$5,760,000	81	0.55%

December 31, 2020
< 3 years	$2,230,000	12	0.06%
≥ 3 years and < 5 years	463,000	45	0.14%
≥ 5 years and < 7 years	942,000	72	0.28%
≥ 7 years	1,702,000	113	0.50%
Total or Weighted Average (3)	$5,337,000	58	0.24%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $4,557,000 notional are Fed Funds based swaps, the last of which matures in 2031 and $1,203,000 notional are SOFR based swaps, the last of which matures in 2023.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(3)Of this amount, $2,230,000 notional are SOFR based swaps, the last of which matures in 2023; and $3,107,000 notional are Fed Funds based swaps, the last of which matures in 2030.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
March 31, 2021
15 Year Long
1.5%	$200,000	$200,523	$200,527
2.0%	1,700,000	1,751,223	1,741,247
30 Year Long
2.0%	500,000	502,992	497,975
2.5%	1,100,000	1,136,129	1,124,318
Total (1)	$3,500,000	$3,590,867	$3,564,067

December 31, 2020
15 Year Long
1.5%	$200,000	$204,758	$205,781
2.0%	1,200,000	1,248,015	1,253,354
30 Year Long
2.0%	600,000	619,031	622,934
2.5%	800,000	838,047	841,314
3.5%	(200,000)	(211,055)	(211,406)
Total (1)	$2,600,000	$2,698,796	$2,711,977
(1)$1,350,000 and $1,250,000 notional were forward settling at March 31, 2021 and December 31, 2020, respectively.
Note 9 - Commitments and Contingencies

Management

     The Company is managed by ACM, pursuant to a management agreement (see also Note 15, “Related Party Transactions”). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At March 31, 2021 and March 31, 2020, the effective management fee, prior to management fees waived, was 1.00% and 1.00% based on gross equity raised of $3,026,269 and $2,887,586, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter until further notice (see Note 16 - Subsequent Events). During the three months ended March 31, 2021, ACM waived management fees of $2,400. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Indemnifications and Litigation

    We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2021 and December 31, 2020.

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

Note 10 - Stock Based Compensation

    We adopted the 2009 Stock Incentive Plan, as amended (the “Plan”), to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2021, there were 42 shares available for future issuance under the Plan.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    Transactions related to awards for the three months ended March 31, 2021 are summarized below:

	March 31, 2021
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	496	$19.77
Granted (1)	635	$11.08
Vested	(77)	$17.10
Unvested RSU Awards Outstanding end of period	1,054	$14.73
(1)During the three months ended March 31, 2021, 535 RSUs were granted to certain officers of ARMOUR through ACM and 100 RSUs were granted to the Board.

At March 31, 2021, there was approximately $15,539 of unvested stock based compensation related to the Awards (based on a weighted average grant date price of $14.73 per share), which we expect to recognize as an expense over the remaining average service period of 3.3 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.

Note 11 - Stockholders' Equity

Changes in Stockholders' Equity

    The following table presents the changes in Stockholders' Equity for the following interim periods.

Stockholders' Equity	March 31, 2021	March 31, 2020
Balance, beginning of quarter	$938,304	$1,436,707
Series B Preferred dividends ($0.1640625 per share)	—	(1,375)
Series C Preferred dividends ($0.14583 per share)	(2,486)	(1,452)
Common stock dividends (1)	(20,057)	(30,377)
Series B Preferred Stock, called for redemption	—	(209,583)
Issuance of Series C Preferred Stock	28,173	129,221
Issuance of Common stock, net	52,960	—
Stock based compensation, net of withholding requirements	1,199	1,001
Common Stock repurchased, net	—	(777)
Net income (loss)	71,327	(406,659)
Other comprehensive loss	(42,234)	(130,456)
Balance, end of quarter	$1,027,186	$786,250
(1)    See the below table for common stock dividends per share for the three months ended March 31, 2021. Common stock dividends were $0.17 per share each month for the three months ended March 31, 2020.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Preferred Stock

    At March 31, 2021 and December 31, 2020, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On January 28, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At March 31, 2021, a total of 31,617 shares of our authorized preferred stock remain available for designation as future series.

Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"

At March 31, 2021 and December 31, 2020, we had 6,501 and 5,347 shares, respectively, of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $162,525 and $133,675 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 3,499 and 4,653 at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, there were no accrued or unpaid dividends on the Series C Preferred Stock.

    On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the agreement. During the three months ended March 31, 2021, we sold 1,154 shares under this agreement for proceeds of $28,173, net of issuance costs and commissions of approximately $296.

Common Stock

    At March 31, 2021 and December 31, 2020, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 69,748 shares of common stock issued and outstanding at March 31, 2021 and 65,290 shares of common stock issued and outstanding at December 31, 2020.

    On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. On April 3, 2020, the Common stock ATM Sales Agreement was amended to add B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) as a sales agent. On May 4, 2020 the Common stock ATM Sales Agreement was further amended to increase the number of shares available for sale pursuant to the terms of the Common Stock ATM Sales Agreement. In accordance with the terms of the Common Stock ATM Sales agreement, as amended, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. During the three months ended March 31, 2021, we sold 4,400 shares under this agreement for proceeds of $52,960, net of issuance costs and commissions of approximately $670.

    See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    Common Stock Repurchased

    At March 31, 2021 and December 31, 2020, there were 8,210 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

Equity Capital Raising Activities

    The following tables present our equity transactions for the three months ended March 31, 2021 and for the year ended December 31, 2020.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
March 31, 2021
Preferred C ATM Sales Agreement	January 19, 2021 - March 31, 2021	1,154	$24.40	$28,173
Common stock ATM Sales Agreement	March 3, 2021 - March 31, 2021	4,400	$12.04	$52,960

December 31, 2020
Preferred C Underwritten Offering	January 28, 2020	3,450	$24.14	$83,282
Preferred C ATM Sales Agreement	January 30, 2020 - December 23, 2020	1,897	$24.70	$46,856
Common stock ATM Sales Agreement	April 7, 2020 - December 15, 2020	6,287	$8.68	$54,575
Common stock repurchases, net	February 26, 2020 - March 3, 2020	(40)	$19.42	$(777)
(1)Weighted average price

Dividends

    The following table presents our Series C Preferred Stock dividend transactions for the three months ended March 31, 2021.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2021	January 27, 2021	$0.14583	$779.7
February 15, 2021	February 26, 2021	$0.14583	$836.9
March 15, 2021	March 29, 2021	$0.14583	$869.6
Total dividends paid			$2,486.2

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The following table presents our common stock dividend transactions for the three months ended March 31, 2021.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2021	January 28, 2021	$0.10	$6,646
February 16, 2021	February 26, 2021	$0.10	6,645
March 15, 2021	March 29, 2021	$0.10	6,766
Total dividends paid			$20,057

Note 12 - Net Income (Loss) per Common Share

    The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2021 and March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$71,327	$(406,659)
Less: Preferred dividends	(2,486)	(2,827)
Net Income (Loss) available (related) to common stockholders	$68,841	$(409,486)

Weighted average common shares outstanding – basic	65,964	58,884
Add: Effect of dilutive non-vested awards, assumed vested	1,054	—
Weighted average common shares outstanding – diluted	67,018	58,884

For the three months ended March 31, 2020, 650 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Comprehensive Income (Loss) per Common Share

    The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three months ended March 31, 2021 and March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020
Comprehensive Income (Loss)	$29,093	$(537,115)
Less: Preferred dividends	(2,486)	(2,827)
Comprehensive Income (Loss) available (related) to common stockholders	$26,607	$(539,942)
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$0.40	$(9.17)
Diluted	$0.40	$(9.17)
Weighted average common shares outstanding:
Basic	65,964	58,884
Add: Effect of dilutive non-vested awards, assumed vested	1,054	—
Diluted	67,018	58,884

For the three months ended March 31, 2020, 650 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Comprehensive Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

Note 14 - Income Taxes

    The following table reconciles our GAAP net income (loss) to estimated REIT taxable income (loss) for the three months ended March 31, 2021 and March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020
GAAP net income (loss)	$71,327	$(406,659)
Book to tax differences:
TRS (income) loss	(7)	63
Premium amortization expense	(48)	—
Agency Securities, trading	62,586	—
Credit Risk and Non-Agency Securities	—	182,247
U.S. Treasury Securities	28	(21,771)
Changes in interest rate contracts	(122,195)	363,265
Credit loss expense	—	1,012
Gain on Security Sales	(7,354)	(93,325)
Amortization of deferred hedging costs	(41,867)	(19,874)
Series B Cumulative Preferred Stock dividend - Called for redemption	—	1,375
Other	417	4
Estimated REIT taxable income (loss)	$(37,113)	$6,337

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    Interest rate contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2021 and at December 31, 2020, we had approximately $675,000 and $717,000, respectively, in interest rate swap expense amortizing through the year 2029. We had $91,961 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2018	$(136,388)	2023
2019	$(13,819)	2024

The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

    The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2021 by approximately $264,192, or approximately $3.79 per common share (based on the 69,748 common shares then outstanding).

    We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders were $22,543 and $34,579 (including the final dividend on the Series B Preferred Stock, called for redemption) for the three months ended March 31, 2021 and March 31, 2020, respectively. Our estimated REIT taxable income (loss) available for distribution as dividends was $(37,113) and $6,337 for the three months ended March 31, 2021 and March 31, 2020, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

    Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.

Note 15 - Related Party Transactions

ACM

    The Company is managed by ACM, pursuant to a management agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The management agreement runs through June 18, 2027 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.

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

    The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2021 and March 31, 2020. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter until further notice (see Note 16 - Subsequent Events).

	For the Three Months Ended March 31,
	2021	2020
Management fees	$7,428	$7,444
Less management fees waived	(2,400)	—
Total Management fee expense	$5,028	$7,444

    We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three months ended March 31, 2021 and March 31, 2020, we reimbursed ACM $7 and $117 for other expenses incurred on our behalf. In 2013, 2017, 2020 and January 2021, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that generally vest over 5 years. In 2017, 2020 and January 2021, we elected to grant restricted stock unit awards to the Board. We recognized stock based compensation expense of $207 and $186 for the three months ended March 31, 2021 and March 31, 2020, respectively.

BUCKLER

    In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $650 at March 31, 2021 and $634 at December 31, 2020, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
    Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For the three months ended March 31, 2021 and March 31, 2020, we earned $0 and $363, respectively, from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2022. See Note 11 - Stockholders' Equity for discussion of equity transactions with BUCKLER.

    We have one subordinated loan agreement with BUCKLER, totaling $105.0 million and maturing on May 1, 2025. BUCKLER may, at its option after obtaining regulatory approval, repay all or a portion of the principal amount of the loan.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three months ended March 31, 2021 and March 31, 2020, the Company earned $17 and $258, respectively, of interest on this loan.

    The table below summarizes other transactions with BUCKLER as of and for the three months ended March 31, 2021 and as of and for the year ended December 31, 2020.

Transactions with BUCKLER	March 31, 2021	December 31, 2020
Repurchase agreements (1)	$2,360,264	$2,998,111
Interest on repurchase agreements	$1,805	$38,663
Collateral posted on repurchase agreements	$2,450,044	$3,117,929
U.S. Treasury Securities Purchased	$200,000	$—
U.S. Treasury Securities Sold	$200,000	$—
(1)See also Note 7, Repurchase Agreements for transactions with BUCKLER.

Note 16 - Subsequent Events

ACM Management Agreement

On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter until ACM provides further notice to ARMOUR. ACM may terminate this waiver for any month by providing notice to ARMOUR on or before the 25th day of the preceding month. This waiver does not constitute a waiver of any other amounts due to ACM from ARMOUR under the Agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the Second Amended and Restated 2009 Stock Incentive Plan.

Series C Preferred Stock

    A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid on April 27, 2021 to holders of record on April 15, 2021. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable May 27, 2021 to holders of record on May 15, 2021 and payable June 28, 2021 to holders of record on June 15, 2021.

Between April 1, 2021 and April 9, 2021, we issued 346 shares under our Preferred C ATM Sales Agreement for proceeds of $8,475 net of issuance costs and commissions of $86.

Common Stock

    A cash dividend of $0.10 per outstanding common share, or $7,234 in the aggregate, will be paid on April 29, 2021 to holders of record on April 15, 2021. We have also declared a cash dividend of $0.10 per outstanding common share payable May 27, 2021 to holders of record on May 17, 2021.

Between April 1, 2021 and April 9, 2021, we issued 1,495 shares under our Common Stock ATM Sales Agreement for proceeds of $18,082 net of issuance costs and commissions of $229.

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

Overview

    We are a Maryland corporation managed by ACM, an investment advisor registered with the SEC (see Note 9 and Note 15 to the consolidated financial statements). We have elected to be taxed as a REIT under the Code and believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.

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

    At March 31, 2021 and December 31, 2020, we invested exclusively in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we may also invest in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.

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

Factors that Affect our Results of Operations and Financial Condition

    Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We currently invest exclusively in Agency Securities, for which the principal and interest payments are guaranteed by a GSE. From time to time we may also invest in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses. We are exposed to changing credit spreads, which could result in declines in the fair value of our investments. We believe ACM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs.

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

    In addition to the use of derivatives to hedge interest rate risk, a variety of other factors relating to our business may also impact our financial condition and operating performance; these factors include:
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

Market and Interest Rate Trends and the Effect on our Securities Portfolio:

First Quarter 2021 Trends

COVID-19 continued to have a material impact on all business sectors during the first quarter. The extent of the ongoing impact on the Company’s operational and financial performance will depend on various developments, including the rate of vaccination and virus caseloads, as well as additional federal, state and local actions including progress in completely reopening businesses, schools and public services.
The continued strong intervention of the Federal Reserve that began in 2020 has stabilized and increased the price of agency residential and commercial mortgage-backed securities. ARMOUR continues to mitigate risk, use moderate leverage, and maximize liquidity within the scope of its business plan. The Company has carefully selected new investments within the context of the historically high prices currently of our target assets. The agency mortgage backed securities

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

market remains highly dependent on the future course and timing of the Federal Reserves’ actions on interest rate and market purchases of our target assets.
The Company’s remote work environment protocol has allowed our operations to remain fully functional while we worked remotely. With increased vaccinations and the potential significant reduction of infections, we expect that we will be able to plan a safe return to the office environment over the next two quarters.

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

Short-term Interest Rates and Funding Costs

    Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since March 2019.

Meeting Date	Lower Bound	Higher Bound
March 16, 2020	0.00%	0.25%
March 3, 2020	1.00%	1.25%
December 2019	1.50%	1.75%
October 2019	1.50%	1.75%
September 2019	1.75%	2.00%
July 2019	2.00%	2.25%
March 2019	2.25%	2.50%

Our borrowings in the repurchase market have historically closely tracked the Federal Funds Rate and LIBOR, and more recently SOFR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result. The expected discontinuation of LIBOR in 2021 may impact our liquidity and the value of our MBS, although we don't expect it to be material at this time. SOFR is currently scheduled to replace LIBOR as a reference rate. We continue to assess the impact on our securities portfolio and will continue to do so throughout 2021.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate and SOFR Rate on a monthly basis from March 31, 2019 to March 31, 2021.

30-Day LIBOR vs. Effective Federal Funds Rate and SOFR Rate
2.8
2.4
2
1.6
1.2
0.8
0.4
0
Mar-19
Apr-19
May-19
Jun-19
Jul-19
Aug-19
Sept-19
Oct-19
Nov-19
Dec-19
Jan-20
Feb-20
Mar-20
Apr-20
May-20
Jun-20
July-20
Aug-20
Sept-20
Oct-20
Nov-20
Dec-20
Jan-21
Feb-21
Mar-21
30-Day LIBOR
Effective Federal Funds Rate
SOFR Rate

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

    We may reduce our net TBA Agency Securities exposure by entering in to certain TBA short positions. The TBA short positions represent different securities and maturities than our TBA Agency Security long positions, and accordingly, may perform somewhat differently. While we expect our TBA Agency Securities short positions to perform well compared to our related mortgage securities, there can be no assurance as to their relative performance.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss) Summary

    The following is a summary of our consolidated results of operations for the periods presented:

Net Income (Loss) Summary
Net Interest Income
$16,061
$41,338
Total Other Loss
$63,360
$(438,062)
Total Expenses after fees waived
$8,094
$9,935
Net Income (Loss)
$71,327
$(406,659)
($ in thousands)
Three Months Ended March 31, 2021
Three Months Ended March 31, 2020

    Our results for the three months ended March 31, 2020 were significantly impacted by COVID-19. To increase liquidity, we significantly reduced our portfolio of Agency Securities (including TBA Agency Securities) by 68% from December 31, 2019. We also terminated $3,975,000 in notional interest rate swap contracts. The net loss for the three months ended March 31, 2020 reflected realized and unrealized losses on our interest rate swaps due to declines in interest rates in the quarter and exiting notional positions as well as fair value losses on our Credit Risk Transfer securities. We are now focused exclusively on an all Agency Securities portfolio. Net income for the three months ended March 31, 2021 reflected net interest income from a smaller average securities portfolio as well as gains on our derivatives.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

    Net interest income is a function of both our securities portfolio size and net interest rate spread.

2021 vs. 2020
•Our average securities portfolio, including TBA Agency Securities, decreased 42.7% from $12,056,794 for the three months ended March 31, 2020 to $6,902,777 for the three months ended March 31, 2021.
•Our average securities portfolio yield decreased 1.34% and our cost of funds decreased 1.60% quarter over quarter.
•Our net interest rate spread increased by 0.26% quarter over quarter. However net interest income decreased due to a lower average securities portfolio balance.

	For the Three Months Ended March 31,
	2021	2020
Interest Income:
Agency Securities, net of amortization of premium and fees	$18,558	$79,776
Credit Risk and Non-Agency Securities, including discount accretion	—	12,355
U.S. Treasury Securities	—	469
BUCKLER Subordinated loan	17	258
Total Interest Income	$18,575	$92,858
Interest expense- repurchase agreements	(2,427)	(51,520)
Interest expense- U.S. Treasury Securities sold short	(87)	—
Net Interest Income	$16,061	$41,338

    The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 2021	1.84%	0.35%	1.49%	0.23%
December 2020	1.99%	0.27%	1.72%	0.26%
September 2020	2.21%	0.26%	1.95%	0.26%
June 2020	2.53%	0.90%	1.63%	0.55%
March 2020	3.18%	1.95%	1.23%	1.94%
December 2019	3.63%	2.14%	1.49%	2.14%
September 2019	3.56%	2.25%	1.31%	2.55%
June 2019	3.70%	2.30%	1.40%	2.69%
March 2019	3.65%	2.03%	1.62%	2.71%

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Annualized CPR
25%
20%
15%
10%
5%
0%
3.5%
3%
2.5%
2%
1.5%
1%
0.5%
0%
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate
Mar-19
Jun-19
Sept-19
Dec-19
Mar-20
Jun-20
Sept-20
Dec-20
Mar-21
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

2021 vs. 2020
•Gains (losses) on Agency Securities, available for sale, resulted from sales during the three months ended March 31, 2021 of $87,875 compared to $10,395,454 (including $618,081 receivable for unsettled sales) during the three months ended March 31, 2020).
•During the three months ended March 31, 2021, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. It was determined that no credit loss expense was required. In the first quarter of 2020, we recognized an impairment of $1,012 in our consolidated statements of operations as we had determined that we may have been required to sell certain securities in the near future.
•Loss on Agency Securities, trading, resulted from the change in fair value of the securities as well as losses on sales during the three months ended March 31, 2021. The change in fair value of the securities was $59,381 for the three months ended March 31, 2021. For the three months ended March 31, 2021, we sold $675,845 of Agency Securities which resulted in a loss of $3,205.
•Loss on Credit Risk and Non-Agency Securities resulted from the sale of securities as well as the change in fair value of the securities. We did not have any Credit Risk and Non-Agency Securities at March 31, 2021. The change in the fair value of the securities was $(181,879) for the three months ended March 31, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

For the three months ended March 31, 2020, we sold $142,539 (including $70,102 receivable for unsettled sales) of Credit Risk and Non-Agency Securities, which resulted in losses of $(1,232).
•We did not have any U.S. Treasury Securities at March 31, 2021. Sales of U.S. Treasury Securities of $3,785,248 resulted in realized gain of $21,771 for the three months ended March 31, 2020.
•Gain (losses) on Derivatives resulted from a combination of the following:
◦Interest rate swap contracts' aggregate notional balance increased from $5,337,000 at December 31, 2020 to $5,760,000 at March 31, 2021.
◦The majority of the realized loss on derivatives for the three months ended March 31, 2020 was due to exiting notional positions on our interest rate swap contracts of $3,975,000. For the three months ended March 31, 2021 we did not early terminate any interest rate swap contracts.
◦The decrease in TBA prices and the increase of our total TBA Agency Securities aggregate notional balance from $2,600,000 at December 31, 2020 to $3,500,000 at March 31, 2021 resulted in a $(63,764) loss for the three months ended March 31, 2021 compared to the prior period income of $49,506.

	For the Three Months Ended March 31,
	2021	2020
Other Income (Loss):
Realized gain on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	7,354	93,325
Credit loss expense	—	(1,012)
Loss on Agency Securities, trading	(62,586)	—
Loss on Credit Risk and Non-Agency Securities	—	(183,111)
Gain on U.S. Treasury Securities	—	21,771
Loss on short sale of U.S. Treasury Securities	(28)	—
Subtotal	$(55,260)	$(69,027)
Realized loss on derivatives	(27,360)	(235,148)
Unrealized gain (loss) on derivatives	145,980	(133,887)
Subtotal	$118,620	$(369,035)
Total Other Income (Loss)	$63,360	$(438,062)

Expenses

    The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion, the effective average management fee rate declines as equity is raised. Gross equity raised was $3,026,269 at March 31, 2021, compared to $2,887,586 at March 31, 2020. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter until further notice (see Note 16 to the consolidated financial statements). During the three months ended March 31, 2021, ACM waived management fees of $2,400.

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

	For the Three Months Ended March 31,
	2020	2019
Expenses:
Management fees	7,437	7,458
Professional fees	738	846
Insurance	193	183
Compensation	1,676	1,465
Other	450	(17)
Total Expenses	$10,494	$9,935
Less management fees waived	(2,400)	—
Total Expenses after fees waived	$8,094	$9,935

Taxable Income

    As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 14 to the consolidated financial statements).

Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2021 and at December 31, 2020, we had approximately $675,000 and $717,000, respectively, in interest rate swap expense amortizing through the year 2029. We currently project that such amortization will exceed the Company's other taxable income for 2021. As a result, we currently project that all 2021 dividends on the Company's common stock and Series C Preferred Stock will be treated as basis adjustments rather than currently taxable income for stockholder tax purposes. This is consistent with the treatment of dividends for 2020.

We had $91,961 of net operating loss carryforwards available for use indefinitely.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners (see Note 13 to the consolidated financial statements).

Financial Condition

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

    Adjustable and hybrid adjustable rate mortgage loans underlying some of our Agency Securities have fixed interest rates after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically LIBOR or the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.

    Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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
    The tables below summarize certain characteristics of our investments in securities at March 31, 2021 and December 31, 2020.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
March 31, 2021
Agency Securities:
Total Fannie Mae	$3,238,039	$3,479,636	3.1%	9.8%	247	44.1%
Total Freddie Mac	775,146	821,970	3.2%	24.0%	255	10.4
Total Ginnie Mae	16,215	16,791	2.2%	8.0%	217	0.3
Total Agency Securities	$4,029,400	$4,318,397	3.1%	12.5%	249	54.8%
TBA Agency Securities:
15 Year Long (2)	1,900,000	1,941,774	2.0%	n/a	n/a	24.6
30 Year Long (2)	1,600,000	1,622,293	2.4%	n/a	n/a	20.6
Total TBA Agency Securities	$3,500,000	$3,564,067	2.1%	n/a	n/a	45.2%
Total Investments in Securities	$7,529,400	$7,882,464				100.0%

December 31, 2020
Agency Securities:
Total Fannie Mae	$3,779,964	$4,158,987	3.2%	14.8%	255	52.7%
Total Freddie Mac	925,036	993,173	3.3%	23.9%	262	12.6
Total Ginnie Mae	25,388	26,162	2.9%	7.6%	206	0.3
Total Agency Securities	$4,730,388	$5,178,322	3.3%	16.6%	256	65.6%
TBA Agency Securities:
15 Year Long (2)	1,400,000	1,459,136	1.9%	n/a	n/a	18.5
30 Year Long (2)	1,200,000	1,252,842	2.1%	n/a	n/a	15.9
Total TBA Agency Securities	$2,600,000	$2,711,978	2.0%	n/a	n/a	34.4%
Total Investments in Securities	$7,330,388	$7,890,300				100.0%
(1)Weighted average CPR during the quarter for the securities owned at March 31, 2021 and December 31, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $(45,001) and $19,747, at March 31, 2021 and December 31, 2020, respectively, and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 to the consolidated financial statements).

Repurchase Agreements

    We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at March 31, 2021 and December 31, 2020. We had outstanding balances under our repurchase agreements at March 31, 2021 and December 31, 2020 of $3,810,790 and $4,536,065, respectively, consistent with the size of our securities portfolio.

    Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2021, the average haircut percentage was 3.52% compared to 3.13% at December 31, 2020. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

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

    At March 31, 2021 and December 31, 2020, we had derivatives with a net fair value of $171,282 and $53,469, respectively. At March 31, 2021, we had interest rate swap contracts with an aggregate notional balance of $5,760,000, a weighted average swap rate of 0.55% and a weighted average term of 81 months. At December 31, 2020, we had interest rate swap contracts with an aggregate notional balance of $5,337,000, a weighted average swap rate of 0.24% and a

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

weighted average term of 58 months. Counterparty risk of derivatives is limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to: (1) lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and (2) vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

We also had TBA Agency Securities with an aggregate notional balance of $3,500,000 and $2,600,000 at March 31, 2021 and December 31, 2020, respectively.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains (losses) of $118,620 and $(369,035), for the three months ended March 31, 2021 and March 31, 2020, respectively, related to our derivatives.

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

Liquidity and Capital Resources

At March 31, 2021, our liquidity totaled $687,317, consisting of $277,554 of cash plus $409,763 of unpledged MBS (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities (refer to Note 11 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at March 31, 2021 and December 31, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At March 31, 2021 and December 31, 2020, we financed our securities portfolio with $3,810,790 and $4,536,065 of borrowings under repurchase agreements. Our debt to equity ratios at March 31, 2021 and December 31, 2020, were 4.21:1 and 7.90:1, respectively. Our leverage ratios, including notional on our TBA Agency Securities, were 7.12:1 and 7.61:1 at March 31, 2021 and December 31, 2020, respectively.

    During the three months ended March 31, 2021, we purchased $686,117 of securities using proceeds from repurchase agreements and principal repayments. During the three months ended March 31, 2021, we received cash of $278,722 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $725,275 for the three months ended March 31, 2021 and made cash interest payments of approximately $4,193 on our liabilities for the three months ended March 31, 2021.

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

    Cash and cash collateral posted to counterparties provided by (used in) operating activities was $21,197 and $(184,446), respectively, for the three months ended March 31, 2021 and March 31, 2020. The increase quarter over quarter was primarily due to the changes in fair value on our derivatives of $(369,035) in Q1 2020 compared to gains of $118,620 in Q1 2021.

Our average securities portfolio was $6,902,777 and $12,056,794 for the three months ended March 31, 2021 and March 31, 2020, respectively. During the three months ended March 31, 2021, we sold 1,154 of Series C Preferred stock for an increase in equity of $28,173. During the three months ended March 31, 2021, we sold 4,400 shares of our common stock, for an increase in equity of $52,960 (see Note 11 to the consolidated financial statements).

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

    We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At March 31, 2021 and December 31, 2020, we financed our securities portfolio with $3,810,790 and $4,536,065 of borrowings under repurchase agreements. Our debt to equity ratios at March 31, 2021 and December 31, 2020, were 4.21:1 and 7.90:1, respectively. Our leverage ratios, including notional on our TBA Agency Securities, were 7.12:1 and 7.61:1 at March 31, 2021 and December 31, 2020, respectively.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Stockholders’ Equity

    See Note 11 to the consolidated financial statements.

Off-Balance Sheet Arrangements

    At March 31, 2021 and December 31, 2020, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at March 31, 2021 and December 31, 2020, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

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

    Fair value for our MBS and derivatives is based on obtaining a valuation for each from third party pricing services and/or dealer quotes. The third party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, collateral type, bond structure, prepayment speeds, priority of payments, defaults, delinquencies and severities, spread to the Treasury curve and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of the MBS is not available from the third party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar MBS. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third party pricing services, dealer pricing indications and comparisons to a third party pricing model.

    Fair value for our U.S. Treasury Securities is based on obtaining a valuation for each U.S. Treasury Security from third party pricing services and/or dealer quotes.

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.

GLOSSARY OF TERMS (continued)

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

    A portion of our securities portfolio consists of hybrid adjustable rate and adjustable rate MBS. Hybrid mortgages are ARMs that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount the interest rate can change during any given period. Furthermore, some ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. ARMs are also typically subject to a minimum interest rate payable. Most of our adjustable rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate. Our fixed rate MBS have interest rates that are not variable and are constant for the entire loan term.

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

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

    The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2021 and December 31, 2020. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
March 31, 2021
1.00%	50.91%	(1.41)%	(11.10)%
0.50%	26.34%	(0.63)%	(5.00)%
(0.50)%	(0.46)%	0.29%	2.30%
(1.00)%	(3.51)%	0.14%	1.10%

December 31, 2020
1.00%	27.41%	(1.45)%	(12.20)%
0.50%	13.19%	(0.52)%	(4.40)%
(0.50)%	1.48%	0.06%	0.50%
(1.00)%	(2.52)%	(0.30)%	(2.50)%

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

The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of March 31, 2021 and December 31, 2020. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

	March 31, 2021		December 31, 2020
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.43)%	(11.01)%	(1.18)%	(9.88)%
+10 BPS	(0.57)%	(4.40)%	(0.47)%	(3.95)%
-10 BPS	0.57%	4.40%	0.47%	3.95%
-25 BPS	1.43%	11.01%	1.18%	9.88%

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

At March 31, 2021 and December 31, 2020, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2021. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

    Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings

    There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2020, filed with the SEC on February 17, 2021.

Item 1A. Risk Factors

    There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021.

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

April 21, 2021	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer