Form 10-Q
period 2021-09-30
Armour Residential REIT, Inc.
filed 2021-10-27
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of October 26, 2021 was 89,689,029.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	September 30, 2021	December 31, 2020
Assets
Cash	$126,094	$167,671
Cash collateral posted to counterparties	30,098	3,997
Investments in securities, at fair value
Agency Securities (including pledged securities of $3,385,728 at September 30, 2021 and $4,726,584 at December 31, 2020)	4,259,294	5,178,322
U.S. Treasury Securities (including pledged securities of $194,906 at September 30, 2021)	194,906	—
Receivable for unsettled sales	82,100	—
Derivatives, at fair value	178,602	54,686
Accrued interest receivable	10,220	12,833
Prepaid and other	1,574	1,977
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$4,987,888	$5,524,486
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$3,450,439	$4,536,065
Cash collateral posted by counterparties	154,713	44,704
Payable for unsettled purchases	210,646	—
Derivatives, at fair value	22,982	1,217
Accrued interest payable- repurchase agreements	534	1,625
Accounts payable and other accrued expenses	4,882	2,571
Total Liabilities	$3,844,196	$4,586,182

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
7.00% Series C Cumulative Preferred Stock; 6,847 and 5,347 shares issued and outstanding ($171,175 and $133,675 aggregate liquidation preference) at September 30, 2021 and December 31, 2020, respectively	7	5
Common stock, $0.001 par value. At September 30, 2021, 200,000 shares authorized and 87,709 shares issued and outstanding and at December 31, 2020, 125,000 shares authorized and 65,290 shares issued and outstanding.	87	65
Additional paid-in capital	3,334,523	3,033,025
Accumulated deficit	(2,314,879)	(2,273,822)
Accumulated other comprehensive income	123,954	179,031
Total Stockholders’ Equity	$1,143,692	$938,304
Total Liabilities and Stockholders’ Equity	$4,987,888	$5,524,486
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income:
Agency Securities, net of amortization of premium and fees	$21,659	$25,188	$58,422	$128,612
Credit Risk and Non-Agency Securities, including discount accretion	—	518	—	17,746
U.S. Treasury Securities	356	—	356	469
BUCKLER Subordinated loan	20	24	52	312
Total Interest Income	$22,035	$25,730	$58,830	$147,139
Interest expense- repurchase agreements	(1,614)	(2,954)	(5,590)	(59,863)
Interest expense- U.S. Treasury Securities sold short	—	—	(87)	(32)
Net Interest Income	$20,421	$22,776	$53,153	$87,244
Other Income (Loss):
Realized gain on sale of available for sale Agency Securities (reclassified from Other Comprehensive Income (Loss))	3,724	9,468	11,078	138,802
Credit loss expense	—	—	—	(1,012)
Gain (loss) on Agency Securities, trading	(2,387)	12,149	(45,790)	20,060
Loss on Credit Risk and Non-Agency Securities	—	(6,633)	—	(189,555)
Gain (loss) on U.S. Treasury Securities	(9,170)	—	(9,170)	21,771
Loss on short sale of U.S. Treasury Securities	—	—	(28)	(414)
Subtotal	$(7,833)	$14,984	$(43,910)	$(10,348)
Realized gain (loss) on derivatives (1)	(29,540)	20,866	(60,548)	(394,850)
Unrealized gain on derivatives	59,849	6,866	113,085	46,304
Subtotal	$30,309	$27,732	$52,537	$(348,546)
Total Other Income (Loss)	$22,476	$42,716	$8,627	$(358,894)
Expenses:
Management fees	7,899	7,393	23,055	22,234
Professional fees	581	559	1,909	3,058
Insurance	200	183	588	549
Compensation	1,676	1,387	5,027	4,210
Other	659	537	1,666	724
Total Expenses	$11,015	$10,059	$32,245	$30,775
Less management fees waived	(2,100)	(2,953)	(6,600)	(5,900)
Total Expenses after fees waived	$8,915	$7,106	$25,645	$24,875
Net Income (Loss)	$33,982	$58,386	$36,135	$(296,525)
Dividends on preferred stock	(2,995)	(2,320)	(8,477)	(7,467)
Net Income (Loss) available (related) to common stockholders	$30,987	$56,066	$27,658	$(303,992)
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss) per share available (related) to common stockholders (Note 12):
Basic	$0.37	$0.87	$0.37	$(4.87)
Diluted	$0.36	$0.86	$0.36	$(4.87)
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
Weighted average common shares outstanding:
Basic	84,026	64,724	75,417	62,458
Diluted	84,927	65,272	76,318	62,458

(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 8.

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$33,982	$58,386	$36,135	$(296,525)
Other comprehensive income (loss):
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	(3,724)	(9,468)	(11,078)	(138,802)
Reclassification adjustment for credit loss expense on available for sale Agency Securities	—	—	—	1,012
Net unrealized gain (loss) on available for sale Agency Securities	(16,961)	13,002	(43,999)	(17,486)
Other Comprehensive Income (Loss)	$(20,685)	$3,534	$(55,077)	$(155,276)
Comprehensive Income (Loss)	$13,297	$61,920	$(18,942)	$(451,801)

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock		Common Stock
	7.00% Series C
	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2020	5,347	$5	65,290	$65	$3,033,025	$(2,273,822)	$179,031	$938,304
Series C Preferred dividends	—	—	—	—	—	(8,477)	—	(8,477)
Common stock dividends	—	—	—	—	—	(68,715)	—	(68,715)
Issuance of Series C Preferred stock, net of expenses	1,500	2	—	—	36,583	—	—	36,585
Issuance of common stock, net	—	—	22,242	22	261,274	—	—	261,296
Stock based compensation, net of withholding requirements	—	—	177	—	3,641		—	3,641
Net Income	—	—	—	—	—	36,135	—	36,135
Other Comprehensive Loss	—	—	—	—	—	—	(55,077)	(55,077)
Balance, September 30, 2021	6,847	$7	87,709	$87	$3,334,523	$(2,314,879)	$123,954	$1,143,692

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net Income (Loss)	$36,135	$(296,525)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	38,434	36,922
Accretion of net discount on Credit Risk and Non-Agency Securities	—	(2,849)
Net amortization of U.S. Treasury Securities	(2)	84
Realized gain on sale of Agency Securities, available for sale	(11,078)	(138,802)
Credit loss expense	—	1,012
(Gain) loss on Agency Securities, trading	45,790	(20,060)
Loss on Credit Risk and Non-Agency Securities	—	189,555
(Gain) loss on U.S. Treasury Securities	9,170	(21,771)
Loss on short sale of U.S. Treasury Securities	28	414
Stock based compensation	3,641	3,051
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	2,794	21,836
Decrease in prepaid and other assets	403	6,715
Change in derivatives, at fair value	(102,151)	(44,392)
Decrease in accrued interest payable- repurchase agreements	(1,091)	(30,643)
Increase in accounts payable and other accrued expenses	2,311	518
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$24,384	$(294,935)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(672,816)	(5,317,832)
Purchases of Credit Risk and Non-Agency Securities	—	(237,928)
Purchases of U.S. Treasury Securities	(788,919)	(4,621,776)
Principal repayments of Agency Securities	690,933	922,148
Principal repayments of Credit Risk and Non-Agency Securities	—	45,766
Proceeds from sales of Agency Securities	901,053	10,917,211
Proceeds from sales of Credit Risk and Non-Agency Securities	—	889,057
Proceeds from sales of U.S. Treasury Securities	584,817	4,643,049
Disbursements on reverse repurchase agreements	(391,125)	(858,156)
Receipts from reverse repurchase agreements	391,125	858,156
Increase (decrease) in cash collateral posted by counterparties	110,009	(10,858)
Net cash and cash collateral posted to counterparties provided by investing activities	$825,077	$7,228,837
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Financing Activities:
Redemption of Series B Preferred stock, net of expenses	—	(209,583)
Issuance of Series C Preferred stock, net of expenses	36,585	129,096
Issuance of common stock, net of expenses	261,296	48,886
Proceeds from repurchase agreements	23,233,849	62,518,438
Principal repayments on repurchase agreements	(24,319,475)	(69,362,190)
Series B Preferred stock dividends paid	—	(1,375)
Series C Preferred stock dividends paid	(8,477)	(6,092)
Common stock dividends paid	(68,715)	(55,843)
Common stock repurchased, net	—	(777)
Net cash and cash collateral posted to counterparties used in financing activities	$(864,937)	$(6,939,440)
Net decrease in cash and cash collateral posted to counterparties	(15,476)	(5,538)
Cash and cash collateral posted to counterparties - beginning of period	171,668	273,166
Cash and cash collateral posted to counterparties - end of period	$156,192	$267,628
Supplemental Disclosure:
Cash paid during the period for interest	$13,406	178,719
Non-Cash Investing Activities:
Receivable for unsettled sales	$82,100	—
Payable for unsettled purchases	$(210,646)	(518,552)
Net unrealized loss on available for sale Agency Securities	$(43,999)	(17,486)

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

    At September 30, 2021 and December 31, 2020, we invested in mortgage backed securities ("MBS") issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.

Note 2 - Basis of Presentation and Consolidation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020.

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

Cash Collateral Posted To/By Counterparties

    Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral. Cash collateral posted to/by counterparties may include collateral for interest rate swap contracts, interest rate swaptions, basis swap contracts, Eurodollar Futures Contracts ("Futures Contracts"), and repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis ("TBA Agency Securities").
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

    In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2021 and December 31, 2020.

Derivatives, at Fair Value

    We recognize all derivatives individually as either assets or liabilities at fair value on our consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our consolidated statements of operations. We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income. These transactions may include interest rate swap contracts, interest rate swaptions, basis swap contracts and Futures Contracts.

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

    Level 3 Inputs - Prices determined using significant unobservable inputs. Unobservable inputs may be used in situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period). Unobservable inputs reflect management’s assumptions about the factors that market participants would use in pricing an asset or liability and would be based on the best information available.

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

Derivatives:

    The fair values of our interest rate swap contracts, interest rate swaptions and basis swaps are valued using information provided by third party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves and are classified as Level 2. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities and they are classified as Level 2. Management compares the pricing information received to dealer quotes to ensure that the current market conditions are properly reflected.

    The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

September 30, 2021	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$4,259,294	$—	$4,259,294
U.S. Treasury Securities	$194,906	$—	$—	$194,906
Derivatives	$—	$178,602	$—	$178,602
Liabilities at Fair Value:
Derivatives	$—	$22,982	$—	$22,982

December 31, 2020	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$5,178,322	$—	$5,178,322
Derivatives	$—	$54,686	$—	$54,686
Liabilities at Fair Value:
Derivatives	$—	$1,217	$—	$1,217

    There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2021 or for the year ended December 31, 2020.

    Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements,

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

which are presented in our consolidated financial statements at cost which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at September 30, 2021 and December 31, 2020.

Note 6 - Investments in Securities

    As of September 30, 2021 and December 31, 2020, our securities portfolio consisted of $4,454,200 and $5,178,322 of investment securities, at fair value, respectively, and $4,299,273 and $2,711,977 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $(12,446) and $19,747, at September 30, 2021 and December 31, 2020, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

    The following tables summarize our investments in securities as of September 30, 2021 and December 31, 2020, excluding TBA Agency Securities (see Note 8 - Derivatives). Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale are reported in other comprehensive income as required by GAAP.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	Available for Sale Securities	Trading Securities
	Agency	Agency	Credit Risk and Non-Agency	U.S. Treasuries	Totals
September 30, 2021
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$—	$5,178,322
Purchases (1)	—	883,281	—	788,919	1,672,200
Proceeds from sales	(87,875)	(813,178)	—	(584,817)	(1,485,870)
Receivable for unsettled sales	(82,100)	—	—	—	(82,100)
Principal repayments	(278,662)	(412,271)	—	—	(690,933)
Losses	(43,999)	(45,790)	—	(9,198)	(98,987)
(Amortization) accretion	(12,755)	(25,679)	—	2	(38,432)
Balance, September 30, 2021	$1,465,511	$2,793,783	$—	$194,906	$4,454,200
Percentage of Portfolio	32.90%	62.72%	—%	4.38%	100.00%

December 31, 2020
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$12,825,367
Purchases (1)	1,768,688	3,711,961	237,928	4,621,776	10,340,353
Proceeds from sales	(10,800,879)	(158,708)	(889,057)	(4,643,049)	(16,491,693)
Principal repayments	(873,650)	(343,514)	(45,766)	—	(1,262,930)
Gains (losses)	(32,565)	19,557	(189,555)	21,357	(181,206)
Credit loss expense	(1,012)	—	—	—	(1,012)
(Amortization) accretion	(31,446)	(21,876)	2,849	(84)	(50,557)
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$—	$5,178,322
Percentage of Portfolio	38.06%	61.94%	—%	—%	100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Available for Sale Securities:

    At September 30, 2021, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. As a result of this evaluation, no credit loss expense was required. We do not have an allowance for credit losses as all of our available for sale securities consist of Agency MBS.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at September 30, 2021 and December 31, 2020. Our available for sale securities had a weighted average coupon of 3.00% and 3.25% at September 30, 2021 and December 31, 2020.

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
September 30, 2021
Total Fannie Mae	$1,098,882	$1,125,271	$(26)	$113,765	$1,239,010
Total Freddie Mac	194,139	201,847	—	10,092	211,939
Total Ginnie Mae	14,084	14,439	(9)	132	14,562
Total	$1,307,105	$1,341,557	$(35)	$123,989	$1,465,511

December 31, 2020
Total Fannie Mae	$1,359,136	$1,397,206	$(1)	$159,603	$1,556,808
Total Freddie Mac	354,382	368,686	—	19,246	387,932
Total Ginnie Mae	25,388	25,979	(43)	226	26,162
Total	$1,738,906	$1,791,871	$(44)	$179,075	$1,970,902

    The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021	$1,722	$(4)	$5,341	$(31)	$7,063	$(35)
December 31, 2020	$8,811	$(44)	$—	$—	$8,811	$(44)

    Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following table summarizes the weighted average lives of our available for sale securities at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$118	$115	$71	$72
≥ 1 year and < 3 years	28,770	28,225	548,352	520,657
≥ 3 years and < 5 years	381,710	363,268	282,739	269,716
≥ 5 years	1,054,913	949,949	1,139,740	1,001,426
Total Available for Sale Securities	$1,465,511	$1,341,557	$1,970,902	$1,791,871

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    We use a third party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at September 30, 2021 and December 31, 2020 in the table above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.

Trading Securities:

    The components of the carrying value of our trading securities at September 30, 2021 and December 31, 2020 are presented in the table below. We did not have any Credit Risk and Non-Agency Securities or Interest-Only Securities at September 30, 2021 and December 31, 2020.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
September 30, 2021
Agency Securities:
Total Fannie Mae	$2,184,495	$2,310,414	$(25,528)	$5,325	$2,290,211
Total Freddie Mac	482,142	505,537	(4,419)	2,454	503,572
Total Agency Securities	$2,666,637	$2,815,951	$(29,947)	$7,779	$2,793,783
U.S. Treasury Securities	200,000	200,000	(5,094)	—	194,906
Total Trading Securities	$2,866,637	$3,015,951	$(35,041)	$7,779	$2,988,689

December 31, 2020
Agency Securities:
Total Fannie Mae	$2,420,828	$2,585,409	$(1,441)	$18,211	$2,602,179
Total Freddie Mac	570,654	601,320	(430)	4,351	605,241
Total Trading Securities	$2,991,482	$3,186,729	$(1,871)	$22,562	$3,207,420

The following table summarizes the weighted average lives of our trading securities at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	61,949	61,793	649,425	650,328
≥ 3 years and < 5 years	473,216	468,971	1,522,509	1,506,035
≥ 5 years	2,453,524	2,485,187	1,035,486	1,030,366
Total	$2,988,689	$3,015,951	$3,207,420	$3,186,729

    We use a third party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at September 30, 2021 and December

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

31, 2020 in the tables above are based upon market factors, assumptions, models and estimates from the third party model and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.

 Note 7 - Repurchase Agreements

    At September 30, 2021, we had active MRAs with 34 counterparties and had $3,450,439 in outstanding borrowings with 18 of those counterparties. At December 31, 2020, we had $4,536,065 in outstanding borrowings with 18 counterparties.

    The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at September 30, 2021 and December 31, 2020. No amounts below are subject to offsetting. Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2021, the average haircut percentage was 3.44% compared to 3.13% at December 31, 2020. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
September 30, 2021
Agency Securities
≤ 30 days	$2,556,476	0.13%	15
> 30 days to ≤ 90 days	109,082	0.11%	49
> 90 days	584,881	0.11%	182
Total or Weighted Average	$3,250,439	0.13%	46

U.S. Treasury Securities
≤ 30 days	200,000	0.14%	1
Total or Weighted Average	$3,450,439	0.11%	43

December 31, 2020
Agency Securities
≤ 30 days	$3,618,255	0.23%	15
> 30 days to ≤ 60 days	917,810	0.23%	45
Total or Weighted Average	$4,536,065	0.23%	21

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

    At September 30, 2021 and December 31, 2020, BUCKLER accounted for 47.6% and 66.1%, respectively, of our aggregate borrowings and had an amount at risk of 3.9% and 8.3%, respectively, of our total stockholders' equity with a

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

weighted average maturity of 65 days and 21 days, respectively, on repurchase agreements (see Note 15 - Related Party Transactions).

    In addition, at September 30, 2021, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 18.7% of our repurchase agreement borrowings outstanding at September 30, 2021. At December 31, 2020, we had 1 repurchase agreement counterparty that individually accounted for over 5% of our aggregate borrowings. In total, this counterparty accounted for 9.0% of our repurchase agreement borrowings at December 31, 2020.

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

Our Futures Contracts are traded on the Chicago Mercantile Exchange ("CME") which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities and these requirements may vary and change over time based on the market value, notional amount and remaining term of the Futures Contracts. In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at September 30, 2021 and December 31, 2020.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2021
Interest rate swap contracts	$172,592	$(4,526)	$(147,138)	$20,928
Futures Contracts	—	—	12	12
TBA Agency Securities	6,010	(18,456)	19,075	6,629
Totals	$178,602	$(22,982)	$(128,051)	$27,569

December 31, 2020
Interest rate swap contracts	$34,588	$(866)	$(27,773)	$5,949
TBA Agency Securities	20,098	(351)	(13,942)	5,805
Totals	$54,686	$(1,217)	$(41,715)	$11,754
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2021
Interest rate swap contracts	$(4,526)	$4,526	$—	$—
TBA Agency Securities	(18,456)	18,456	—	—
Totals	$(22,982)	$22,982	$—	$—

December 31, 2020
Interest rate swap contracts	$(866)	$866	$—	$—
TBA Agency Securities	(351)	351	—	—
Totals	$(1,217)	$1,217	$—	$—
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020.

		Income (Loss) Recognized
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives	Location on consolidated statements of operations	2021	2020	2021	2020
Interest rate swap contracts:
Realized loss	Realized gain (loss) on derivatives	$(58,637)	$—	$(58,637)	$(461,374)
Interest income	Realized gain (loss) on derivatives	1,250	1,136	3,007	28,937
Interest expense	Realized gain (loss) on derivatives	(8,325)	(2,603)	(21,507)	(43,172)
Changes in fair value	Unrealized gain on derivatives	89,726	13,478	143,872	43,030
		$24,014	$12,011	$66,735	$(432,579)
Futures Contracts:
Realized gain	Realized gain (loss) on derivatives	2	—	2	—
		$2	$—	$2	$—
TBA Agency Securities:
Realized gain	Realized gain (loss) on derivatives	36,170	22,333	16,587	80,759
Changes in fair value	Unrealized gain on derivatives	(29,877)	(6,612)	(30,787)	3,274
		$6,293	$15,721	$(14,200)	$84,033
Totals		$30,309	$27,732	$52,537	$(348,546)

    The following tables present information about our derivatives at September 30, 2021 and December 31, 2020.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
September 30, 2021
< 3 years	$1,307,000	13	0.06%
≥ 3 years and < 5 years	412,000	41	0.16%
≥ 5 years and < 7 years	889,000	63	0.28%
≥ 7 years	4,202,000	110	0.87%
Total or Weighted Average (2)	$6,810,000	81	0.59%

December 31, 2020
< 3 years	$2,230,000	12	0.06%
≥ 3 years and < 5 years	463,000	45	0.14%
≥ 5 years and < 7 years	942,000	72	0.28%
≥ 7 years	1,702,000	113	0.50%
Total or Weighted Average (3)	$5,337,000	58	0.24%
(1)Pay Fixed/Receive Variable.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(2)Of this amount, $5,607,000 notional are Fed Funds based swaps, the last of which matures in 2032 and $1,203,000 notional are SOFR based swaps, the last of which matures in 2023. Includes $850,000 notional of forward settling swap contracts that settle by September 23, 2022.
(3)Of this amount, $2,230,000 notional are SOFR based swaps, the last of which matures in 2023; and $3,107,000 notional are Fed Funds based swaps, the last of which matures in 2030.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
September 30, 2021
15 Year Long
1.5%	$700,000	$707,348	$705,215
2.0%	1,700,000	1,753,652	1,746,736
30 Year Long
2.0%	300,000	303,320	300,609
2.5%	1,200,000	1,239,016	1,233,157
3.5%	300,000	313,543	313,556
Total (1)	$4,200,000	$4,316,879	$4,299,273

December 31, 2020
15 Year Long
1.5%	$200,000	$204,758	$205,781
2.0%	1,200,000	1,248,015	1,253,354
30 Year Long
2.0%	600,000	619,031	622,934
2.5%	800,000	838,047	841,314
3.5%	(200,000)	(211,055)	(211,406)
Total (1)	$2,600,000	$2,698,796	$2,711,977
(1)$2,250,000 and $1,250,000 notional were forward settling at September 30, 2021 and December 31, 2020, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 9 - Commitments and Contingencies

Management

     The Company is managed by ACM, pursuant to a management agreement (see also Note 15 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend representing a return of capital for tax purposes will reduce the amount of gross equity raised used to calculate the monthly management fee. At September 30, 2021 and September 30, 2020, the effective management fee, prior to management fees waived, was 0.98% and 1.01% based on gross equity raised of $3,245,650 and $2,937,354, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice (see Note 16 - Subsequent Events). During the three and nine months ended September 30, 2021, ACM waived management fees of $2,100 and $6,600, respectively. During the three and nine months ended September 30, 2020, ACM waived management fees of $2,953 and $5,900. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.

Indemnifications and Litigation

    We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2021 and December 31, 2020.

    Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. On September 27, 2019, the court further deferred the matter for six months. On June 15, 2020, co-counsel for the plaintiff filed a notice of supplemental authority requesting to move the matter forward. On August 19, 2020, a Notification To Parties of Contemplated Dismissal was sent out by the Clerk of the Circuit Court to all parties. Counsel for the plaintiff responded on August 24, 2020, with a Motion to Defer Dismissal, and the court deferred dismissal until May 10, 2021. A Motion to Defer Dismissal Further was not filed; however, on August 16, 2021, the court ordered that (i) entry of an Order of Dismissal is further deferred until February 1, 2022 and (ii) if the case is not fully disposed of by that date, the clerk shall enter on the docket "dismissed for lack of prosecution without prejudice." No further action has been taken by the court.

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

Note 10 - Stock Based Compensation

    We adopted the 2009 Stock Incentive Plan, as amended (the “Plan”), to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock, restricted stock units (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. On May 13, 2021, at the Company’s 2021 annual meeting of stockholders, the Plan was amended to increase the aggregate number of shares available for issuance by 2,125 shares of common stock from 1,875 shares to 4,000 shares. At September 30, 2021, there were 2,167 shares available for future issuance under the Plan.

    Transactions related to awards for the nine months ended September 30, 2021 are summarized below:

	September 30, 2021
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	496	$19.77
Granted (1)	635	$11.08
Vested	(230)	$17.10
Unvested RSU Awards Outstanding end of period	901	$14.33
(1)During the nine months ended September 30, 2021, 535 RSUs were granted to certain officers of ARMOUR through ACM and 100 RSUs were granted to the Board.

At September 30, 2021, there was approximately $12,911 of unvested stock based compensation related to the Awards (based on a weighted average grant date price of $14.33 per share), which we expect to recognize as an expense over the remaining average service period of 2.8 years. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 11 - Stockholders' Equity

Changes in Stockholders' Equity

    The following table presents the changes in Stockholders' Equity for the following interim periods.

Stockholders' Equity	March 31, 2021	June 30, 2021	September 30, 2021	March 31, 2020	June 30, 2020	September 30, 2020
Balance, beginning of quarter	$938,304	$1,027,186	$1,108,542	$1,436,707	$786,250	$851,231
Series B Preferred dividends ($0.1640625 per share)	—	—	—	(1,375)	—	—
Series C Preferred dividends ($0.14583 per share)	(2,486)	(2,996)	(2,995)	(1,452)	(2,320)	(2,320)
Common stock dividends (1)	(20,057)	(23,197)	(25,461)	(30,377)	(5,876)	(19,590)
Series B Preferred Stock, called for redemption	—	—	—	(209,583)	—	—
Issuance of Series C Preferred Stock	28,173	8,412	—	129,221	(125)	—
Issuance of Common stock, net	52,960	159,264	49,072	—	48,886	—
Stock based compensation, net of withholding requirements	1,199	1,205	1,237	1,001	1,022	1,028
Common Stock repurchased, net	—	—	—	(777)	—	—
Net income (loss)	71,327	(69,174)	33,982	(406,659)	51,748	58,386
Other comprehensive income (loss)	(42,234)	7,842	(20,685)	(130,456)	(28,354)	3,534
Balance, end of quarter	$1,027,186	$1,108,542	$1,143,692	$786,250	$851,231	$892,269
(1)    See the below table for common stock dividends per share for the nine months ended September 30, 2021. Common stock dividends were $0.17 per share each month for January, February and March 2020. No common stock dividends were paid in April and May 2020, $0.09 per share was paid in June 2020 and for each month from July through September 2020 common stock dividends paid were $0.10 per share.

Preferred Stock

    At September 30, 2021 and December 31, 2020, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On January 28, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At September 30, 2021, a total of 31,617 shares of our authorized preferred stock remain available for designation as future series.

Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"

At September 30, 2021 and December 31, 2020, we had 6,847 and 5,347 shares, respectively, of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 and $133,675 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 3,153 and 4,653 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, there were no accrued or unpaid dividends on the Series C Preferred Stock.

    On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. During the nine months ended September 30, 2021, we sold 1,500 shares under Preferred C ATM Sales Agreement for proceeds of $36,585, net of issuance costs and commissions of approximately $445.

Common Stock

    On August 20, 2021 we filed Articles of Amendment with the state of Maryland to increase the number of authorized common stock from 125,000 to 200,000 shares. At September 30, 2021 and December 31, 2020, we were authorized to issue up to 200,000 and 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 87,709 shares of common stock issued and outstanding at September 30, 2021 and 65,290 shares of common stock issued and outstanding at December 31, 2020.

    On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. On April 3, 2020, the Common stock ATM Sales Agreement was amended to add B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) as a sales agent. On May 4, 2020 the Common stock ATM Sales Agreement was further amended to increase the number of shares available for sale pursuant to the terms of the Common Stock ATM Sales Agreement. In accordance with the terms of the Common Stock ATM Sales agreement, as amended, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. The Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the Common stock ATM Sales Agreement, as amended, we paid the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent. Prior to exhausting the Common stock ATM Sales Agreement, as amended, on May 18, 2021, we sold 10,713 shares for proceeds of $129,336, net of issuance costs and commissions of approximately $1,682.

After exhausting the Common stock ATM Sales Agreement, we entered into a new Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) on May 14, 2021, with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. Under the 2021 Common stock ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the 2021 Common stock ATM Sales Agreement. We have sold 11,529 shares under this agreement for proceeds of $131,960, net of issuance costs and commissions of approximately $1,473.

    See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.

    Common Stock Repurchased

    At September 30, 2021 and December 31, 2020, there were 8,210 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Raising Activities

    The following tables present our equity transactions for the nine months ended September 30, 2021 and for the year ended December 31, 2020.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
September 30, 2021
Preferred C ATM Sales Agreement	January 19, 2021 - April 9, 2021	1,500	$24.38	$36,585
Common stock ATM Sales Agreement	March 3, 2021 - May 18, 2021	10,713	$12.07	$129,336
2021 Common stock ATM Sales Agreement	May 19, 2021 - September 28, 2021	11,529	$11.45	$131,960

December 31, 2020
Preferred C Underwritten Offering	January 28, 2020	3,450	$24.14	$83,282
Preferred C ATM Sales Agreement	January 30, 2020 - December 23, 2020	1,897	$24.70	$46,856
Common stock ATM Sales Agreement	April 7, 2020 - December 15, 2020	6,287	$8.68	$54,575
Common stock repurchases, net	February 26, 2020 - March 3, 2020	(40)	$19.42	$(777)
(1)Weighted average price

Dividends

    The following table presents our Series C Preferred Stock dividend transactions for the nine months ended September 30, 2021.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2021	January 27, 2021	$0.14583	$779.7
February 15, 2021	February 26, 2021	$0.14583	$836.9
March 15, 2021	March 29, 2021	$0.14583	$869.6
April 15, 2021	April 27, 2021	$0.14583	$998.5
May 15, 2021	May 27, 2021	$0.14583	$998.5
June 15, 2021	June 28, 2021	$0.14583	$998.5
July 15, 2021	July 27, 2021	$0.14583	$998.5
August 15, 2021	August 27, 2021	$0.14583	$998.5
September 15, 2021	September 27, 2021	$0.14583	$998.5
Total dividends paid			$8,477.2

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

    The following table presents our common stock dividend transactions for the nine months ended September 30, 2021.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2021	January 28, 2021	$0.10	$6,646
February 16, 2021	February 26, 2021	$0.10	6,645
March 15, 2021	March 29, 2021	$0.10	6,766
April 15, 2021	April 29, 2021	$0.10	7,234
May 17, 2021	May 27, 2021	$0.10	7,646
June 15, 2021	June 29, 2021	$0.10	8,317
July 15, 2021	July 29, 2021	$0.10	8,413
August 16, 2021	August 27, 2021	$0.10	8,413
September 15, 2021	September 29, 2021	$0.10	8,635
Total dividends paid			$68,715

Note 12 - Net Income (Loss) per Common Share

    The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$33,982	$58,386	$36,135	$(296,525)
Less: Preferred dividends	(2,995)	(2,320)	(8,477)	(7,467)
Net Income (Loss) available (related) to common stockholders	$30,987	$56,066	$27,658	$(303,992)

Weighted average common shares outstanding – basic	84,026	64,724	75,417	62,458
Add: Effect of dilutive non-vested awards, assumed vested	901	548	901	—
Weighted average common shares outstanding – diluted	84,927	65,272	76,318	62,458

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Comprehensive Income (Loss) per Common Share

    The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three and nine months ended September 30, 2021 and September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive Income (Loss)	$13,297	$61,920	$(18,942)	$(451,801)
Less: Preferred dividends	(2,995)	(2,320)	(8,477)	(7,467)
Comprehensive Income (Loss) available (related) to common stockholders	$10,302	$59,600	$(27,419)	$(459,268)
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$0.12	$0.92	$(0.36)	$(7.35)
Diluted	$0.12	$0.91	$(0.36)	$(7.35)
Weighted average common shares outstanding:
Basic	84,026	64,724	75,417	62,458
Add: Effect of dilutive non-vested awards, assumed vested	901	548	—	—
Diluted	84,927	65,272	75,417	62,458

For the nine months ended September 30, 2021 and September 30, 2020, 901 and 548, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Comprehensive Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 14 - Income Taxes

    The following table reconciles our GAAP net income (loss) to estimated REIT taxable loss for the three and nine months ended September 30, 2021 and September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net income (loss)	$33,982	$58,386	$36,135	$(296,525)
Book to tax differences:
TRS (income) loss	23	145	(43)	76
Premium amortization expense	(41)	(103)	(117)	(183)
Agency Securities, trading	2,387	(12,149)	45,790	(20,060)
Credit Risk and Non-Agency Securities	—	6,510	—	188,075
U.S. Treasury Securities	9,170	—	9,198	(21,357)
Changes in interest rate contracts	(37,384)	(29,199)	(71,037)	334,312
Credit loss expense	—	—	—	1,012
Gain on Security Sales	(3,724)	(9,468)	(11,078)	(138,802)
Amortization of deferred hedging costs	(40,664)	(45,458)	(122,529)	(106,618)
Series B Cumulative Preferred Stock dividend - Called for redemption	—	—	—	1,375
Other	531	561	1,368	1,032
Estimated REIT taxable loss	$(35,720)	$(30,775)	$(112,313)	$(57,663)

    Interest rate contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2021 and at December 31, 2020, we had approximately $648,000 and $717,000, respectively, in interest rate swap expense amortizing through the year 2031. At September 30, 2021, we had $91,961 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2018	$(136,388)	2023
2019	$(13,819)	2024

The Company's subsidiary, ARMOUR TRS, Inc., has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.

    The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at September 30, 2021 by approximately $236,674, or approximately $2.70 per common share (based on the 87,709 common shares then outstanding).

    We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and nine months ended September 30, 2021 and September 30, 2020 were $28,456 and $77,192 and $21,910 and $63,310, respectively, (including the final dividend on the Series B Preferred Stock, called for redemption, paid on February 27, 2020). Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

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

ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice (see Note 16 - Subsequent Events).

The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2021 and September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$7,886	$7,383	$23,024	$22,195
Less management fees waived	(2,100)	(2,953)	(6,600)	(5,900)
Total net management fee expense	$5,786	$4,430	$16,424	$16,295

    We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three and nine months ended September 30, 2021 and September 30, 2020, we reimbursed ACM $92 and $130 and $2 and $150 for other expenses incurred on our behalf. In 2013, 2017, 2020 and January 2021, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that generally vest over 5 years. In 2017, 2020 and January 2021,

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

we elected to grant RSUs to the Board. We recognized stock based compensation expense of $176 and $584 and $118 and $402 for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

BUCKLER

    In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $687 at September 30, 2021 and $634 at December 31, 2020, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
    Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For the three and nine months ended September 30, 2020, we earned $117 and $1,382, respectively, from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. For the three and nine months ended September 30, 2021, we did not receive any allocated share of Financing Gross Profit. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2022.

    We have one subordinated loan agreement with BUCKLER, totaling $105.0 million and maturing on May 1, 2025. BUCKLER may, at its option after obtaining regulatory approval, repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three and nine months ended September 30, 2021 and September 30, 2020, the Company earned $20 and $52 and $25 and $312, respectively, of interest on this loan.

With BUCKLER as the sales agent, under the Common stock ATM Sales Agreement and the 2021 Common stock ATM Sales Agreement (see also Note 11 - Stockholders' Equity), we sold 4,818 and 10,529 common shares for proceeds of $58,374 and $120,411, net of issuance costs and commissions of approximately $702 and $1,213, respectively, during the nine months ended September 30, 2021.

    The table below summarizes other transactions with BUCKLER for the nine months ended September 30, 2021 and for the year ended December 31, 2020.

Transactions with BUCKLER	September 30, 2021	December 31, 2020
Repurchase agreements (1)	$1,642,069	$2,998,111
Collateral posted on repurchase agreements	$1,707,223	$3,117,929
U.S. Treasury Securities Purchased	$100,000	$—
(1)Interest on repurchase agreements was $774 and $2,938 and $1,424 and $36,821 for the three and nine months ended September 30, 2021 and September 30, 2020, respectively. See also, Note 7 - Repurchase Agreements for transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 16 - Subsequent Events

ACM Management Agreement

On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until ACM provides further notice to ARMOUR. ACM may terminate this waiver for any month by providing notice to ARMOUR on or before the 25th day of the preceding month. This waiver does not constitute a waiver of any other amounts due to ACM from ARMOUR under the management agreement between ARMOUR and ACM or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee (as defined in such management agreement), or any awards under the Second Amended and Restated 2009 Stock Incentive Plan.

Series C Preferred Stock

    A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid on October 27, 2021 to holders of record on October 15, 2021. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable November 29, 2021 to holders of record on November 15, 2021 and payable December 27, 2021 to holders of record on December 15, 2021.

Common Stock

    A cash dividend of $0.10 per outstanding common share, or $9,065 in the aggregate, will be paid on October 28, 2021 to holders of record on October 15, 2021. We have also declared a cash dividend of $0.10 per outstanding common share payable November 15, 2021 to holders of record on November 29, 2021.

Between October 1, 2021 and October 13, 2021, we issued 1,980 shares under our 2021 Common stock ATM Sales Agreement for proceeds of $21,543 net of issuance costs and commissions of $218.

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

    At September 30, 2021 and December 31, 2020, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.

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

Factors that Affect our Results of Operations and Financial Condition

    Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We currently invest primarily in Agency Securities, for which the principal and interest payments are guaranteed by a GSE. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments. As such, we expect our investments to be subject to risks arising from delinquencies and foreclosures, thereby exposing our investment portfolio to potential losses. We are exposed to changing credit spreads, which could result in declines in the fair value of our investments. We believe ACM’s in-depth investment expertise across multiple sectors of the mortgage market, prudent asset selection and our hedging strategy enable us to minimize our credit losses, our market value losses and financing costs.

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

Market and Interest Rate Trends and the Effect on our Securities Portfolio:

Third Quarter 2021 Trends

The emergence of variant strains of the COVID-19 virus slowed or reversed the positive trends we saw emerging early in the second quarter 2021. The resulting increase in virus caseloads resulted in delays or modifications in the reopening of some businesses, schools and public services. We believe that COVID-19 considerations will continue to influence individual and institutional behaviors for some time to come.

Our remote work environment protocol has allowed operations to remain fully functional while we worked remotely. While all of ACM's eligible employees are fully vaccinated, we have slowed our phased plan to return to working full time from ACM’s offices. We currently expect to fully return to our office work environment in November 2021, unless local COVID-19 conditions prohibit that.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Intervention by the Federal Reserve, which began in March 2020, has stabilized and increased the price of agency residential and commercial mortgage backed securities. Tapering of that intervention by the Fed is likely becoming more imminent, but specific timing and methods for that tapering have not been officially announced. Financial markets will likely be highly sensitive to the Fed’s tapering decisions and communication. ARMOUR continues to mitigate risk, use moderate leverage (as compared to historical levels) and maximize liquidity within the scope of its business plan. ARMOUR has carefully selected new investments within the context of the current historically high prices of our target assets. The agency mortgage backed securities market remains highly dependent on the future course and timing of the Fed's actions on interest rates and market purchases of our target assets.

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

Our borrowings in the repurchase market have historically closely tracked the Federal Funds Rate and LIBOR, and more recently SOFR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result. The scheduled discontinuation of LIBOR contracts in December 2021 is not expected to significantly impact our liquidity or the value of our MBS. Our remaining MBS exposure to LIBOR at September 30, 2021, is $6,792 of legacy ARMs. Our derivatives are either Fed Funds or SOFR-based interest rate swap contracts; none are LIBOR-based (see Note 8 to the consolidated financial statements). We will continue to assess the impact on our securities portfolio throughout 2021.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    The following graph shows 30-day LIBOR as compared to the effective Federal Funds Rate and SOFR Rate on a monthly basis from September 30, 2019 to September 30, 2021.

30-Day LIBOR vs. Effective Federal Funds Rate and SOFR Rate
2.8
2.4
2
1.6
1.2
0.8
0.4
0
Sept-19
Oct-19
Nov-19
Dec-19
Jan-20
Feb-20
Mar-20
Apr-20
May-20
Jun-20
Jul-20
Aug-20
Sept-20
Oct-20
Nov-20
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sept-21
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

    Mortgage spreads can vary due to movements in securities valuations, movements in long-term interest rates or a combination of both. We mainly use interest rate swap contracts, interest rate swaptions, basis swap contracts and Futures Contracts to economically hedge against changes in the valuation of our securities. We do not use such hedging contracts for speculative purposes.

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

Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss) Summary

    The following is a summary of our consolidated results of operations for the periods presented:

Net Income (Loss) Summary
Net Interest Income
$20,421
$22,776
$53,153
$87,244
Total Other Loss
$22,476
$42,716
$8,627
$(358,894)
Total Expenses after fees waived
$8,915
$7,106
$25,645
$24,875
Net Income (Loss)
$33,982
$58,386
$36,135
$(296,525)
($ in thousands)
Three Months Ended September 30, 2021
Three Months Ended September 30, 2020
Nine Months Ended September 30, 2021
Nine Months Ended September 30, 2020

Net income (loss) for the three and nine months ended September 30, 2021 reflects interest income from a smaller average securities portfolio as well as gains (losses) on our Agency Securities and the realized and unrealized gains (losses) on our interest rate swaps.

Our results for the nine months ended September 30, 2020 were significantly impacted by COVID-19. To increase liquidity, we significantly reduced our portfolio of Agency Securities (including TBA Agency Securities) by 41% from December 31, 2019. We also terminated $7,750,000 in notional interest rate swap contracts during the nine months ended September 30, 2020. The net income (loss) for the three and nine months ended September 30, 2020 reflected realized and unrealized losses on our interest rate swaps due to declines in interest rates in the quarter and exiting notional positions as well as fair value losses on our Credit Risk Transfer Securities. We are now focused primarily on an all Agency Securities portfolio.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

Net Interest Income

    Net interest income is a function of both our securities portfolio size and net interest rate spread.

2021 vs. 2020
•Our average securities portfolio, including TBA Agency Securities, decreased 8.0% from $8,088,346 for the nine months ended September 30, 2020 to $7,440,880 for the nine months ended September 30, 2021.
•Our average securities portfolio yield decreased 0.06% and our cost of funds increased 0.19% for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020.
•Our net interest rate spread decreased by 0.25% for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. Net interest income also decreased due to a lower average securities portfolio balance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income:
Agency Securities, net of amortization of premium and fees	$21,659	$25,188	$58,422	$128,612
Credit Risk and Non-Agency Securities, including discount accretion	—	518	—	17,746
U.S. Treasury Securities	356	—	356	469
BUCKLER Subordinated loan	20	24	52	312
Total Interest Income	$22,035	$25,730	$58,830	$147,139
Interest expense- repurchase agreements	(1,614)	(2,954)	(5,590)	(59,863)
Interest expense- U.S. Treasury Securities sold short	—	—	(87)	(32)
Net Interest Income	$20,421	$22,776	$53,153	$87,244

    The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
September 2021	2.15%	0.45%	1.70%	0.17%
June 2021	1.95%	0.50%	1.45%	0.17%
March 2021	1.84%	0.35%	1.49%	0.23%
December 2020	1.99%	0.27%	1.72%	0.26%
September 2020	2.21%	0.26%	1.95%	0.26%
June 2020	2.53%	0.90%	1.63%	0.55%
March 2020	3.18%	1.95%	1.23%	1.94%
December 2019	3.63%	2.14%	1.49%	2.14%
September 2019	3.56%	2.25%	1.31%	2.55%

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
Sept-19
Dec-19
Mar-20
Jun-20
Sept-20
Dec-20
Mar-21
Jun-21
Sept-21
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

2021 vs. 2020
•Gains on Agency Securities, available for sale, resulted from first quarter 2021 sales of $87,875 compared to gains from sales of $61,746 and $10,762,842 for the three and nine months ended September 30, 2020. There were no sales of Agency Securities, available for sale, during the second and third quarters of 2021.
•During the three and nine months ended September 30, 2021, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. It was determined that no credit loss expense was required. In the first quarter of 2020, we recognized an impairment of $1,012 in our consolidated statements of operations as we had determined that we may have been required to sell certain securities in the near future.
•Gain (loss) on Agency Securities, trading, resulted from the change in fair value of the securities as well as the loss on sales. For the three and nine months ended September 30, 2021, the change in fair value of the securities was $(2,387) and $(42,859) compared to $12,149 and $21,194 for the three and nine months ended September 30, 2020. For the nine months ended September 30, 2021, we sold $813,178 of Agency Securities, trading, resulting in a loss of $(2,931). For the nine months ended September 30, 2020 we sold $154,369 of Agency Securities, trading, resulting in a loss of $(1,134). There were no sales of Agency Securities, trading, during the three months ended September 30, 2021 or September 30, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

•Loss on Credit Risk and Non-Agency Securities resulted from the sale of securities as well as the change in fair value of the securities. We did not have any Credit Risk and Non-Agency Securities at September 30, 2021 or September 30, 2020.
•Gain (loss) on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the gain (loss) on sales. For the three and nine months ended September 30, 2021, the change in fair value of the securities was $(5,093). For the three and nine months ended September 30, 2021, we sold $194,719 of U.S. Treasury Securities resulting in a realized loss of $(4,077). For the three and nine months ended September 30, 2020, we sold $3,785,248 of U.S. Treasury Securities resulting in realized gain of $21,771.
•Gain (losses) on Derivatives resulted from a combination of the following:
◦Interest rate swap contracts' aggregate notional balance increased from $5,337,000 at December 31, 2020 to $6,810,000 at September 30, 2021.
◦The unrealized gain on derivatives was a result of the change in fair value of our interest rate swap contracts.
◦The majority of the realized loss on derivatives for the nine months ended September 30, 2020 was due to exiting notional positions on our interest rate swap contracts of $7,750,000. During the three and nine months ended September 30, 2021, $1,850,000 notional positions were terminated.
◦The decrease in TBA prices and the increase of our total TBA Agency Securities aggregate notional balance from $2,600,000 at December 31, 2020 to $4,200,000 at September 30, 2021 resulted in income (loss) of $6,293 and $(14,200) for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 income of $15,721 and $84,033, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Other Income (Loss):
Realized gain on sale of available for sale Agency Securities (reclassified from Other Comprehensive Income (Loss))	$3,724	$9,468	$11,078	$138,802
Credit loss expense	—	—	—	(1,012)
Gain (loss) on Agency Securities, trading	(2,387)	12,149	(45,790)	20,060
Loss on Credit Risk and Non-Agency Securities	—	(6,633)	—	(189,555)
Gain (loss) on U.S. Treasury Securities	(9,170)	—	(9,170)	21,771
Loss on short sale of U.S. Treasury Securities	—	—	(28)	(414)
Subtotal	$(7,833)	$14,984	$(43,910)	$(10,348)
Realized gain (loss) on derivatives	(29,540)	20,866	(60,548)	(394,850)
Unrealized gain on derivatives	59,849	6,866	113,085	46,304
Subtotal	$30,309	$27,732	$52,537	$(348,546)
Total Other Income (Loss)	$22,476	$42,716	$8,627	$(358,894)

Expenses

    The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion, the effective average management fee rate declines as equity is raised. Gross equity raised was $3,245,650 at September 30, 2021, compared to $2,937,354 at September 30, 2020. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

$2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice (see Note 16 to the consolidated financial statements). During the three and nine months ended September 30, 2021 and September 30, 2020, ACM waived management fees of $2,100 and $6,600 and $2,953 and $5,900, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Expenses:
Management fees	$7,899	$7,393	$23,055	$22,234
Professional fees	581	559	1,909	3,058
Insurance	200	183	588	549
Compensation	1,676	1,387	5,027	4,210
Other	659	537	1,666	724
Total Expenses	$11,015	$10,059	$32,245	$30,775
Less management fees waived	(2,100)	(2,953)	(6,600)	(5,900)
Total Expenses after fees waived	$8,915	$7,106	$25,645	$24,875

Taxable Income

    As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 14 to the consolidated financial statements).

Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2021 and at December 31, 2020, we had approximately $648,000 and $717,000, respectively, in interest rate swap expense amortizing through the year 2031. We currently project that such amortization will exceed the Company's other taxable income for 2021. As a result, we currently project that all 2021 dividends on the Company's common stock and Series C Preferred Stock will be treated as basis adjustments rather than currently taxable income for stockholder tax purposes. This is consistent with the treatment of dividends for 2020. At September 30, 2021, we had $91,961 of net operating loss carryforwards available for use indefinitely.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

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

    The tables below summarize certain characteristics of our investments in securities at September 30, 2021 and December 31, 2020.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
September 30, 2021
Agency Securities:
Total Fannie Mae	$3,283,377	$3,529,221	3.0%	9.8%	254	40.3%
Total Freddie Mac	676,281	715,511	3.1%	22.4%	261	8.2
Total Ginnie Mae	14,084	14,562	2.0%	13.6%	212	0.2
Total Agency Securities	$3,973,742	$4,259,294	3.0%	11.9%	255	48.7%
TBA Agency Securities:
15 Year Long (2)	2,400,000	2,451,951	1.9%	n/a	n/a	28.0
30 Year Long (2)	1,800,000	1,847,322	2.5%	n/a	n/a	21.1
Total TBA Agency Securities	$4,200,000	$4,299,273	2.1%	n/a	n/a	49.1%
U.S. Treasury Securities	200,000	194,906	1.3%	n/a	118	2.2%
Total Investments in Securities	$8,373,742	$8,753,473				100.0%

December 31, 2020
Agency Securities:
Total Fannie Mae	$3,779,964	$4,158,987	3.2%	14.8%	255	52.7%
Total Freddie Mac	925,036	993,173	3.3%	23.9%	262	12.6
Total Ginnie Mae	25,388	26,162	2.9%	7.6%	206	0.3
Total Agency Securities	$4,730,388	$5,178,322	3.3%	16.6%	256	65.6%
TBA Agency Securities:
15 Year Long (2)	1,400,000	1,459,135	1.9%	n/a	n/a	18.5
30 Year Long (2)	1,200,000	1,252,842	2.1%	n/a	n/a	15.9
Total TBA Agency Securities	$2,600,000	$2,711,977	2.0%	n/a	n/a	34.4%
Total Investments in Securities	$7,330,388	$7,890,299				100.0%

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

(1)Weighted average CPR during the quarter for the securities owned at September 30, 2021 and December 31, 2020.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $(12,446) and $19,747, at September 30, 2021 and December 31, 2020, respectively, and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 to the consolidated financial statements).

Repurchase Agreements

    We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at September 30, 2021 and December 31, 2020. We had outstanding balances under our repurchase agreements at September 30, 2021 and December 31, 2020 of $3,450,439 and $4,536,065, respectively, consistent with the size of our securities portfolio.

    Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2021, the average haircut percentage was 3.44% compared to 3.13% at December 31, 2020. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

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

    At September 30, 2021 and December 31, 2020, we had derivatives with a net fair value of $155,620 and $53,469, respectively. At September 30, 2021, we had interest rate swap contracts with an aggregate notional balance of $6,810,000, a weighted average swap rate of 0.59% and a weighted average term of 81 months. At December 31, 2020, we had interest rate swap contracts with an aggregate notional balance of $5,337,000, a weighted average swap rate of 0.24% and a

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

weighted average term of 58 months. In addition, during the three and nine months ended September 30, 2021, we purchased and sold Futures Contracts with an aggregate notional balance of $500. Futures Contracts are traded on the CME and substantial credit support for the Futures Contracts is provided by the CME. Counterparty risk of derivatives is limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to: (1) lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and (2) vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.

We also had TBA Agency Securities with an aggregate notional balance of $4,200,000 and $2,600,000 at September 30, 2021 and December 31, 2020, respectively.

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains (losses) of $30,309 and $52,537 and $27,732 and $(348,546), for the three and nine months ended September 30, 2021 and September 30, 2020, respectively, related to our derivatives.

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

Liquidity and Capital Resources

At September 30, 2021, our liquidity totaled $790,469, consisting of $126,094 of cash plus $664,375 of unpledged MBS (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities (refer to Note 11 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.

In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at September 30, 2021 and December 31, 2020.

ARMOUR Residential REIT, Inc.

Management’s Discussion and Analysis (continued)

    Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At September 30, 2021 and December 31, 2020, we financed our securities portfolio with $3,450,439 and $4,536,065 of borrowings under repurchase agreements. Our debt to equity ratios at September 30, 2021 and December 31, 2020, were 3.02:1 and 4.83:1, respectively. Our leverage ratios, including notional on our TBA Agency Securities, were 6.69:1 and 7.61:1 at September 30, 2021 and December 31, 2020, respectively.

    During the nine months ended September 30, 2021, we purchased $1,672,381 of securities using proceeds from repurchase agreements and principal repayments. During the nine months ended September 30, 2021, we received cash of $690,933 from principal payments on our MBS. We had a net cash decrease from our repurchase agreements of $1,085,626 for the nine months ended September 30, 2021 and made cash interest payments of approximately $13,406 on our liabilities for the nine months ended September 30, 2021.

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

    Cash and cash collateral posted to counterparties provided by (used in) operating activities was $24,384 and $(294,935), respectively, for the nine months ended September 30, 2021 and September 30, 2020. The change was due to the realized losses on our interest rate swap contracts due to exiting $7,750,000 notional positions as well as fair value losses on our Credit Risk Transfer Securities during the nine months ended September 30, 2020.

Our average securities portfolio was $7,440,880 and $8,088,346 for the nine months ended September 30, 2021 and September 30, 2020, respectively. During the nine months ended September 30, 2021, we sold 1,500 of Series C Preferred stock for an increase in equity of $36,585. During the nine months ended September 30, 2021, we sold 22,242 shares of our common stock, for an increase in equity of $261,296 (see Note 11 to the consolidated financial statements).

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

    We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. At September 30, 2021 and December 31, 2020, we financed our securities portfolio with $3,450,439 and $4,536,065 of borrowings under repurchase agreements. Our debt to equity ratios at September 30, 2021 and December 31, 2020, were 3.02:1 and 4.83:1, respectively. Our leverage ratios, including notional on our TBA Agency Securities, were 6.69:1 and 7.61:1 at September 30, 2021 and December 31, 2020, respectively.

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

Off-Balance Sheet Arrangements

    At September 30, 2021 and December 31, 2020, we had not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, at September 30, 2021 and December 31, 2020, we had not guaranteed any obligations of any unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. All of our transactions with BUCKLER are reflected in our consolidated balance sheets.

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

CFO	Chief Financial Officer of ARMOUR, James Mountain.
CME	Chicago Mercantile Exchange
Co-CEOs	Co-Chief Executive Officers of ARMOUR, Jeffrey Zimmer and Scott Ulm.
Code	The Internal Revenue Code of 1986.
COVID-19	The Coronavirus pandemic.
CPR	Constant prepayment rate.
Credit Risk and Non-Agency Securities	Securities backed by residential mortgages in which we may invest, which are not issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
Futures Contracts	Eurodollar Futures Contracts
GAAP	Accounting principles generally accepted in the United States of America.
Ginnie Mae	The Government National Mortgage Administration.
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

GLOSSARY OF TERMS (continued)

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

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

    The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2021 and December 31, 2020. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
September 30, 2021
1.00%	61.59%	(0.88)%	(6.90)%
0.50%	31.73%	(0.31)%	(2.50)%
(0.50)%	(6.18)%	(0.10)%	(0.80)%
(1.00)%	(9.14)%	(0.64)%	(5.00)%

December 31, 2020
1.00%	27.41%	(1.45)%	(12.20)%
0.50%	13.19%	(0.52)%	(4.40)%
(0.50)%	1.48%	0.06%	0.50%
(1.00)%	(2.52)%	(0.30)%	(2.50)%

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

The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of September 30, 2021 and December 31, 2020. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.

Market Risk Disclosures (continued)

	September 30, 2021		December 31, 2020
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.37)%	(10.52)%	(1.18)%	(9.88)%
+10 BPS	(0.55)%	(4.21)%	(0.47)%	(3.95)%
-10 BPS	0.55%	4.21%	0.47%	3.95%
-25 BPS	1.37%	10.52%	1.18%	9.88%

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

At September 30, 2021 and December 31, 2020, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2021. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

    Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc., effective August 20, 2021, (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 20, 2021).

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

October 27, 2021	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer