Form 10-K
period 2021-12-31
Armour Residential REIT, Inc.
filed 2022-02-16
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
On June 30, 2021, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $935,115,908 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 15, 2022 was 96,005,859.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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
Assets
At December 31, 2021 and December 31, 2020, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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
Hedging
We use derivatives in the normal course of our business to reduce the impact of interest rate fluctuations on our cost of funding consistent with our REIT tax requirements. These techniques primarily consist of entering into interest rate swap contracts, basis swaps and swaptions and purchasing or selling Futures Contracts and may

ARMOUR Residential REIT, Inc.
Business (continued)

also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or Futures Contracts, or entering into forward rate agreements. Although we are not legally limited, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes.
Our hedging activities are designed so that changes in the fair values of our derivatives will tend to offset changes in the fair values of our MBS. The actual extent of such offset will depend on the relative size of our derivative portfolio in relation to our MBS and the actual correlation of changes. However, changes in the fair value of our derivatives are reported in net income, while changes in the fair values of our available for sale securities are reported directly in our total stockholders’ equity. Therefore, earnings reported in accordance with GAAP will fluctuate even in situations where our derivatives are operating as intended. As a result of this mark-to-market accounting treatment, our reported results of operations are likely to fluctuate far more than if we used cash flow hedge accounting. Comparisons with companies that use cash flow hedge accounting for all or part of their derivative activities may not be meaningful.
Management
The Company is managed by ACM, pursuant to a management agreement (see Note 9 and Note 15 to the consolidated financial statements). ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The management agreement runs through June 18, 2027 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2021, December 31, 2020 and December 31, 2019, the effective management fee, prior to management fees waived, was 0.98%, 1.00% and 1.00% based on gross equity raised of $3,313,937, $2,944,169 and $2,965,163, respectively.
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the years ended December 31, 2021 and December 31, 2020, ACM waived management fees of $8,600 and $8,855, respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. From time to time we grant restricted stock unit awards to our executive officers and other ACM employees through ACM and to the Board that vest over various periods through 2027 (see Note 10 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Business (continued)

Environmental, Social and Governance ("ESG")

Initiatives
ARMOUR is committed to best practices in our environmental, social and governance policies. We have incorporated many ESG principles into our corporate culture over time in growing the Company. We understand that ESG practices can create value by improving the environment and the lives of ACM's employees, our shareholders, our business partners, and the community and we recognize that understanding our efforts on ESG practices is increasingly important to those key relationships. ARMOUR’s Nominating and Corporate Governance Committee has primary oversight of our efforts in ESG policies, activities, and communications. We assess our practices with a goal of meeting or exceeding industry and peer standards. We continually seek opportunities to enhance the communities where we operate through corporate giving, employee volunteering, human capital development, and environmental sustainability programs. We continue to evaluate relevant corporate sustainability reporting frameworks with a goal of adopting and implementing best practices in our reporting framework.
Environmental Sustainability
ARMOUR is committed to promoting sustainable and environmentally friendly practices in our workplace to reduce energy-usage, increase recycling and decrease waste. ACM’s 23 office based employees work in a 4,250 square feet leased office space in Vero Beach, Florida. As an organization, we are focused on minimizing the environmental impact of our business where possible. Energy conservation and environmental sustainability efforts are a priority and include:
Recycling:
•paper, glass and aluminum cans.
•electronic equipment, batteries and ink cartridges.
Reducing carbon footprint through:
•video conferencing as an alternative to travel.
•utilizing LED lighting throughout the ACM office space.
•films on windows to reduce heating, ventilation, and air conditioning ("HVAC") system usage.
•low flow water fixtures in bathrooms to reduce water consumption.
•power management features that automatically put the computers and printers into a "sleep mode" after a designated period of inactivity.
Using Energy Star® certified products:
•computers, monitors, printers and televisions.
•filtered water dispenser to eliminate the need for plastic bottles.
Reduction of waste:
•of single-use plastics by providing reusable, compostable and recycled kitchen products.
•of office paper usage by emphasizing electronic communications, record storage and opting to receive e-statements and invoices from vendors.
Other Initiatives:
•installation of an eco-friendly porcelain tile flooring, produced with 40% of pre-consumer recycled materials, in high traffic areas that emits zero volatile organic compounds and moderates indoor temperature swings, reducing HVAC system usage.

ARMOUR Residential REIT, Inc.
Business (continued)

•installation of a Self-Contained Commercial Air Cleaner with a high efficiency particulate air filter that removes airborne contaminants like smoke, dust, pollen and dander that contribute to allergies and asthma and reduces British thermal unit loads associated with larger amounts of outside air while helping lower energy costs and maintenance.
Social Responsibility
ARMOUR’s primary social impact comes from its investment activity. As a provider of housing capital, we are honored to assist and strengthen the American housing market and those seeking home ownership. Through thoughtful investment and risk management, our focus on residential real estate finance supports home ownership for a broad and diverse spectrum of Americans. We take this duty seriously, as the benefits of homeownership are wide-reaching and well documented. Homeownership has long been understood as an important part of individual wealth creation and social mobility.
Improving homeownership rates stabilizes communities because homeowners are often engaged in and beneficial to their communities due to their financial and emotional investments in the space. The residential real estate market is an important part of the U.S. economy, and investing in home mortgages is a strong way to support and improve this market and the economy as a whole.
Community Involvement
We believe that sharing our success is key to community and employee development. We strive to create a positive impact in the community in which we do business, making it a better place to live and work. ARMOUR's and ACM’s employees' community involvement is a combination of charitable contributions and employees volunteering in local civic and charitable organizations or providing financial support.
While ACM's employees have the opportunity to donate time and funds to the community organization of their choice, ACM has chosen some key areas of high-impact focus that its employees feel strongly connected to:
•Food security
•Affordable housing projects
•Cancer support
•Children’s health and social services
•Financial literacy
•Career counseling in underserved communities

Human Capital

Our greatest strength and most important assets are the members of the ARMOUR team, and their overall well-being is paramount. ACM ensures its employees have a rewarding, supportive, and healthy working environment in which to thrive, and endeavors to support their success in all things. A diverse and inclusive internal climate is supported. ACM provides employees with opportunities for growth and development, both in the personal and professional spheres, as well as a wide variety of resources to support their work and personal lives. ACM’s compensation and comprehensive benefits are thoughtfully designed to recognize and reward their professional skills, resulting in a low voluntary turnover rate for ARMOUR.

ARMOUR Residential REIT, Inc.
Business (continued)

Coronavirus ("COVID-19") Response:
The health, safety, and security of ACM's employees is of highest priority. Our approach to a COVID-19 response was grounded in the Company’s purpose and striving to make a difference in our community and workplace. ACM executives have constantly monitored the evolving situation and along with the IT department, adapted efforts and responses to ensure a seamless transition to a remote working environment. Internal communications and virtual meetings were increased and there were no layoffs or salary cuts implemented in response to COVID-19. All of ACM's employees worked remotely ahead of any mandated guidelines and our remote work protocol has allowed us to shift quickly between in-person and virtual work environments to adapt effectively to changing conditions. The emergence of variant strains of the COVID-19 virus continues to influence individual and institutional behaviors and likely will for some time to come.
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
•80% of directors have more than 10 years of tenure.
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
Business (continued)

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
Funding Activities
If ACM and the Board determine that additional funding is advisable, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods. In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2021, there were 105,847 authorized shares of common stock and 43,153 authorized shares of preferred stock available for issuance. At December 31, 2021, there were 8,210 authorized shares remaining available for repurchase under our Repurchase Program. See Note 16 to the consolidated financial statements for other activities subsequent to December 31, 2021.
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
In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to timely distribute, with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy these requirements, we presently intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of MGCL and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders.

ARMOUR Residential REIT, Inc.
Business (continued)

The below table shows the percentage of taxable income and non-taxable return of capital to shareholders for the years presented.

	Preferred		Common
Year	Non-dividend distributions	Ordinary Dividends	Non-dividend distributions	Ordinary Dividends
2019	—%	100.00%	56.84%	43.16%
2020	100.00%	—%	100.00%	—%
2021	100.00%	—%	100.00%	—%
At December 31, 2021, we had approximately $607,000 in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the year 2031.
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
Corporate Information
We are managed by ACM pursuant to a management agreement between ARMOUR and ACM. We do not have any employees. As of December 31, 2021, ACM had 23 employees that provide services to us.

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
Risk Factor Summary

ARMOUR’s business of investing in MBS relies heavily on financial leverage which magnifies our interest rate and spread risks:
•Changes in interest rates generally, and volatility in the relationship between market prices and yields on our MBS and the prices and yields on benchmark fixed income securities, have previously and may in the future adversely impact our net interest income, total comprehensive income, asset values and stockholders’ equity;
•Our MBS have maturities ranging from 10 to 30 years (although average lives are much shorter due to amortization and prepayments) while our repurchase agreement borrowings generally have maturities ranging from one to 90 days;
•Fed monetary policy significantly influences the term structure of interest rates as well as the availability of short-term financing;
•During stressful market conditions, we have sold and may in the future be forced to sell MBS at distressed prices, thereby potentially incurring permanent equity losses;
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
•ACM has voluntarily waived a portion of its contractual management fee. ACM has reduced and may further reduce the amount of or discontinue entirely its voluntary waiver without our consent; and
•Our management agreement with ACM extends through June 18, 2027. ARMOUR may terminate the agreement without cause only under limited circumstances, which include a termination fee equal four times the contractual management fee for the preceding 12 months. This management agreement will automatically renew for an additional five-year term to June 18, 2032 unless the Company gives ACM

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

written notice of non-renewal on or before December 20, 2026 as the result of either (i) a vote of two-thirds of our independent directors or (ii) a vote of a majority of the shares of common stock outstanding (other than shares held by ACM or its affiliates). The Board of Directors has previously agreed to, and may in the future agree to, extend the current term of our management agreement without requiring shareholder approval.
We and equity analysts use Distributable Earnings as a measure of ARMOUR’s investment performance:
•Distributable Earnings is a non-GAAP measure which excludes gains and losses in portfolio value, which makes Distributable Earnings more stable from month to month but also an imperfect measure of our overall financial performance as compared to total comprehensive income (loss) computed in accordance with GAAP. We believe that Distributable Earnings is useful to investors because it is related to the amount of dividends we may distribute. Our Board of Directors considers Distributable Earnings among other factors when declaring dividends on our common stock. Since 2010, ARMOUR has distributed common stock dividends totaling approximately $1,634,462 while incurring cumulative total comprehensive (loss) attributable to common stockholders of $(623,795). Such losses include approximately $(622,300) in 2013 and $(539,942) in the first quarter of 2020; and
•Using Distributable Earnings may cause ACM to make portfolio decisions that accelerate the realization of losses and delay the realization of gains, which may not maximize the risk-adjusted returns on our investment portfolio.
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
•BUCKLER has acted as placement agent for 73.5% of the shares of common stock that ARMOUR has issued through its ATM programs in 2021.
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
•We have, and may in the future, declare dividends that exceed our total economic return and repurchase or redeem our common and preferred stock, which reduces our capital base thereby increasing our expense ratio and potentially limiting our ability to invest in, finance and hedge our MBS portfolio; and
•Capital markets risks related to our securities.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

ARMOUR’s business of investing in MBS relies heavily on financial leverage which magnifies our interest rate and spread risks:
Changes in interest rates impact our level of net interest income, total comprehensive income and stockholders' equity and we cannot always successfully mitigate such interest rate risks.
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
Changes in short-term rates will most significantly impact our level of net interest income, with rising interest rates likely to reduce our net interest income. Changes in long-term rates will initially impact the fair value of our investments in securities, with rising interest rates reducing their fair value. Changes in the fair values of our available for sale securities are generally not reflected in our net income or our earnings per share, but rather are reflected directly in our stockholders’ equity. Changes in the values of our trading securities are reflected in our income as other gain or loss with rising rates likely to generate losses. Over longer periods of time, rising long-term interest rates will provide us the opportunity to reinvest principal receipts and otherwise make additional investments in securities with higher yields.
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
Volatility in the relationships between the market prices and yields for our securities and certain benchmark prices and interest rates periodically will adversely affect our net income, earnings per share and stockholders' equity.
The market prices and yields for Agency Securities and interest rate derivatives like those we hold are generally negatively correlated over time to each other and to certain benchmark prices and interest rates, such as those for U.S. Treasury Securities. Those correlations are never perfect, and can vary widely on occasion, particularly in times of market stress. This variation in the “spread” relationship among the market yields, and therefore prices, of different instruments can result in our hedging positions being not as effective as normally would be expected, exposing us to the risk of unexpected volatility in our net income, earnings per share, and total stockholders’ equity. Our most recent significant experience of this phenomena occurred in the first half of 2020.
Spread risk is difficult and expensive to hedge effectively. Avoiding holding MBS with interest rate spread risk would severely limit our opportunity to generate net interest income because low spread risk investments, such as U.S. Treasury Securities, usually have substantially lower yields. Our efforts to mitigate spread risk are

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
Changes in Fed policy affect our financial results because our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our investments in securities causes our net income to decline. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of the securities in which we invest. Future Fed action could reduce the value of our assets, reduce the spread on our investments and/or decrease our book value. Changes by the Fed in its securities purchase programs or other monetary policy could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
During stressful market conditions, we may be forced to sell MBS at depressed prices, thereby potentially incurring permanent equity losses.
Occasionally, the cash and financing markets for MBS experience temporary periods of significant distress, as evidenced by limited liquidity, low bid prices and few transactions. In such circumstances, our lenders may increase their margin requirements and significantly reduce their collateral value for our pledged securities. Our lenders are contractually entitled to adjust margin requirements on relatively short notice and collateral values as frequently as daily. Depending on the duration and severity of the market distress, ARMOUR has sold, and may in the future need to sell, MBS at prices significantly below their long-term value in order to meet lender margin calls. We may not be able to participate in any potential market recovery and the resulting losses may permanently and materially reduce our equity.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2021 and December 31, 2020, BUCKLER (see Note 15 to the consolidated financial statements) accounted for 49.7% and 66.1%, respectively, of our aggregate borrowings and had an amount at risk of 5.0% and 8.3%, respectively, of our total stockholders' equity.
Substantially all of our MBS portfolio consists of premium securities. Premium securities may be subject to more risk than par value securities.
Premium securities have market values that exceed their unpaid principal balance. Typically our MBS are premium securities, which represent prices that we believe appropriately reflect the risks involved. Declining interest rates increase the premium level of our MBS and generate unrealized holding gains. Because we carry our MBS at fair value, unrealized holding gains are reflected in total stockholders’ equity.
MBS premium is not guaranteed by the Agencies and rising interest rates tend to reduce premium values. In residential MBS, the premium is also subject to prepayment risk. Premium value will also erode over time as principal payments are made. At December 31, 2021, the total premium associated with our MBS portfolio was approximately $321,336, which represents approximately 33% of our equity attributable to common stockholders.
Factors beyond our control may increase the prepayment speeds on our MBS, thereby reducing our interest income.
Agency Securities backed by single-family residential loans allow the underlying borrowers to prepay their loans without premium or penalty. When borrowers default on their loans, the GSE or government entity that issued or guaranteed the Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments, including default payoffs, are passed through to us, reducing the balance of the Agency Security. We generally purchase Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.
We experience prepayments on our Agency Security every month and the speed of prepayments varies widely from month to month and across individual Agency Securities. Factors driving prepayment speeds include the rate of new and existing home sales, the level of borrower refinancing activities and the frequency of borrower defaults. Such factors are themselves influenced by government monetary, fiscal and regulatory policies and

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

general economic conditions such as the level of and trends in interest rates, GDP, employment and consumer confidence. Prepayment expectations are an integral part of pricing Agency Securities in the marketplace. Volatility in actual prepayment speedsl creates volatility in the amount of premium amortization we recognize. Higher speeds reduce our interest income and lower speeds increase our interest income.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
There are potential conflicts of interest with current and future investment entities affiliated with ACM.
There are potential conflicts of interest in allocating investment opportunities among us and other funds, investment vehicles and ventures managed by ACM. ACM and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with us and therefore may compete with us for investment opportunities and ACM resources. ACM has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that ACM will always allocate every investment opportunity in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.
There are potential conflicts of interest with the allocation of investment opportunities by ACM.
In allocating investment opportunities among us and any other funds or accounts that may be managed by them, ACM's personnel are guided by the principles that they will treat all entities fairly and equitably, they will not arbitrarily distinguish among entities and they will not favor one entity over another.
In allocating a specific investment opportunity among funds or accounts, ACM will make a determination, exercising its judgment in good faith, as to whether the opportunity is appropriate for each entity. Factors in making such a determination may include an evaluation of each entity's liquidity, overall investment strategy and objectives, the composition of the existing portfolio, the size or amount of the available opportunity, the characteristics of the securities involved, the liquidity of the markets in which the securities trade, the risks involved, and other factors relating to the entity and the investment opportunity. ACM is not required to provide every opportunity to each entity.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.
Our executive officers and the employees of ACM are not required to spend all of their time managing our activities and our investment portfolio. Our executive officers and the employees of ACM currently allocate a substantial majority of their time to ARMOUR. Certain executive officers and the employees of ACM also allocate some of their time to other businesses and activities. None of these individuals is required to devote a specific minimum amount of time to our affairs, and the portion of their time devoted elsewhere could become material. As a result of these overlapping responsibilities, there may be conflicts of interest among and reduced time commitments from our officers and employees of ACM that we will face in making investment decisions on our behalf. Accordingly, we will compete with ACM, and its existing activities, other ventures and possibly other entities in the future for the time and attention of these officers.
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
ACM's management fees are calculated based on our gross equity raised and not on our performance. Therefore, the management fee structure may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio and management fee expenses may not decline with reductions in our total stockholders’ equity.
ACM is entitled to receive monthly management fees that are based on the total of all gross equity raised (including both common and preferred equity, see Note 9 and Note 15 to the consolidated financial statements), as measured as of the date of determination (i.e., each month), regardless of our performance. Accordingly, ARMOUR has paid, and may in the future pay, significant management fees to ACM for a given month in which we experience a total comprehensive loss. ACM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ACM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our stock. Further, the management fee structure gives ACM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ACM primarily based on the size of our equity raised and not on our current common equity capital or financial returns to common stockholders.
Gross equity raised is reduced by the repurchase and redemption of our previously issued common and preferred stock and liquidation distributions specifically so designated by the Board of Directors. To date, the Board of Directors has made no such specific designation. Regular dividends, (including those treated as non-taxable return of capital for tax purposes) and investment losses do not reduce gross equity raised. Accordingly, we have experienced and may continue to experience reductions in our total stockholders’ equity without a commensurate reduction in management fee expense.
ACM has voluntarily waived a portion of its contractual management fee. ACM has reduced, and may further reduce, the amount of or discontinue entirely its voluntary fee waiver without our consent.
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021,

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the years ended December 31, 2021 and December 31, 2020, ACM waived management fees of $8,600 and $8,855, respectively. ACM may prospectively further reduce the amount of or discontinue entirely its voluntary fee waiver at its sole discretion and without requiring our consent.
The termination of the management agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with ACM.
ACM may terminate the management agreement at any time and for any reason upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
Termination of the management agreement with ACM without cause may be difficult and costly. The term “cause” is limited to those circumstances described in the management agreement with ACM and generally includes a final court determination of material breach of the management agreement, willful misconduct, gross negligence or fraud. We may not terminate the management agreement during the current term, except for cause or in connection with a Corporate Event, as defined therein. Upon a termination by us without cause, which shall include a Corporate Event, the management agreement provides that ARMOUR will pay ACM a termination payment equal to four times the contractual base management fee payable to ACM in the preceding full twelve (12) months, calculated as of the effective date of the termination of the agreement. ACM's voluntary fee waiver does not reduce the amount of such termination payment. The contractual management fee payable to ACM for the 12 months ended December 31, 2021, was $31,063. The contractually required termination payment would increase the effective cost to us of electing to terminate, without cause, the management agreement early, thereby adversely affecting our inclination to end our relationship with ACM, even if we believe ACM’s performance is not satisfactory.
The management agreement with ACM will automatically renew for an additional 5-year term unless ARMOUR gives 180-day written notice of non-renewal.
The current term of our management agreement with ACM extends through June 18, 2027. This management agreement will automatically renew for an additional five-year term to June 18, 2032 unless ARMOUR gives ACM written notice of non-renewal on or before December 20, 2026. Such non-renewal notice requires either two-thirds of our independent directors or holders of a majority of the common stock outstanding to find that (i) there has been unsatisfactory performance by ACM that is materially detrimental to ARMOUR or (ii) that the compensation to ACM is unfair, in which case ACM may endeavor to renegotiate such compensation on terms agreeable to two-thirds of the independent directors.
On July 21, 2020, the Board of Directors voted to extend the end date of the current term of our management agreement from June 18, 2024 to June 18, 2027.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

We and equity analysts use Distributable Earnings as a measure of ARMOUR’s investment performance:
Distributable Earnings is a non-GAAP measure which excludes gains and losses, and therefore is an imperfect measure of our overall financial performance. Distributable Earnings is not a standardized metric.
We use Distributable Earnings as a measure of our investment performance and discuss our periodic financial results in terms of Distributable Earnings in our press releases and conference calls with equity analysts. Distributable Earnings, including TBA Drop Income, is a non-GAAP measure which excludes gains or losses from securities sales and early termination of derivatives, market value adjustments (including impairments) and certain non-recurring expenses. Distributable Earnings is an incomplete measure of the Company’s financial performance and involves differences from total comprehensive income (loss) computed in accordance with GAAP. Distributable Earnings should be considered as supplementary to, and not as a substitute for, the Company’s total comprehensive income (loss) computed in accordance with GAAP as a measure of the Company’s financial performance.
Other mortgage REITs report Distributable Earnings or similar measures that are calculated on a different basis than the basis we use. For example, other calculations may exclude some or all prepayment effects and/or more hedging activities. Because Distributable Earnings is not a standardized metric, it may not be directly comparable across various reporting companies.
Using Distributable Earnings may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio.
Because Distributable Earnings excludes gains and losses in portfolio value, using it as a measure of investment performance may encourage ACM to make portfolio decisions on our behalf that have the effect of accelerating the realization of losses and delaying the realization of gains. For example, in declining interest rate environments, we may replace interest rate swaps that have declined in value with new swaps requiring a lower fixed coupon payment while retaining in portfolio appreciated mortgage securities. Conversely, in rising interest rate environments, we may replace mortgage securities that have declined in value with new, higher coupon securities while retaining interest rate swaps that have increased in value.
Our affiliate BUCKLER is our largest financing counterparty:
A material portion of our aggregate repurchase financing is facilitated through BUCKLER.
At December 31, 2021, BUCKLER provided approximately $1,963,679, or 49.7% of ARMOUR’s repurchase financing. BUCKLER is subject to various broker-dealer regulations. BUCKLER’s failure to comply with these regulations, facilitate attractive repurchase financing and its ability to conduct business with third parties could adversely affect ARMOUR’s funding costs, “haircuts” and/or counterparty exposure.
We hold a 10% equity ownership interest in BUCKLER and additionally, provided it with an aggregate of $105.0 million in an unsecured subordinated loan which qualifies as regulatory capital.
The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship, and funding commitment) compared to other suitable repurchase financing counterparties. To facilitate this, a subsidiary of ARMOUR has made a $105.0 million subordinated loan to BUCKLER, which qualifies as regulatory capital, and holds a 10% equity ownership interest in BUCKLER (see Note 15 to the consolidated financial statements). We cannot guarantee that BUCKLER will be able to provide repurchase financing on more attractive terms in the future.
BUCKLER relies primarily on bilateral and triparty repurchase agreement funding through the FICC.
BUCKLER’s ability to access bilateral and triparty repo funding and to raise funds through the General Collateral Finance Repo service offered by the FICC, requires that it continuously meet the regulatory and

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

membership requirements of FINRA and the FICC, which may change over time. If BUCKLER fails to meet these requirements and is unable to access such funding, we would be required to find alternative funding, which we may be unable to do, and our funding costs, “haircuts” and/or counterparty exposure could increase, and our liquidity could be adversely impacted.
ARMOUR continues to maintain active repurchase financing arrangements with numerous other counterparties with the intention of reducing our risk of relying primarily on BUCKLER. At December 31, 2021, we had repurchase borrowings from 18 different counterparties including BUCKLER. However, there can be no assurance as to the availability, terms, or cost of additional repurchase financing that might be available from other counterparties if we needed to replace BUCKLER’s financing capacity, particularly on short notice or during times of market distress.
BUCKLER is the primary placement agent for ARMOUR's common share ATM Programs.
BUCKLER has acted as placement agent for 73.5% of the shares of common stock that ARMOUR has issued through its ATM programs in 2021. BUCKLER’s commission rate for these placements has been lower than the commission rates of other placement agents involved in our ATM program. Placement commissions represent a significant contribution to BUCKLER profitability. If BUCKLER became unable to participate in our ATM program, our placement costs would increase. If we reduce the volume of ATM placements with BUCKLER, its profitability would be adversely affected.
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
The management agreement with ACM may create a conflict of interest and the terms, including fees payable to ACM, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with ACM. ACM maintains a contractual and fiduciary relationship with us. The management agreement with ACM does not prevent ACM and its affiliates from engaging in additional management or investment opportunities some of which will compete with us. ACM and its affiliates may engage in additional management or investment opportunities that have overlapping objectives with ours and may thus face conflicts in the allocation of investment opportunities to these other investments. Such allocation is at the discretion of ACM and there is no guarantee that this allocation would be made in the best interest of our stockholders. We are not entitled to receive preferential treatment as compared with the treatment given by ACM or its affiliates to any investment company, fund or advisory account other than any fund or advisory account which contains only funds invested by ACM (and not of any of its clients or customers) or its officers and directors. Additionally, the ability of ACM and its respective officers and employees to engage in other business activities may reduce the time spent and resources used managing our activities.
ACM owns 70% of the equity of BUCKLER. BUCKLER may offer repurchase agreement financing to us at rates and terms that may be less advantageous to us than if they had been negotiated with third parties.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

General risks common to ARMOUR and our peer mortgage REITs:
We operate in a highly competitive market for investment opportunities and related financing and competition may limit our ability and financing to acquire desirable investments in our target assets, obtain necessary financing and could also affect the pricing of these assets and cost of funds.
We operate in a highly competitive market for investment opportunities and borrowing facilities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices and finance them economically. In acquiring and financing our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs may have investment objectives that overlap with ours, which may create additional competition for investment opportunities and financing. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. or foreign governments. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify, finance and make investments that are consistent with our investment objectives.
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
All of our repurchase financing and our hedging derivatives have daily collateral maintenance requirements, and a substantial portion of our MBS are pledged as collateral. These collateral requirements are monitored by our counterparties and we may be required to post additional collateral when the value of our posted collateral declines and/or the fair value of our net liability under a derivative increase. We attempt to mitigate this risk by moderating the amount of our financial leverage, monitoring collateral maintenance requirements, timely calling for collateral (or a return of collateral) from our counterparties on financing positions and derivatives, and maintaining reserve liquidity in the form of cash or unpledged Agency Securities that are widely acceptable as collateral. By concentrating our investments in more liquid Agency Securities, we also seek to be able to quickly sell positions and reduce our financial leverage if necessary.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. Under the Dodd-Frank Act, certain swaps are required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. However, we do not qualify for an exception. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants, establishment of business conduct standards, record keeping and reporting requirements, and imposition of position limits. Although we currently do not meet the requirements for some of the provisions of the regulations, there may be a time when we become subject to them due to the size of our equity capital, assets, derivatives, liabilities or any other metric that may be defined by current or new regulations. Any new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

If we fail to comply with the REIT tax requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. If we fail to qualify as a REIT, we will be subject to federal income tax as a regular corporation and may face substantial tax liability.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of our gross income each year is derived from certain real estate related sources, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities, TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. For example, in certain cases, the modification of a debt instrument or, potentially, an increase in the

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

value of a debt instrument that we acquired at a significant discount, could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be liquidated in order for us to qualify or maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset undistributed taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(136,388) and $(13,819) will be available to offset future capital gains realized in 2023 and 2024, respectively. Any capital loss carry forward that we have not used to offset undistributed otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Capital loss carry forwards totaling $921,172 expired unused in 2021 and prior years because we did not generate enough taxable net capital gains during that period relative to our level of distributions. Our current practice of declaring dividends based on non-GAAP Distributable Earnings increases the likelihood that net capital gains realized will be treated as distributed in the year realized. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.
Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule, including: (i) part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if we become a “pension held” REIT and such qualified employee pension trust owns more than 10% of our common stock; (ii) part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; (iii) part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and (iv) to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” (or if we hold residual interests in a REMIC), a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
Failure to maintain an exemption from being registered as a CPO could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.
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
On December 7, 2012, the CFTC staff issued a no-action letter (CFTC Staff Letter 12-44) to provide exemptive relief to mortgage REITs that claim such relief. On December 11, 2012, we submitted our claim and our directors do not intend to register as CPOs with the NFA. To comply with CFTC Staff Letter 12-44, we are restricted

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

to operating within certain parameters discussed in the no-action letter. For example, the exemptive relief limits our ability to enter into interest rate hedging transactions such that the initial margin and premiums for such hedges will not exceed five percent of the fair market value of our total assets. Furthermore, while the exemptive relief eliminates the CPO requirement, we still operate a commodity pool and are therefore subject to other CFTC requirements. Such other requirements may include having our interest rate swap contracts cleared through recognized clearing organizations or having to post higher initial margins on uncleared swaps.
Our hedging strategies are designed to reduce the impact on our earnings caused by the potential adverse effects of changes in interest rates on our target assets and liabilities. Subject to complying with REIT requirements, we use hedging techniques in the ordinary course of our business to limit the risk of adverse changes in interest rates on the value of our target assets as well as the differences between the interest rate adjustments on our target assets and borrowings. These techniques primarily consist of entering into interest rate swap contracts (including swaptions) and purchasing or selling Futures Contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or securities underlying Futures Contracts, or entering into forward rate agreements. Although we are not legally limited to our use of hedging, we limit our use of derivative instruments to only those techniques described above and enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to require CPO registration.
The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to maintain exemptive relief with the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.
COVID-19 has had a significant effect on our results of operations. In addition, it has resulted in significant financial market volatility, and its impact on the global economy appears to be significant. A continuation or worsening of the pandemic will have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.
COVID-19 caused significant business disruptions and financial market volatility. In the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States, and in November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected. The Omicron variant has since caused an increase in COVID-19 cases in multiple countries, including the United States. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike if additional potent disease variants emerge. Despite a recent decline in cases, hospitalizations and deaths in large portions of the United States, mask mandates, social distancing, travel restrictions and stay-at-home orders could be reinstated. The impact of potential new variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against new variants and the response by governmental bodies and regulators. A continuation or worsening of the levels of business disruption and market volatility seen could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Depending upon the duration and severity of the pandemic, as well as other

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

future developments which cannot be accurately predicted, including the continued emergence of new strains of COVID-19, additional or modified government actions and the actions taken to contain COVID-19 or address its impact in the short and long term, among others, the continuing effect on our results over the long term is uncertain.
Responding to COVID-19, both Fannie Mae and Freddie Mac announced mortgage forbearance policies in 2020 that allow borrowers to delay their mortgage payments. Individual states also adopted forbearance policies addressing loan payments, rent payments, foreclosures and evictions. These policies, which may be revised or reinstated, may impact our investments in many ways, some that are foreseeable, others that are not. The impact of high levels of forbearance on our securities portfolio could range from immaterial to significant depending upon not only actual losses incurred on underlying loans but also future public policy choices and actions by the GSEs, their regulator the Federal Housing Finance Authority ("FHFA"), the Fed, and federal and state governments. The nature and timing of any such future public policy choices and actions are unpredictable.
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
We have a contract with AVM to administer clearing and settlement services for our securities and derivative transactions. We have also entered into a second contract with AVM to assist us with financing transaction services such as repurchase financings and managing the margin arrangement between us and our lenders for each of our repurchase agreements. We use the services of AVM for these aspects of our business so our executive officers can focus on our daily operations and strategic direction. Further, as our business expands, reliance on AVM to provide us with timely, effective services will increase. In the future, as we expand our staff, we may absorb internally some or all of the services provided by AVM. Until we elect to move those services in-house, we continue to use AVM or other third-parties that provide similar services. If we are unable to maintain a relationship with AVM or are unable to establish a successful relationship with other third-parties providing similar services at comparable pricing, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement and trading and administrative activities on our own, which could have a material adverse effect on our business operations and financial condition. However, we believe that the breadth and scope of ACM’s experience will enable it to fill any needs created by discontinuing a relationship with AVM.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We rely on sophisticated information technology systems, networks, and infrastructure in managing our day-to-day operations. Despite cyber-security measures already in place, which we monitor on a regular basis, our information technology systems, networks, and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks, and infrastructure, and protect our information could adversely affect our business.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
Our Board of Directors considers Distributable Earnings when determining the level of dividends on our common stock. Distributable Earnings tends to be more stable over time and this practice is designed to increase the stability of our common stock dividend from month to month. However, Distributable Earnings excludes gains and losses in portfolio value that are reflected in total comprehensive income (loss) computed in accordance with GAAP. These differences cause us to distribute common stock dividends that differ from our total economic return. Since 2010, ARMOUR has distributed common stock dividends totaling approximately $1,634,462 while incurring cumulative total comprehensive (loss) attributable to common stockholders of $(623,795). Such losses include approximately $(622,300) in 2013 and $(539,942) in the first quarter of 2020.
Dividends paid in excess of comprehensive income and common and preferred stock share repurchases will reduce our capital base and our ability to invest in MBS without increasing financial leverage. Reducing our capital base will increase our expense ratio and could potentially reduce the availability of our repurchase financing and interest rate swap hedges. We will be more likely to consider future returns of capital to stockholders when the market trading price for our common stock represents a significant discount to our book value.
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
Our return of capital distributions may increase capital gains.
Differences in accounting methods for tax and financial reporting purposes have periodically resulted in ARMOUR reporting taxable income that is less than our comprehensive income for the same period. ARMOUR has also reported taxable losses for periods in which it reported comprehensive income. In order to maintain our REIT status, we are generally required to make timely distributions at least equal to 90% of our current taxable income. We have made and may continue to make distributions in excess of the amounts required to maintain our REIT status. Such distributions represent a return of capital for tax purposes and thus will generally not be immediately taxable. Such return of capital distributions will generally reduce stockholders’ tax basis in their shares and potentially increase the taxable gain, if any, recognized by such stockholders upon disposition of their shares. In addition, if stockholders hold our shares as a capital asset, to the extent return of capital distributions exceed their adjusted tax basis in their shares, such stockholders would be required to include those distributions in income as long-term capital gain (or short-term capital gain if their shares have been held for one year or less).

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
ARMOUR Residential REIT, Inc.

Stock Symbols and Holders of Common Equity
Our 7.00% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), and our common stock are currently listed on the NYSE under the symbols “ARR-PRC”and “ARR,” respectively. On February 15, 2022, the closing per share price of our common stock as reported on the NYSE was $8.73.
As of February 15, 2022, we had 141 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.
Dividend Policy
We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. For the year ended December 31, 2021, we paid full cumulative dividends on our preferred stock.
For historical information on the frequency and amount of cash dividends paid to the holders of shares of our preferred stock and common stock see Note 11 to the consolidated financial statements. See Note 16 to the consolidated financial statements for cash dividends paid to the holders of our Series C Preferred Stock and common stock subsequent to December 31, 2021.
Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $96,630 and dividend payments to preferred stockholders were $11,473 for the year ended December 31, 2021. Our estimated REIT taxable loss available to pay dividends was $(148,471) for the year ended December 31, 2021. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 100.0% in 2021, 100.0% in 2020, and 56.8% in 2019.

ARMOUR Residential REIT, Inc.
Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities (continued)

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2016, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Return

250
200
150
100
50
0
12/30/2016
12/30/2017
12/30/2018
12/30/2019
12/30/2020
12/30/2021
FTSE NAREIT Mortgage Total Return Index
S&P 500 Total Return Index
ARMOUR Residential REIT

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
ARMOUR Residential REIT	$100.00	$130.13	$114.61	$112.28	$74.93	$75.82
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
NAREIT Mortgage REIT Index	$100.00	$119.79	$116.77	$141.67	$115.08	$133.08
The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

Item 6. [Reserved]
ARMOUR Residential REIT, Inc.

The Company has adopted the amendments to Items 301 of Regulation S-K contained in SEC Release No. 33-10890. As a result, the disclosure previously provided in Part II, Item 6 is no longer required.

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
At December 31, 2021 and December 31, 2020, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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
Factors that Affect our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We currently invest primarily in Agency Securities, for which the principal and interest payments are guaranteed by a GSE or other government agency. We also invest in U.S. Treasury Securities and money market instruments. In the past, we have invested in Credit Risk and Non-Agency Securities and it is possible we may do so in the future. We expect our investments to be subject to risks arising from prepayments resulting from existing home sales, financings, delinquencies and foreclosures. We are exposed to changing mortgage spreads, which could result in declines in the fair value of our investments. Our asset selection, financing and hedging strategies are designed to work together to generate current net interest income while moderating our exposure to market volatility.
Interest Rates
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Management
See sections titled Management in Item 1. Business and also in Note 9 and Note 15 to the consolidated financial statements. The emergence of variant strains of the COVID-19 virus continues to influence individual and institutional behaviors and likely will for some time to come. Our remote work protocol has allowed us to shift quickly between in-person and virtual work environments to adapt effectively to changing conditions.
Market and Interest Rate Trends and the Effect on our Securities Portfolio
Federal Reserve Actions
In Q4 2021, the Federal Reserve commenced tapering the interventions which began in March 2020. The Fed has indicated that it will accelerate the reduction of its monthly bond purchases, including agency residential and commercial mortgage backed securities, in 2022. The Fed has also indicated that it will likely increase the Federal Funds Rate in 2022. Financial markets will likely be highly sensitive to the Fed’s interest rate and bond purchasing decisions and communication. ARMOUR continues to mitigate risk, use moderate leverage (as compared to historical levels) and maximize liquidity within the scope of its business plan. ARMOUR has carefully selected new Agency Securities within the context of the current historically high prices of our target assets. The agency mortgage backed securities market remains highly dependent on the future course and timing of the Fed's actions on interest rates and market purchases of our target assets.
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
Our borrowings in the repurchase market have historically closely tracked the Federal Funds Rate and LIBOR, and more recently SOFR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result. The scheduled discontinuation of LIBOR contracts in December 2021 did not significantly impact our liquidity or the value of our MBS. Our remaining MBS exposure to LIBOR at December 31, 2021 is $6,657 of legacy ARMs. Our derivatives are either Federal Funds Rate or SOFR-based interest rate swap contracts; none are LIBOR-based (see Note 8 to the consolidated financial statements).
The following graph shows 30-day LIBOR as compared to the Effective Federal Funds Rate and SOFR Rate on a monthly basis from December 31, 2019 to December 31, 2021.
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
We may reduce our mortgage spread exposure by entering in to certain TBA Agency Securities short positions. The TBA short positions may represent different securities and maturities than our MBS and TBA Agency Security long positions, and accordingly, may perform somewhat differently. While we expect our TBA Agency Securities short positions to perform well compared to our related mortgage securities, there can be no assurance as to their relative performance.
Results of Operations

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Net Interest Income	73,681	106,783	151,336
Total Other Loss	(23,403)	(289,929)	(362,761)
Total Expenses after fees waived	(34,915)	(31,966)	(38,480)
Net Income (Loss)	15,363	(215,112)	(249,905)
Reclassification adjustment for realized (gain) on sale of available for sale Agency Securities	(10,952)	(143,877)	(9,611)
Reclassification adjustment for credit loss expense on available for sale Agency Securities	—	1,012	—
Net unrealized gain (loss) on available for sale Agency Securities	$(61,106)	$(33,577)	$408,954
Other comprehensive income (loss)	(72,058)	(176,442)	399,343
Comprehensive Income (Loss)	(56,695)	(391,554)	149,438
Net income for the year ended December 31, 2021 reflects interest income from a smaller average securities portfolio as well as gains (losses) on our Agency Securities and the realized and unrealized gains (losses) on our derivatives, including TBA Agency Securities. Our results for the year ended December 31, 2020 were significantly impacted by COVID-19 that started in the second week of March 2020. To increase liquidity, we significantly reduced our portfolio of Agency Securities (including TBA Agency Securities) by 39.1% from December 31, 2019. During the third quarter of 2020, we completed the liquidation of our Credit Risk and Non-Agency Securities. The net loss for the year ended December 31, 2020 reflected losses on derivatives due to the termination of interest rate swap contracts and losses on Credit Risk Transfer and Non-Agency Securities that were offset by gains on sales of Agency Securities and gains on TBA Agency Securities.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net interest income is a function of both our securities portfolio size and net interest rate spread.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest Income:
Agency Securities, net of amortization of premium and fees	$80,134	$151,206	$382,811
Credit Risk and Non-Agency Securities, including discount accretion	—	17,746	52,919
Interest-Only Securities	—	—	596
U.S. Treasury Securities	587	469	1,353
Buckler Subordinated loan	70	333	1,886
Total Interest Income	$80,791	$169,754	$439,565
Interest expense-repurchase agreements	(7,023)	(62,939)	(288,229)
Interest expense-U.S. Treasury Securities sold short	(87)	(32)	—
Net Interest Income	$73,681	$106,783	$151,336

Year Ended December 31, 2021 vs. Year Ended December 31, 2020:
•Our average securities portfolio, including TBA Agency Securities, decreased 2.0% from $7,834,588 for the year ended December 31, 2020 to $7,677,721 for the year ended December 31, 2021.
•Our average securities portfolio yield decreased 0.55% and our average cost of funds decreased 0.60% year over year.
•Our net interest rate spread increased 0.05% year over year.
•MBS prepayments were $4,292 for the year ended December 31, 2021 compared to $202 for the year ended December 31, 2020.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019:
•Our average securities portfolio, including TBA Agency Securities, decreased 37.1% from $12,461,442 for the year ended December 31, 2019 to $7,834,588 for the year ended December 31, 2020.
•Our average securities portfolio yield decreased 1.04% and our average cost of funds decreased 1.16% year over year.
•Our net interest rate spread increased 0.12% year over year, however net interest income decreased due to a lower average securities portfolio balance.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 31, 2021	2.15%	0.40%	1.75%	0.16%
September 30, 2021	2.15%	0.45%	1.70%	0.17%
June 30, 2021	1.95%	0.50%	1.45%	0.17%
March 31, 2021	1.84%	0.35%	1.49%	0.23%
December 2020	1.99%	0.27%	1.72%	0.26%
September 2020	2.21%	0.26%	1.95%	0.26%
June 2020	2.53%	0.90%	1.63%	0.55%
March 2020	3.18%	1.95%	1.23%	1.94%
December 2019	3.63%	2.14%	1.49%	2.14%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Annualized CPR
Average Principal Prepayment Rate Annualized
25%
20%
15%
10%
5%
0%
10 Yr Treasury Rate
3.5%
3%
2.5%
2%
1.5%
1%
0.5%
0%
Dec-19
Mar-20
Jun-20
Sept-20
Dec-20
Mar-21
Jun-21
Sept-21
Dec-21
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Other Loss:
Realized gain on sale of available for sale Agency Securities (reclassified from Other comprehensive income (loss))	$10,952	$143,877	$9,611
Credit loss expense	—	(1,012)	—
Gain (loss) on Agency Securities, trading	(77,145)	19,557	—
Loss on Credit Risk and Non-Agency Securities	—	(189,555)	(24,396)
Gain on Interest-Only Securities	—	—	123
Gain (loss) on U.S. Treasury Securities	(9,363)	21,771	2,024
Loss on short sale of U.S. Treasury Securities	(28)	(414)	—
Subtotal	$(75,584)	$(5,776)	$(12,638)
Realized loss on derivatives (1)	(98,143)	(378,208)	(213,996)
Unrealized gain (loss) on derivatives	150,324	94,055	(136,127)
Subtotal	$52,181	$(284,153)	$(350,123)
Total Other Loss	$(23,403)	$(289,929)	$(362,761)
Year Ended December 31, 2021 vs. Year Ended December 31, 2020:
•Gains on Agency Securities, available for sale, resulted from the proceeds from sales of Agency Securities during the year ended December 31, 2021 of $167,202 compared to $10,800,879 during the year ended December 31, 2020.
•During the year ended December 31, 2021 we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. No credit loss expense was required for the year ended December 31, 2021.
•Gains (losses) on Agency Securities, trading, resulted from the change in fair value of the securities as well as losses on sales during the year ended December 31, 2021. The change in fair value of the securities was $(74,214) for the year ended December 31, 2021. For the year ended December 31, 2021, we sold $813,178 of these securities which resulted in a loss of $(2,931) for the year ended December 31, 2021. The change in fair value of the securities was $20,691 for the year ended December 31, 2020. For the year ended December 31, 2020, we sold $158,708 of these securities which resulted in a loss of $1,134.
•Loss on Credit Risk and Non-Agency Securities results from the sale of securities as well as the change in fair value of the securities. We did not have any Credit Risk and Non-Agency Securities at December 31, 2021 or December 31, 2020.
•Gains on Interest-Only Securities results from the sale of securities as well as the change in fair value of the securities. We did not have any Interest-Only Securities at December 31, 2021 or December 31, 2020.
•Gains (loss) on U.S. Treasury Securities resulted from the change in fair value of the securities as well as gains on sales during the year ended December 31, 2021. The change in fair value of the securities was $154 for the year ended December 31, 2021. For the year ended December 31, 2021, we sold $389,586 of these securities which resulted in a realized gain of $9,209 for the year ended December 31, 2021. Sales of U.S. Treasury Securities were $3,785,248 for the year ended December 31, 2020 resulting in realized gain of $21,771.
•Gain (losses) on Derivatives resulted from a combination of the following:

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

▪Interest rate swap contracts' aggregate notional balance was $7,210,000 at December 31, 2021 and $5,337,000 at December 31, 2020.
▪Our total TBA Agency Securities aggregate notional balance was $4,500,000 at December 31, 2021 and $2,600,000 at December 31, 2020.. The rolling of TBA positions throughout 2021 resulted in losses of $(21,347) for the year ended December 31, 2021 compared to the prior period income of $111,927.
Year Ended December 31, 2020 vs. Year Ended December 31, 2019:
•Gains (losses) on Agency Securities, available for sale, resulted from the proceeds from sales of Agency Securities, available for sale, during the year ended December 31, 2020 of $10,800,879 compared to $2,894,339 during the year ended December 31, 2019.
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
•Gains on Agency Securities, trading, resulted from the change in fair value of the securities as well as losses on sales during the year ended December 31, 2020. The change in fair value of the securities was $20,691 for the year ended December 31, 2020. For the year ended December 31, 2020, we sold $158,708 of these securities which resulted in a loss of $1,134.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses
Management fees
Less management fees waived
Professional fees
Insurance
Compensation
Other
Total Expenses after fees waived
$31,108
$29,628
$29,571
$(8,600)
$(8,855)
$—
$2,666
$3,770
$2,808
$787
$742
$713
$6,614
$5,597
$3,889
$2,340
$1,084
$1,499
$34,915
$31,966
$38,480
($ in thousands)
Year Ended 2021
Year Ended 2020
Year Ended 2019

The Company is managed by ACM, pursuant to the management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective average management fee rate declines as equity is raised. The cost of repurchased stock and any dividend specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2021, December 31, 2020 and December 31, 2019, the effective management fee, prior to management fees waived was 0.98%, 1.00% and 1.00% based on gross equity raised of $3,313,937, $2,944,169 and $2,965,163, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the years ended December 31, 2021 and December 31, 2020, ACM waived management fees of $8,600 and $8,855, respectively.

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
Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2021 and at December 31, 2020, we had approximately $607,000 and $717,000 in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the years 2031 and 2029, respectively. We currently project that such amortization will exceed the Company's other taxable income for 2022. As a result, we currently project that all 2022 dividends on the Company's common stock and Series C Preferred Stock will be treated as basis adjustments rather than currently taxable income for stockholder tax purposes. This is consistent with the treatment of dividends for 2021. At December 31, 2021, we had $91,961 of net operating loss carryforwards available for use indefinitely.
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

Investment in Securities
December 31, 2021
Total Portfolio Fair Value of $9.18 billion
49.8%
48.0%
2.2%
Agency Securities
TBA Agency Securities
U.S Treasury Securities

Investment in Securities
December 31, 2020
Total Portfolio Fair Value of $7.89 billion

34.4%
65.6%
Agency Securities
TBA Agency Securities

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Agency Securities:
Agency Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We typically purchase Agency Securities at premium prices. The premium price paid over par value on those assets is expensed as the underlying mortgages experience repayment or prepayment. The lower the prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The tables below summarize certain characteristics of our investments in securities at December 31, 2021 and December 31, 2020.

Investment in Securities Summary
Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
December 31, 2021
Agency Securities:
Total Fannie Mae	$3,316,796	$3,523,449	3.0%	8.5%	255	38.4%
Total Freddie Mac	829,325	869,731	3.0%	16.7%	283	9.5
Total Ginne Mae	12,957	13,341	1.8%	10.7%	210	0.1
Total Agency Securities	$4,159,078	$4,406,521	3.0%	10.2%	260	48.0%
TBA Agency Securities:
15 Year Long (2)	2,700,000	2,741,820	1.8%	n/a	n/a	29.8%
30 Year Long (2)	1,800,000	1,833,240	2.5%	n/a	n/a	20.0
Total TBA Agency Securities	$4,500,000	$4,575,060	2.1%	n/a	n/a	49.8%
U.S. Treasury Securities	$200,000	$198,833	0.68%	n/a	61	2.2%
Total Investments in Securities	$8,859,078	$9,180,414				100.0%

Investment in Securities Summary
Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
December 31, 2020
Agency Securities:
Total Fannie Mae	$3,779,964	$4,158,987	3.2%	14.8%	255	52.7%
Total Freddie Mac	925,036	993,173	3.3%	23.9%	262	12.6
Total Ginne Mae	25,388	26,162	2.9%	7.6%	206	0.3
Total Agency Securities	$4,730,388	$5,178,322	3.3%	16.6%	256	65.6%
TBA Agency Securities:
15 Year Long (2)	1,400,000	1,459,135	1.9%	n/a	n/a	18.5%
30 Year Long (2)	1,200,000	1,252,842	2.1%	n/a	n/a	15.9
Total TBA Agency Securities	$2,600,000	$2,711,977	2.0%	n/a	n/a	34.4%
Total Investments in Securities	$7,330,388	$7,890,299				100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2021 and December 31, 2020.
(2)Our TBA Agency Securities are recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities are reported at net carrying value of $7,697 and $19,747, at December 31, 2021 and December 31, 2020, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Repurchase Agreements
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate and LIBOR and more recently SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at December 31, 2021 and 18 of which had open repurchases agreements with us at December 31, 2020. We had outstanding balances under our repurchase agreements at December 31, 2021 and December 31, 2020 of $3,948,037 and $4,536,065, respectively, consistent with the increase in our MBS in our securities portfolio. At December 31, 2021, BUCKLER accounted for 49.7% of our aggregate borrowings and had an amount at risk of 5.0% of our total stockholders' equity with a weighted average maturity of 35 days on repurchase agreements (see Note 7 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2021, the average haircut percentage was 3.45% compared to 3.13% at December 31, 2020. The change in the average haircut percentage is a reflection of the decrease in our securities portfolio and the disposition of our Credit Risk and Non-Agency Securities which had higher haircut levels than our Agency Securities.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at December 31, 2021. We had interest rate swap contracts with an aggregate notional balance of $7,210,000, a weighted average swap rate of 0.63% and a weighted average term of 77 months at December 31, 2021. We also entered into $4,500,000 notional of TBA Agency Securities during the year ended December 31, 2021 (see Note 8 to the consolidated financial statements).
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

Interest Rate Swap Contracts as of December 31, 2021
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
2%
1.5%
1%
0.5%
0%
$600
$603
$390
$73
$635
$707
$854
$1,198
$1,650
$500
0.04%
0.07%
0.16%
0.06%
0.26%
0.88%
0.67%
0.55%
1.08%
1.25%
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
Total Notional
Total Weighted Average Pay Rate, Net

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Rate Swap Contracts as of December 31, 2020
Notional ($ in millions)
$1,500
$1,000
$500
$0
2%
1%
0%
$1,027
$600
$603
$390
$73
$635
$307
$504
$1,198
0.06%
0.04%
0.07%
0.16%
0.06%
0.31%
0.36%
0.55%
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
Total Notional
Total Weighted Average Pay Rate, Net

At December 31, 2021 and December 31, 2020, we had derivatives with a net fair value of $188,173 and $53,469, respectively. At December 31, 2021, we had interest rate swap contracts with an aggregate notional balance of $7,210,000, a weighted average swap rate of 0.63% and a weighted average term of 77 months. At December 31, 2020, we had interest rate swap contracts with an aggregate notional balance of $5,337,000, a weighted average swap rate of 0.24% and a weighted average term of 58 months. In addition, during the year ended December 31, 2021, we purchased and sold Futures Contracts with an aggregate notional balance of $500. Futures Contracts are traded on the CME and substantial credit support for the Futures Contracts is provided by the CME. Counterparty risk of derivatives is limited to some degree because of daily mark-to-market and collateral requirements. These derivative transactions are designed to: (1) lock in a portion of funding costs for financing activities associated with our assets in such a way as to help assure the realization of attractive net interest margins and (2) vary inversely in value with our MBS. Such contracts are based on assumptions about prepayments which, if not realized, will cause results to differ from expectations.
We also had TBA Agency Securities with an aggregate notional balance of $4,500,000 and $2,600,000 at December 31, 2021 and December 31, 2020, respectively.
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of off-set difficult. We recognized net gains (losses) of $52,181, $(284,153) and $(350,123), for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively, related to our derivatives.
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
Liquidity and Capital Resources
At December 31, 2021, our liquidity totaled $848,354, consisting of $337,664 of cash plus $510,690 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities (refer to Note 11 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at December 31, 2021 and December 31, 2020.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At December 31, 2021 and December 31, 2020, we financed our securities portfolio with $3,948,037 and $4,536,065 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at December 31, 2021 and December 31, 2020, were 3.45:1 and 4.83:1, respectively, as we substituted TBA Agency Securities for some of our Agency MBS portfolio. Our leverage ratios, including notional on our TBA Agency Securities, were 7.39:1 and 7.61:1 at December 31, 2021 and December 31, 2020, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Securities Portfolio Matters

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Securities purchased using proceeds from repurchase agreements and principal repayments	$2,253,829	$10,698,641	$11,120,526
Average securities portfolio	$7,677,721	7,834,588	12,461,442
Cash received from principal repayments on MBS	$870,985	1,262,930	1,755,047
Net cash increase (decrease) from repurchase agreements	$(588,028)	(6,818,482)	4,316,896
Cash interest payments made on liabilities	$21,262	183,365	425,746
Cash and cash collateral posted to counterparties provided by (used in) operating activities (1)	$11,738	(257,824)	(40,717)
(1)The decrease in cash and cash collateral posted to counterparties related to operating activities from 2019 to 2020 was primarily due to the liquidation of our Credit Risk and Non-Agency Securities as we determined that securities that exhibit these characteristics did not fit with our current investment strategy. The increase in cash and cash collateral posted to counterparties related to operating activities from 2020 to 2021 is related to the realized gains on derivatives.
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 9 and Note 15 to the consolidated financial statements). The management agreement runs through June 18, 2027 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
ARMOUR management fees	$31,063	$29,580	$29,513
Less management fees waived	(8,600)	(8,855)	—
Total Management fee expense	$22,463	$20,725	$29,513
We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2021, there were 2,167 shares available for future issuance under the Plan.
At December 31, 2021, there was approximately $11,584 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $14.07 per share), which we expect to recognize as an expense as follows: in 2022 an expense of $4,263, in 2023 an expense of $2,416, and thereafter an expense of $4,905. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 10 to the consolidated financial statements).
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
Mar-21
Jun-21
Sep-21
Dec-21
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. These requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continue to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
Stockholders’ Equity
    See Note 11 to the consolidated financial statements.
Critical Accounting Estimates
Valuation
Fair value is based on valuations obtained from third-party pricing services and/or dealer quotes. The third-party pricing services use common market pricing methods that include valuation models which incorporate such factors as coupons, collateral type, bond structure, historical and projected future prepayment speeds, priority of payments, historical and projected future delinquency rates and default severities, spread to the Treasury curve and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of the MBS is not available from the third-party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar MBS. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer pricing indications and comparisons to a third-party pricing model.
Valuation modeling is required because each individual MBS pool is a separately identified security with individual combinations of characteristics that influence market pricing. While the Agency Security market is generally very active and liquid within the context of broader classes of MBS, any particular security will likely trade infrequently. Our interest rate contracts are bilateral contracts with individual dealers and counterparties and are

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

not cleared through recognized clearing organizations. Valuation models for these positions rely on information from the active and liquid general interest rate swap market to infer the value of these unique positions.
From time to time, we challenge the information and valuations we receive from third-party pricing services. Occasionally, the third-party pricing services revise their information or valuations as a result of such challenges. While we have concluded that the fair values reflected in the financial statements are appropriate, there is no way to verify that the particular fair value estimated for any individual position represents the price at which it may actually be bought or sold at any given date.
Fair value for our U.S. Treasury Securities is based on obtaining a valuation for each U.S. Treasury Security from third-party pricing services and/or dealer quotes.
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During 2021, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $0.38 per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.19 or less.
Available for Sale Securities
Agency Securities acquired on or before March 31, 2020 are classified as available for sale. We realize gains and losses on our available for sale securities upon their sale. At that time, previously unrealized amounts included in accumulated other comprehensive income are reclassified and reported in net income as other gain or loss. To the extent that we sell available for sale securities in later periods after changes in the fair value of those available for sale securities have occurred, we may report significant net income or net loss without a corresponding change in our total stockholders' equity.
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
Gains and losses on available for sale Agency Securities are included in net income only when realized upon sale or recognized as impairments; therefore, reported net income will generally not reflect all elements of our overall investment performance for the period. At December 31, 2021, the fair value of our available for sale Agency Securities totaled $1,387,845 which represented 30.1% of our securities positions, or 15.1% of our total investment securities, including TBA Agency Securities.
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
•the potential for Buckler's inability to access attractive repurchase financing on our behalf or secure profitable third-party business;
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
Our borrowings are not subject to similar restrictions and are generally repurchase agreements of limited duration that track the Federal Funds Rate, LIBOR and SOFR and are periodically refinanced at current market rates. Therefore, on average, our cost of funds may rise or fall more quickly than our earnings rate on our assets. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the changes in the interest rates on our mortgage related assets could be limited. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.
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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

price volatility of financial instruments as interest rates change. We generally estimate effective duration using various financial models and empirical data. Different models and methodologies can produce different effective duration estimates for the same securities.
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2021 and December 31, 2020. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
December 31, 2021
1.00%	48.15%	(0.85)%	(6.98)%
0.50%	24.45%	(0.30)%	(2.49)%
(0.50)%	(3.93)%	(0.07)%	(0.57)%
(1.00)%	(6.69)%	(0.56)%	(4.60)%

December 31, 2020
1.00%	27.41%	(1.45)%	(12.20)%
0.50%	13.19%	(0.52)%	(4.40)%
(0.50)%	1.48%	0.06%	0.50%
(1.00)%	(2.52)%	(0.30)%	(2.50)%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of December 31, 2021 and December 31, 2020. The estimated impact of changes in spreads

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	December 31, 2021		December 31, 2020
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.35)%	(10.81)%	(1.18)%	(9.88)%
+10 BPS	(0.54)%	(4.32)%	(0.47)%	(3.95)%
-10 BPS	0.54%	4.32%	0.47%	3.95%
-25 BPS	1.35%	10.81%	1.18%	9.88%
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
At December 31, 2021 and December 31, 2020, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.

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

ARMOUR Residential REIT, Inc.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Financial Statement Notes, listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference to this Item 8. The selected quarterly financial data is no longer required, as we have adopted the amendment to Item 302 of Regulation S-K contained in SEC Release No. 33-10890, which became effective on February 10, 2021. There were no material retrospective changes to any quarters in the two most recent fiscal years that would require this disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2021. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ARMOUR Residential REIT, Inc.

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
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.
Based on management’s assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
ARMOUR Residential REIT, Inc.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

Basis swap contracts
Derivative contracts that allow us to exchange one floating interest rate basis for another, for example, Federal Funds Rate and SOFR, thereby allowing us to diversify our floating rate basis exposures.

Board	ARMOUR’s Board of Directors.
BUCKLER
A Delaware limited liability company, and a FINRA-regulated broker-dealer. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.

CFO	Chief Financial Officer of ARMOUR, James Mountain.
CFTC	U.S. Commodity Futures Trading Commission.
CME	Chicago Mercantile Exchange.
Co-CEOs	Co-Chief Executive Officers of ARMOUR, Jeffrey Zimmer and Scott Ulm.
CPOs	Commodity pool operators.
CMBS	Commercial mortgage backed securities.
CMOs	Collateralized mortgage obligations.
Code	The Internal Revenue Code of 1986.
COVID-19	The Coronavirus pandemic.
CPR	Constant prepayment rate.
Credit Risk and Non-Agency Securities	Securities backed by residential mortgages in which we may invest, which are not issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Distributable Earnings	Distributable Earnings, including TBA Drop Income, is a non-GAAP measure which excludes gains or losses from securities sales and early termination of derivatives, market value adjustments (including impairments) and certain non-recurring expenses. Distributable Earnings should be considered as supplementary to, and not as a substitute for, the Company’s total comprehensive income (loss) computed in accordance with GAAP as a measure of the Company’s financial performance.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
ERISA	Employee Retirement Income Security Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
FICC
Fixed Income Clearing Corporation. An agency that deals with the confirmation, settlement and delivery of fixed-income assets in the U.S. They ensure the systematic and efficient settlement of MBS and U.S. government securities.

FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
Futures Contracts	Eurodollar Futures Contracts.
GAAP	Accounting principles generally accepted in the United States of America.
GDP	Gross domestic product.

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

Ginnie Mae	the Government National Mortgage Administration.
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

Merger	The merger of JMI Acquisition Corporation ("Acquisition") with and into JAVELIN on April 6, 2016.
MGCL	Maryland General Corporation Law.
MRA	Master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.
Multi-Family MBS	MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
NYSE	New York Stock Exchange.
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
3.4
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.3 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

3.5
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc, effective July 31, 2015 (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015)

3.6
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc, effective July 31, 2015 (Incorporated by reference to Exhibit 3.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015)

3.7
Articles Supplementary of 7.00% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.11 to ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766), filed with the SEC on January 28, 2020)

3.8
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc., effective August 20, 2021, (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 20, 2021)

3.9
Amended and Restated Bylaws of ARMOUR Residential REIT, Inc., as amended on October 28, 2014 (Incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2014)

3.10	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on April 25, 2018)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 †
4.2	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.4
Specimen 7.00% Series C Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.3 to ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on January 28, 2020)

ARMOUR Residential REIT, Inc.
Exhibits,  Financial Statement Schedules (continued)

10.1
ARMOUR Residential REIT, Inc.'s Third Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Appendix A to ARMOUR's Definitive Proxy Statement on Schedule 14A, filed April 1, 2021)

10.2
Seventh Amended and Restated Management Agreement, dated and effective as of July 21, 2020, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (Incorporated by reference to Exhibit 10.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on July 22, 2020)

10.3
First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.4
Equity Sales Agreement, dated January 29, 2020, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley FBR, Inc. and BUCKLER Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on January 31, 2020)

10.5
Amended and Restated Equity Sales Agreement, dated November 12, 2021, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., and JonesTrading Institutional Services LLC, as sales agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on November 16, 2021)

23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
ARMOUR Residential REIT, Inc.

None.

Index to Consolidated Financial Statements
ARMOUR Residential REIT, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
ARMOUR Residential REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Deloitte & Touche LLP

Miami, Florida
February 16, 2022

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
ARMOUR Residential REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Miami, Florida
February 16, 2022

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash	$337,664	$167,671
Cash collateral posted to counterparties	18,552	3,997
Investments in securities, at fair value:
Agency Securities (including pledged securities of $3,995,804 at December 31, 2021 and $4,726,584 at December 31, 2020)	4,406,521	5,178,322
U.S. Treasury Securities (including pledged securities of $98,859 at December 31, 2021)	198,833	—
Derivatives, at fair value	199,073	54,686
Accrued interest receivable	10,570	12,833
Prepaid and other	1,094	1,977
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$5,277,307	$5,524,486
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$3,948,037	$4,536,065
Cash collateral posted by counterparties	171,060	44,704
Derivatives, at fair value	10,900	1,217
Accrued interest payable- repurchase agreements	944	1,625
Accounts payable and other accrued expenses	2,727	2,571
Total Liabilities	$4,133,668	$4,586,182

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized;
7.00% Series C Cumulative Preferred Stock; 6,847 and 5,347 shares issued and outstanding ($171,175 and $133,675 aggregate liquidation preference) at December 31, 2021 and December 31, 2020, respectively.	7	5
Common stock, $0.001 par value. At December 31, 2021, 200,000 shares authorized and 94,152 shares issued and outstanding and at December 31, 2020, 125,000 shares authorized and 65,290 shares issued and outstanding.	94	65
Additional paid-in capital	3,403,127	3,033,025
Accumulated deficit	(2,366,562)	(2,273,822)
Accumulated other comprehensive income	106,973	179,031
Total Stockholders’ Equity	$1,143,639	$938,304
Total Liabilities and Stockholders’ Equity	$5,277,307	$5,524,486
See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest Income:
Agency Securities, net of amortization of premium and fees	$80,134	$151,206	$382,811
Credit Risk and Non-Agency Securities, including discount accretion	—	17,746	52,919
Interest-Only Securities	—	—	596
U.S. Treasury Securities	587	469	1,353
BUCKLER Subordinated loan	70	333	1,886
Total Interest Income	$80,791	$169,754	$439,565
Interest expense- repurchase agreements	(7,023)	(62,939)	(288,229)
Interest expense- U.S. Treasury Securities sold short	(87)	(32)	—
Net Interest Income	$73,681	$106,783	$151,336
Other Loss:
Realized gain on sale of available for sale Agency Securities (reclassified from Other comprehensive income (loss))	10,952	143,877	9,611
Credit loss expense	—	(1,012)	—
Gain (loss) on Agency Securities, trading	(77,145)	19,557	—
Loss on Credit Risk and Non-Agency Securities	—	(189,555)	(24,396)
Gain on Interest-Only Securities	—	—	123
Gain (loss) on U.S. Treasury Securities	(9,363)	21,771	2,024
Loss on short sale of U.S. Treasury Securities	(28)	(414)	—
Subtotal	$(75,584)	$(5,776)	$(12,638)
Realized loss on derivatives (1)	(98,143)	(378,208)	(213,996)
Unrealized gain (loss) on derivatives	150,324	94,055	(136,127)
Subtotal	$52,181	$(284,153)	$(350,123)
Total Other Loss	$(23,403)	$(289,929)	$(362,761)
Expenses:
Management fees	31,108	29,628	29,571
Professional fees	2,666	3,770	2,808
Insurance	787	742	713
Compensation	6,614	5,597	3,889
Other	2,340	1,084	1,499
Total Expenses	$43,515	$40,821	$38,480
Less management fees waived	(8,600)	(8,855)	—
Total Expenses after fees waived	$34,915	$31,966	$38,480
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Net Income (Loss)	$15,363	$(215,112)	$(249,905)
Dividends on preferred stock	(11,473)	(9,787)	(15,634)
Net Income (Loss) available (related) to common stockholders	$3,890	$(224,899)	$(265,539)

Net Income (Loss) per share available (related) to common stockholders (Note 12):
Basic	$0.05	$(3.57)	$(4.59)
Diluted	$0.05	$(3.57)	$(4.59)
Dividends declared per common share	$1.20	$1.20	$2.16
Weighted average common shares outstanding:
Basic	79,490	63,070	57,833
Diluted	80,313	63,070	57,833
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations. For additional information, see Note 8 to the consolidated financial statements.

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income (Loss)	$15,363	$(215,112)	$(249,905)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) on sale of available for sale Agency Securities	(10,952)	(143,877)	(9,611)
Reclassification adjustment for credit loss expense on available for sale Agency Securities	—	1,012	—
Net unrealized gain (loss) on available for sale Agency Securities	(61,106)	(33,577)	408,954
Other comprehensive income (loss)	$(72,058)	$(176,442)	$399,343
Comprehensive Income (Loss)	$(56,695)	$(391,554)	$149,438
See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

	Preferred Stock						Common Stock
	8.250% Series A		7.875% Series B		7.00% Series C
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2019	2,181	2	6,369	6	—	—	43,702	44	2,752,552	(1,583,421)	(43,870)	$1,125,313
Series A Preferred dividends	—	—	—	—			—	—	—	(2,249)	—	(2,249)
Series B Preferred dividends	—	—	—	—			—	—	—	(13,385)	—	(13,385)
Common stock dividends	—	—	—	—			—	—	—	(124,477)	—	(124,477)
Series A Preferred stock, called for redemption	(2,181)	(2)	—	—			—	—	(54,512)	—	—	(54,514)
Issuance of Series B Preferred stock, net	—	—	2,014	2			—	—	49,793	—	—	49,795
Issuance of common stock, net	—	—	—	—			16,064	16	321,844	—	—	321,860
Stock based compensation, net of withholding requirements	—	—	—	—			111	—	2,694		—	2,694
Common stock repurchased, net	—	—	—	—			(1,000)	(1)	(17,767)	—	—	(17,768)
Net Loss	—	—	—	—			—	—	—	(249,905)	—	(249,905)
Other comprehensive income	—	—	—	—			—	—	—	—	399,343	399,343
Balance, December 31, 2019	—	$—	8,383	$8	—	$—	58,877	$59	$3,054,604	$(1,973,437)	$355,473	$1,436,707
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(1,375)	—	(1,375)
Series C Preferred dividends	—	—	—	—	—	—	—	—	—	(8,412)	—	(8,412)
Common stock dividends	—	—	—	—	—	—	—	—	—	(75,486)	—	(75,486)
Series B Preferred stock, called for redemption	—	—	(8,383)	(8)	—	—	—	—	(209,575)	—	—	(209,583)
Issuance of Series C Preferred stock, net of expenses	—	—	—	—	5,347	5	—	—	130,133	—	—	130,138
Issuance of common stock, net	—	—	—	—	—	—	6,287	6	54,569	—	—	54,575
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	166	—	4,071		—	4,071
Common stock repurchased, net	—	—	—	—	—	—	(40)	—	(777)	—	—	(777)
Net Loss	—	—	—	—	—	—	—	—	—	(215,112)	—	(215,112)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(176,442)	(176,442)
Balance, December 31, 2020	—	$—	—	$—	5,347	$5	65,290	$65	$3,033,025	$(2,273,822)	$179,031	$938,304
Continued
	Preferred Stock						Common Stock
	8.250% Series A		7.875% Series B		7.00% Series C
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Total Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	—	—	—	—	5,347	5	65,290	65	3,033,025	(2,273,822)	179,031	938,304
Series C Preferred dividends	—	—	—	—	—	—	—	—	—	(11,473)	—	(11,473)
Common stock dividends	—	—	—	—	—	—	—	—	—	(96,630)	—	(96,630)
Issuance of Series C Preferred stock, net of expenses	—	—	—	—	1,500	2	—	—	36,583	—	—	36,585
Issuance of common stock, net	—	—	—	—	—	—	28,628	29	328,751	—	—	328,780
Stock based compensation, net of withholding requirements	—	—	—	—	—	—	234	—	4,768		—	4,768
Net Income	—	—	—	—	—	—	—	—	—	15,363	—	15,363
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(72,058)	(72,058)
Balance, December 31, 2021	—	$—	—	$—	6,847	$7	94,152	$94	$3,403,127	$(2,366,562)	$106,973	$1,143,639

 See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities:
Net Income (Loss)	$15,363	$(215,112)	$(249,905)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	48,127	53,322	53,909
Accretion of net discount on Credit Risk and Non-Agency Securities	—	(2,849)	(2,956)
Net amortization of Interest-Only Securities	—	—	1,924
Net amortization of U.S. Treasury Securities	(21)	84	(362)
Realized gain on sale of Agency Securities, available for sale	(10,952)	(143,877)	(9,611)
Credit loss expense	—	1,012	—
(Gain) loss on Agency Securities, trading	77,145	(19,557)	—
Loss on Credit Risk and Non-Agency Securities	—	189,555	24,396
Gain on Interest-Only Securities	—	—	(123)
(Gain) loss on U.S. Treasury Securities	9,363	(21,771)	(2,024)
Loss on short sale of U.S. Treasury Securities	28	414	—
Stock based compensation	4,768	4,071	2,694
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest receivable	2,263	21,828	(12,443)
Increase (decrease) in prepaid and other assets	883	7,074	(1,690)
Change in derivatives, at fair value	(134,704)	(100,692)	134,631
Increase (decrease) in accrued interest payable- repurchase agreements	(681)	(30,307)	21,664
Increase (decrease) in accounts payable and other accrued expenses	156	(1,019)	(821)
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$11,738	$(257,824)	$(40,717)
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,265,942)	(5,838,937)	(8,937,989)
Purchases of Credit Risk and Non-Agency Securities	—	(237,928)	(138,767)
Purchases of U.S. Treasury Securities	(987,887)	(4,621,776)	(1,685,058)
Principal repayments of Agency Securities	870,985	1,217,164	1,701,406
Principal repayments of Credit Risk and Non-Agency Securities	—	45,766	53,641
Proceeds from sales of Agency Securities	980,380	10,959,587	2,894,339
Proceeds from sales of Credit Risk and Non-Agency Securities	—	889,057	—
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Proceeds from sales of Interest-Only Securities	—	—	18,822
Proceeds from sales of U.S. Treasury Securities	779,684	4,643,049	1,786,090
Disbursements on reverse repurchase agreements	(391,125)	(858,156)	—
Receipts from reverse repurchase agreements	391,125	858,156	—
Increase (decrease) in cash collateral posted by counterparties	126,356	29,746	(82,255)
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$503,576	$7,085,728	$(4,389,771)

Cash Flows From Financing Activities:
Redemption of Series A Preferred stock, net of expenses	—	—	(54,514)
Redemption of Series B Preferred stock, net of expenses	—	(209,583)	—
Issuance of Series B Preferred stock, net of expenses	—	—	44,289
Issuance of Series C Preferred stock, net of expenses	36,585	130,138	—
Issuance of common stock, net of expenses	328,780	54,575	321,860
Proceeds from repurchase agreements	27,238,071	67,986,298	173,216,266
Principal repayments on repurchase agreements	(27,826,099)	(74,804,780)	(168,899,370)
Series A Preferred stock dividends paid	—	—	(2,249)
Series B Preferred stock dividends paid	—	(1,375)	(13,385)
Series C Preferred stock dividends paid	(11,473)	(8,412)	—
Common stock dividends paid	(96,630)	(75,486)	(124,477)
Common stock repurchased, net	—	(777)	(16,965)
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$(330,766)	$(6,929,402)	$4,471,455
Net increase (decrease) in cash and cash collateral posted to counterparties	184,548	(101,498)	40,967
Cash and cash collateral posted to counterparties - beginning of year	171,668	273,166	232,199
Cash and cash collateral posted to counterparties - end of year	$356,216	$171,668	$273,166
Supplemental Disclosure:
Cash paid during the year for interest	$21,262	$183,365	$425,746
Non-Cash Investing Activities:
Payable for unsettled purchases	$—	$—	$(358,712)
Net unrealized gain (loss) on available for sale Agency Securities	$(61,106)	$(33,577)	$408,954
Non-Cash Financing Activities:
Amounts receivable for issuance of preferred stock	$—	$—	$5,506
Amounts payable for common stock repurchased	$—	$—	$(803)
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
At December 31, 2021 and December 31, 2020, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Cash Collateral Posted To/By Counterparties
Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral. Cash collateral posted to/by counterparties may include collateral for interest rate swap contracts, interest rate swaptions, basis swap contracts, Eurodollar Futures Contracts ("Futures Contracts"), repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis ("TBA Agency Securities").
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
In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at December 31, 2021 and December 31, 2020.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Investment in Securities
Fair value for our investments in securities are based on obtaining a valuation for each security from third-party pricing services and/or dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third-party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer pricing indications and comparisons to a third-party pricing model. Fair values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third-party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. U.S. Treasury Securities are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets.
Derivatives
The fair values of our interest rate swap contracts, interest rate swaptions, basis swaps and futures contracts are valued using information provided by third-party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves and are classified as Level 2. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities and they are classified as Level 2. Management compares the pricing information received to dealer quotes to ensure that the current market conditions are properly reflected.
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020.

December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$4,406,521	$—	$4,406,521
U.S. Treasury Securities	$198,833	$—	$—	$198,833
Derivatives	$—	$199,073	$—	$199,073
Liabilities at Fair Value:
Derivatives	$—	$10,900	$—	$10,900

December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Assets at Fair Value:
Agency Securities	$—	$5,178,322	$—	$5,178,322
Derivatives	$—	$54,686	$—	$54,686
Liabilities at Fair Value:
Derivatives	$—	$1,217	$—	$1,217
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2021 or for the year ended December 31, 2020.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at December 31, 2021 and December 31, 2020.
Note 6 - Investments in Securities
As of December 31, 2021 and December 31, 2020, our securities portfolio consisted of $4,605,354 and $5,178,322 of investment securities, at fair value, respectively, and $4,575,060 and $2,711,977 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $7,697 and $19,747, at December 31, 2021 and December 31, 2020, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
The following tables summarize our investment in securities as of December 31, 2021 and December 31, 2020, excluding TBA Agency Securities (see Note 8 - Derivatives). Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale are reported in other comprehensive income as required by GAAP.

	Available for Sale Securities	Trading Securities
	Agency	Agency	Credit Risk and Non-Agency	U.S. Treasuries	Totals
December 31, 2021
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$—	$5,178,322
Purchases (1)	—	1,265,942	—	987,887	2,253,829
Proceeds from sales	(167,202)	(813,178)	—	(779,684)	(1,760,064)
Principal repayments	(339,393)	(531,592)	—	—	(870,985)
Losses	(61,106)	(77,145)	—	(9,391)	(147,642)
(Amortization) accretion	(15,356)	(32,771)	—	21	(48,106)
Balance, December 31, 2021	$1,387,845	$3,018,676	$—	$198,833	$4,605,354
Percentage of Portfolio	30.14%	65.55%	—%	4.31%	100.00%

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	Available for Sale Securities	Trading Securities
	Agency	Agency	Credit Risk and Non-Agency	U.S. Treasuries	Totals
December 31, 2020
Balance, December 31, 2019	$11,941,766	$—	$883,601	$—	$12,825,367
Purchases (1)	1,768,688	3,711,961	237,928	4,621,776	10,340,353
Sales	(10,800,879)	(158,708)	(889,057)	(4,643,049)	(16,491,693)
Principal Repayments	(873,650)	(343,514)	(45,766)	—	(1,262,930)
Gains (losses)	(32,565)	19,557	(189,555)	21,357	(181,206)
Credit loss expense	(1,012)	—	—	—	(1,012)
(Amortization) accretion	(31,446)	(21,876)	2,849	(84)	(50,557)
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$—	$5,178,322
Percentage of Portfolio	38.06%	61.94%	—%	—%	100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.
Available for Sale Securities
At least quarterly, we evaluate our available for sale securities to determine if the available for sale securities in an unrealized loss position are impaired. In the first quarter of 2020, we recognized an impairment of $1,012 in our consolidated statements of operations as we had determined that we may have been required to sell certain securities in the near future. No credit loss expense was required for the remainder of 2020. No credit loss expense was required for the year ended December 31, 2021 or for the year ended December 31, 2019.
The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at December 31, 2021 and December 31, 2020. Our available for sale securities had a weighted average coupon of 3.83% and 3.96% at December 31, 2021 and December 31, 2020.

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2021
Total Fannie Mae	$1,063,403	$1,088,209	$(21)	$99,138	$1,187,326
Total Freddie Mac	172,550	179,385	(4)	7,797	187,178
Total Ginnie Mae	12,957	13,278	(20)	83	13,341
Total	$1,248,910	$1,280,872	$(45)	$107,018	$1,387,845

December 31, 2020
Total Fannie Mae	$1,359,136	$1,397,206	$(1)	$159,603	$1,556,808
Total Freddie Mac	354,382	368,686	—	19,246	387,932
Total Ginnie Mae	25,388	25,979	(43)	226	26,162
Total	$1,738,906	$1,791,871	$(44)	$179,075	$1,970,902

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2021 and December 31, 2020. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021	$2,924	$(17)	$5,185	$(28)	$8,109	$(45)
December 31, 2020	$8,811	$(44)	$—	$—	$8,811	$(44)
Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
The following table summarizes the weighted average lives of our available for sale securities at December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$179	$174	$71	$72
≥ 1 year and < 3 years	27,110	26,731	548,352	520,657
≥ 3 years and < 5 years	333,598	319,762	282,739	269,716
≥ 5 years	1,026,958	934,205	1,139,740	1,001,426
Total Available for Sale Securities	$1,387,845	$1,280,872	$1,970,902	$1,791,871
We use a third-party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at December 31, 2021 and December 31, 2020 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.
Trading Securities
The components of the carrying value of our trading securities at December 31, 2021 and December 31, 2020 are presented in the table below. We did not have any Credit Risk and Non-Agency Securities or Interest-Only Securities at December 31, 2021 and December 31, 2020.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2021
Agency Securities:
Total Fannie Mae	$2,253,393	$2,382,146	$(47,079)	$1,056	$2,336,123
Total Freddie Mac	656,775	690,053	(7,546)	46	682,553
Total Agency Securities	$2,910,168	$3,072,199	$(54,625)	$1,102	$3,018,676
U.S. Treasury Securities	200,000	198,987	(154)	—	198,833
Total Trading Securities	3,110,168	3,271,186	(54,779)	1,102	3,217,509

December 31, 2020
Agency Securities:
Total Fannie Mae	$2,420,828	$2,585,409	$(1,441)	$18,211	$2,602,179
Total Freddie Mac	570,654	601,320	(430)	4,351	605,241
Total Trading Securities	$2,991,482	$3,186,729	$(1,871)	$22,562	$3,207,420
The following table summarizes the weighted average lives of our trading securities at December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$99,973	$99,978	$—	$—
≥ 1 year and < 3 years	5,323	5,365	649,425	650,328
≥ 3 years and < 5 years	472,774	475,600	1,522,509	1,506,035
≥ 5 years	2,639,439	2,690,243	1,035,486	1,030,366
Total	$3,217,509	$3,271,186	$3,207,420	$3,186,729
We use a third-party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at December 31, 2021 and December 31, 2020 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.
Note 7 - Repurchase Agreements
At December 31, 2021, we had MRAs with 34 counterparties and had $3,948,037 in outstanding borrowings with 18 of those counterparties. At December 31, 2020, we had MRAs with 33 counterparties and had $4,536,065 in outstanding borrowings with 18 of those counterparties.
The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2021 and December 31, 2020. No amounts below are subject to offsetting. Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2021, the average haircut

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

percentage was 3.45% compared to 3.13% at December 31, 2020. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
December 31, 2021
Agency Securities
≤ 30 days	$2,565,743	0.13%	13
> 30 days to ≤ 60 days	647,584	0.13%	35
> 60 days to ≤ 90 days	635,710	0.11%	89
Total or Weighted Average	3,849,037	0.13%	29

U.S. Treasury Securities
≤ 30 days	99,000	0.12%	3
Total or Weighted Average	$3,948,037	0.12%	29

December 31, 2020
Agency Securities
≤ 30 days	$3,618,255	0.23%	15
> 30 days to ≤ 60 days	917,810	0.23%	45
Total or Weighted Average	$4,536,065	0.23%	21
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
At December 31, 2021 and December 31, 2020, BUCKLER accounted for 49.7% and 66.1%, respectively, of our aggregate borrowings and had an amount at risk of 5.0% and 8.3%, respectively, of our total stockholders' equity with a weighted average maturity of 35 days and 21 days, respectively, on repurchase agreements (see Note 15 - Related Party Transactions).
In addition, at December 31, 2021, we had 2 repurchase agreement counterparties that individually accounted for between 5% and 10% of our aggregate borrowings. In total, these counterparties accounted for approximately 16.0% of our repurchase agreement borrowings outstanding at December 31, 2021. At December 31, 2020, we had 1 repurchase agreement counterparty that individually accounted for between 5% and 10% of our aggregate borrowings. In total, this counterparty accounted for 9.0% of our repurchase agreement borrowings at December 31, 2020.

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
Futures Contracts are traded on the Chicago Mercantile Exchange ("CME") which requires the use of daily mark-to-market collateral and the CME provides substantial credit support. The collateral requirements of the CME require us to pledge assets under a bi-lateral margin arrangement, including either cash or Agency Securities and these requirements may vary and change over time based on the market value, notional amount and remaining term of the Futures Contracts. In the event we are unable to meet a margin call under one of our Futures Contracts, the counterparty to such agreement may have the option to terminate or close-out all of the outstanding Futures Contracts with us. In addition, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by us pursuant to the applicable agreement. We did not have any Futures Contracts at December 31, 2021 or December 31, 2020.
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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2021 and December 31, 2020.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2021
Interest rate swap contracts	$187,661	$(7,185)	$(161,529)	$18,947
TBA Agency Securities	11,412	(3,715)	4,036	11,733
Totals	$199,073	$(10,900)	$(157,493)	$30,680

December 31, 2020
Interest rate swap contracts	$34,588	$(866)	$(27,773)	$5,949
TBA Agency Securities	20,098	(351)	(13,942)	5,805
Totals	$54,686	$(1,217)	$(41,715)	$11,754
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2021
Interest rate swap contracts	$(7,185)	$7,185	$—	$—
TBA Agency Securities	(3,715)	3,715	—	—
Totals	$(10,900)	$10,900	$—	$—

December 31, 2020
Interest rate swap contracts	$(866)	$866	$—	$—
TBA Agency Securities	(351)	351	—	—
Totals	$(1,217)	$1,217	$—	$—
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.
The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

		Income (Loss) Recognized
		For the Years Ended
Derivatives	Location on consolidated statements of operations	December 31, 2021	December 31, 2020	December 31, 2019
Interest rate swap contracts:
Realized loss	Realized loss on derivatives	$(58,637)	$(461,374)	$(237,725)
Interest income	Realized loss on derivatives	4,123	30,076	187,899
Interest expense	Realized loss on derivatives	(29,241)	(46,069)	(162,529)
Changes in fair value	Unrealized gain (loss) on derivatives	157,281	81,287	(132,303)
		$73,526	$(396,080)	$(344,658)
Futures Contracts:
Realized gain	Realized loss on derivatives	2	—	—
		$2	$—	$—
TBA Agency Securities:
Realized gain (loss)	Realized loss on derivatives	(14,390)	99,159	(1,641)
Changes in fair value	Unrealized gain (loss) on derivatives	(6,957)	12,768	(3,824)
		$(21,347)	$111,927	$(5,465)
Totals		$52,181	$(284,153)	$(350,123)
The following tables present information about our derivatives at December 31, 2021 and December 31, 2020.

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
December 31, 2021
< 3 years	$1,593,000	15	0.08%
≥ 3 years and < 5 years	708,000	57	0.24%
≥ 5 years and < 7 years	707,000	64	0.88%
≥ 7 years	4,202,000	107	0.87%
Total or Weighted Average (2)	$7,210,000	77	0.63%

December 31, 2020
< 3 years	$2,230,000	12	0.06%
≥ 3 years and < 5 years	463,000	45	0.14%
≥ 5 years and < 7 years	942,000	72	0.28%
≥ 7 years	1,702,000	113	0.50%
Total or Weighted Average (3)	$5,337,000	58	0.24%
(1)Pay Fixed/Receive Variable

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

(2)Of this amount, $1,203,000 notional are SOFR based swaps, the last of which matures in 2023; and $6,007,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032.
(3)Of this amount, $2,230,000 notional are SOFR based swaps, the last of which matures in 2023; and $3,107,000 notional are Federal Funds Rate based swaps, the last of which matures in 2030.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2021
15 Year Long
1.5%	$1,000,000	$999,840	$1,003,125
2.0%	1,700,000	1,733,652	1,738,695
30 Year Long
2.0%	300,000	300,789	299,227
2.5%	1,200,000	1,224,820	1,223,510
3.0%	300,000	309,734	310,503
Total (1)	$4,500,000	$4,568,835	$4,575,060

December 31, 2020
15 Year Long
1.5%	$200,000	$204,758	$205,781
2.0%	1,200,000	1,248,015	1,253,354
30 Year Long
2.0%	600,000	619,031	622,934
2.5%	800,000	838,047	841,314
3.5%	(200,000)	(211,055)	(211,406)
Total (1)	$2,600,000	$2,698,796	$2,711,977
(1)$400,000 notional and $1,250,000 notional were forward settling at December 31, 2021 and December 31, 2020, respectively.

Note 9 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 15, “Related Party Transactions”). The management agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2021, December 31, 2020 and December 31, 2019, the effective management fee, prior to management fees waived, was 0.98%, 1.00% and 1.00% based on gross equity raised of $3,313,937, $2,944,169 and $2,965,163, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the years ended December 31, 2021 and December 31, 2020, ACM waived management fees of $8,600 and $8,855, respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2021 and December 31, 2020.
Nine putative class action lawsuits were filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. On August 16, 2021, the court ordered that (i) entry of an Order of Dismissal is further deferred until February 1, 2022 and (ii) if the case is not fully disposed of by that date, the clerk shall enter on the docket "dismissed for lack of prosecution without prejudice." To date, no further action has been taken by the court.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

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
Note 10 - Stock Based Compensation
We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. On May 13, 2021, at the Company’s 2021 annual meeting of stockholders, the Plan was amended to increase the aggregate number of shares available for issuance by 2,125 shares of common stock from 1,875 shares to 4,000 shares. At December 31, 2021, there were 2,167 shares available for future issuance under the Plan.
Transactions related to awards for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 are summarized below:

	December 31, 2021		December 31, 2020		December 31, 2019
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	496	$19.77	247	$24.82	360	$24.82
Granted (1)	635	$11.08	502	$17.85	6	$18.71
Vested	(308)	$17.08	(205)	$20.41	(119)	$18.05
Forfeited	—	$—	(48)	$23.14	—	$—
Unvested RSU Awards Outstanding end of period	823	$14.07	496	$19.77	247	$24.82
(1)During the year ended December 31, 2021, 535 RSUs were granted to certain officers of ARMOUR through ACM and 100 RSUs were granted to the Board. During the year ended December 31, 2020, 358 RSUs were granted to certain officers of ARMOUR through ACM and 144 RSUs were granted to the Board. For the year ended December 31, 2019, 6 RSUs were granted to a newly appointed Board member.
At December 31, 2021, there was approximately $11,584 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $14.07 per share), which we expect to recognize as an expense as follows: in 2022 expense of $4,263, in 2023 expense of $2,416, and thereafter expense of $4,905. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 11 - Stockholders' Equity
Preferred Stock
At December 31, 2021 and December 31, 2020, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On January 28, 2020, we filed Articles Supplementary with the Department to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At December 31, 2021, a total of 31,617 shares of our authorized preferred stock remained available for designation as future series.
7.875% Series B Cumulative Preferred Stock - Called for redemption, “Series B Preferred Stock”
On January 24, 2020, the Company mailed a notice of full redemption of all 8,383 issued and outstanding shares of its Series B Preferred Stock ($25.00 liquidation preference per share) to the holders of record of its Series B Preferred Stock as of January 13, 2020. Pursuant to the redemption, each share of Series B Preferred Stock was canceled and represented solely the right to receive cash in the amount of $25.00 per share of Series B Preferred Stock on February 27, 2020. Pursuant to the terms of the Series B Preferred Stock, holders of record of the Series B Preferred Stock on February 15, 2020 received the full monthly dividend for February 2020. The final dividend amount of $1,375 was paid on February 27, 2020 and was recorded as other expense in our consolidated statements of operations.
Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"
At December 31, 2021, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 3,153 at December 31, 2021. At December 31, 2021, there were no accrued or unpaid dividends on the Series C Preferred Stock.
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
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. During the years ended December 31, 2021 and December 31, 2020, we sold 1,500 and 1,897 shares under this agreement for proceeds of $36,585 and $46,856, net of issuance costs and commissions of approximately $445 and $726, respectively.
Common Stock
On August 20, 2021 we filed Articles of Amendment with the state of Maryland to increase the number of authorized common stock from 125,000 to 200,000 shares. At December 31, 2021 and December 31, 2020, we were authorized to issue up to 200,000 and 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 94,152 shares of common stock issued and outstanding at December 31, 2021 and 65,290 shares of common stock issued and outstanding at December 31, 2020.
On February 15, 2019, we entered into an Equity Sales Agreement (the “Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC and Ladenburg Thalmann & Co. Inc., as sales agents, relating to the shares of our common stock. On April 3, 2020, the Common stock ATM Sales Agreement was amended to add B. Riley, FBR, Inc. as a sales agent. On May 4, 2020 the Common stock ATM Sales Agreement was further amended to increase the number of shares available for sale pursuant to the terms of the Common Stock ATM Sales Agreement. In accordance with the terms of the Common Stock ATM Sales agreement, as amended, we were permitted to offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock par value $0.001 per share. The Common stock ATM Sales Agreement related to an "at-the-market" offering program. Under the agreement, we paid the agent designated to sell our shares, an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the agreement. Prior to exhausting the Common stock ATM Sales Agreement, as amended, on May 18, 2021, we sold 10,713 shares for proceeds of $129,336, net of issuance costs and commissions of approximately $1,682.
After exhausting the Common stock ATM Sales Agreement, we entered into a new Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) on May 14, 2021, with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 25,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provides that we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the 2021 Common stock ATM Sales Agreement. We have sold 17,915 shares under this agreement for proceeds of $199,444, net of issuance costs and commissions of approximately $2,277.
See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Common Stock Repurchased
At December 31, 2021 and December 31, 2020, there were 8,210 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.
Equity Capital Raising Activities
The following tables present our equity transactions for the years ended December 31, 2021 , December 31, 2020 and December 31, 2019.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds
December 31, 2021
Preferred C ATM Sales Agreement	January 19. 2021-April 9, 2021	1,500	24.38	$36,585
Common stock ATM Sales Agreement	March 3, 2021-May 18, 2021	10,713	$12.07	$129,336
2021 Common stock ATM Sales Agreement	May 19, 2021-December 10, 2021	17,915	$11.13	$199,444

December 31, 2020
Preferred C Underwritten Offering	January 28, 2020	3,450	$24.14	$83,282
Preferred C ATM Sales Agreement	January 30, 2020 - December 23, 2020	1,897	$24.70	$46,856
Common Stock ATM Sales Agreement	April 7, 2020 - December 15, 2020	6,287	$8.68	$54,575
Common stock repurchases, net	February 26, 2020 - March 3, 2020	(40)	$19.42	$(777)

December 31, 2019
Preferred B ATM Sales Agreement	June 6, 2019-June 19, 2019	100	$24.81	$2,489
Preferred B ATM Sales Agreement	June 25, 2019-December 31, 2019	1,914	$24.74	$47,306
Common Stock ATM Sales Agreement	January 4, 2019-January 11, 2019	884	$20.98	$18,540
January Public Offering	January 17, 2019	6,900	$20.00	$137,946
February Public Offering	February 22, 2019-February 27, 2019	8,280	$19.98	$165,374
Common stock repurchases	May 31, 2019-December 31, 2019	(1,000)	$17.77	$(17,768)
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
The following table present our Series B Preferred Stock dividend transactions for the year ended December 31, 2019.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following table presents our Series C Preferred Stock dividend transactions for the year ended December 31, 2021.

2021 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2021	January 27, 2021	$0.14583	$779.7
February 15, 2021	February 26, 2021	$0.14583	836.9
March 15, 2021	March 29, 2021	$0.14583	869.6
April 15, 2021	April 27, 2021	$0.14583	998.5
May 15, 2021	May 27, 2021	$0.14583	998.5
June 15, 2021	June 28, 2021	$0.14583	998.5
July 15, 2021	July 27, 2021	$0.14583	998.5
August 15, 2021	August 27, 2021	$0.14583	998.5
September 15, 2021	September 27, 2021	$0.14583	998.5
October 15, 2021	October 27, 2021	$0.14583	998.5
November 15, 2021	November 29, 2021	$0.14583	998.5
December 15, 2021	December 27, 2021	$0.14583	998.5
Total dividends paid			$11,473

2020 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
February 15, 2020	February 27, 2020	$0.14583	$678.1
March 15, 2020	March 27, 2020	$0.14583	773.4
April 15, 2020	April 27, 2020	$0.14583	773.4
May 15, 2020	May 27, 2020	$0.14583	773.4
June 15, 2020	June 29, 2020	$0.14583	773.4
July 15, 2020	July 27, 2020	$0.14583	773.4
August 15, 2020	August 27, 2020	$0.14583	773.4
September 15, 2020	September 28, 2020	$0.14583	773.4
October 15, 2020	October 27, 2020	$0.14583	773.4
November 15, 2020	November 27, 2020	$0.14583	773.4
December 15, 2020	December 28, 2020	$0.14583	773.4
Total dividends paid			$8,412

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The following tables present our common stock dividend transactions for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

2021 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2021	January 28, 2021	$0.10	$6,646
February 16, 2021	February 26, 2021	$0.10	6,645
March 15, 2021	March 29, 2021	$0.10	6,766
April 15, 2021	April 29, 2021	$0.10	7,234
May 17, 2021	May 27, 2021	$0.10	7,646
June 15, 2021	June 29, 2021	$0.10	8,317
July 15, 2021	July 29, 2021	$0.10	8,413
August 16, 2021	August 27, 2021	$0.10	8,413
September 15, 2021	September 29, 2021	$0.10	8,635
October 15, 2021	October 28, 2021	$0.10	9,065
November 15, 2021	November 29, 2021	$0.10	9,347
December 15, 2021	December 29, 2021	$0.10	9,503
Total dividends paid			$96,630

2020 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2020	January 30, 2020	$0.17	$10,126
February 14, 2020	February 27, 2020	$0.17	10,131
March 16, 2020	March 27, 2020	$0.17	10,120
June 15, 2020	June 29, 2020	$0.09	5,876
July 15, 2020	July 30, 2020	$0.10	6,531
August 17, 2020	August 28, 2020	$0.10	6,530
September 15, 2020	September 29, 2020	$0.10	6,529
October 15, 2020	October 29, 2020	$0.10	6,531
November 16, 2020	November 27, 2020	$0.10	6,531
December 15, 2020	December 29, 2020	$0.10	6,581
Total dividends paid			$75,486

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

2019 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2019	January 28, 2019	$0.19	$8,540
February 15, 2019	February 28, 2019	$0.19	9,851
March 15, 2019	March 27, 2019	$0.19	11,423
April 15, 2019	April 29, 2019	$0.19	11,424
May 15, 2019	May 28, 2019	$0.19	11,424
June 17, 2019	June 27, 2019	$0.19	11,350
July 16, 2019	July 29, 2019	$0.17	10,114
August 15, 2019	August 27, 2019	$0.17	10,099
September 16, 2019	September 27, 2019	$0.17	10,075
October 15, 2019	October 28, 2019	$0.17	10,059
November 15, 2019	November 27, 2019	$0.17	10,059
December 16, 2019	December 27, 2019	$0.17	10,059
Total dividends paid			$124,477
Note 12 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income (Loss)	$15,363	$(215,112)	$(249,905)
Less: Preferred dividends	(11,473)	(9,787)	(15,634)
Net Income (Loss) available (related) to common stockholders	$3,890	$(224,899)	$(265,539)

Weighted average common shares outstanding – basic	79,490	63,070	57,833
Add: Effect of dilutive non-vested awards, assumed vested	823	—	—
Weighted average common shares outstanding – diluted	80,313	63,070	57,833
For the years ended December 31, 2020 and December 31, 2019, 496 and 247, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 13 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Comprehensive Income (Loss)	$(56,695)	$(391,554)	$149,438
Less: Preferred dividends	(11,473)	(9,787)	(15,634)
Comprehensive Income (Loss) available (related) to common stockholders	$(68,168)	$(401,341)	$133,804
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$(0.86)	$(6.36)	$2.31
Diluted	$(0.86)	$(6.36)	$2.30
Weighted average common shares outstanding:
Basic	79,490	63,070	57,833
Add: Effect of dilutive non-vested awards, assumed vested	—	—	247
Diluted	79,490	63,070	58,080
For the years ended December 31, 2021 and December 31, 2020, 823 and 496 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Comprehensive Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Note 14 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable income (loss) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
GAAP net income (loss)	$15,363	$(215,112)	$(249,905)
Book to tax differences:
TRS (income) loss	37	(51)	(147)
Premium amortization expense	(148)	(261)	—
Agency Securities, trading	77,145	(19,557)	—
Credit Risk and Non-Agency Securities	—	188,075	24,459
Interest-Only Securities	—	—	85
U.S. Treasury Securities	9,391	(21,357)	(2,024)
Changes in interest rate contracts	(77,300)	268,159	375,493
(Gain) Loss on Security sales	(10,952)	(143,877)	(9,611)
Credit loss expense	—	1,012	—
Amortization of deferred hedging costs	(163,837)	(152,092)	(69,302)
Series A Cumulative Preferred Stock dividend- Called for redemption	—	—	375
Series B Cumulative Preferred Stock dividend- Called for redemption	—	1,375	—
Other	1,830	1,544	18
Estimated REIT taxable income (loss)	$(148,471)	$(92,142)	$69,441
Interest rate and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2021 and December 31, 2020, we had approximately $607,000 and $717,000 in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the years 2031 and 2029, respectively. At December 31, 2021, we had $91,961 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains though
2018	(136,388)	2023
2019	(13,819)	2024
2021	(9,012)	2026
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income. During the years ended December 31, 2021 and December 31, 2020, we recorded $0 and $36, respectively of income tax expense attributable to our TRS.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2021, by approximately $233,011, or approximately $2.47 per common share (based on the 94,152 common shares then outstanding). State and federal tax returns for the years 2018 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the year ended December 31, 2021, were $108,103. Total dividend payments to stockholders for the year ended December 31, 2020, were $86,648 (including the final dividend on the Series B Preferred Stock, called for redemption of $1,375 paid on February 27, 2020 to holders of record on February 15, 2020). Total dividend payments to stockholders for the year ended December 31, 2019, were $140,486 (including the final dividend on the Series A Preferred Stock, called for redemption of $375 paid on July 29, 2019 to holders of record on July 15, 2019).
Our estimated REIT taxable income (loss) available for distribution as dividends was $(148,471), $(92,142) and $69,441 for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 100.0% in 2021, 100.0% in 2020 and 56.8% in 2019.
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
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice.
The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
ARMOUR management fees	$31,063	$29,580	$29,513
Less management fees waived	(8,600)	(8,855)	—
Total Management fee expense	$22,463	$20,725	$29,513
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019 we reimbursed ACM $189, $157 and $114, respectively for other expenses incurred on our behalf. In 2013, 2017, 2020 and 2021, we elected to grant RSUs to our executive officers and other ACM employees through ACM that generally vest over 5 years. In 2017, 2020 and 2021, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $781, $515 and $348 for the years ended, December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
BUCKLER
In March 2017, we contributed $352 for a 10% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $606 at December 31, 2021 and $634 at December 31, 2020 reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For the years ended December 31, 2021 and December 31, 2020, we earned $0 and $1,408, respectively, from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2022 (see Note 11 - Stockholders' Equity for discussion of equity transactions with BUCKLER).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

We have one subordinated loan agreement with BUCKLER, totaling $105,000 and maturing on May 1, 2025. BUCKLER may, at its option after obtaining regulatory approval, repay all or a portion of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company earned $70, $333 and $1,886 in interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York secured overnight financing rate plus 2% per annum. Buckler did not use the facility for the year ended December 31, 2021 and no interest expense was payable.
With BUCKLER as the sales agent, under the Common stock ATM Sales Agreement and the 2021 Common stock ATM Sales Agreement (see also Note 11 - Stockholders' Equity), we sold 4,818 and 16,215 common shares for proceeds of $58,374 and $180,855, net of issuance costs and commissions of approximately $702 and $1,801, respectively, during the year ended December 31, 2021.
The table below summarizes other transactions with BUCKLER as of and for the years ended December 31, 2021 and December 31, 2020.

Transactions with BUCKLER	December 31, 2021	December 31, 2020
Repurchase agreements (1)	$1,963,679	$2,998,111
Collateral posted on repurchase agreements	$2,036,385	$3,117,929
U.S. Treasury Securities Purchased	$100,000	$—
(1)Interest on repurchase agreements was $3,504, $38,663 and $120,090, for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. See also, Note 7 - Repurchase Agreements, for transactions with BUCKLER.
Note 16 - Subsequent Events
Except as set forth below, no subsequent events were identified through the date of issuance.
Between January 1, 2022 and February 15, 2022, ARMOUR reduced its aggregate portfolio of MBS, including TBA Agency Securities, by approximately $2,900,000 and increased its U.S. Treasury Securities holdings by approximately $1,600,000.
Series C Preferred Stock
On January 27, 2022, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, was paid to holders of record on January 15, 2022. We have also declared cash dividends of $0.14583 payable February 28, 2022 and March 28, 2022 to holders of record on February 15, 2022 and March 15, 2022, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(in thousands, except per share)

Common Stock
Between January 11, 2022 and January 19, 2022, we issued 1,853 shares under our 2021 Common stock ATM Sales Agreement for proceeds of $18,261, net of issuance costs and commissions of $195.
On January 28, 2022, a cash dividend of $0.10 per outstanding common share, or $9,654 in the aggregate, was paid to holders of record on January 18, 2022. We have also declared cash dividends of $0.10 per outstanding common share payable February 28, 2022 to holders of record on February 15, 2022 and payable March 28, 2022 to holders of record on March 15, 2022.

II-1
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2022	ARMOUR RESIDENTIAL REIT, INC.
/s/ James R. Mountain
James R. Mountain Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

II-2
SIGNATURES

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Head of Risk Management and Co-Vice Chairman	February 16, 2022
Scott J. Ulm	(Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman	February 16, 2022
Jeffrey J. Zimmer	(Principal Executive Officer)

/s/ James R. Mountain	Chief Financial Officer and Secretary	February 16, 2022
James R. Mountain	(Principal Financial Officer)

/s/ Gordon M. Harper	VP Finance, Controller and Treasurer	February 16, 2022
Gordon M. Harper	(Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman of the Board of Directors	February 15, 2022
Daniel C. Staton

/s/ Marc H. Bell	Director	February 15, 2022
Marc H. Bell

/s/ Z. Jamie Behar	Director	February 15, 2022
Z. Jamie Behar

/s/ Carolyn Downey	Director	February 15, 2022
Carolyn Downey

/s/ Thomas K. Guba	Director	February 15, 2022
Thomas K. Guba

/s/ Robert C. Hain	Director	February 15, 2022
Robert C. Hain

/s/ John P. Hollihan, III	Director	February 16, 2022
John P. Hollihan, III

/s/ Stewart J. Paperin	Director	February 15, 2022
Stewart J. Paperin