Form 10-Q
period 2022-03-31
Armour Residential REIT, Inc.
filed 2022-04-27
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of April 26, 2022 was 103,170,033.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2022	December 31, 2021
Assets
Cash	$316,852	$337,664
Cash collateral posted to counterparties	9,297	18,552
Investments in securities, at fair value
Agency Securities (including pledged securities of $5,554,860 at March 31, 2022 and $3,995,804 at December 31, 2021)	6,399,346	4,406,521
U.S. Treasury Securities (including pledged securities of $1,104,970 at March 31, 2022 and $98,859 at December 31, 2021)	1,258,020	198,833
Derivatives, at fair value	543,229	199,073
Accrued interest receivable	17,412	10,570
Prepaid and other	57,733	1,094
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$8,706,889	$5,277,307
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$6,440,004	$3,948,037
Cash collateral posted by counterparties	549,658	171,060
Payable for unsettled purchases	687,250	—
Derivatives, at fair value	531	10,900
Accrued interest payable- repurchase agreements	964	944
Accounts payable and other accrued expenses	6,547	2,727
Total Liabilities	$7,684,954	$4,133,668

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($25.00 per share liquidation preference)	7	7
Common stock, $0.001 par value, 200,000 shares authorized; 100,361 shares and 94,152 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	100	94
Additional paid-in capital	3,458,492	3,403,127
Cumulative distributions to stockholders	(1,870,058)	(1,837,955)
Accumulated net loss	(595,041)	(528,607)
Accumulated other comprehensive income	28,435	106,973
Total Stockholders’ Equity	$1,021,935	$1,143,639
Total Liabilities and Stockholders’ Equity	$8,706,889	$5,277,307
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2022	2021
Interest Income:
Agency Securities, net of amortization of premium and fees	$27,681	$18,558
U.S. Treasury Securities	5,641	—
BUCKLER Subordinated loan	19	17
Total Interest Income	$33,341	$18,575
Interest expense- repurchase agreements	(2,406)	(2,427)
Interest expense- U.S. Treasury Securities sold short	—	(87)
Net Interest Income	$30,935	$16,061
Other Income (Loss):
Realized gain on sale of available for sale Agency Securities (reclassified from Other Comprehensive Loss)	—	7,354
Loss on Agency Securities, trading	(254,389)	(62,586)
Loss on U.S. Treasury Securities	(78,387)	—
Loss on short sale of U.S. Treasury Securities	—	(28)
Subtotal	$(332,776)	$(55,260)
Realized loss on derivatives (1)	(102,065)	(27,360)
Unrealized gain on derivatives	346,699	145,980
Subtotal	$244,634	$118,620
Total Other Income (Loss)	$(88,142)	$63,360
Expenses:
Management fees	8,140	7,437
Professional fees	620	738
Insurance	200	193
Compensation	1,409	1,676
Other	808	450
Total Expenses	$11,177	$10,494
Less management fees waived	(1,950)	(2,400)
Total Expenses after fees waived	$9,227	$8,094
Net Income (Loss)	$(66,434)	$71,327
Dividends on preferred stock	(2,995)	(2,486)
Net Income (Loss) available (related) to common stockholders	$(69,429)	$68,841
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2022	2021
Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$(0.72)	$1.04
Diluted	$(0.72)	$1.03
Dividends declared per common share	$0.30	$0.30
Weighted average common shares outstanding:
Basic	96,226	65,964
Diluted	96,226	67,018
(1) Interest expense related to our interest rate swap contracts is recorded in realized loss on derivatives on the consolidated statements of operations. For additional information, see financial statement Note 7.
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$(66,434)	$71,327
Other comprehensive loss:
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	—	(7,354)
Net unrealized loss on available for sale Agency Securities	(78,538)	(34,880)
Other Comprehensive Loss	$(78,538)	$(42,234)
Comprehensive Income (Loss)	$(144,972)	$29,093

See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, December 31, 2021	6,847	94,152	$7	$94	$3,403,127	$(1,837,955)	$(528,607)	$106,973	$1,143,639
Comprehensive Income (loss)	—	—	—	—	—	—	(66,434)	(78,538)	(144,972)
Issuance of common stock, net	—	6,162	—	6	54,430	—	—	—	54,436
Stock based compensation, net of withholding requirements	—	47	—	—	935	—	—	—	935
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(29,108)	—	—	(29,108)
Balance, March 31, 2022	6,847	100,361	$7	$100	$3,458,492	$(1,870,058)	$(595,041)	$28,435	$1,021,935
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$(66,434)	$71,327
Adjustments to reconcile net income (loss) to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	7,486	15,795
Net amortization (accretion) of U.S. Treasury Securities	(801)	—
Realized gain on sale of Agency Securities, available for sale	—	(7,354)
Loss on Agency Securities, trading	254,389	62,586
Loss on U.S. Treasury Securities	78,387	—
Loss on short sale of U.S. Treasury Securities	—	28
Stock based compensation	935	1,199
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(6,064)	1,952
Increase in prepaid and other assets	(917)	(7,715)
Change in derivatives, at fair value	(354,525)	(117,813)
Increase (decrease) in accrued interest payable- repurchase agreements	20	(610)
Increase in accounts payable and other accrued expenses	3,820	1,802
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$(83,704)	$21,197
Cash Flows From Investing Activities:
Purchases of Agency Securities	(1,778,122)	—
Purchases of U.S. Treasury Securities	(2,654,611)	(390,126)
Principal repayments of Agency Securities	131,356	278,722
Proceeds from sales of Agency Securities	—	405,050
Proceeds from sales of U.S. Treasury Securities	1,470,125	390,098
Disbursements on reverse repurchase agreements	—	(391,125)
Receipts from reverse repurchase agreements	—	391,125
Increase in cash collateral posted by counterparties	378,598	120,426
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$(2,452,654)	$804,170
Cash Flows From Financing Activities:
Issuance of Series C Preferred stock, net of expenses	—	28,173
Issuance of common stock, net of expenses	46,427	52,960
Proceeds from repurchase agreements	16,191,551	7,044,307
Principal repayments on repurchase agreements	(13,699,584)	(7,769,582)
Series C Preferred stock dividends paid	(2,995)	(2,486)
Common stock dividends paid	(29,108)	(20,057)
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$2,506,291	$(666,685)
Net increase (decrease) in cash and cash collateral posted to counterparties	(30,067)	158,682
Cash and cash collateral posted to counterparties - beginning of period	356,216	171,668
Cash and cash collateral posted to counterparties - end of period	$326,149	$330,350
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Supplemental Disclosure:
Cash paid during the period for interest	$19,371	4,193
Non-Cash Investing Activities:
Receivable for unsettled sales	$47,713	358,670
Payable for unsettled purchases	$(687,250)	(295,991)
Net unrealized loss on available for sale Agency Securities	$(78,538)	(34,880)
Non-Cash Financing Activities:
Amounts receivable for issuance of common stock	$8,009	—
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
ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission (the "SEC"), (see Note 8 - Commitments and Contingencies and Note 14 - Related Party Transactions). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.
At March 31, 2022 and December 31, 2021, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.
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
 Cash Collateral Posted To/By Counterparties
Cash collateral posted to/by counterparties represents cash posted by us to counterparties or posted by counterparties to us as collateral. Cash collateral posted to/by counterparties may include collateral for interest rate swap contracts, interest rate swaptions, basis swap contracts, futures contracts, repurchase agreements on our MBS and our Agency Securities purchased or sold on a to-be-announced basis ("TBA Agency Securities").
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
Repurchase Agreements
We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Rate and short-term London Interbank Offered Rate ("LIBOR") (prior to its dissolution), and more recently the Secured Overnight Funding Rate ("SOFR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at March 31, 2022 and December 31, 2021.
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
Comprehensive Income (Loss)
Comprehensive income (loss) refers to the sum of net income and other comprehensive income (loss). It represents all changes in equity during a period from transactions and other events from non-owner sources. It excludes all changes in equity during a period resulting from investments by owners and distributions to owners.
Note 4 - Fair Value of Financial Instruments
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
Investments in Securities
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

March 31, 2022	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$6,399,346	$—	$6,399,346
U.S. Treasury Securities	$1,258,020	$—	$—	$1,258,020
Derivatives	$—	$543,229	$—	$543,229
Liabilities at Fair Value:
Derivatives	$—	$531	$—	$531

December 31, 2021	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$4,406,521	$—	$4,406,521
U.S. Treasury Securities	$198,833	$—	$—	$198,833
Derivatives	$—	$199,073	$—	$199,073
Liabilities at Fair Value:
Derivatives	$—	$10,900	$—	$10,900
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2022 or for the year ended December 31, 2021.
Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at March 31, 2022 and December 31, 2021.
Note 5 - Investments in Securities
As of March 31, 2022 and December 31, 2021, our securities portfolio consisted of $7,657,366 and $4,605,354 of investment securities, at fair value, respectively, and $763,273 and $4,575,060 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $2,719 and $7,697, at March 31, 2022 and December 31, 2021, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
The following tables summarize our investments in securities as of March 31, 2022 and December 31, 2021, excluding TBA Agency Securities (see Note 7 - Derivatives). Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale are reported in other comprehensive income as required by GAAP.

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	Totals
March 31, 2022
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$4,605,354
Purchases (1)	—	2,464,594	2,654,611	5,119,205
Proceeds from sales (2)	—	—	(1,517,838)	(1,517,838)
Principal repayments	(30,189)	(101,167)	—	(131,356)
Losses	(78,538)	(254,389)	(78,387)	(411,314)
(Amortization) accretion	(1,763)	(5,723)	801	(6,685)
Balance, March 31, 2022	$1,277,355	$5,121,991	$1,258,020	$7,657,366
Percentage of Portfolio	16.68%	66.89%	16.43%	100.00%

December 31, 2021
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$5,178,322
Purchases (1)	—	1,265,942	987,887	2,253,829
Proceeds from sales	(167,202)	(813,178)	(779,684)	(1,760,064)
Principal repayments	(339,393)	(531,592)	—	(870,985)
Gains (losses)	(61,106)	(77,145)	(9,391)	(147,642)
(Amortization) accretion	(15,356)	(32,771)	21	(48,106)
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$4,605,354
Percentage of Portfolio	30.14%	65.55%	4.31%	100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.
(2)Proceeds from sales include cash received during the period, plus receivables for investment securities sold during the period as of period end. The receivable is included in prepaid and other assets in our consolidated balance sheet at March 31, 2022.
Available for Sale Securities
At least quarterly, we evaluate our available for sale securities to determine if the available for sale securities in an unrealized loss position are impaired. No credit loss expense was incurred for the three months ended March 31, 2022 or for the three months ended March 31, 2021.
The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at March 31, 2022 and December 31, 2021. Our available for sale securities had a weighted average coupon of 3.82% and 3.83% at March 31, 2022 and December 31, 2021, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
March 31, 2022
Total Fannie Mae	$1,050,660	$1,074,388	$(375)	$28,317	$1,102,330
Total Freddie Mac	155,761	161,932	(222)	775	162,485
Total Ginnie Mae	12,299	12,600	(69)	9	12,540
Total	$1,218,720	$1,248,920	$(666)	$29,101	$1,277,355

December 31, 2021
Total Fannie Mae	$1,063,403	$1,088,209	$(21)	$99,138	$1,187,326
Total Freddie Mac	172,550	179,385	(4)	7,797	187,178
Total Ginnie Mae	12,957	13,278	(20)	83	13,341
Total	$1,248,910	$1,280,872	$(45)	$107,018	$1,387,845
The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022	$39,266	$(623)	$4,749	$(43)	$44,015	$(666)
December 31, 2021	$2,924	$(17)	$5,185	$(28)	$8,109	$(45)
Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
The following table summarizes the weighted average lives of our available for sale securities at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$183	$183	$179	$174
≥ 1 year and < 3 years	25,089	24,986	27,110	26,731
≥ 3 years and < 5 years	14,225	14,316	333,598	319,762
≥ 5 years	1,237,858	1,209,435	1,026,958	934,205
Total Available for Sale Securities	$1,277,355	$1,248,920	$1,387,845	$1,280,872
We use a third-party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at March 31, 2022 and December 31, 2021 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.
Trading Securities:
The components of the carrying value of our trading securities at March 31, 2022 and December 31, 2021 are presented in the table below.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
March 31, 2022
Agency Securities:
Total Fannie Mae	$4,210,224	$4,354,922	$(254,365)	$1,256	$4,101,813
Total Freddie Mac	1,040,930	1,074,981	(55,003)	200	1,020,178
Total Agency Securities	$5,251,154	$5,429,903	$(309,368)	$1,456	$5,121,991
U.S. Treasury Securities	1,300,000	1,290,788	(32,768)	—	1,258,020
Total Trading Securities	$6,551,154	$6,720,691	$(342,136)	$1,456	$6,380,011

December 31, 2021
Agency Securities:
Total Fannie Mae	$2,253,393	$2,382,146	$(47,079)	$1,056	$2,336,123
Total Freddie Mac	656,775	690,053	(7,546)	46	682,553
Total Agency Securities	$2,910,168	$3,072,199	$(54,625)	$1,102	$3,018,676
U.S. Treasury Securities	200,000	198,987	(154)	—	198,833
Total Trading Securities	$3,110,168	$3,271,186	$(54,779)	$1,102	$3,217,509
The following table summarizes the weighted average lives of our trading securities at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$199,629	$199,700	$99,973	$99,978
≥ 1 year and < 3 years	93	98	5,323	5,365
≥ 3 years and < 5 years	413,165	435,063	472,774	475,600
≥ 5 years	5,767,124	6,085,830	2,639,439	2,690,243
Total	$6,380,011	$6,720,691	$3,217,509	$3,271,186
We use a third-party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at March 31, 2022 and December 31, 2021 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements
At March 31, 2022, we had active MRAs with 36 counterparties and had $6,440,004 in outstanding borrowings with 19 of those counterparties. At December 31, 2021, we had MRAs with 34 counterparties and had $3,948,037 in outstanding borrowings with 18 counterparties.
The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at March 31, 2022 and December 31, 2021. No amounts below are subject to offsetting. Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2022, the average haircut percentage was 2.75% compared to 3.45% at December 31, 2021. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
March 31, 2022
Agency Securities
≤ 30 days	$4,415,600	0.37%	15
> 30 days to ≤ 90 days	917,841	0.40%	34
> 90 days	26,605	0.98%	175
Total or Weighted Average	$5,360,046	0.37%	19

U.S. Treasury Securities
≤ 30 days	1,079,958	0.18%	1
Total or Weighted Average	$6,440,004	0.34%	16

December 31, 2021
Agency Securities
≤ 30 days	$2,565,743	0.13%	13
> 30 days to ≤ 60 days	647,584	0.13%	35
> 60 days to ≤ 90 days	635,710	0.11%	89
Total or Weighted Average	$3,849,037	0.13%	29

U.S. Treasury Securities
≤ 30 days	99,000	0.12%	3
Total or Weighted Average	$3,948,037	0.12%	29
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At March 31, 2022 and December 31, 2021, BUCKLER accounted for 52.4% and 49.7%, respectively, of our aggregate borrowings and had an amount at risk of 8.3% and 5.0%, respectively, of our total stockholders' equity with a weighted average maturity of 16 days and 35 days, respectively, on repurchase agreements (see Note 14 - Related Party Transactions for other transactions with BUCKLER).
In addition, at March 31, 2022, we had 5 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 31.0% of our repurchase agreement borrowings outstanding at March 31, 2022. At December 31, 2021, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 16.0% of our repurchase agreement borrowings at December 31, 2021.
Note 7 - Derivatives
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at March 31, 2022 and December 31, 2021.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2022
Interest rate swap contracts	$539,979	$—	$(463,679)	$76,300
TBA Agency Securities	3,250	(531)	25	2,744
Totals	$543,229	$(531)	$(463,654)	$79,044

December 31, 2021
Interest rate swap contracts	$187,661	$(7,185)	$(161,529)	$18,947
TBA Agency Securities	11,412	(3,715)	4,036	11,733
Totals	$199,073	$(10,900)	$(157,493)	$30,680
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2022
TBA Agency Securities	(531)	531	—	—
Totals	$(531)	$531	$—	$—

December 31, 2021
Interest rate swap contracts	$(7,185)	$7,185	$—	$—
TBA Agency Securities	(3,715)	3,715	—	—
Totals	$(10,900)	$10,900	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

		Income (Loss) Recognized
		For the Three Months Ended March 31,
Derivatives	Location on consolidated statements of operations	2022	2021
Interest rate swap contracts:
Interest income	Realized loss on derivatives	$1,719	$872
Interest expense	Realized loss on derivatives	(7,985)	(4,448)
Changes in fair value	Unrealized gain on derivatives	350,099	185,960
		$343,833	$182,384
TBA Agency Securities:
Realized gain	Realized loss on derivatives	(95,799)	(23,784)
Changes in fair value	Unrealized gain on derivatives	(3,400)	(39,980)
		$(99,199)	$(63,764)
Totals		$244,634	$118,620
The following tables present information about our derivatives at March 31, 2022 and December 31, 2021.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
March 31, 2022
< 3 years	$1,593,000	12	0.08%
≥ 3 years and < 5 years	865,000	54	0.24%
≥ 5 years and < 7 years	650,000	65	1.05%
≥ 7 years	4,302,000	105	0.90%
Total or Weighted Average (2)	$7,410,000	75	0.66%

December 31, 2021
< 3 years	$1,593,000	15	0.08%
≥ 3 years and < 5 years	708,000	57	0.24%
≥ 5 years and < 7 years	707,000	64	0.88%
≥ 7 years	4,202,000	107	0.87%
Total or Weighted Average (3)	$7,210,000	77	0.63%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $6,007,000 notional are Fed Funds based swaps, the last of which matures in 2032 and $1,403,000 notional are SOFR based swaps, the last of which matures in 2032. Includes $950,000 notional of forward settling swap contracts that settle by September 23, 2022.
(3)Of this amount, $1,203,000 notional are SOFR based swaps, the last of which matures in 2023; and $6,007,000 notional are Fed Funds based swaps, the last of which matures in 2032.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
March 31, 2022
30 Year Long
4.0%	750,000	760,449	763,273
Total (1)	$750,000	$760,449	$763,273

December 31, 2021
15 Year Long
1.5%	$1,000,000	$999,840	$1,003,125
2.0%	1,700,000	1,733,652	1,738,695
30 Year Long
2.0%	300,000	300,789	299,227
2.5%	1,200,000	1,224,820	1,223,510
3.0%	300,000	309,734	310,503
Total (1)	$4,500,000	$4,568,835	$4,575,060
(1)$200,000 and $400,000 notional were forward settling at March 31, 2022 and December 31, 2021, respectively.
Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2022 and March 31, 2021, the effective management fee, prior to management fees waived, was 0.97% and 1.00% based on gross equity raised of $3,368,971 and $3,026,269, respectively.
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the three months ended March 31, 2022, and March 31, 2021 ACM waived management fees of $1,950 and $2,400, respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2022 and December 31, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. On August 16, 2021, the court ordered that the entry of an Order of Dismissal is further deferred until February 1, 2022. On March 1, 2022, the court deferred the Order of Dismissal until September 1, 2022 and if the case is not fully disposed of by that date, the clerk shall enter on the docket "dismissed for lack of prosecution without prejudice."
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
Note 9 - Stock Based Compensation
We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2022, there were 2,167 shares available for future issuance under the Plan.
Transactions related to awards for the three months ended March 31, 2022 are summarized below:

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	March 31, 2022
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	823	$14.07
Vested	(63)	$16.73
Unvested RSU Awards Outstanding end of period	760	$13.85
At March 31, 2022, there was approximately $10,523 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $13.85 per share), which we expect to recognize as an expense as follows: for the remaining of 2022 expense of $3,202, in 2023 expense of $2,416, and thereafter expense of $4,905. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
Changes in Stockholders' Equity
The following table presents the changes in Stockholders' Equity for the following periods.

Stockholders' Equity	March 31, 2022	March 31, 2021
Balance, beginning of quarter	$1,143,639	$938,304
Other comprehensive loss	(78,538)	(42,234)
Net income (loss)	(66,434)	71,327
Issuance of Series C Preferred Stock	—	28,173
Issuance of Common stock, net	54,436	52,960
Stock based compensation, net of withholding requirements	935	1,199
Series C Preferred dividends ($0.14583 per share)	(2,995)	(2,486)
Common stock dividends ($0.10 per share)	(29,108)	(20,057)
Balance, end of quarter	$1,021,935	$1,027,186
The following table presents the components of cumulative distributions to stockholders at March 31, 2022 and December 31, 2021.

Cumulative Distributions to Stockholders	March 31, 2022	December 31, 2021
Preferred dividends	$135,841	$132,845
Common stock dividends	1,734,217	1,705,110
Total	$1,870,058	$1,837,955

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Preferred Stock
At March 31, 2022 and December 31, 2021, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At March 31, 2022, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share are designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remain available for designation as future series.
At March 31, 2022 and December 31, 2021, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 3,153 at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. We did not sell any shares under the Preferred C ATM Sales Agreement during the three months ended March 31, 2022.
Common Stock
At March 31, 2022 and December 31, 2021, we were authorized to issue up to 200,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 100,361 shares of common stock issued and outstanding at March 31, 2022 and 94,152 shares of common stock issued and outstanding at December 31, 2021.
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
After exhausting the Common stock ATM Sales Agreement, we entered into a new Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) on May 14, 2021, with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 25,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. The 2021 Common stock ATM

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Sales Agreement provides that we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the 2021 Common stock ATM Sales Agreement. During the three months ended March 31, 2022, we sold 6,162 shares under this agreement for proceeds of $54,436, net of issuance costs and commissions of approximately $598.
See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Common Stock Repurchased
 At March 31, 2022 and December 31, 2021, there were 8,210 authorized shares remaining under the current repurchase authorization. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.
Equity Capital Raising Activities
The following tables present our equity transactions for the three months ended March 31, 2022 and for the year ended December 31, 2021.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
March 31, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - March 31, 2022	6,162	$8.83	$54,436

December 31, 2021
Preferred C ATM Sales Agreement	January 19, 2021 - April 9, 2021	1,500	$24.38	$36,585
Common stock ATM Sales Agreement	March 3, 2021 - May 18, 2021	10,713	$12.07	$129,336
2021 Common stock ATM Sales Agreement	May 19, 2021 - December 10, 2021	17,915	$11.13	$199,444
(1)Weighted average price
Dividends
The following table presents our Series C Preferred Stock dividend transactions for the three months ended March 31, 2022.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2022	January 27, 2022	$0.14583	$998.5
February 15, 2022	February 28, 2022	$0.14583	998.5
March 15, 2022	March 28, 2022	$0.14583	998.5
Total dividends paid			$2,995.5

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our common stock dividend transactions for the three months ended March 31, 2022.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 18, 2022	January 28, 2022	$0.10	$9,654
February 15, 2022	February 28, 2022	$0.10	9,690
March 15, 2022	March 28, 2022	$0.10	9,764
Total dividends paid			$29,108
Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$(66,434)	$71,327
Less: Preferred dividends	(2,995)	(2,486)
Net Income (Loss) available (related) to common stockholders	$(69,429)	$68,841

Weighted average common shares outstanding – basic	96,226	65,964
Add: Effect of dilutive non-vested awards, assumed vested	—	1,054
Weighted average common shares outstanding – diluted	96,226	67,018
For the three months ended March 31, 2022, 760 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
Comprehensive Income (Loss)	$(144,972)	$29,093
Less: Preferred dividends	(2,995)	(2,486)
Comprehensive Income (Loss) available (related) to common stockholders	$(147,967)	$26,607
Net Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$(1.54)	$0.40
Diluted	$(1.54)	$0.40
Weighted average common shares outstanding:
Basic	96,226	65,964
Add: Effect of dilutive non-vested awards, assumed vested	—	1,054
Diluted	96,226	67,018
For the three months ended March 31, 2022, 760 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Comprehensive Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable loss for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
GAAP net income (loss)	$(66,434)	$71,327
Book to tax differences:
TRS income	(1)	(7)
Premium amortization expense	(41)	(48)
Agency Securities, trading	254,389	62,586
U.S. Treasury Securities	78,387	28
Changes in interest rate contracts	(250,900)	(122,195)
Gain on Security Sales	—	(7,354)
Amortization of deferred hedging costs	(39,581)	(41,867)
Other	550	417
Estimated REIT taxable loss	$(23,631)	$(37,113)
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2022 and at December 31, 2021, we had approximately $567,419 and $607,000 in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the year 2031. At March 31, 2022, we had $240,428 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2018	$(136,388)	2023
2019	$(13,819)	2024
2021	$(15,605)	2026
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was less than our total Stockholders’ Equity at March 31, 2022 by approximately $308,578, or approximately $3.07 per common share (based on the 100,361 common shares then outstanding). State and federal tax returns for the years 2018 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three months ended March 31, 2022 and March 31, 2021 were $32,103 and $22,543, respectively.
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
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
ARMOUR management fees	$8,125	$7,428
Less management fees waived	(1,950)	(2,400)
Total management fee expense	$6,175	$5,028
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three months ended March 31, 2022 and March 31, 2021, we reimbursed ACM $107 and $7 for other expenses incurred on our behalf. In 2017, 2020 and 2021, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

that generally vest over 5 years. In 2017, 2020 and 2021, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $162 and $207 for the three months ended March 31, 2022 and March 31, 2021, respectively.
BUCKLER
In March 2017, we contributed $352 for a 10.0% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $606 at March 31, 2022 and December 31, 2021, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For each of the three months ended March 31, 2022 and March 31, 2021, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum until the end of the first quarter of 2022
We have one subordinated loan agreement with BUCKLER, totaling $105.0 million and maturing on May 1, 2025. BUCKLER may, at its option after obtaining regulatory approval, repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three months ended March 31, 2022 and March 31, 2021, the Company earned $19 and $17, respectively, of interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, Buckler has not yet used the facility and therefore no interest expense was payable.
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 6,162 common shares for proceeds of $54,436, net of commissions of approximately $550 during the three months ended March 31, 2022 (see Note 10 - Stockholders' Equity).
The table below summarizes other transactions with BUCKLER for the three months ended March 31, 2022 and for the year ended December 31, 2021.

Transactions with BUCKLER	March 31, 2022	December 31, 2021
Repurchase agreements (1)	$3,372,837	$1,963,679
Collateral posted on repurchase agreements	$3,488,675	$2,036,385
U.S. Treasury Securities Purchased	$600,000	$100,000
U.S. Treasury Securities Sold	$800,000	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(1)Interest on repurchase agreements was $1,033 and $1,388 for the three months ended March 31, 2022 and March 31, 2021, respectively. See also, Note 6 - Repurchase Agreements for transactions with BUCKLER.
Note 15 - Subsequent Events
Series C Preferred Stock
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid on April 27, 2022 to holders of record on April 15, 2022. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable May 27, 2022 to holders of record on May 15, 2022 and payable June 27, 2022 to holders of record on June 15, 2022.
Common Stock
A cash dividend of $0.10 per outstanding common share, or $10,360 in the aggregate, will be paid on April 29, 2022 to holders of record on April 18, 2022. We have also declared a cash dividend of $0.10 per outstanding common share payable May 27, 2022 to holders of record on May 16, 2022.
Between April 1, 2022 and April 14, 2022, we issued 2,809 shares under our 2021 Common stock ATM Sales Agreement, with BUCKLER as the sales agent, for proceeds of $22,974 net of issuance costs and commissions of $231.

                                                       31
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
Overview
We are a Maryland corporation managed by ACM, an investment advisor registered with the SEC (see Note 8 and Note 14 to the consolidated financial statements). We have elected to be taxed as a REIT under the Code. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.
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
At March 31, 2022 and December 31, 2021, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Management
See Note 8 and Note 14 to the consolidated financial statements.
Market and Interest Rate Trends and the Effect on our Securities Portfolio
Federal Reserve Actions
On March 16, 2022, the Federal Reserve raised its target range for the Federal Funds Rate to between 0.25% and 0.5%. The Fed also stated that it anticipates that ongoing increases in the target range will be appropriate. The Fed further indicated that it expects to begin reducing its holdings of agency mortgage-backed securities and other fixed-income assets at a coming meeting. Financial markets will likely be highly sensitive to the Fed’s interest rate decisions, its bond purchasing and balance sheet holding decisions, as well as its communication. ARMOUR continues to mitigate risk and maximize

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

liquidity within the scope of its business plan. The agency mortgage-backed securities market remains highly dependent on the future course and timing of the Fed's actions on interest rates as well as its purchases and holdings of our target assets.
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
Short-term Interest Rates and Funding Costs
Changes in Fed policy affect our financial results, since our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our MBS would cause our net income to decline. Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since March 2020.

Meeting Date	Lower Bound	Higher Bound
March 16, 2022	0.25%	0.50%
March 16, 2020	0.00%	0.25%
March 3, 2020	1.00%	1.25%
Our borrowings in the repurchase market have historically closely tracked the Federal Funds Rate, LIBOR (prior to its dissolution) and more recently SOFR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result. Our derivatives are either Federal Funds Rate or SOFR-based interest rate swap contracts (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from March 31, 2020 to March 31, 2022.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Results of Operations

	For the Three Months Ended March 31,
	2022	2021

Net Interest Income	$30,935	$16,061
Total Other Income (Loss)	(88,142)	63,360
Total Expenses after fees waived	(9,227)	(8,094)
Net Income (Loss)	$(66,434)	$71,327
Reclassification adjustment for realized gain on sale of available for sale Agency Securities	—	(7,354)
Net unrealized loss on available for sale Agency Securities	$(78,538)	$(34,880)
Other Comprehensive Loss	$(78,538)	$(42,234)
Comprehensive Income (Loss)	$(144,972)	$29,093
Net income (loss) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflected interest income and expense from a larger average securities portfolio as well as mark to market losses on our Agency Securities due to changes in interest rates offset in part due to fair value gains on our derivatives.
Net interest income is a function of both our securities portfolio size and net interest rate spread.

	For the Three Months Ended March 31,
	2022	2021
Interest Income:
Agency Securities, net of amortization of premium and fees	$27,681	$18,558
U.S. Treasury Securities	5,641	—
BUCKLER Subordinated loan	19	17
Total Interest Income	$33,341	$18,575
Interest expense- repurchase agreements	(2,406)	(2,427)
Interest expense- U.S. Treasury Securities sold short	—	(87)
Net Interest Income	$30,935	$16,061
Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
•Our average securities portfolio, including TBA Agency Securities, increased 25.5% from $6,902,777 to $8,661,923 quarter over quarter due to the repositioning of our securities portfolio. We disposed of TBA Agency Securities and purchased U.S. Treasury Securities and additional Agency Securities, trading.
•Our average securities portfolio yield increased 0.36% and our cost of funds increased 0.07% quarter over quarter.
•Our net interest rate spread increased by 0.29% quarter over quarter.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 2022	2.20%	0.42%	1.78%	0.17%
December 2021	2.15%	0.40%	1.75%	0.16%
September 2021	2.15%	0.45%	1.70%	0.17%
June 2021	1.95%	0.50%	1.45%	0.17%
March 2021	1.84%	0.35%	1.49%	0.23%
December 2020	1.99%	0.27%	1.72%	0.26%
September 2020	2.21%	0.26%	1.95%	0.26%
June 2020	2.53%	0.90%	1.63%	0.55%
March 2020	3.18%	1.95%	1.23%	1.94%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Income (Loss)

	For the Three Months Ended March 31,
	2022	2021
Other Income (Loss):
Realized gain on sale of available for sale Agency Securities (reclassified from Other Comprehensive Loss)	$—	$7,354
Loss on Agency Securities, trading	(254,389)	(62,586)
Loss on U.S. Treasury Securities	(78,387)	—
Loss on short sale of U.S. Treasury Securities	—	(28)
Subtotal	$(332,776)	$(55,260)
Realized loss on derivatives	(102,065)	(27,360)
Unrealized gain on derivatives	346,699	145,980
Subtotal	$244,634	$118,620
Total Other Income (Loss)	$(88,142)	$63,360
Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
•We did not sell any Agency Securities, available for sale during the three months ended March 31, 2022. Gains on Agency Securities, available for sale, resulted from gains from sales of Agency Securities of $87,875 for the three months ended March 31, 2021.
•We evaluate our available for sale securities, at least quarterly, to determine if the available for sale securities in an unrealized loss position are impaired. No credit loss expense was incurred.
•Loss on Agency Securities, trading, includes changes in fair value of the securities as well as the loss on sales. For the three months ended March 31, 2022, the change in fair value of the securities was $(254,389) compared to $(59,381) for the three months ended March 31, 2021. We did not sell any Agency Securities, trading during the three months ended March 31, 2022. For the three months ended March 31, 2021, we sold $675,845 of Agency Securities, trading which resulted in a loss of $(3,205).
•Loss on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the loss on sales. For the three months ended March 31, 2022, the change in fair value of the securities was $(32,614). For the three months ended March 31, 2022, we sold $1,517,838 of U.S. Treasury Securities resulting in a realized loss of $(45,773). We did not have any U.S. Treasury Securities for the three months ended March 31, 2021.
•Gain (losses) on Derivatives resulted from a combination of the following:
◦Interest rate swap contracts' aggregate notional balance increased from $7,210,000 at December 31, 2021 to $7,410,000 at March 31, 2022.
◦Changes in fair value due to interest rate movements.
◦Our total TBA Agency Securities aggregate notional balance was $4,500,000 at December 31, 2021 and $750,000 at March 31, 2022. The decrease in TBA prices as we exited our positions during the quarter resulted in losses of $(99,199) and $(63,764) for the three months ended March 31, 2022 and March 31, 2021, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

	For the Three Months Ended March 31,
	2022	2021
Expenses:
Management fees	$8,140	$7,437
Professional fees	620	738
Insurance	200	193
Compensation	1,409	1,676
Other	808	450
Total Expenses	$11,177	$10,494
Less management fees waived	(1,950)	(2,400)
Total Expenses after fees waived	$9,227	$8,094
Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective average management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2022 and March 31, 2021, the effective management fee, prior to management fees waived, was 0.97% and 1.00% based on gross equity raised of $3,368,971 and $3,026,269, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice.
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
Taxable Income
As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 13 to the consolidated financial statements).
Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2022 and at December 31,

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

2021, we had approximately $567,419 and $607,000, respectively, in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the year 2031. We currently project that such amortization will exceed the Company's other taxable income for 2022. As a result, we currently project that all 2022 dividends on the Company's common stock and Series C Preferred Stock will be treated as basis adjustments rather than currently taxable income for stockholder tax purposes. This is consistent with the treatment of dividends for 2021. At March 31, 2022, we had $240,428 of net operating loss carryforwards available for use indefinitely.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners (see Note 12 to the consolidated financial statements).
Financial Condition
Investments In Securities
Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in MBS. Our TBA Agency Securities are reported at net carrying value and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).
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
Adjustable and hybrid adjustable rate mortgage loans underlying some of our Agency Securities have fixed interest rates after which time the interest rates reset and become adjustable. After a reset date, interest rates on our adjustable and hybrid adjustable Agency Securities float based on spreads over various indices, typically the one-year constant maturity treasury rate. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap and through the maturity of the security, known as a lifetime cap.
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
The tables below summarize certain characteristics of our investments in securities at March 31, 2022 and December 31, 2021.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
March 31, 2022
Agency Securities:
Total Fannie Mae	$5,260,884	$5,204,143	3.0%	5.6%	291	61.8%
Total Freddie Mac	1,196,691	1,182,663	3.0%	10.0%	309	14.0
Total Ginnie Mae	12,299	12,540	1.7%	7.9%	207	0.2
Total Agency Securities	$6,469,874	$6,399,346	3.0%	6.4%	294	76.0%
TBA Agency Securities:
30 Year Long (2)	750,000	763,273	4.0%	n/a	n/a	9.1
Total TBA Agency Securities	$750,000	$763,273	4.0%	n/a	n/a	9.1%
U.S. Treasury Securities	1,300,000	1,258,020	1.6%	n/a	83	14.9%
Total Investments in Securities	$8,519,874	$8,420,639				100.0%
(1)Weighted average CPR during the quarter for the securities owned at March 31, 2022.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $2,719 at March 31, 2022 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
December 31, 2021
Agency Securities:
Total Fannie Mae	$3,316,796	$3,523,449	3.0%	8.5%	255	38.4%
Total Freddie Mac	829,325	869,731	3.0%	16.7%	283	9.5
Total Ginnie Mae	12,957	13,341	1.8%	10.7%	210	0.1
Total Agency Securities	$4,159,078	$4,406,521	3.0%	10.2%	260	48.0%
TBA Agency Securities:
15 Year Long (2)	2,700,000	2,741,820	1.8%	n/a	n/a	29.8
30 Year Long (2)	1,800,000	1,833,240	2.5%	n/a	n/a	20.0
Total TBA Agency Securities	$4,500,000	$4,575,060	2.1%			49.8%
U.S. Treasury Securities	$200,000	$198,833	0.7%	n/a	61	2.2%
Total Investments in Securities	$8,859,078	$9,180,414				100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2021.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $7,697, at December 31, 2021 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).
Repurchase Agreements
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate, LIBOR (prior to its dissolution) and most recently SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 19 and 18 of which had open repurchase agreements with us at March 31, 2022 and December 31, 2021, respectively. We had outstanding balances under our repurchase agreements at March 31, 2022 and December 31, 2021 of $6,440,004 and $3,948,037, respectively, consistent with the increase in our MBS in our securities portfolio. At March 31, 2022 and December 31, 2021, BUCKLER accounted for 52.4% and 49.7%, respectively, of our aggregate borrowings and had an amount at risk of 8.3% and 5.0%, respectively, of our total stockholders' equity with a weighted average maturity of 16 days and 35 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2022, the average haircut percentage was 2.75% compared to 3.45% at December 31, 2021. The change in the average haircut percentage is a reflection of the decrease in our securities portfolio and the disposition of our Credit Risk and Non-Agency Securities which had higher haircut levels than our Agency Securities.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

We had contractual commitments under derivatives at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, we had derivatives with a net fair value of $542,698 and $188,173, respectively. At March 31, 2022, we had interest rate swap contracts with an aggregate notional balance of $7,410,000, a weighted average swap rate of 0.66% and a weighted average term of 75 months. At December 31, 2021, we had interest rate swap contracts with an aggregate notional balance of $7,210,000, a weighted average swap rate of 0.63% and a weighted average term of 77 months (see Note 7 to the consolidated financial statements). We also had TBA Agency Securities with an aggregate notional balance of $750,000 and $4,500,000 at March 31, 2022 and December 31, 2021, respectively.
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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains of $244,634 and $118,620, for the three months ended March 31, 2022 and March 31, 2021, respectively, related to our derivatives.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At March 31, 2022, our liquidity totaled $628,321, consisting of $316,852 of cash plus $311,469 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities (refer to Note 10 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at March 31, 2022 and December 31, 2021.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At March 31, 2022 and December 31, 2021, we financed our securities portfolio with $6,440,004 and $3,948,037 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at March 31, 2022 and December 31, 2021, were 6.30:1 and 3.45:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 7.04:1 and 7.39:1 at March 31, 2022 and December 31, 2021, respectively.
Securities Portfolio Matters

	For the Three Months Ended March 31,
	2022	2021
Securities purchased using proceeds from repurchase agreements and principal repayments	$5,119,205	$686,117
Average securities portfolio	$8,661,923	$6,902,777
Cash received from principal repayments on MBS	$131,356	$278,722
Net cash increase (decrease) from repurchase agreements	$2,491,967	$(725,275)
Cash interest payments made on liabilities	$19,371	$4,193
Cash and cash collateral posted to counterparties provided by (used in) operating activities (1)	$(83,704)	$21,197
(1)The decrease in cash and cash collateral posted to counterparties related to operating activities from 2021 to 2022 was primarily due to the mark to market losses on our securities portfolio.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 14 to the consolidated financial statements). The management agreement runs through June 18, 2027 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
ARMOUR management fees	$8,125	$7,428
Less management fees waived	(1,950)	(2,400)
Total Management fee expense	$6,175	$5,028
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2022, there were 2,167 shares available for future issuance under the Plan.
At March 31, 2022, there was approximately $10,523 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $13.85 per share), which we expect to recognize as an expense as follows: in 2022 an expense of $3,202, in 2023 an expense of $2,416, and thereafter an expense of $4,905. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 9 to the consolidated financial statements).
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
The following graph represents the outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our MBS. Our repurchase agreements balance will fluctuate based on our change in capital, leverage targets and the market prices of our assets (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity (see Note 6 and Note 14 to the consolidated financial statements).

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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. These requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Stockholders’ Equity
See Note 10 to the consolidated financial statements.
 Critical Accounting Policies
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
Valuation modeling is required because each individual MBS pool is a separately identified security with individual combinations of characteristics that influence market pricing. While the Agency Security market is generally very active and liquid within the context of broader classes of MBS, any particular security will likely trade infrequently. Our interest rate contracts are bilateral contracts with individual dealers and counterparties and are not cleared through recognized clearing organizations. Valuation models for these positions rely on information from the active and liquid general interest rate swap market to infer the value of these unique positions.
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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three months ended March 31, 2022, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $0.26 per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.16 or less.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Gains and losses on available for sale Agency Securities are included in net income only when realized upon sale or recognized as impairments; therefore, reported net income will generally not reflect all elements of our overall investment performance for the period. At March 31, 2022, the fair value of our available for sale Agency Securities totaled $1,277,355 which represented 16.68% of our securities positions, or 15.17% of our total investment securities, including TBA Agency Securities.
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
Subsequent Events
See Note 15 to the consolidated financial statements.
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
•the geopolitical situation as a result of the war in Ukraine may adversely effect the U.S. economy, which may lead the Fed to take actions that may impact our business;
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
ARMs	Adjustable Rate Mortgage backed securities.
Basis swap contracts	Derivative contracts that allow us to exchange one floating interest rate basis for another, for example, 3 month Fed Funds Rates, thereby allowing us to diversify our floating rate basis exposures.
Board	ARMOUR’s Board of Directors.
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
A portion of our securities portfolio consists of hybrid adjustable rate and adjustable rate MBS. Hybrid mortgages are ARMs that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable rate for the remaining loan term. ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount the interest rate can change during any given period. Furthermore, some ARMs may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. ARMs are also typically subject to a minimum interest rate payable. Most of our adjustable rate assets are based on the one-year constant maturity treasury rate. Our fixed rate MBS have interest rates that are not variable and are constant for the entire loan term.
Our borrowings are not subject to similar restrictions and are generally repurchase agreements of limited duration that track the Federal Funds Rate and SOFR and are periodically refinanced at current market rates. Therefore, on average, our cost of funds may rise or fall more quickly than our earnings rate on our assets. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the changes in the interest rates on our mortgage related assets could be limited. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.
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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2022 and December 31, 2021. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
March 31, 2022
1.00%	8.31%	(0.90)%	(7.94)%
0.50%	4.16%	(0.43)%	(3.80)%
(0.50)%	(2.49)%	0.33%	2.92%
(1.00)%	(2.75)%	0.49%	4.34%

December 31, 2021
1.00%	48.15%	(0.85)%	(6.98)%
0.50%	24.45%	(0.30)%	(2.49)%
(0.50)%	(3.93)%	(0.07)%	(0.57)%
(1.00)%	(6.69)%	(0.56)%	(4.60)%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of March 31, 2022 and December 31, 2021. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	March 31, 2022		December 31, 2021
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.30)%	(10.73)%	(1.35)%	(10.81)%
+10 BPS	(0.52)%	(4.29)%	(0.54)%	(4.32)%
-10 BPS	0.52%	4.29%	0.54%	4.32%
-25 BPS	1.30%	10.73%	1.35%	10.81%
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
At March 31, 2022 and December 31, 2021, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.
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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2022. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.
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

April 27, 2022	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer