Form 10-Q
period 2022-06-30
Armour Residential REIT, Inc.
filed 2022-07-27
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 26, 2022 was 114,634,561.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	June 30, 2022	December 31, 2021
Assets
Cash	$209,135	$337,664
Cash collateral posted to counterparties	24,598	18,552
Investments in securities, at fair value
Agency Securities (including pledged securities of $6,465,475 at June 30, 2022 and $3,995,804 at December 31, 2021)	6,697,367	4,406,521
U.S. Treasury Securities (including pledged securities of $529,174 at June 30, 2022 and $98,859 at December 31, 2021)	596,521	198,833
Receivable for unsettled sales	427,203	—
Derivatives, at fair value	772,451	199,073
Accrued interest receivable	21,588	10,570
Prepaid and other	3,106	1,094
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$8,856,969	$5,277,307
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$6,692,547	$3,948,037
Cash collateral posted by counterparties	818,846	171,060
Payable for unsettled purchases	358,753	—
Derivatives, at fair value	3,772	10,900
Accrued interest payable- repurchase agreements	5,382	944
Accounts payable and other accrued expenses	5,011	2,727
Total Liabilities	$7,884,311	$4,133,668

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($25.00 per share liquidation preference)	7	7
Common stock, $0.001 par value, 200,000 shares authorized; 110,586 shares and 94,152 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	111	94
Additional paid-in capital	3,537,598	3,403,127
Cumulative distributions to stockholders	(1,905,211)	(1,837,955)
Accumulated net loss	(653,632)	(528,607)
Accumulated other comprehensive income (loss)	(6,215)	106,973
Total Stockholders’ Equity	$972,658	$1,143,639
Total Liabilities and Stockholders’ Equity	$8,856,969	$5,277,307
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income:
Interest Income	$48,080	$18,220	$81,421	$36,795
Interest expense	(13,033)	(1,548)	(15,439)	(4,062)
Net Interest Income	$35,047	$16,672	$65,982	$32,733
Other Income (Loss):
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Comprehensive Loss)	(7,501)	—	(7,501)	7,354
Gain (loss) on Agency Securities, trading	(249,022)	19,183	(503,411)	(43,403)
Loss on U.S. Treasury Securities	(33,983)	—	(112,370)	(28)
Gain (loss) on derivatives, net (1)	206,272	(96,393)	450,906	22,227
Total Other Loss	$(84,234)	$(77,210)	$(172,376)	$(13,850)
Expenses:
Management fees	8,297	7,718	16,437	15,155
Compensation	1,410	1,675	2,819	3,351
Other Operating	1,647	1,343	3,275	2,724
Total Expenses	$11,354	$10,736	$22,531	$21,230
Less management fees waived	(1,950)	(2,100)	(3,900)	(4,500)
Total Expenses after fees waived	$9,404	$8,636	$18,631	$16,730
Net Income (Loss)	$(58,591)	$(69,174)	$(125,025)	$2,153
Dividends on preferred stock	(2,996)	(2,996)	(5,991)	(5,482)
Net Loss related to common stockholders	$(61,587)	$(72,170)	$(131,016)	$(3,329)

Net Income (Loss)	$(58,591)	$(69,174)	$(125,025)	$2,153
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	7,501	—	7,501	(7,354)
Net unrealized gain (loss) on available for sale Agency Securities	(42,151)	7,842	(120,689)	(27,038)
Other Comprehensive income (loss)	(34,650)	7,842	(113,188)	(34,392)
Comprehensive Loss	$(93,241)	$(61,332)	$(238,213)	$(32,239)
Dividends on preferred stock	(2,996)	(2,996)	(5,991)	(5,482)
Comprehensive Loss related to common stockholders	$(96,237)	$(64,328)	$(244,204)	$(37,721)

Net Loss per share related to common stockholders (Note 11):
Basic	$(0.58)	$(0.95)	$(1.29)	$(0.05)
Diluted	$(0.58)	$(0.95)	$(1.29)	$(0.05)
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
Weighted average common shares outstanding:
Basic	106,514	76,064	101,396	71,041
Diluted	106,514	76,064	101,396	71,041
(1) Interest expense related to our interest rate swap contracts is recorded in gain (loss) on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, December 31, 2021	6,847	94,152	$7	$94	$3,403,127	$(1,837,955)	$(528,607)	$106,973	$1,143,639
Comprehensive loss	—	—	—	—	—	—	(125,025)	(113,188)	(238,213)
Issuance of common stock, net	—	16,587	—	17	134,121	—	—	—	134,138
Stock based compensation, net of withholding requirements	—	95	—	—	1,894	—	—	—	1,894
Common stock repurchased	—	(248)	—	—	(1,544)	—	—	—	(1,544)
Preferred stock dividends	—	—	—	—	—	(5,991)	—	—	(5,991)
Common stock dividends	—	—	—	—	—	(61,265)	—	—	(61,265)
Balance, June 30, 2022	6,847	110,586	$7	$111	$3,537,598	$(1,905,211)	$(653,632)	$(6,215)	$972,658
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$(125,025)	$2,153
Adjustments to reconcile net income (loss) to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	13,464	28,175
Net accretion of U.S. Treasury Securities	(1,176)	—
Realized (gain) loss on sale of Agency Securities, available for sale	7,501	(7,354)
Loss on Agency Securities, trading	503,411	43,403
Loss on U.S. Treasury Securities	112,370	28
Stock based compensation	1,894	2,404
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(10,402)	2,985
(Increase) decrease in prepaid and other assets	(2,012)	283
Change in derivatives, at fair value	(580,506)	(36,155)
Increase (decrease) in accrued interest payable- repurchase agreements	4,438	(1,077)
Increase in accounts payable and other accrued expenses	2,284	2,074
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$(73,759)	$36,919
Cash Flows From Investing Activities:
Purchases of Agency Securities	(5,482,336)	(469,515)
Purchases of U.S. Treasury Securities	(3,441,267)	(390,126)
Principal repayments of Agency Securities	287,457	502,638
Proceeds from sales of Agency Securities	2,197,403	901,053
Proceeds from sales of U.S. Treasury Securities	2,932,385	390,098
Disbursements on reverse repurchase agreements	—	(391,125)
Receipts from reverse repurchase agreements	—	391,125
Increase in cash collateral posted by counterparties	647,786	62,194
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$(2,858,572)	$996,342
Cash Flows From Financing Activities:
Issuance of Series C Preferred stock, net of expenses	—	36,585
Issuance of common stock, net of expenses	134,138	212,224
Proceeds from repurchase agreements	34,679,574	15,545,436
Principal repayments on repurchase agreements	(31,935,064)	(16,420,134)
Series C Preferred stock dividends paid	(5,991)	(5,482)
Common stock dividends paid	(61,265)	(43,254)
Common stock repurchased	(1,544)	—
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$2,809,848	$(674,625)
Net increase (decrease) in cash and cash collateral posted to counterparties	(122,483)	358,636
Cash and cash collateral posted to counterparties - beginning of period	356,216	171,668
Cash and cash collateral posted to counterparties - end of period	$233,733	$530,304
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Supplemental Disclosure:
Cash paid during the period for interest	$33,476	9,698
Non-Cash Investing Activities:
Receivable for unsettled sales	$427,203	—
Payable for unsettled purchases	$(358,753)	(206,126)
Net unrealized loss on available for sale Agency Securities	$(120,689)	(27,038)
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
At June 30, 2022 and December 31, 2021, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.
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
Available for Sale Securities represent investments that we intend to hold for extended periods of time and are reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of comprehensive income (loss).
Trading Securities are reported at their estimated fair values with gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations and comprehensive income (loss).
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
In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at June 30, 2022 and December 31, 2021.
Derivatives, at Fair Value
We recognize all derivatives individually as either assets or liabilities at fair value on our consolidated balance sheets. All changes in the fair values of our derivatives are reflected in our consolidated statements of operations and comprehensive income (loss). We designate derivatives as hedges for tax purposes and any unrealized derivative gains or losses would not affect our distributable net taxable income. These transactions may include interest rate swap contracts, interest rate swaptions, basis swap contracts and futures contracts.
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
Revenue Recognition
Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Purchase and sale transactions (including TBA Agency Securities) are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

realized from sales of available for sale securities are reclassified into income from Comprehensive Loss and are determined using the specific identification method.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

June 30, 2022	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$6,697,367	$—	$6,697,367
U.S. Treasury Securities	$596,521	$—	$—	$596,521
Derivatives	$—	$772,451	$—	$772,451
Liabilities at Fair Value:
Derivatives	$—	$3,772	$—	$3,772

December 31, 2021	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$4,406,521	$—	$4,406,521
U.S. Treasury Securities	$198,833	$—	$—	$198,833
Derivatives	$—	$199,073	$—	$199,073
Liabilities at Fair Value:
Derivatives	$—	$10,900	$—	$10,900
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2022 or for the year ended December 31, 2021.
Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at June 30, 2022 and December 31, 2021.
Note 5 - Investments in Securities
As of June 30, 2022 and December 31, 2021, our securities portfolio consisted of $7,293,888 and $4,605,354 of investment securities, at fair value, respectively, and $683,352 and $4,575,060 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $596 and $7,697, at June 30, 2022 and December 31, 2021, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables summarize our investments in securities as of June 30, 2022 and December 31, 2021, excluding TBA Agency Securities (see Note 7 - Derivatives). Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale are reported in other comprehensive income as required by GAAP.

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	Totals
June 30, 2022
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$4,605,354
Purchases (1)	—	5,840,473	3,441,267	9,281,740
Proceeds from sales	(943,314)	(1,254,089)	(2,932,385)	(5,129,788)
Receivable for unsettled sales	—	(427,203)	—	(427,203)
Principal repayments	(56,569)	(230,888)	—	(287,457)
Losses	(120,689)	(503,411)	(112,370)	(736,470)
(Amortization) accretion	(3,127)	(10,337)	1,176	(12,288)
Balance, June 30, 2022	$264,146	$6,433,221	$596,521	$7,293,888
Percentage of Portfolio	3.62%	88.20%	8.18%	100.00%

December 31, 2021
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$5,178,322
Purchases (1)	—	1,265,942	987,887	2,253,829
Proceeds from sales	(167,202)	(813,178)	(779,684)	(1,760,064)
Principal repayments	(339,393)	(531,592)	—	(870,985)
Losses	(61,106)	(77,145)	(9,391)	(147,642)
(Amortization) accretion	(15,356)	(32,771)	21	(48,106)
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$4,605,354
Percentage of Portfolio	30.14%	65.55%	4.31%	100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Available for Sale Securities
At least quarterly, we evaluate our available for sale securities to determine if the available for sale securities in an unrealized loss position are impaired. No credit loss expense was incurred for the three and six months ended June 30, 2022 or for the three and six months ended June 30, 2021.
The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at June 30, 2022 and December 31, 2021. Our available for sale securities had a weighted average coupon of 4.34% and 3.83% at June 30, 2022 and December 31, 2021, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
June 30, 2022
Total Fannie Mae	$116,932	$121,254	$(2,512)	$—	$118,742
Total Freddie Mac	143,345	149,017	(3,702)	—	145,315
Total Ginnie Mae	86	90	(1)	—	89
Total	$260,363	$270,361	$(6,215)	$—	$264,146

December 31, 2021
Total Fannie Mae	$1,063,403	$1,088,209	$(21)	$99,138	$1,187,326
Total Freddie Mac	172,550	179,385	(4)	7,797	187,178
Total Ginnie Mae	12,957	13,278	(20)	83	13,341
Total	$1,248,910	$1,280,872	$(45)	$107,018	$1,387,845
The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022	$264,142	$(6,215)	$4	$—	$264,146	$(6,215)
December 31, 2021	$2,924	$(17)	$5,185	$(28)	$8,109	$(45)
Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
The following table summarizes the weighted average lives of our available for sale securities at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$126	$128	$179	$174
≥ 1 year and < 3 years	2,992	3,101	27,110	26,731
≥ 3 years and < 5 years	13,662	13,928	333,598	319,762
≥ 5 years	247,366	253,204	1,026,958	934,205
Total Available for Sale Securities	$264,146	$270,361	$1,387,845	$1,280,872
We use a third-party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at June 30, 2022 and December 31, 2021 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.
Trading Securities
The components of the carrying value of our trading securities at June 30, 2022 and December 31, 2021 are presented in the table below.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
June 30, 2022
Agency Securities:
Total Fannie Mae	$5,237,987	$5,317,876	$(326,195)	$3,140	$4,994,821
Total Freddie Mac	1,489,290	1,487,800	(50,042)	642	1,438,400
Total Agency Securities	$6,727,277	$6,805,676	$(376,237)	$3,782	$6,433,221
U.S. Treasury Securities	605,000	596,361	(392)	552	596,521
Total Trading Securities	$7,332,277	$7,402,037	$(376,629)	$4,334	$7,029,742

December 31, 2021
Agency Securities:
Total Fannie Mae	$2,253,393	$2,382,146	$(47,079)	$1,056	$2,336,123
Total Freddie Mac	656,775	690,053	(7,546)	46	682,553
Total Agency Securities	$2,910,168	$3,072,199	$(54,625)	$1,102	$3,018,676
U.S. Treasury Securities	200,000	198,987	(154)	—	198,833
Total Trading Securities	$3,110,168	$3,271,186	$(54,779)	$1,102	$3,217,509
The following table summarizes the weighted average lives of our trading securities at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$99,773	$99,889	$99,973	$99,978
≥ 1 year and < 3 years	—	—	5,323	5,365
≥ 3 years and < 5 years	—	—	472,774	475,600
≥ 5 years	6,929,969	7,302,148	2,639,439	2,690,243
Total	$7,029,742	$7,402,037	$3,217,509	$3,271,186
We use a third-party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at June 30, 2022 and December 31, 2021 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements
At June 30, 2022, we had active MRAs with 37 counterparties and had $6,692,547 in outstanding borrowings with 20 of those counterparties. At December 31, 2021, we had MRAs with 34 counterparties and had $3,948,037 in outstanding borrowings with 18 counterparties.
The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at June 30, 2022 and December 31, 2021. No amounts below are subject to offsetting. Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2022, the average haircut percentage was 3.01% compared to 3.45% at December 31, 2021. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
June 30, 2022
Agency Securities
≤ 30 days	$4,849,273	1.34%	16
> 30 days to ≤ 90 days	1,321,582	1.49%	43
> 60 days to ≤ 90 days	26,605	0.98%	84
Total or Weighted Average	$6,197,460	1.37%	22

U.S. Treasury Securities
≤ 30 days	495,087	1.54%	1
Total or Weighted Average	$6,692,547	1.38%	21

December 31, 2021
Agency Securities
≤ 30 days	$2,565,743	0.13%	13
> 30 days to ≤ 60 days	647,584	0.13%	35
> 60 days to ≤ 90 days	635,710	0.11%	89
Total or Weighted Average	$3,849,037	0.13%	29

U.S. Treasury Securities
≤ 30 days	99,000	0.12%	3
Total or Weighted Average	$3,948,037	0.12%	29
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At June 30, 2022 and December 31, 2021, BUCKLER accounted for 51.3% and 49.7%, respectively, of our aggregate borrowings and had an amount at risk of 10.3% and 5.0%, respectively, of our total stockholders' equity with a weighted average maturity of 17 days and 35 days, respectively, on repurchase agreements (see Note 14 - Related Party Transactions for other transactions with BUCKLER).
In addition, at June 30, 2022, we had 4 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 25.9% of our repurchase agreement borrowings outstanding at June 30, 2022. At December 31, 2021, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 16.0% of our repurchase agreement borrowings at December 31, 2021.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at June 30, 2022 and December 31, 2021.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2022
Interest rate swap contracts	$765,923	$—	$(698,422)	$67,501
Futures contracts	2,160	—	9,065	11,225
TBA Agency Securities	4,368	(3,772)	7,159	7,755
Totals	$772,451	$(3,772)	$(682,198)	$86,481

December 31, 2021
Interest rate swap contracts	$187,661	$(7,185)	$(161,529)	$18,947
TBA Agency Securities	11,412	(3,715)	4,036	11,733
Totals	$199,073	$(10,900)	$(157,493)	$30,680
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2022
TBA Agency Securities	(3,772)	3,772	—	—
Totals	$(3,772)	$3,772	$—	$—

December 31, 2021
Interest rate swap contracts	$(7,185)	$7,185	$—	$—
TBA Agency Securities	(3,715)	3,715	—	—
Totals	$(10,900)	$10,900	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and June 30, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

		Income (Loss) Recognized
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives	Location on consolidated statements of operations and comprehensive income (loss)	2022	2021	2022	2021
Interest rate swap contracts:
Interest income	Gain (loss) on derivatives, net	11,913	884	$13,632	$1,756
Interest expense	Gain (loss) on derivatives, net	(10,376)	(8,734)	(18,361)	(13,182)
Changes in fair value	Gain (loss) on derivatives, net	220,485	(131,815)	570,584	54,145
		$222,022	$(139,665)	$565,855	$42,719
Futures contracts:
Realized gain	Gain (loss) on derivatives, net	(9)	—	(9)	—
Changes in fair value	Gain (loss) on derivatives, net	2,160	—	2,160	—
		$2,151	$—	$2,151	$—
TBA Agency Securities:
Realized gain	Gain (loss) on derivatives, net	(15,732)	4,201	(111,531)	(19,583)
Changes in fair value	Gain (loss) on derivatives, net	(2,169)	39,071	(5,569)	(909)
		$(17,901)	$43,272	$(117,100)	$(20,492)
Totals		$206,272	$(96,393)	$450,906	$22,227
The following tables present information about our derivatives at June 30, 2022 and December 31, 2021.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
June 30, 2022
< 3 years	$1,066,000	16	0.10%
≥ 3 years and < 5 years	1,342,000	55	0.59%
≥ 5 years and < 7 years	100,000	81	1.04%
≥ 7 years	4,402,000	102	0.95%
Total or Weighted Average (2)	$6,910,000	79	0.75%

December 31, 2021
< 3 years	$1,593,000	15	0.08%
≥ 3 years and < 5 years	708,000	57	0.24%
≥ 5 years and < 7 years	707,000	64	0.88%
≥ 7 years	4,202,000	107	0.87%
Total or Weighted Average (3)	$7,210,000	77	0.63%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $6,007,000 notional are Fed Funds based swaps, the last of which matures in 2032 and $903,000 notional are SOFR based swaps, the last of which matures in 2032. Includes $550,000 notional of forward settling swap contracts that settle by September 23, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(3)Of this amount, $1,203,000 notional are SOFR based swaps, the last of which matures in 2023; and $6,007,000 notional are Fed Funds based swaps, the last of which matures in 2032.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
June 30, 2022
30 Year Long
4.5%	375,000	377,955	376,919
5.0%	300,000	304,742	306,433
Total (1)	$675,000	$682,697	$683,352

December 31, 2021
15 Year Long
1.5%	$1,000,000	$999,840	$1,003,125
2.0%	1,700,000	1,733,652	1,738,695
30 Year Long
2.0%	300,000	300,789	299,227
2.5%	1,200,000	1,224,820	1,223,510
3.0%	300,000	309,734	310,503
Total (1)	$4,500,000	$4,568,835	$4,575,060
(1)$1,225,000 and $400,000 notional were forward settling at June 30, 2022 and December 31, 2021, respectively.
Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2022 and June 30, 2021, the effective management fee, prior to management fees waived, was 0.97% and 0.98% based on gross equity raised of $3,448,004 and $3,196,072, respectively.
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the three and six months ended June 30, 2022, and June 30, 2021 ACM waived management fees of $1,950 and $3,900 and $2,100 and $4,500, respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2022 and December 31, 2021.
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
Note 9 - Stock Based Compensation
We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2022, there were 2,167 shares available for future issuance under the Plan.
Transactions related to awards for the six months ended June 30, 2022 are summarized below:

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	June 30, 2022
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	823	$14.07
Vested	(127)	$16.73
Unvested RSU Awards Outstanding end of period	696	$13.59
At June 30, 2022, there was approximately $9,463 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $13.59 per share), which we expect to recognize as an expense as follows: for the remainder of 2022 expense of $2,120, in 2023 expense of $2,416, and thereafter expense of $4,927. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
Changes in Stockholders' Equity
The following table presents the changes in Stockholders' Equity for the following periods.

	For the Three Months Ended		For the Three Months Ended		Balance at
Stockholders' Equity	March 31, 2022	June 30, 2022	March 31, 2021	June 30, 2021	June 30, 2021
Balance, beginning of period	$1,143,639	$1,021,935	$938,304	$1,027,186	$938,304
Other comprehensive loss	(78,538)	(34,650)	(42,234)	7,842	(34,392)
Net income (loss)	(66,434)	(58,591)	71,327	(69,174)	2,153
Issuance of Series C Preferred Stock	—	—	28,173	8,412	36,585
Issuance of Common stock, net	54,436	79,702	52,960	159,264	212,224
Stock based compensation, net of withholding requirements	935	959	1,199	1,205	2,404
Common Stock repurchased	—	(1,544)	—	—	—
Series C Preferred dividends ($0.14583 per share)	(2,995)	(2,996)	(2,486)	(2,996)	(5,482)
Common stock dividends ($0.10 per share)	(29,108)	(32,157)	(20,057)	(23,197)	(43,254)
Balance, end of period	$1,021,935	$972,658	$1,027,186	$1,108,542	$1,108,542
The following table presents the components of cumulative distributions to stockholders at June 30, 2022 and December 31, 2021.

Cumulative Distributions to Stockholders	June 30, 2022	December 31, 2021
Preferred dividends	$138,836	$132,845
Common stock dividends	1,766,375	1,705,110
Total	$1,905,211	$1,837,955

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Preferred Stock
At June 30, 2022 and December 31, 2021, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At June 30, 2022, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share are designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remain available for designation as future series.
At June 30, 2022 and December 31, 2021, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 3,153 at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. We did not sell any shares under the Preferred C ATM Sales Agreement during the six months ended June 30, 2022.
Common Stock
At June 30, 2022 and December 31, 2021, we were authorized to issue up to 200,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 110,586 and 94,152 shares of common stock issued and outstanding at June 30, 2022 and December 31, 2021, respectively.
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
After exhausting the Common stock ATM Sales Agreement, we entered into a new Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) on May 14, 2021, with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 25,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. On June 9, 2022, the 2021 Common stock ATM Sales Agreement was further amended to offer an additional 28,800 shares available

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provides that we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the 2021 Common stock ATM Sales Agreement. During the six months ended June 30, 2022, we sold 16,587 shares under this agreement for proceeds of $134,138, net of issuance costs and commissions of approximately $1,458.
See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Common Stock Repurchased
 At June 30, 2022 and December 31, 2021, there were 7,962 and 8,210 authorized shares remaining under the current repurchase authorization. During the six months ended June 30, 2022, we repurchased 248 common shares under this authorization for a net cost of $1,544. Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.
Equity Capital Activities
The following tables present our equity transactions for the six months ended June 30, 2022 and for the year ended December 31, 2021.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
June 30, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - June 27, 2022	16,587	$8.09	$134,138
Common stock repurchased	June 21, 2022	(248)	$6.23	$(1,544)

December 31, 2021
Preferred C ATM Sales Agreement	January 19, 2021 - April 9, 2021	1,500	$24.38	$36,585
Common stock ATM Sales Agreement	March 3, 2021 - May 18, 2021	10,713	$12.07	$129,336
2021 Common stock ATM Sales Agreement	May 19, 2021 - December 10, 2021	17,915	$11.13	$199,444
(1)Weighted average price

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Dividends
The following table presents our Series C Preferred Stock dividend transactions for the six months ended June 30, 2022.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2022	January 27, 2022	$0.14583	$998.5
February 15, 2022	February 28, 2022	$0.14583	998.5
March 15, 2022	March 28, 2022	$0.14583	998.5
April 15, 2022	April 27, 2022	$0.14583	998.5
May 15, 2022	May 27, 2022	$0.14583	998.5
June 15, 2022	June 27, 2022	$0.14583	998.5
Total dividends paid			$5,991
The following table presents our common stock dividend transactions for the six months ended June 30, 2022.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 18, 2022	January 28, 2022	$0.10	$9,654
February 15, 2022	February 28, 2022	$0.10	9,690
March 15, 2022	March 28, 2022	$0.10	9,764
April 18, 2022	April 29, 2022	$0.10	10,359
May 16, 2022	May 27, 2022	$0.10	10,639
June 15, 2022	June 29, 2022	$0.10	11,159
Total dividends paid			$61,265
Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and six months ended June 30, 2022 and June 30, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$(58,591)	$(69,174)	$(125,025)	$2,153
Less: Preferred dividends	(2,996)	(2,996)	(5,991)	(5,482)
Net Loss related to common stockholders	$(61,587)	$(72,170)	$(131,016)	$(3,329)

Weighted average common shares outstanding – basic	106,514	76,064	101,396	71,041
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—	—
Weighted average common shares outstanding – diluted	106,514	76,064	101,396	71,041
For the three and six months ended June 30, 2022 and June 30, 2021, 696 and 978, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Loss related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive net loss and the shares used in calculating weighted average basic and diluted comprehensive loss per common share for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive Loss	$(93,241)	$(61,332)	$(238,213)	$(32,239)
Less: Preferred dividends	(2,996)	(2,996)	(5,991)	(5,482)
Comprehensive Loss related to common stockholders	$(96,237)	$(64,328)	$(244,204)	$(37,721)
Comprehensive Loss per share related to common stockholders:
Basic	$(0.90)	$(0.85)	$(2.41)	$(0.53)
Diluted	$(0.90)	$(0.85)	$(2.41)	$(0.53)
Weighted average common shares outstanding:
Basic	106,514	76,064	101,396	71,041
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—	—
Diluted	106,514	76,064	101,396	71,041
For the three and six months ended June 30, 2022 and June 30, 2021, 696 and 978, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Loss related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable loss for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income (loss)	$(58,591)	$(69,174)	$(125,025)	$2,153
Book to tax differences:
TRS income	(6)	(59)	(7)	(66)
Premium amortization expense	(36)	(28)	(78)	(76)
Agency Securities, trading	249,022	(19,183)	503,411	43,403
U.S. Treasury Securities	33,983	—	112,370	28
Changes in interest rate contracts	(204,744)	88,542	(455,644)	(33,653)
(Gain) loss on Security Sales	7,501	—	7,501	(7,354)
Amortization of deferred hedging costs	(36,716)	(39,998)	(76,296)	(81,865)
Other	610	419	1,160	837
Estimated REIT taxable loss	$(8,977)	$(39,481)	$(32,608)	$(76,593)
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2022 and at December 31, 2021, we had approximately $530,704 and $607,000 in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the year 2031. At June 30, 2022, we had $240,428 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2018	$(136,388)	2023
2019	$(13,819)	2024
2021	$(15,605)	2026
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2022 by approximately $317,916, or approximately $2.87 per common share (based on the 110,586 common shares then outstanding). State and federal tax returns for the years 2018 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and six months ended June 30, 2022 and June 30, 2021 were $35,153 and $67,256 and $26,193 and $48,736, respectively.
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
ARMOUR management fees	$8,282	$7,709	$16,407	$15,138
Less management fees waived	(1,950)	(2,100)	(3,900)	(4,500)
Total management fee expense	$6,332	$5,609	$12,507	$10,638
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three and six months ended June 30, 2022 and June 30, 2021, we reimbursed ACM $130 and $237 and $31 and $39 for other expenses incurred on our behalf. In 2017, 2020 and 2021, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that generally vest over 5 years. In 2017, 2020 and 2021, we elected to grant RSUs to the Board.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We recognized stock based compensation expense of $140 and $302 and $201 and $408 for the three and six months ended June 30, 2022 and June 30, 2021, respectively.
BUCKLER
In March 2017, we contributed $352 for a 10.0% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $552 and $606 at June 30, 2022 and December 31, 2021, respectively, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For each of the three and six months ended June 30, 2022 and June 30, 2021, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum, which expired at the end of the first quarter of 2022.
We have one subordinated loan agreement with BUCKLER, totaling $105.0 million and maturing on May 1, 2025. BUCKLER may, at its option after obtaining regulatory approval, repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three and six months ended June 30, 2022 and June 30, 2021, the Company earned $157 and $176 and $15 and $32, respectively, of interest on this loan.
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
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 11,217 common shares for proceeds of $94,274, net of commissions of approximately $948 during the six months ended June 30, 2022. We also repurchased 248 common shares under the current repurchase authorization which cost $1,544, net of commissions of approximately $15 to BUCKLER during the six months ended June 30, 2022 (see Note 10 - Stockholders' Equity).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The table below summarizes other transactions with BUCKLER for the six months ended June 30, 2022 and for the year ended December 31, 2021.

Transactions with BUCKLER	June 30, 2022	December 31, 2021
Repurchase agreements (1)	$3,434,999	$1,963,679
Collateral posted on repurchase agreements	$3,605,680	$2,036,385
U.S. Treasury Securities Purchased	$—	$100,000
(1)Interest on repurchase agreements was $6,462 and $7,495 and $776 and $2,164 for the three and six months ended June 30, 2022 and June 30, 2021, respectively. See also, Note 6 - Repurchase Agreements for transactions with BUCKLER.
Note 15 - Subsequent Events
Series C Preferred Stock
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, was paid on July 27, 2022 to holders of record on July 15, 2022. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable August 29, 2022 to holders of record on August 15, 2022 and payable September 27, 2022 to holders of record on September 15, 2022.
Common Stock
Through July 26, 2022, we issued 4,048 shares under our 2021 Common stock ATM Sales Agreement for proceeds of $28,488 net of issuance costs and commissions of $295.
A cash dividend of $0.10 per outstanding common share, or $11,426 in the aggregate, will be paid on July 29, 2022 to holders of record on July 15, 2022. We have also declared a cash dividend of $0.10 per outstanding common share payable August 29, 2022 to holders of record on August 15, 2022.
On July 26, 2022, we submitted Articles of Amendment with the State of Maryland to increase the number of authorized shares of common stock, from 200,000 shares to 300,000 shares to be effective as of July 26, 2022.

                                                       30
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
At June 30, 2022 and December 31, 2021, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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
On June 15, 2022, the Federal Reserve raised its target range for the Federal Funds Rate to between 1.5% and 1.75%. The Fed also stated that it anticipates that ongoing increases in the target range will be appropriate. The Fed further indicated that it expects to reduce its holdings of agency mortgage-backed securities and other fixed-income assets as outlined on May 4, 2022.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

On May 4, 2022, the Fed stated its intent to reduce its securities holdings over time in a predictable manner, primarily by adjusting the amounts reinvested of principal payments received from securities held in its System Open Market Account (SOMA). The Fed stated that beginning on June 1, principal payments from securities held in the SOMA will be reinvested to the extent that they exceed monthly caps. For agency mortgage-backed securities and other agency debt, the cap was initially set at $17.5 billion per month, increasing to $35 billion per month after three months. For Treasury securities, the cap was initially set $30 billion per month, increasing to $60 billion per month after three months.
Financial markets will likely be highly sensitive to the Fed’s interest rate decisions, its bond purchasing and balance sheet holding decisions, as well as its communication. ARMOUR continues to mitigate risk and maximize liquidity within the scope of its business plan. The agency mortgage-backed securities market remains highly dependent on the future course and timing of the Fed's actions on interest rates as well as its purchases and holdings of our target assets.
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

Meeting Date	Lower Bound	Higher Bound
June 15, 2022	1.50%	1.75%
May 4, 2022	0.75%	1.00%
March 16, 2022	0.25%	0.50%
March 16, 2020	0.00%	0.25%
March 3, 2020	1.00%	1.25%
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from June 30, 2020 to June 30, 2022.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net Interest Income	$35,047	$16,672	$65,982	$32,733
Total Other Loss	(84,234)	(77,210)	(172,376)	(13,850)
Total Expenses after fees waived	(9,404)	(8,636)	(18,631)	(16,730)
Net Income (Loss)	$(58,591)	$(69,174)	$(125,025)	$2,153
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	7,501	—	7,501	(7,354)
Net unrealized loss on available for sale Agency Securities	(42,151)	7,842	(120,689)	(27,038)
Other Comprehensive Loss	(34,650)	7,842	(113,188)	(34,392)
Comprehensive Loss	$(93,241)	$(61,332)	$(238,213)	$(32,239)
Net income (loss) for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 reflected interest income and expense from a larger average securities portfolio as well as mark to market losses on our Agency Securities due to changes in interest rates offset in part due to fair value gains on our derivatives.
Net interest income is a function of both our securities portfolio size and net interest rate spread.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income	$48,080	$18,220	$81,421	$36,795
Interest Expense	(13,033)	(1,548)	(15,439)	(4,062)
Net Interest Income	$35,047	$16,672	$65,982	$32,733
•Our average securities portfolio, including TBA Agency Securities, increased 12.7% from $7,237,044 to $8,158,792 quarter over quarter due to the repositioning of our securities portfolio. We disposed of TBA Agency Securities and purchased U.S. Treasury Securities and additional Agency Securities, trading.
•Our average securities portfolio yield increased 0.93% and our cost of funds increased 0.16% quarter over quarter.
•Our net interest rate spread increased by 0.77% quarter over quarter.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
June 2022	2.88%	0.66%	2.22%	0.83%
March 2022	2.20%	0.42%	1.78%	0.17%
December 2021	2.15%	0.40%	1.75%	0.16%
September 2021	2.15%	0.45%	1.70%	0.17%
June 2021	1.95%	0.50%	1.45%	0.17%
March 2021	1.84%	0.35%	1.49%	0.23%
December 2020	1.99%	0.27%	1.72%	0.26%
September 2020	2.21%	0.26%	1.95%	0.26%
June 2020	2.53%	0.90%	1.63%	0.55%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Other Income (Loss):
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Comprehensive Loss)	$(7,501)	$—	$(7,501)	$7,354
Gain (loss) on Agency Securities, trading	(249,022)	19,183	(503,411)	(43,403)
Loss on U.S. Treasury Securities	(33,983)	—	(112,370)	(28)
Gain (loss) on derivatives, net	206,272	(96,393)	450,906	22,227
Total Other Loss	$(84,234)	$(77,210)	$(172,376)	$(13,850)
Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
•Gain (loss) on Agency Securities, available for sale, resulted from the gain (loss) from sales of Agency Securities of $943,314 and $87,875 for the six months ended June 30, 2022 and June 30, 2021, respectively.
•We evaluate our available for sale securities, at least quarterly, to determine if the available for sale securities in an unrealized loss position are impaired. No credit loss expense was incurred.
•Gain (loss) on Agency Securities, trading, includes changes in fair value of the securities as well as the gain (loss) on sales. For the three and six months ended June 30, 2022, the change in fair value of the securities was $(64,543) and $(318,932) compared to $18,909 and $(40,472) for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022 we sold $1,681,292 of Agency Securities, trading (including $427,203 in receivables for unsettled sales) which resulted in a loss of $(184,479). For the three and six months ended June 30, 2021, we sold $496,003 and $813,178 of Agency Securities, trading which resulted in the gain (loss) of $274 and $(2,931), respectively.
•Loss on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the loss on sales. For the three and six months ended June 30, 2022, the change in fair value of the securities was $32,928 and $314. For the three and six months ended June 30, 2022, we sold $1,414,547 and $2,932,385 of U.S. Treasury Securities resulting in realized losses of $(66,911) and $(112,684), respectively. We did not have any U.S. Treasury Securities for the three and six months ended June 30, 2021.
•Gain (losses) on Derivatives resulted from a combination of the following:
◦Interest rate swap contracts' aggregate notional balance decreased from $7,210,000 at December 31, 2021 to $6,910,000 at June 30, 2022.
◦Changes in fair value due to interest rate movements.
◦Our total TBA Agency Securities aggregate notional balance was $4,500,000 at December 31, 2021 and $675,000 at June 30, 2022. The decrease in TBA prices as we exited our positions resulted in the gain (loss) of $(17,901) and $(117,100) and $43,272 and $(20,492) for the three and six months ended June 30, 2022 and June 30, 2021, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Expenses:
Management fees	$8,297	$7,718	$16,437	$15,155
Compensation	1,410	1,675	2,819	3,351
Other Operating	1,647	1,343	3,275	2,724
Total Expenses	$11,354	$10,736	$22,531	$21,230
Less management fees waived	(1,950)	(2,100)	(3,900)	(4,500)
Total Expenses after fees waived	$9,404	$8,636	$18,631	$16,730
Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective average management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2022 and June 30, 2021, the effective management fee, prior to management fees waived, was 0.97% and 0.98% based on gross equity raised of $3,448,004 and $3,196,072, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice.
Compensation includes non-executive director compensation as well as the restricted stock units awarded to our Board, executive officers and other ACM employees through ACM. The fluctuation from year to year is due to the number of awards vesting.
Other Operating expenses include:
•Fees for market and pricing data, analytics and risk management systems and portfolio related data processing costs as well as stock exchange listing fees and similar stockholder related expenses, net of other miscellaneous income.
•Professional fees for securities clearing, legal, audit and consulting costs that are generally driven by the size and complexity of our securities portfolio, the volume of transactions we execute and the extent of research and due diligence activities we undertake on potential transactions.
•Insurance premiums for both general business and directors and officers liability coverage fluctuate from year to year due to changes in premiums.
Taxable Income
As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 13 to the consolidated financial statements).
Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2022 and at December 31, 2021, we had approximately $530,704 and $607,000, respectively, in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the year 2031. We currently project that such amortization will

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

exceed the Company's other taxable income for 2022. As a result, we currently project that all 2022 dividends on the Company's common stock and Series C Preferred Stock will be treated as basis adjustments rather than currently taxable income for stockholder tax purposes. This is consistent with the treatment of dividends for 2021. At June 30, 2022, we had $240,428 of net operating loss carryforwards available for use indefinitely.
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
Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. We anticipate continuing this designation for newly acquired Agency MBS positions because it is more representative of our results of operations insofar as the fair value changes for these securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency MBS

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

positions designated as “available for sale” will continue to be reported in other comprehensive income (loss) as required by GAAP.
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
The tables below summarize certain characteristics of our investments in securities at June 30, 2022 and December 31, 2021.

Asset Type	Principal Amount	Fair Value	Weighted Average Coupon	CPR (1)	Weighted Average Months to Maturity	Percent of Total
June 30, 2022
Agency Securities:
Total Fannie Mae	$5,354,919	$5,113,563	3.4%	6.2%	350	64.0%
Total Freddie Mac	1,632,635	1,583,715	3.7%	5.4%	352	19.9
Total Ginnie Mae	86	89	5.0%	0.1%	41	0.0
Total Agency Securities	$6,987,640	$6,697,367	3.4%	6.0%	351	83.9%
TBA Agency Securities:
30 Year Long (2)	675,000	683,352	4.7%	n/a	n/a	8.6
Total TBA Agency Securities	$675,000	$683,352	4.7%	n/a	n/a	8.6%
U.S. Treasury Securities	605,000	596,521	2.3%	n/a	69	7.5%
Total Investments in Securities	$8,267,640	$7,977,240				100.0%
(1)Weighted average CPR during the quarter for the securities owned at June 30, 2022.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $596 at June 30, 2022 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

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
Repurchase Agreements
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate, LIBOR (prior to its dissolution) and most recently SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 20 and 18 of which had open repurchase agreements with us at June 30, 2022 and December 31, 2021, respectively. We had outstanding balances under our repurchase agreements at June 30, 2022 and December 31, 2021 of $6,692,547 and $3,948,037, respectively, consistent with the increase in our MBS in our securities portfolio. At June 30, 2022 and December 31, 2021, BUCKLER accounted for 51.3% and 49.7%, respectively, of our aggregate borrowings and had an amount at risk of 10.3% and 5.0%, respectively, of our total stockholders' equity with a weighted average maturity of 17 days and 35 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2022, the average haircut percentage was 3.01% compared to 3.45% at December 31, 2021. The change in the average haircut percentage is a reflection of the decrease in our securities portfolio and the disposition of our Credit Risk and Non-Agency Securities which had higher haircut levels than our Agency Securities.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

We had contractual commitments under derivatives at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, we had derivatives with a net fair value of $768,679 and $188,173, respectively. At June 30, 2022, we had interest rate swap contracts with an aggregate notional balance of $6,910,000, a weighted average swap rate of 0.75% and a weighted average term of 79 months. At December 31, 2021, we had interest rate swap contracts with an aggregate notional balance of $7,210,000, a weighted average swap rate of 0.63% and a weighted average term of 77 months (see Note 7 to the consolidated financial statements). We also had TBA Agency Securities with an aggregate notional balance of $675,000 and $4,500,000 at June 30, 2022 and December 31, 2021, respectively.
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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains (losses) related to our derivatives of $206,272 and $450,906 and $(96,393) and $22,227, for the three and six months ended June 30, 2022 and June 30, 2021, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Cleared interest rate swaps may have higher margin requirements than uncleared interest rate swaps we previously had. We have established an account with a futures commission merchant for this purpose. To date, we have not entered into any cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At June 30, 2022, our liquidity totaled $573,682, consisting of $209,135 of cash plus $364,547 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities (refer to Note 10 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at June 30, 2022 and December 31, 2021.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At June 30, 2022 and December 31, 2021, we financed our securities portfolio with $6,692,547 and $3,948,037 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at June 30, 2022 and December 31, 2021, were 6.88:1 and 3.45:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 7.57:1 and 7.39:1 at June 30, 2022 and December 31, 2021, respectively.
Securities Portfolio Matters

	For the Six Months Ended June 30,
	2022	2021
Securities purchased using proceeds from repurchase agreements and principal repayments	$9,281,740	$1,065,767
Average securities portfolio	$8,158,792	$7,237,044
Cash received from principal repayments on MBS	$287,457	$502,638
Net cash increase (decrease) from repurchase agreements	$2,744,510	$(874,698)
Cash interest payments made on liabilities	$33,476	$9,698
Cash and cash collateral posted to counterparties provided by (used in) operating activities (1)	$(73,759)	$36,919
(1)The decrease in cash and cash collateral posted to counterparties related to operating activities from 2021 to 2022 was primarily due to exiting TBA Agency Security positions.

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
The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
ARMOUR management fees	$8,282	$7,709	$16,407	$15,138
Less management fees waived	(1,950)	(2,100)	(3,900)	(4,500)
Total Management fee expense	$6,332	$5,609	$12,507	$10,638
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2022, there were 2,167 shares available for future issuance under the Plan.
At June 30, 2022, there was approximately $9,463 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $13.59 per share), which we expect to recognize as an expense as follows: in 2022 an expense of $2,120, in 2023 an expense of $2,416, and thereafter an expense of $4,927. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 9 to the consolidated financial statements).
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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three and six months ended June 30, 2022, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $0.28 per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.17 or less.
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
Gains and losses on available for sale Agency Securities are included in net income only when realized upon sale or recognized as impairments; therefore, reported net income will generally not reflect all elements of our overall investment performance for the period. At June 30, 2022, the fair value of our available for sale Agency Securities totaled $264,146 which represented 3.62% of our securities positions, or 3.31% of our total investment securities, including TBA Agency Securities.
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
•the geopolitical situation as a result of the war in Ukraine may adversely affect the U.S. economy, which may lead the Fed to take actions that may impact our business;
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

CFO	Chief Financial Officer of ARMOUR, James Mountain.
CME	Chicago Mercantile Exchange.
Co-CEOs	Co-Chief Executive Officers of ARMOUR, Jeffrey Zimmer and Scott Ulm.
Code	The Internal Revenue Code of 1986.
Common Stock Repurchase Program	ARMOUR's common stock repurchase program authorized by our Board.
COVID-19	The Coronavirus pandemic.
CPR	Constant prepayment rate.
Credit Risk and Non-Agency Securities	Securities backed by residential mortgages in which we may invest, which are not issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
GAAP	Accounting principles generally accepted in the United States of America.
Ginnie Mae	The Government National Mortgage Administration.
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

ARMOUR Residential REIT, Inc.
GLOSSARY OF TERMS (continued)

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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2022 and December 31, 2021. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
June 30, 2022
1.00%	6.64%	(0.69)%	(6.20)%
0.50%	3.33%	(0.31)%	(2.80)%
(0.50)%	(3.34)%	0.17%	1.50%
(1.00)%	(6.78)%	0.13%	1.10%

December 31, 2021
1.00%	48.15%	(0.85)%	(6.98)%
0.50%	24.45%	(0.30)%	(2.49)%
(0.50)%	(3.93)%	(0.07)%	(0.57)%
(1.00)%	(6.69)%	(0.56)%	(4.60)%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of June 30, 2022 and December 31, 2021. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	June 30, 2022		December 31, 2021
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.46)%	(11.94)%	(1.35)%	(10.81)%
+10 BPS	(0.58)%	(4.78)%	(0.54)%	(4.32)%
-10 BPS	0.58%	4.78%	0.54%	4.32%
-25 BPS	1.46%	11.94%	1.35%	10.81%
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
At June 30, 2022 and December 31, 2021, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2022. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents information regarding our net common stock repurchases made during the three months ended June 30, 2022 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
April 1, 2022 through April 30, 2022	—	$—	—	$8,210
May 1, 2022 through May 31, 2022	—	$—	—	8,210
June 1, 2022 through June 30, 2022	(248)	$6.23	(248)	7,962
Total	(248)		(248)	7,962
(1)All shares were repurchased pursuant to our stock repurchase program (the "Common Stock Repurchase Program") (see Note 10 to the consolidated financial statements).
(2)Weighted average share price
(3)The Board authorized the Common Stock Repurchase Program to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock, which Common Stock Repurchase Program was announced on December 17, 2012. The Board subsequently amended the repurchase authorization on March 5, 2014 to increase the repurchase authorization from $100 million shares to 50,000 shares. On July 28, 2015, the Board increased the repurchase authorization to 9,000 shares effective in connection with the Company’s one-for-eight reverse stock split of its common stock in July 2015. Most recently, the Board increased the repurchase authorization back up to 9,000 shares on June 4, 2019. At June 30, 2022 there were 7,962 authorized shares remaining under the current Common Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On July 26, 2022, we submitted Articles of Amendment with the State of Maryland to increase the number of authorized shares of common stock, from 200,000 shares to 300,000 shares to be effective as of July 26, 2022.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

10.1
Second Amended and Restated Equity Sales Agreement, dated June 9, 2022, among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed on June 9, 2022

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

July 27, 2022	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer