Form 10-Q
period 2022-09-30
Armour Residential REIT, Inc.
filed 2022-10-26
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of October 25, 2022 was 132,140,025.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	September 30, 2022	December 31, 2021
Assets
Cash	$290,797	$337,664
Cash collateral posted to counterparties	16,979	18,552
Investments in securities, at fair value
Agency Securities (including pledged securities of $7,434,387 at September 30, 2022 and $3,995,804 at December 31, 2021)	8,014,139	4,406,521
U.S. Treasury Securities (including pledged securities of $0 at September 30, 2022 and $98,859 at December 31, 2021)	274,172	198,833
Receivable for unsettled sales (including pledged securities of $1,084,149 at September 30, 2022)	1,091,891	—
Derivatives, at fair value	1,087,490	199,073
Accrued interest receivable	31,697	10,570
Prepaid and other	3,093	1,094
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$10,915,258	$5,277,307
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$8,250,066	$3,948,037
Cash collateral posted by counterparties	1,000,407	171,060
Payable for unsettled purchases	682,605	—
Derivatives, at fair value	7,105	10,900
Accrued interest payable- repurchase agreements	20,210	944
Accounts payable and other accrued expenses	10,718	2,727
Total Liabilities	$9,971,111	$4,133,668

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($25.00 per share liquidation preference)	7	7
Common stock, $0.001 par value, 300,000 and 200,000 shares authorized; 132,589 shares and 94,152 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	132	94
Additional paid-in capital	3,701,921	3,403,127
Cumulative distributions to stockholders	(1,945,351)	(1,837,955)
Accumulated net loss	(797,947)	(528,607)
Accumulated other comprehensive income (loss)	(14,615)	106,973
Total Stockholders’ Equity	$944,147	$1,143,639
Total Liabilities and Stockholders’ Equity	$10,915,258	$5,277,307
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income:
Interest Income	$69,478	$22,035	$150,900	$58,830
Interest expense	(44,333)	(1,614)	(59,773)	(5,677)
Net Interest Income	$25,145	$20,421	$91,127	$53,153
Other Income (Loss):
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	—	3,724	(7,501)	11,078
Credit loss expense	(4,183)	—	(4,183)	—
Loss on Agency Securities, trading	(514,483)	(2,387)	(1,017,894)	(45,790)
Loss on U.S. Treasury Securities	(15,951)	(9,170)	(128,321)	(9,198)
Gain on derivatives, net (1)	374,734	30,309	825,640	52,537
Total Other Income (Loss)	$(159,883)	$22,476	$(332,259)	$8,627
Expenses:
Management fees	8,534	7,899	24,971	23,055
Compensation	1,409	1,676	4,228	5,027
Other Operating	1,584	1,440	4,859	4,163
Total Expenses	$11,527	$11,015	$34,058	$32,245
Less management fees waived	(1,950)	(2,100)	(5,850)	(6,600)
Total Expenses after fees waived	$9,577	$8,915	$28,208	$25,645
Net Income (Loss)	$(144,315)	$33,982	$(269,340)	$36,135
Dividends on preferred stock	(2,995)	(2,995)	(8,986)	(8,477)
Net Income (Loss) available (related) to common stockholders	$(147,310)	$30,987	$(278,326)	$27,658

Net Income (Loss)	$(144,315)	$33,982	$(269,340)	$36,135
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	—	(3,724)	7,501	(11,078)
Reclassification adjustment for credit loss expense on available for sale Agency Securities	4,183	—	4,183	—
Net unrealized loss on available for sale Agency Securities	(12,583)	(16,961)	(133,272)	(43,999)
Other Comprehensive loss	(8,400)	(20,685)	(121,588)	(55,077)
Comprehensive Income (Loss)	$(152,715)	$13,297	$(390,928)	$(18,942)
Dividends on preferred stock	(2,995)	(2,995)	(8,986)	(8,477)
Comprehensive Income (Loss) available (related) to common stockholders	$(155,710)	$10,302	$(399,914)	$(27,419)

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$(1.20)	$0.37	$(2.56)	$0.37
Diluted	$(1.20)	$0.36	$(2.56)	$0.36
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
Weighted average common shares outstanding:
Basic	123,251	84,026	108,761	75,417
Diluted	123,251	84,927	108,761	76,318
(1) Interest expense related to our interest rate swap contracts is recorded in gain on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, June 30, 2021	6,847	83,098	$7	$83	$3,284,218	$(1,778,588)	$(541,817)	$144,639	$1,108,542
Comprehensive income (loss)	—	—	—	—	—	—	33,982	(20,685)	13,297
Issuance of common stock, net	—	4,551	—	4	49,068	—	—	—	49,072
Stock based compensation, net of withholding requirements	—	60	—	—	1,237	—	—	—	1,237
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(25,461)	—	—	(25,461)
Balance, September 30, 2021	6,847	87,709	$7	$87	$3,334,523	$(1,807,044)	$(507,835)	$123,954	$1,143,692

Balance, June 30, 2022	6,847	110,586	$7	$111	$3,537,598	$(1,905,211)	$(653,632)	$(6,215)	$972,658
Comprehensive loss	—	—	—	—	—	—	(144,315)	(8,400)	(152,715)
Issuance of common stock, net	—	22,733	—	22	167,224	—	—	—	167,246
Stock based compensation, net of withholding requirements	—	50	—	—	964	—	—	—	964
Common stock repurchased	—	(780)	—	(1)	(3,865)	—	—	—	(3,866)
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(37,145)	—	—	(37,145)
Balance, September 30, 2022	6,847	132,589	$7	$132	$3,701,921	$(1,945,351)	$(797,947)	$(14,615)	$944,147
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, December 31, 2020	5,347	65,290	$5	$65	$3,033,025	$(1,729,852)	$(543,970)	$179,031	$938,304
Comprehensive income (loss)	—	—	—	—	—	—	36,135	(55,077)	(18,942)
Issuance of Preferred stock, net of expenses	1,500	—	2	—	36,583	—	—	—	36,585
Issuance of common stock, net	—	22,242	—	22	261,274	—	—	—	261,296
Stock based compensation, net of withholding requirements	—	177	—	—	3,641	—	—	—	3,641
Preferred stock dividends	—	—	—	—	—	(8,477)	—	—	(8,477)
Common stock dividends	—	—	—	—	—	(68,715)	—	—	(68,715)
Balance, September 30, 2021	6,847	87,709	$7	$87	$3,334,523	$(1,807,044)	$(507,835)	$123,954	$1,143,692

Balance, December 31, 2021	6,847	94,152	$7	$94	$3,403,127	$(1,837,955)	$(528,607)	$106,973	$1,143,639
Comprehensive loss	—	—	—	—	—	—	(269,340)	(121,588)	(390,928)
Issuance of common stock, net	—	39,319	—	39	301,345	—	—	—	301,384
Stock based compensation, net of withholding requirements	—	146	—	—	2,858	—	—	—	2,858
Common stock repurchased	—	(1,028)	—	(1)	(5,409)	—	—	—	(5,410)
Preferred stock dividends	—	—	—	—	—	(8,986)	—	—	(8,986)
Common stock dividends	—	—	—	—	—	(98,410)	—	—	(98,410)
Balance, September 30, 2022	6,847	132,589	$7	$132	$3,701,921	$(1,945,351)	$(797,947)	$(14,615)	$944,147
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$(269,340)	$36,135
Adjustments to reconcile net income (loss) to net cash and cash collateral posted to counterparties provided by operating activities:
Net amortization of premium on Agency Securities	16,814	38,434
Net accretion of U.S. Treasury Securities	(1,400)	(2)
Realized (gain) loss on sale of Agency Securities, available for sale	7,501	(11,078)
Credit loss expense	4,183	—
Loss on Agency Securities, trading	1,017,894	45,790
Loss on U.S. Treasury Securities	128,321	9,198
Stock based compensation	2,858	3,641
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(19,344)	2,794
(Increase) decrease in prepaid and other assets	(1,999)	403
Change in derivatives, at fair value	(892,212)	(102,151)
Increase (decrease) in accrued interest payable- repurchase agreements	19,266	(1,091)
Increase in accounts payable and other accrued expenses	4,125	2,311
Net cash and cash collateral posted to counterparties provided by operating activities	$16,667	$24,384
Cash Flows From Investing Activities:
Purchases of Agency Securities	(9,304,581)	(672,816)
Purchases of U.S. Treasury Securities	(3,992,820)	(788,919)
Principal repayments of Agency Securities	451,849	690,933
Proceeds from sales of Agency Securities	3,390,725	901,053
Proceeds from sales of U.S. Treasury Securities	4,065,900	584,817
Disbursements on reverse repurchase agreements	—	(391,125)
Receipts from reverse repurchase agreements	—	391,125
Increase in cash collateral posted by counterparties	829,347	110,009
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$(4,559,580)	$825,077
Cash Flows From Financing Activities:
Issuance of Series C Preferred stock, net of expenses	—	36,585
Issuance of common stock, net of expenses	301,384	261,296
Proceeds from repurchase agreements	56,729,350	23,233,849
Principal repayments on repurchase agreements	(52,427,321)	(24,319,475)
Series C Preferred stock dividends paid	(8,986)	(8,477)
Common stock dividends paid	(98,410)	(68,715)
Common stock repurchased	(1,544)	—
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$4,494,473	$(864,937)
Net decrease in cash and cash collateral posted to counterparties	(48,440)	(15,476)
Cash and cash collateral posted to counterparties - beginning of period	356,216	171,668
Cash and cash collateral posted to counterparties - end of period	$307,776	$156,192
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure:
Cash paid during the period for interest	$65,444	13,406
Non-Cash Investing Activities:
Receivable for unsettled sales	$1,091,891	82,100
Payable for unsettled purchases	$(682,605)	(210,646)
Net unrealized loss on available for sale Agency Securities	$(133,272)	(43,999)
Non-Cash Financing Activities:
Amounts payable for common stock repurchased	$(3,866)	—
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
At September 30, 2022 and December 31, 2021, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

In addition to the repurchase agreement financing discussed above, at certain times we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. We did not have any reverse repurchase agreements outstanding at September 30, 2022 and December 31, 2021.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

September 30, 2022	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$8,014,139	$—	$8,014,139
U.S. Treasury Securities	$274,172	$—	$—	$274,172
Derivatives	$—	$1,087,490	$—	$1,087,490
Liabilities at Fair Value:
Derivatives	$—	$7,105	$—	$7,105

December 31, 2021	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$4,406,521	$—	$4,406,521
U.S. Treasury Securities	$198,833	$—	$—	$198,833
Derivatives	$—	$199,073	$—	$199,073
Liabilities at Fair Value:
Derivatives	$—	$10,900	$—	$10,900
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2022 or for the year ended December 31, 2021.
Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at September 30, 2022 and December 31, 2021.
Note 5 - Investments in Securities
As of September 30, 2022 and December 31, 2021, our securities portfolio consisted of $8,288,311 and $4,605,354 of investment securities, at fair value, respectively, and $(928,125) and $4,575,060 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities were reported at net carrying value of $(4,546) and $7,697, at September 30, 2022 and December 31, 2021, respectively, and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
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
Available for Sale Securities
At least quarterly, we evaluate our available for sale securities to determine if the available for sale securities in an unrealized loss position are impaired. During the three and nine months ended September 30, 2022, we recognized an impairment of $4,183 in our consolidated statements of operations and comprehensive income (loss), as we had decided to sell as of September 30, 2022 certain available for sale securities before they recovered in value. No credit loss expense was incurred for the three and nine months ended September 30, 2021.

The table below presents the components of the carrying value and the unrealized gain or loss position of our available for sale securities at September 30, 2022 and December 31, 2021. Our available for sale securities had a weighted average coupon of 4.34% and 3.83% at September 30, 2022 and December 31, 2021, respectively.

Agency Securities	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
September 30, 2022
Total Fannie Mae	$110,870	$113,889	$(7,008)	$—	$106,881
Total Freddie Mac	134,952	137,187	(7,602)	—	129,585
Total Ginnie Mae	80	84	(5)	—	79
Total	$245,902	$251,160	$(14,615)	$—	$236,545

December 31, 2021
Total Fannie Mae	$1,063,403	$1,088,209	$(21)	$99,138	$1,187,326
Total Freddie Mac	172,550	179,385	(4)	7,797	187,178
Total Ginnie Mae	12,957	13,278	(20)	83	13,341
Total	$1,248,910	$1,280,872	$(45)	$107,018	$1,387,845
The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022	$190,795	$(14,599)	$244	$(16)	$191,039	$(14,615)
December 31, 2021	$2,924	$(17)	$5,185	$(28)	$8,109	$(45)
Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table summarizes the weighted average lives of our available for sale securities at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
Weighted Average Life of Available for Sale Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$88	$94	$179	$174
≥ 1 year and < 3 years	2,589	2,767	27,110	26,731
≥ 3 years and < 5 years	11,815	12,648	333,598	319,762
≥ 5 years	222,053	235,651	1,026,958	934,205
Total Available for Sale Securities	$236,545	$251,160	$1,387,845	$1,280,872
We use a third-party model to calculate the weighted average lives of our available for sale securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our available for sale securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our available for sale securities at September 30, 2022 and December 31, 2021 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our available for sale securities could be longer or shorter than estimated.
For the nine months ended September 30, 2022, we sold $943,314 of Agency Securities, available for sale, which resulted in a loss of $(7,501). The gain on sales of Agency Securities, available for sale, for the three and nine months ended September 30, 2021 of $3,724 and $11,078 resulted from the first quarter sales of $87,875, and the third quarter receivable for sales of $82,100, respectively.
Trading Securities
The components of the carrying value of our trading securities at September 30, 2022 and December 31, 2021 are presented in the tables below.

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
September 30, 2022
Agency Securities:
Total Fannie Mae	$5,648,405	$5,722,619	$(565,610)	$—	$5,157,009
Total Freddie Mac	2,809,899	2,812,270	(191,685)	—	2,620,585
Total Agency Securities	$8,458,304	$8,534,889	$(757,295)	$—	$7,777,594
U.S. Treasury Securities	300,000	275,340	(1,168)	—	274,172
Total Trading Securities	$8,758,304	$8,810,229	$(758,463)	$—	$8,051,766

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
December 31, 2021
Agency Securities:
Total Fannie Mae	$2,253,393	$2,382,146	$(47,079)	$1,056	$2,336,123
Total Freddie Mac	656,775	690,053	(7,546)	46	682,553
Total Agency Securities	$2,910,168	$3,072,199	$(54,625)	$1,102	$3,018,676
U.S. Treasury Securities	200,000	198,987	(154)	—	198,833
Total Trading Securities	$3,110,168	$3,271,186	$(54,779)	$1,102	$3,217,509
The following table summarizes the weighted average lives of our trading securities at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
Estimated Weighted Average Life of Trading Securities	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$99,973	$99,978
≥ 1 year and < 3 years	—	—	5,323	5,365
≥ 3 years and < 5 years	—	—	472,774	475,600
≥ 5 years	8,051,766	8,810,229	2,639,439	2,690,243
Total	$8,051,766	$8,810,229	$3,217,509	$3,271,186
We use a third-party model to calculate the weighted average lives of our trading securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our trading securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our trading securities at September 30, 2022 and December 31, 2021 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of our trading securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements
At September 30, 2022, we had active MRAs with 37 counterparties and had $8,250,066 in outstanding borrowings with 20 of those counterparties. At December 31, 2021, we had MRAs with 34 counterparties and had $3,948,037 in outstanding borrowings with 18 counterparties.
The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at September 30, 2022 and December 31, 2021. No amounts below are subject to offsetting. Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2022, the average haircut percentage was 3.32% compared to 3.45% at December 31, 2021. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
September 30, 2022
Agency Securities
≤ 30 days	$7,247,587	2.72%	11
> 30 days to ≤ 90 days	1,002,479	3.15%	34
Total or Weighted Average	$8,250,066	2.78%	14

December 31, 2021
Agency Securities
≤ 30 days	$2,565,743	0.13%	13
> 30 days to ≤ 60 days	647,584	0.13%	35
> 60 days to ≤ 90 days	635,710	0.11%	89
Total or Weighted Average	$3,849,037	0.13%	29

U.S. Treasury Securities
≤ 30 days	99,000	0.12%	3
Total or Weighted Average	$3,948,037	0.12%	29
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
At September 30, 2022 and December 31, 2021, BUCKLER accounted for 45.3% and 49.7%, respectively, of our aggregate borrowings and had an amount at risk of 12.2% and 5.0%, respectively, of our total stockholders' equity with a weighted average maturity of 13 days and 35 days, respectively, on repurchase agreements (see Note 14 - Related Party Transactions for other transactions with BUCKLER).
In addition, at September 30, 2022, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 21.0% of our repurchase agreement borrowings outstanding at September 30, 2022. At December 31, 2021, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 16.0% of our repurchase agreement borrowings at December 31, 2021.
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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at September 30, 2022 and December 31, 2021.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2022
Interest rate swap contracts	$1,025,180	$—	$(976,332)	$48,848
Futures contracts	59,751	—	(12,522)	47,229
TBA Agency Securities	2,559	(2,559)	—	—
Totals	$1,087,490	$(2,559)	$(988,854)	$96,077

December 31, 2021
Interest rate swap contracts	$187,661	$(7,185)	$(161,529)	$18,947
TBA Agency Securities	11,412	(3,715)	4,036	11,733
Totals	$199,073	$(10,900)	$(157,493)	$30,680
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2022
TBA Agency Securities	(7,105)	2,559	36	(4,510)
Totals	$(7,105)	$2,559	$36	$(4,510)

December 31, 2021
Interest rate swap contracts	$(7,185)	$7,185	$—	$—
TBA Agency Securities	(3,715)	3,715	—	—
Totals	$(10,900)	$10,900	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

The following table represents the location and information regarding our derivatives which are included in Other Income (Loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and September 30, 2021.

		Income (Loss) Recognized
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives	Location on consolidated statements of operations and comprehensive income (loss)	2022	2021	2022	2021
Interest rate swap contracts	Gain on derivatives, net	$304,751	$24,014	$870,606	$66,735
Futures contracts	Gain on derivatives, net	81,488	2	83,639	2
TBA Agency Securities	Gain on derivatives, net	(11,505)	6,293	(128,605)	(14,200)
Total Derivatives		$374,734	$30,309	$825,640	$52,537

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about our derivatives at September 30, 2022 and December 31, 2021.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
September 30, 2022
< 3 years	$1,066,000	13	0.10%
≥ 3 years and < 5 years	1,342,000	52	0.59%
≥ 5 years and < 7 years	250,000	84	1.15%
≥ 7 years	3,852,000	100	0.88%
Total or Weighted Average (2)	$6,510,000	75	0.70%

December 31, 2021
< 3 years	$1,593,000	15	0.08%
≥ 3 years and < 5 years	708,000	57	0.24%
≥ 5 years and < 7 years	707,000	64	0.88%
≥ 7 years	4,202,000	107	0.87%
Total or Weighted Average (3)	$7,210,000	77	0.63%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $5,707,000 notional are Fed Funds based swaps, the last of which matures in 2032 and $803,000 notional are SOFR based swaps, the last of which matures in 2032.
(3)Of this amount, $1,203,000 notional are SOFR based swaps, the last of which matures in 2023; and $6,007,000 notional are Fed Funds based swaps, the last of which matures in 2032.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
September 30, 2022
30 Year
4.0%	(1,000,000)	(927,109)	(928,125)
Total (1)	$(1,000,000)	$(927,109)	$(928,125)

December 31, 2021
15 Year
1.5%	$1,000,000	$999,840	$1,003,125
2.0%	1,700,000	1,733,652	1,738,695
30 Year
2.0%	300,000	300,789	299,227
2.5%	1,200,000	1,224,820	1,223,510
3.0%	300,000	309,734	310,503
Total (1)	$4,500,000	$4,568,835	$4,575,060
(1)$(885,000) and $400,000 notional were forward settling at September 30, 2022 and December 31, 2021, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At September 30, 2022 and September 30, 2021, the effective management fee, prior to management fees waived, was 0.96% and 0.98% based on gross equity raised of $3,613,181 and $3,245,650, respectively.
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the three and nine months ended September 30, 2022, and September 30, 2021 ACM waived management fees of $1,950 and $5,850 and $2,100 and $6,600, respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2022 and December 31, 2021.
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
Note 9 - Stock Based Compensation
We adopted the 2009 Stock Incentive Plan as amended (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2022, there were 2,167 shares available for future issuance under the Plan.
Transactions related to awards for the nine months ended September 30, 2022 are summarized below:

	September 30, 2022
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	823	$14.07
Vested	(190)	$16.74
Unvested RSU Awards Outstanding end of period	633	$13.27
At September 30, 2022, there was approximately $8,397 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $13.27 per share), which we expect to recognize as an expense as follows: for the remainder of 2022 an expense of $1,048, in 2023 an expense of $2,416, and thereafter an expense of $4,933. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at September 30, 2022 and December 31, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Cumulative Distributions to Stockholders	September 30, 2022	December 31, 2021
Preferred dividends	$141,831	$132,845
Common stock dividends	1,803,520	1,705,110
Total	$1,945,351	$1,837,955
Preferred Stock
At September 30, 2022 and December 31, 2021, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At September 30, 2022, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share are designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remain available for designation as future series.
At September 30, 2022 and December 31, 2021, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 3,153 at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. We did not sell any shares under the Preferred C ATM Sales Agreement during the nine months ended September 30, 2022.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the nine months ended September 30, 2022.
Common Stock
On July 26, 2022, we submitted Articles of Amendment with the State of Maryland to increase the number of authorized shares of common stock, from 200,000 shares to 300,000 shares. At September 30, 2022 and December 31, 2021, we were authorized to issue up to 300,000 and 200,000 shares of common stock, respectively, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 132,589 and 94,152 shares of common stock issued and outstanding at September 30, 2022 and December 31, 2021, respectively.

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
After exhausting the Common stock ATM Sales Agreement, we entered into a new Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) on May 14, 2021, with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 25,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. On June 9, 2022, the 2021 Common stock ATM Sales Agreement was further amended to offer an additional 28,800 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provides that we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent, under the 2021 Common stock ATM Sales Agreement. During the nine months ended September 30, 2022, we sold 39,319 shares under this agreement for proceeds of $301,384, net of issuance costs and commissions of approximately $3,216. On October 25, 2022, our Board authorized a 35,000 share increase in the 2021 Common stock ATM Sales Agreement.
See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Common Stock Repurchase Program
 At September 30, 2022 and December 31, 2021, there were 7,182 and 8,210 authorized shares remaining under the current repurchase authorization. During the nine months ended September 30, 2022, we repurchased 1,028 common shares under this authorization for a cost of $5,410. Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.
Equity Capital Activities
The following tables present our equity transactions for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
September 30, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - September 13, 2022	39,319	$7.67	$301,384
Common stock repurchased	June 21, 2022 and September 30, 2022	(1,028)	$5.26	$(5,410)

December 31, 2021
Preferred C ATM Sales Agreement	January 19, 2021 - April 9, 2021	1,500	$24.38	$36,585
Common stock ATM Sales Agreement	March 3, 2021 - May 18, 2021	10,713	$12.07	$129,336
2021 Common stock ATM Sales Agreement	May 19, 2021 - December 10, 2021	17,915	$11.13	$199,444
(1)Weighted average price
Dividends
The following table presents our Series C Preferred Stock dividend transactions for the nine months ended September 30, 2022.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2022	January 27, 2022	$0.14583	$998.5
February 15, 2022	February 28, 2022	$0.14583	998.5
March 15, 2022	March 28, 2022	$0.14583	998.5
April 15, 2022	April 27, 2022	$0.14583	998.5
May 15, 2022	May 27, 2022	$0.14583	998.5
June 15, 2022	June 27, 2022	$0.14583	998.5
July 15, 2022	July 27, 2022	$0.14583	998.5
August 15, 2022	August 29, 2022	$0.14583	998.5
September 15, 2022	September 27, 2022	$0.14583	998.5
Total dividends paid			$8,986.5

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our common stock dividend transactions for the nine months ended September 30, 2022.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 18, 2022	January 28, 2022	$0.10	$9,654
February 15, 2022	February 28, 2022	$0.10	9,690
March 15, 2022	March 28, 2022	$0.10	9,764
April 18, 2022	April 29, 2022	$0.10	10,359
May 16, 2022	May 27, 2022	$0.10	10,639
June 15, 2022	June 29, 2022	$0.10	11,159
July 15, 2022	July 29, 2022	$0.10	11,426
August 15, 2022	August 29, 2022	$0.10	12,313
September 15, 2022	September 29, 2022	$0.10	13,406
Total dividends paid			$98,410
Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$(144,315)	$33,982	$(269,340)	$36,135
Less: Preferred dividends	(2,995)	(2,995)	(8,986)	(8,477)
Net Income (loss) available (related) to common stockholders	$(147,310)	$30,987	$(278,326)	$27,658

Weighted average common shares outstanding – basic	123,251	84,026	108,761	75,417
Add: Effect of dilutive non-vested awards, assumed vested	—	901	—	901
Weighted average common shares outstanding – diluted	123,251	84,927	108,761	76,318
For the three and nine months ended September 30, 2022, 633 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.
Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive net income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three and nine months ended September 30, 2022 and September 30, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive Income (Loss)	$(152,715)	$13,297	$(390,928)	$(18,942)
Less: Preferred dividends	(2,995)	(2,995)	(8,986)	(8,477)
Comprehensive Income (Loss) available (related) to common stockholders	$(155,710)	$10,302	$(399,914)	$(27,419)
Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$(1.26)	$0.12	$(3.68)	$(0.36)
Diluted	$(1.26)	$0.12	$(3.68)	$(0.36)
Weighted average common shares outstanding:
Basic	123,251	84,026	108,761	75,417
Add: Effect of dilutive non-vested awards, assumed vested	—	901	—	—
Diluted	123,251	84,927	108,761	75,417
For both the three and nine months ended September 30, 2022 and for the nine months ended September 30, 2021, 633 and 901 respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Loss related to common stockholders because to have included them would have been anti-dilutive for the period.

Note 13 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable income (loss) for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income (loss)	$(144,315)	$33,982	$(269,340)	$36,135
Book to tax differences:
TRS (income) loss	12	23	5	(43)
Premium amortization expense	(2)	(41)	(80)	(117)
Agency Securities, trading	514,483	2,387	1,017,894	45,790
U.S. Treasury Securities	15,951	9,170	128,321	9,198
Changes in interest rate contracts	(351,203)	(37,384)	(806,847)	(71,037)
Credit loss expense	4,183	—	4,183	—
(Gain) loss on Security Sales	—	(3,724)	7,501	(11,078)
Amortization of deferred hedging costs	(36,482)	(40,664)	(112,778)	(122,529)
Other	625	531	1,785	1,368
Estimated REIT taxable income (loss)	$3,252	$(35,720)	$(29,356)	$(112,313)
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

over the remainder of the original term of the contract for REIT taxable income. At September 30, 2022 and at December 31, 2021, we had approximately $454,072 and $607,000 in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the year 2032. At September 30, 2022, we had $240,428 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2018	$(136,388)	2023
2019	$(13,819)	2024
2021	$(15,605)	2026
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2022 by approximately $459,260, or approximately $3.46 per common share (based on the 132,589 common shares then outstanding). State and federal tax returns for the years 2019 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and nine months ended September 30, 2022 and September 30, 2021 were $40,140 and $107,396 and $28,456 and $77,192, respectively.
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
ARMOUR management fees	$8,519	$7,886	$24,926	$23,024
Less management fees waived	(1,950)	(2,100)	(5,850)	(6,600)
Total management fee expense	$6,569	$5,786	$19,076	$16,424
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three and nine months ended September 30, 2022 and September 30, 2021, we reimbursed ACM $194 and $431 and $92 and $130 for other expenses incurred on our behalf. In 2017, 2020 and 2021, we elected to grant restricted stock unit awards to our executive officers and other ACM employees through ACM that generally vest over 5 years. In 2017, 2020 and 2021, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $135 and $437 and $176 and $584 for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.
BUCKLER
In March 2017, we contributed $352 for a 10.0% ownership interest in BUCKLER. The investment is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $338 and $606 at September 30, 2022 and December 31, 2021, respectively, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For each of the three and nine months ended September 30, 2022 and September 30, 2021, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum, which expired at the end of the first quarter of 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We have one subordinated loan agreement with BUCKLER, totaling $105.0 million and maturing on May 1, 2025. BUCKLER may, at its option after obtaining regulatory approval, repay all or a portion of the principal amount of the loan. The loan has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company earned $521 and $697 and $20 and $52, respectively, of interest on this loan.
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
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 21,805 common shares for proceeds of $171,311, net of commissions of approximately $1,727 during the nine months ended September 30, 2022. We also repurchased 1,028 common shares under the current repurchase authorization which cost $5,410, including commissions of approximately $53 to BUCKLER during the nine months ended September 30, 2022 (see Note 10 - Stockholders' Equity).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The table below summarizes other transactions with BUCKLER for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

Transactions with BUCKLER	September 30, 2022	December 31, 2021
Repurchase agreements (1)	$3,735,027	$1,963,679
Collateral posted on repurchase agreements	$3,912,476	$2,036,385
U.S. Treasury Securities Purchased	$—	$100,000
(1)Interest on repurchase agreements was $21,423 and $28,918 and $774 and $2,938 for the three and nine months ended September 30, 2022 and September 30, 2021, respectively. See also, Note 6 - Repurchase Agreements for transactions with BUCKLER.
Note 15 - Subsequent Events
Series C Preferred Stock
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid on October 27, 2022 to holders of record on October 15, 2022. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable November 28, 2022 to holders of record on November 15, 2022 and payable December 27, 2022 to holders of record on December 15, 2022.
Common Stock
On October 11, 2022 we repurchased 450 shares under our Common Stock Repurchase Program, with BUCKLER as the agent at a cost of $2,254, including commissions of $22.
A cash dividend of $0.10 per outstanding common share, or $13,277 in the aggregate, will be paid on October 28, 2022 to holders of record on October 17, 2022. We have also declared a cash dividend of $0.10 per outstanding common share payable November 28, 2022 to holders of record on November 15, 2022.

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
Our strategy is to create shareholder value through thoughtful investment and risk management that produces current yield and risk adjusted returns over the long term. Our focus on residential real estate finance supports home ownership for a broad and diverse spectrum of Americans by bringing private capital into the mortgage markets. We are deeply committed to implementing sustainable environmental, responsible social, and prudent governance practices that improve our work and our world.
We strive to contribute to a healthy, sustainable environment by utilizing resources efficiently. As an organization, we create a relatively small environmental footprint. Still, we are focused on minimizing the environmental impact of our business where possible.
At September 30, 2022 and December 31, 2021, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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
On September 21, 2022, the Fed raised its target range for the Federal Funds Rate to between 3.00% and 3.25%. The Fed also stated that it anticipates that ongoing increases in the target range will be appropriate.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

On September 21, 2022, the Fed further stated that it will continue reducing its holdings of agency mortgage-backed securities and other fixed-income assets (as described in the Plans for Reducing the Size of the Fed’s Balance Sheet that were issued in May). The Fed said that it will reinvest into agency MBS the amount of principal payments from the Fed’s holdings of agency debt and agency MBS received in each calendar month that exceeds a cap of $35 billion per month. The Fed further indicated that it will roll over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $60 billion per month.
Financial markets will likely be highly sensitive to the Fed’s interest rate decisions, its bond purchasing and balance sheet holding decisions, as well as its communication. We intend to continue to mitigate risk and maximize liquidity within the scope of our business plan. The agency mortgage-backed securities market remains highly dependent on the future course and timing of the Fed's actions on interest rates as well as its purchases and holdings of our target assets.
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

Meeting Date	Lower Bound	Higher Bound
September 21, 2022	3.00%	3.25%
July 27, 2022	2.25%	2.50%
June 15, 2022	1.50%	1.75%
May 4, 2022	0.75%	1.00%
March 16, 2022	0.25%	0.50%
March 16, 2020	0.00%	0.25%
March 3, 2020	1.00%	1.25%
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from September 30, 2020 to September 30, 2022.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net Interest Income	$25,145	$20,421	$91,127	$53,153
Total Other Income (Loss)	(159,883)	22,476	(332,259)	8,627
Total Expenses after fees waived	(9,577)	(8,915)	(28,208)	(25,645)
Net Income (Loss)	$(144,315)	$33,982	$(269,340)	$36,135
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	—	(3,724)	7,501	(11,078)
Reclassification adjustment for credit loss expense on available for sale Agency Securities	4,183	—	4,183	—
Net unrealized loss on available for sale Agency Securities	(12,583)	(16,961)	(133,272)	(43,999)
Other Comprehensive Loss	(8,400)	(20,685)	(121,588)	(55,077)
Comprehensive Income (Loss)	$(152,715)	$13,297	$(390,928)	$(18,942)
Net income (loss) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 reflected interest income and expense from a larger average securities portfolio as well as mark to market losses on our Agency Securities due to changes in interest rates offset in part due to fair value gains on our derivatives.
Net interest income is a function of both our securities portfolio size and net interest rate spread.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income	$69,478	$22,035	$150,900	$58,830
Interest Expense	(44,333)	(1,614)	(59,773)	(5,677)
Net Interest Income	$25,145	$20,421	$91,127	$53,153
•Our average securities portfolio, including TBA Agency Securities, increased 13.0% from $7,440,880 for the nine months ended September 30, 2021 to $8,409,238 for the nine months ended September 30, 2022 due to the repositioning of our securities portfolio.
•Our average securities portfolio yield increased 1.09% and our cost of funds increased 0.58% quarter over quarter.
•Our net interest rate spread increased by 0.51% quarter over quarter.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
September 2022	3.24%	1.03%	2.21%	2.30%
June 2022	2.88%	0.66%	2.22%	0.83%
March 2022	2.20%	0.42%	1.78%	0.17%
December 2021	2.15%	0.40%	1.75%	0.16%
September 2021	2.15%	0.45%	1.70%	0.17%
June 2021	1.95%	0.50%	1.45%	0.17%
March 2021	1.84%	0.35%	1.49%	0.23%
December 2020	1.99%	0.27%	1.72%	0.26%
September 2020	2.21%	0.26%	1.95%	0.26%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Other Income (Loss):
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	$—	$3,724	$(7,501)	$11,078
Credit loss expense	(4,183)	—	(4,183)	—
Loss on Agency Securities, trading	(514,483)	(2,387)	(1,017,894)	(45,790)
Loss on U.S. Treasury Securities	(15,951)	(9,170)	(128,321)	(9,198)
Gain on derivatives, net	374,734	30,309	825,640	52,537
Total Other Income (Loss)	$(159,883)	$22,476	$(332,259)	$8,627
Three and Nine Months Ended September 30, 2022 vs.Three and Nine Months Ended September 30, 2021
•Gain (loss) on Agency Securities, available for sale, resulted from the gain (loss) from sales of Agency Securities of $943,314 and $169,975 (including $82,100 in receivables for unsettled sales) for the nine months ended September 30, 2022 and September 30, 2021, respectively.
•We evaluate our available for sale securities, at least quarterly, to determine if the available for sale securities in an unrealized loss position are impaired. During the three and nine months ended September 30, 2022, we recognized an impairment of $4,183 as we intended to sell the securities before they recovered in value.
•Loss on Agency Securities, trading, includes changes in fair value of the securities as well as the gain (loss) on sales. For the three and nine months ended September 30, 2022, the change in fair value of the securities was $(384,840) and $(703,772) compared to $(2,387) and $(42,859) for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022 we sold $1,193,322 and $3,539,302 of Agency Securities, trading (including $1,091,891 in receivables for unsettled sales) which resulted in losses of $(129,643) and $(314,122), respectively. For the nine months ended September 30, 2021, we sold $813,178 of Agency Securities, trading which resulted in a loss of $(2,931). There were no sales of Agency Securities, trading, during the three months ended September 30, 2021.
•Loss on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the loss on sales. For the three and nine months ended September 30, 2022, the change in fair value of the securities was $(1,328) and $(1,014). For the three and nine months ended September 30, 2022, we sold $1,133,515 and $4,065,900 of U.S. Treasury Securities resulting in realized losses of $(14,623) and $(127,307), respectively. For the three and nine months ended September 30, 2021, the change in fair value of the securities was $(5,093). For the three and nine months ended September 30, 2021, we sold $194,719 of U.S. Treasury Securities resulting in a loss of $(4,105).
•Gain on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance decreased from $7,210,000 at December 31, 2021 to $6,510,000 at September 30, 2022.
◦Our total TBA Agency Securities aggregate notional balance was $4,500,000 at December 31, 2021 and $(1,000,000) at September 30, 2022. The decrease in TBA prices resulted in the gain (loss) of $(11,505) and $(128,605) and $6,293 and $(14,200) for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Expenses:
Management fees	$8,534	$7,899	$24,971	$23,055
Compensation	1,409	1,676	4,228	5,027
Other Operating	1,584	1,440	4,859	4,163
Total Expenses	$11,527	$11,015	$34,058	$32,245
Less management fees waived	(1,950)	(2,100)	(5,850)	(6,600)
Total Expenses after fees waived	$9,577	$8,915	$28,208	$25,645
Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective average management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At September 30, 2022 and September 30, 2021, the effective management fee, prior to management fees waived, was 0.96% and 0.98% based on gross equity raised of $3,613,181 and $3,245,650, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice.
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
Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2022 and at December 31, 2021, we had approximately $454,072 and $607,000, respectively, in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the year 2032. At September 30, 2022, we had $240,428 of net

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

operating loss carryforwards available for use indefinitely. We expect that for 2022, estimated ordinary REIT taxable income will be negative. Accordingly, we expect that all common stock dividends and Series C Preferred Stock dividends will be treated for federal income tax purposes as a return of capital and not currently taxable. For 2023, we forecast that estimated ordinary REIT taxable income will be positive. This would likely result in Series C Preferred Stock dividends for 2023 being treated as fully taxable ordinary income. Common stock dividends for 2023 will likely be treated, at least partially, as taxable ordinary income.
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
The tables below summarize certain characteristics of our investments in securities at September 30, 2022 and December 31, 2021.

September 30, 2022	Principal Amount	Amortized Cost	Gross Unrealized Loss	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≤ 180 months
3.5% to 6.0%	$14,983	$15,510	$(1,018)	$14,492	1.0%	113	0.2%
Agency Fixed Rates ≥ 181 months
2.0%	399,125	406,663	(80,390)	326,273	4.3%	339	4.4%
2.5%	622,285	660,487	(130,132)	530,355	9.6%	334	7.2%
3.0%	985,434	989,848	(128,004)	861,844	8.0%	352	11.7%
3.5%	1,564,481	1,571,695	(157,001)	1,414,694	5.5%	351	19.2%
4.0%	2,230,432	2,233,175	(157,848)	2,075,327	5.0%	353	28.2%
4.5%	1,695,685	1,709,872	(87,280)	1,622,592	6.6%	358	22.0%
5.0%	1,014,899	1,017,938	(25,913)	992,025	4.1%	359	13.5%
5.5%	176,882	180,861	(4,324)	176,537	(0.5)%	352	2.4%
Total Agency Securities	$8,704,206	$8,786,049	$(771,910)	$8,014,139	5.8%	351	108.9%
TBA Agency Securities:
30 Year, 4.0% (2)	$(1,000,000)	$(927,109)	$(1,016)	$(928,125)	n/a	n/a	(12.6)%
U.S. Treasury Securities	$300,000	$275,340	$(1,168)	$274,172	n/a	118	3.7%
Total Investments in Securities	$8,004,206	$8,134,280	$(774,094)	$7,360,186			100.0%
(1)Weighted average CPR during the quarter for the securities owned at September 30, 2022. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $(4,546) at September 30, 2022 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

December 31, 2021	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≤ 180 months
2.5% to 6.0%	$475,094	$501,342	$(2,371)	$498,971	20.2%	156	5.4%
Agency Fixed Rates ≥ 181 months
2.0%	541,240	554,459	(10,865)	543,594	7.5%	347	5.9%
2.5%	1,293,769	1,370,692	(34,047)	1,336,645	10.5%	344	14.6%
3.0%	364,565	384,462	(1,131)	383,331	3.5%	358	4.2%
3.5%	254,780	281,186	(4,626)	276,560	16.5%	337	3.0%
4.0%	84,143	86,810	3,977	90,787	37.0%	314	1.0%
4.5%	210,501	219,229	9,728	228,957	38.6%	318	2.5%
Other Agency Securities
Agency CMBS	914,480	933,990	92,647	1,026,637	—%	82	11.2%
ARMs and Hybrids	20,506	20,901	138	21,039	8.6%	217	0.2%
Total Agency Securities	$4,159,078	$4,353,071	$53,450	$4,406,521	10.2%	260	48.0%
TBA Agency Securities:
15 Year (2)
1.5%	$1,000,000	$999,840	$3,285	$1,003,125	n/a	n/a	10.9%
2.0%	$1,700,000	$1,733,652	$5,043	$1,738,695	n/a	n/a	18.9%
Total 15 Year	$2,700,000	$2,733,492	$8,328	$2,741,820	n/a	n/a	29.8%
30 Year (2)
2.0%	$300,000	$300,789	$(1,562)	$299,227	n/a	n/a	3.3%
2.5%	$1,200,000	$1,224,820	$(1,310)	$1,223,510	n/a	n/a	13.3%
3.0%	$300,000	$309,734	$769	$310,503	n/a	n/a	3.4%
Total 30 Year	$1,800,000	$1,835,343	$(2,103)	$1,833,240	n/a	n/a	20.0%
Total TBA Agency Securities	$4,500,000	$4,568,835	$6,225	$4,575,060	n/a	n/a	49.8%
U.S. Treasury Securities	$200,000	$198,987	$(154)	$198,833	n/a	61	2.2%
Total Investments in Securities	$8,859,078	$9,120,893	$59,521	$9,180,414			100.0%
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
The following tables summarize changes in our investments in securities as of September 30, 2022 and December 31, 2021, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	Totals
September 30, 2022
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$4,605,354
Purchases (1)	—	9,710,063	4,268,160	13,978,223
Proceeds from sales	(943,314)	(2,447,411)	(4,065,900)	(7,456,625)
Receivable for unsettled sales	—	(1,091,891)	—	(1,091,891)
Principal repayments	(71,031)	(380,818)	—	(451,849)
Current losses	(125,614)	(1,039,726)	(128,796)	(1,294,136)
Credit loss expense	(4,183)	—	—	(4,183)
Amortization:
Prior unrealized (gains) losses	(3,475)	21,832	475	18,832
Purchase (premium) discount	(3,683)	(13,131)	1,400	(15,414)
Balance, September 30, 2022	$236,545	$7,777,594	$274,172	$8,288,311
Percentage of Portfolio	2.85%	93.84%	3.31%	100.00%

December 31, 2021
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$5,178,322
Purchases (1)	—	1,265,942	987,887	2,253,829
Proceeds from sales	(167,202)	(813,178)	(779,684)	(1,760,064)
Principal repayments	(339,393)	(531,592)	—	(870,985)
Current losses	(27,372)	(78,295)	(9,391)	(115,058)
Amortization:
Prior unrealized (gains) losses	(33,734)	1,150	—	(32,584)
Purchase (premium) discount	(15,356)	(32,771)	21	(48,106)
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$4,605,354
Percentage of Portfolio	30.14%	65.55%	4.31%	100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Repurchase Agreements
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate, LIBOR (prior to its dissolution) and most recently SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 20 and 18 of which had open repurchase agreements with us at September 30, 2022 and December 31, 2021, respectively. We had outstanding balances under our repurchase agreements at September 30, 2022 and December 31, 2021 of $8,250,066 and $3,948,037, respectively, consistent with the increase in our MBS in our securities portfolio. At September 30, 2022 and December 31, 2021, BUCKLER accounted for 45.3% and 49.7%, respectively, of our aggregate borrowings and had an amount at risk of 12.2% and 5.0%, respectively, of our total stockholders' equity with a weighted average maturity of 13 days and 35 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2022, the average haircut percentage was 3.32% compared to 3.45% at December 31, 2021. The change in the average haircut percentage is a reflection of the decrease in our securities portfolio and the disposition of our Credit Risk and Non-Agency Securities which had higher haircut levels than our Agency Securities.
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
We had contractual commitments under derivatives at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, we had derivatives with a net fair value of $1,080,385 and $188,173, respectively. The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at September 30, 2022 and December 31, 2021.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2022
Interest rate swap contracts	$1,025,180	$—	$(976,332)	$48,848
Futures contracts	59,751	—	(12,522)	47,229
TBA Agency Securities	2,559	(2,559)	—	—
Totals	$1,087,490	$(2,559)	$(988,854)	$96,077

December 31, 2021
Interest rate swap contracts	$187,661	$(7,185)	$(161,529)	$18,947
TBA Agency Securities	11,412	(3,715)	4,036	11,733
Totals	$199,073	$(10,900)	$(157,493)	$30,680
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2022
TBA Agency Securities	(7,105)	2,559	36	(4,510)
Totals	$(7,105)	$2,559	$36	$(4,510)

December 31, 2021
Interest rate swap contracts	$(7,185)	$7,185	$—	$—
TBA Agency Securities	(3,715)	3,715	—	—
Totals	$(10,900)	$10,900	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

At September 30, 2022, we had interest rate swap contracts with an aggregate notional balance of $6,510,000, a weighted average swap rate of 0.70% and a weighted average term of 75 months. At December 31, 2021, we had interest rate swap contracts with an aggregate notional balance of $7,210,000, a weighted average swap rate of 0.63% and a weighted average term of 77 months (see Note 7 to the consolidated financial statements). We also had TBA Agency Securities with an aggregate notional balance of $(1,000,000) and $4,500,000 at September 30, 2022 and December 31, 2021, respectively.
The following table details the changes in the fair value of our interest rate swap contracts for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

Interest Swap Contracts	Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
Net Balance, beginning of period	$180,476	$33,722
Net interest rate swap contract payments paid	19,461	14,592
Interest rate swap income accrued	48,398	4,123
Interest rate swap expense accrued	(29,521)	(29,241)
Current unrealized gains	780,268	81,587
Amortization of prior unrealized gains	71,461	17,056
Gain (loss) on early terminations	(45,363)	58,637
Net, Balance, end of period	$1,025,180	$180,476
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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains related to our derivatives of $374,734 and $825,640 and $30,309 and $52,537, for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At September 30, 2022, our liquidity totaled $469,331, consisting of $290,797 of cash plus $178,534 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities (refer to Note 10 to the consolidated financial statements). We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. We did not have any reverse repurchase agreements outstanding at September 30, 2022 and December 31, 2021.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

in purchase prices or sales proceeds. At September 30, 2022 and December 31, 2021, we financed our securities portfolio with $8,250,066 and $3,948,037 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at September 30, 2022 and December 31, 2021, were 8.74:1 and 3.45:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 7.76:1 and 7.39:1 at September 30, 2022 and December 31, 2021, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.32 to 1 at September 30, 2022.
Securities Portfolio Matters

	For the Nine Months Ended September 30,
	2022	2021
Securities purchased using proceeds from repurchase agreements and principal repayments	$13,978,223	$1,672,381
Average securities portfolio	$8,409,238	$7,440,880
Cash received from principal repayments on MBS	$451,849	$690,933
Net cash increase (decrease) from repurchase agreements	$4,302,029	$(1,085,626)
Cash interest payments made on liabilities	$65,444	$13,406
Cash and cash collateral posted to counterparties provided by operating activities (1)	$16,667	$24,384
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 14 to the consolidated financial statements). The management agreement runs through June 18, 2027 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
ARMOUR management fees	$8,519	$7,886	$24,926	$23,024
Less management fees waived	(1,950)	(2,100)	(5,850)	(6,600)
Total Management fee expense	$6,569	$5,786	$19,076	$16,424
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2022, there were 2,167 shares available for future issuance under the Plan.
At September 30, 2022, there was approximately $8,397 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $13.27 per share), which we expect to recognize as an expense as follows: for the remainder of 2022 an expense of $1,048, in 2023 an expense of $2,416, and thereafter an expense of $4,933. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 9 to the consolidated financial statements).

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three and nine months ended September 30, 2022, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $0.28 per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.31 or less.
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
Gains and losses on available for sale Agency Securities are included in net income only when realized upon sale or recognized as impairments; therefore, reported net income will generally not reflect all elements of our overall investment performance for the period. At September 30, 2022, the fair value of our available for sale Agency Securities totaled $236,545 which represented 2.85% of our securities positions, or 3.21% of our total investment securities, including TBA Agency Securities.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. See Part I, Item 1A. "Risk Factors" of our most recent Annual Report on Form 10-K. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:
•the impact of COVID-19 or a new pandemic on our operations;
•the geopolitical situation as a result of the war in Ukraine may continue to adversely affect the U.S. economy, which may lead the Fed to take actions that may impact our business;
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2022 and December 31, 2021. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
September 30, 2022
1.00%	(2.10)%	(0.71)%	(6.32)%
0.50%	(1.05)%	(0.35)%	(3.12)%
(0.50)%	1.05%	0.30%	2.72%
(1.00)%	2.08%	0.49%	4.42%

December 31, 2021
1.00%	48.15%	(0.85)%	(6.98)%
0.50%	24.45%	(0.30)%	(2.49)%
(0.50)%	(3.93)%	(0.07)%	(0.57)%
(1.00)%	(6.69)%	(0.56)%	(4.60)%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of September 30, 2022 and December 31, 2021. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	September 30, 2022		December 31, 2021
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.56)%	(12.13)%	(1.35)%	(10.81)%
+10 BPS	(0.62)%	(4.85)%	(0.54)%	(4.32)%
-10 BPS	0.62%	4.85%	0.54%	4.32%
-25 BPS	1.56%	12.13%	1.35%	10.81%
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
At September 30, 2022 and December 31, 2021, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2022. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents information regarding our net common stock repurchases made during the three months ended September 30, 2022 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
July 1, 2022 through July 31, 2022	—	$—	—	7,962
August 1, 2022 through August 31, 2022	—	$—	—	7,962
September 1, 2022 through September 30, 2022	(780)	$4.96	(780)	7,182
Total	(780)		(780)	7,182
(1)All shares were repurchased pursuant to our stock repurchase program (the "Common Stock Repurchase Program") (see Note 10 to the consolidated financial statements).
(2)Weighted average share price
(3)The Board authorized the Common Stock Repurchase Program to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock, which Common Stock Repurchase Program was announced on December 17, 2012. The Board subsequently amended the repurchase authorization on March 5, 2014 to increase the repurchase authorization from $100 million shares to 50,000 shares. On July 28, 2015, the Board increased the repurchase authorization to 9,000 shares effective in connection with the Company’s one-for-eight reverse stock split of its common stock in July 2015. Most recently, the Board increased the repurchase authorization back up to 9,000 shares on June 4, 2019. At September 30, 2022 there were 7,182 authorized shares remaining under the current Common Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K, filed on July 27, 2022)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.3	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 26, 2022	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer