Form 10-K
period 2022-12-31
Armour Residential REIT, Inc.
filed 2023-02-15
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
On June 30, 2022, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $769,677,709 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 14, 2023 was 192,774,581.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I
Item 1. Business
ARMOUR Residential REIT, Inc.

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"), a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.
ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission ("SEC"), (see Note 8 and Note 14 to the consolidated financial statements). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes (See Real Estate Investment Trust Requirements section below).
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
Assets
At December 31, 2022 and December 31, 2021, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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
Management
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 14 to the consolidated financial statements). ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. The cost of repurchased stock and any dividend specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2022, December 31, 2021 and December 31, 2020, the effective management fee, prior to management fees waived, was 0.95%, 0.98% and 1.00% based on gross equity raised of $3,787,042, $3,313,937 and $2,944,169, respectively.
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the years ended December 31, 2022 and December 31, 2021, ACM waived management fees of $7,800 and $8,600, respectively (see Note 8 to the consolidated financial statements). The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. From time to time, we grant restricted stock unit awards to our Board and to our executive officers that vest over various periods through 2027 and 2029, respectively (see Note 9 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Business (continued)

Environmental, Social and Governance Initiatives

ARMOUR is committed to best practices in our environmental, social and governance ("ESG") policies. We have incorporated many ESG principles into our corporate culture over time in growing the Company. We understand that ESG practices can create value by improving the environment and the lives of ACM's employees, our shareholders, our business partners, and the community and we recognize that understanding our efforts on ESG practices is increasingly important to those key relationships. ARMOUR’s Nominating and Corporate Governance Committee has primary oversight of our efforts in ESG policies, activities, and communications. We assess our practices with a goal of meeting or exceeding industry and peer standards. We continually seek opportunities to enhance the communities where we operate through corporate giving, employee volunteering, human capital development, and environmental sustainability programs. We continue to evaluate relevant corporate sustainability reporting frameworks with a goal of adopting and implementing best practices in our reporting framework.
Human Capital Resources
Our greatest strength and most important assets are the members of the ARMOUR team. Their overall well-being is paramount to the Company's success. ACM ensures its employees have a rewarding, supportive, and healthy working environment in which to thrive, and endeavors to support their success in all things. A diverse and inclusive internal climate is supported. ACM hires on the basis of qualifications and does not discriminate on the basis of sex, age, color, race, religion, marital status, national origin, ancestry, sexual orientation, physical and mental disability, medical condition, genetic information, veteran status or any other basis protected by federal, state, or local law. ACM provides employees with opportunities for growth and development, both in the personal and professional spheres, as well as a wide variety of resources to support their work and personal lives. ACM’s compensation and comprehensive benefits are thoughtfully designed to recognize and reward their professional skills, resulting in a low voluntary turnover rate for ARMOUR.
Coronavirus ("COVID-19") Response
The health, safety, and security of ACM's employees is of highest priority. Our approach to a COVID-19 response was grounded in the Company’s purpose and striving to make a difference in our community and workplace. ACM's executives along with the IT department, have constantly monitored the evolving situation and adapted efforts and responses to ensure a seamless transition to a remote working environment. Internal communications and virtual meetings were increased. There were no layoffs or salary cuts implemented in response to COVID-19. All of ACM's employees worked remotely ahead of any mandated guidelines and our remote work protocol has allowed us to shift quickly between in-person and virtual work environments to adapt effectively to changing conditions. The emergence of variant strains of the COVID-19 virus continues to influence individual and institutional behaviors and likely will for some time to come.
Cybersecurity
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

ARMOUR Residential REIT, Inc.
Business (continued)

ACM has established an Information Technology Steering Committee (the "IT Committee”) to help mitigate technology risks including cybersecurity. One of the roles of the IT Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
In addition, our Audit Committee periodically monitors and oversees our information and cybersecurity risks including reviewing and approving any information and cybersecurity policies, procedures and resources, and reviewing our information and cybersecurity risk assessment, detection, protection, and mitigation systems.
Funding Activities
If ACM and the Board determine that additional funding is advisable, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods. In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2022, there were 137,088 authorized shares of common stock and 43,153 authorized shares of preferred stock available for issuance. At December 31, 2022, there were 6,732 authorized shares remaining available for repurchase under our Repurchase Program.
Real Estate Investment Trust Requirements
As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to some federal, state and local taxes on our income. See, General risks common to ARMOUR and our peer mortgage REITs in Item 1A. Risk Factors of this Form 10-K for further discussion.
In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to timely distribute, with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy these requirements, we presently intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of MGCL and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common and preferred stock which represented non-taxable return of capital was 100.0% in 2022, 100.0% in 2021 and 100.0% in 2020. At December 31, 2022, we had approximately $399,783 in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the year 2032.

ARMOUR Residential REIT, Inc.
Business (continued)

Investment Company Act of 1940 Exclusion
We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion we must invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate related assets.” In satisfying this 55% requirement we treat MBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests. We currently treat MBS in which we hold less than all of the certificates issued by the pool (“partial pool” securities) as real estate related assets and not qualifying real estate interests. Our business would be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act. See General risks common to ARMOUR and our peer mortgage REITs in Item 1A. Risk Factors of this Form 10-K for further discussion.
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
Corporate Information
We are managed by ACM pursuant to a management agreement between ARMOUR and ACM. We do not have any employees. As of December 31, 2022, ACM had 21 employees that provide services to us.
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

ARMOUR Residential REIT, Inc.
Business (continued)

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

Index To Item 1A. Risk Factors
Page
Summary of Risk Factors	8
ARMOUR’s business of investing in MBS relies heavily on financial leverage which magnifies our interest rate and spread risks	8
ARMOUR actively issues new shares and redeems outstanding shares of its common and preferred stock	8
ARMOUR is externally managed by ACM	8
We and equity analysts consider Distributable Earnings as a measure of ARMOUR’s investment performance	9
Our affiliate BUCKLER is our largest financing counterparty and placement agent under our ATM program	9
General risks common to ARMOUR and our peer mortgage REITs	9

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
•Our MBS have maturities ranging from 10 to 30 years (although amortization and prepayments reduce average lives) while our repurchase agreement borrowings generally are for one to 90 days;
•Fed monetary policy significantly influences interest rates and short-term financing availability;
•At December 31, 2022, the fair value of our interest rate swaps was $983,659, which exceeds the amount of our common stock equity of $941,197. The fair value of our interest rate swaps represents unrealized gains recognized as a result of past interest rate increases. The fair value of these positions will ultimately go to zero over an uncertain path which will depend on future changes in interest rates and other factors;
•During stressful market conditions, we have sold and may in the future be forced to sell MBS at distressed prices, thereby potentially incurring permanent equity losses; and
•We have credit exposure to our financing and derivative counterparties for the value of our collateral they hold in excess of our current liabilities.
ARMOUR actively issues new shares and redeems outstanding shares of its common stock:
•We have issued and may in the future issue shares of our common in underwritten “block” or “at the market” offerings, which may adversely impact the market price of our stock and result in dilution to existing stockholders;
•We may issue stock when investment opportunities are relatively less attractive;
•We may repurchase our common stock at prices below book value, to the potential disadvantage of selling shareholders; and
•Significant changes in the number of shares outstanding over time complicate the understanding of periodic per share calculations.
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
•Reductions in our total stockholders’ equity have not reduced our management fee expense. ACM’s contractual management fee is calculated using the contractually defined base “gross equity raised,” which substantially exceeds total stockholders’ equity determined under GAAP. As a result, ACM’s annualized contractual management fee rate as of December 31, 2022 equaled 3.23% of total stockholders’ equity;
•ACM has voluntarily waived a portion of its contractual management fee. ACM has reduced and may further reduce the amount of or discontinue entirely its voluntary waiver without our consent; and
•Our management agreement with ACM extends through December 31, 2029. Through that date, the Company is obliged to pay contractual management fees totaling approximately $260,850 based on gross equity raised as of February 14, 2023. ARMOUR may terminate the agreement without cause only under limited circumstances, which include a termination fee equal to four times the contractual management fee for the preceding 12 months. This management agreement will automatically renew for an additional five-

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

year term to December 31, 2034 unless the Company gives ACM written notice of non-renewal on or before July 3, 2029 as the result of either (i) a vote of two-thirds of our independent directors or (ii) a vote of a majority of the shares of common stock outstanding (other than shares held by ACM or its affiliates). The Board of Directors has previously agreed to, and may in the future agree to, extend the current term of our management agreement without requiring shareholder approval.
We and equity analysts consider Distributable Earnings as a measure of ARMOUR’s investment performance:
•Distributable Earnings is a non-GAAP measure which excludes gains and losses in portfolio value, which makes Distributable Earnings more stable from month to month but also makes it an imperfect measure of our overall financial performance as compared to total comprehensive income (loss) computed in accordance with GAAP. Our Board of Directors considers Distributable Earnings among other factors when declaring dividends on our common stock. Since 2010, ARMOUR has distributed common stock dividends totaling approximately $1,776,886 while incurring cumulative total comprehensive (loss) attributable to common stockholders of $(984,207). Such losses include approximately $(622,300) in 2013, $(539,942) in the first quarter of 2020 and $(399,914)in the first three quarters of 2022; and
•Considering Distributable Earnings may cause ACM to make portfolio decisions that accelerate the realization of losses and delay the realization of gains, which may not maximize our risk-adjusted returns.
Our affiliate BUCKLER is our largest financing counterparty and placement agent under our ATM program:
•We hold a 10.8% equity ownership in BUCKLER and a subordinated loan for $105 million, which qualifies as regulatory capital;
•BUCKLER relies primarily on bilateral and triparty repurchase agreement funding through the FICC. If BUCKLER became unable to access these facilities, our own funding could become more difficult and more expensive. We maintain repurchase relationships with other counterparties which may reduce this risk;
•BUCKLER has acted as placement agent for 72% of the shares of common stock that ARMOUR has issued through its ATM programs in 2022;
•BUCKLER provides repurchase financing to third parties and may pursue other lines of business. We cannot guarantee that BUCKLER will not incur losses from these activities. Significant losses by BUCKLER from other business could impair the value of our investment in BUCKLER and limit BUCKLER’s ability to provide attractive repurchase financing to ARMOUR; and
•ACM owns 75.4% of the equity in BUCKLER and certain of our officers are also officers and equity owners of BUCKLER, which may lead to conflicts of interest between BUCKLER and ARMOUR.
General risks common to ARMOUR and our peer mortgage REITs:
•Our ability to make attractive portfolio investments, obtain financing and hedge risks consistent with our strategy;
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
It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of COVID-19, epidemic disease, warfare (including the hostilities between Russia and Ukraine), economic and international trade conflicts or sanctions, the change in the political makeup of the U.S. Congress, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.
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
Risk Factors (continued)

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
In an effort to tame rising inflation levels, the Fed has been aggressively increasing the Federal Funds Rate since the first quarter of 2022, ending the fourth quarter of 2022 with a target range of 4.25% and 4.50%, and is likely to continue the hikes. In addition, the Fed’s quantitative tightening policies have included decreasing the pace of its large-scale purchases of residential MBS and U.S. Treasuries, creating net supply in the market. The combination of these actions have resulted in an increase in interest rates and a flattening of the yield curve, negatively impacting the market value of our investments and increasing our borrowing costs since the fourth quarter of 2021 and throughout 2022.
The fair value of our interest rate swaps represents unrealized gains recognized as a result of past interest rate increases. The fair value of these positions will ultimately go to zero. This exact path of this inevitable decline is uncertain and will depend on future changes in interest rates and other factors.
At December 31, 2022, the aggregate fair value of our interest rate swaps was $983,659, which exceeds the amount of our equity attributable to our common stock of $941,197. The fair value of our interest rate swaps represents unrealized gains recognized as a result of interest rate increases. Periodic net swap receipts and payments were forecasted in arriving at the estimated fair values of our swaps. Accordingly, amounts reported as the periodic net coupon effect of our interest rate swaps largely represent values that were previously recognized elsewhere in total comprehensive income and have relatively less current impact on our total stockholders’ equity.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

The fair value of our swap positions will ultimately go to zero over their remaining terms, which averaged 73 months as of December 31, 2022. The rate and exact path of this inevitable decline is uncertain and will depend on future changes in interest rates and other factors, which will also drive the future amounts of net swap receipts or payments. We also may terminate swaps before their maturity and receive or make final settlement payments based on the estimated fair value of the swap at the time of termination.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2022 and December 31, 2021, BUCKLER (see Note 14 to the consolidated financial statements) accounted for 50.2% and 49.7%, respectively, of our aggregate borrowings and had an amount at risk of 12.9% and 5.0%, respectively, of our total stockholders' equity.
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
We experience prepayments on our Agency Security every month and the speed of prepayments varies widely from month to month and across individual Agency Securities. Factors driving prepayment speeds include the rate of new and existing home sales, the level of borrower refinancing activities and the frequency of borrower defaults. Such factors are themselves influenced by government monetary, fiscal and regulatory policies and general economic conditions such as the level of and trends in interest rates, GDP, employment and consumer confidence. Prepayment expectations are an integral part of pricing Agency Securities in the marketplace. Volatility in actual prepayment speeds creates volatility in the amount of premium amortization we recognize. Higher speeds reduce our interest income and lower speeds increase our interest income.
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
ARMOUR actively issues new shares and redeems outstanding shares of its common stock:
We have issued and may in the future issue shares of our common in underwritten “block” or “at the market” offerings, which may adversely impact the market price of our stock and result in dilution to existing stockholders.
We have historically been active in raising capital for ARMOUR. Through February 2019, we primarily relied on “block” offerings placed through a syndicate of underwriters to issue new shares of our common stock. The number of shares offered typically represents a multiple of daily trading volume and the offering price is typically set at a discount to recently reported market prices to facilitate the timely sale to investors. The public announcement of the transactions may depress market trading prices, potentially for an extended period of time.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

We continue from time to time to evaluate underwritten block offerings and may execute one or more in the future depending on overall considerations of size, pricing and market conditions.
Since 2020, we have relied on “at the market” offerings (or “ATM”) to issue new shares of our common stock. Under our ATM programs, we instruct a placement agent to accept bids and post offers for our stock in the regular trading markets throughout the trading day. These transactions are typically executed through automated trading algorithms and subject to limits including minimum sales prices and maximum percentage of trading volume. A placement agent may also entertain direct offers from its institutional customers on our behalf. Our ATM sales are not the subject of contemporaneous public reporting. Therefore, the direct impact on overall market trading prices for our stock is difficult to discern, but may also be negative. Fees to placement agents for ATM transactions represent a lower percentage of stock proceeds than underwriting fees for block offerings.
We consider the potential dilution of existing shareholders as part of our decision to issue new shares. ARMOUR’s board of directors has authorized the issuance of new common shares where the net proceeds to the Company, after fees and expenses, represents at least 93.5% of our most recent estimate of ARMOUR’s book value per common share. We endeavor to achieve net proceeds representing a higher percentage. For 2022, we realized net proceeds that averaged approximately 98% of recently estimated book value, resulting in an aggregate dollar dilution of $9,528. We also consider the favorable impact of spreading administrative and operating expenses over an increased number of common shares.
We may issue stock when investment opportunities are relatively less attractive.
The market trading price of our common stock tends to be positively correlated with the general price levels of the MBS that represent our target investments. Therefore, opportunities to raise capital at attractive prices may occur when potential investment opportunities are relatively less attractive. Accordingly, we may temporarily invest the proceeds of stock issuances by reducing our repo borrowings on our existing portfolio or purchasing US Treasuries or other assets in anticipation of more attractive MBS investment opportunities in the future.
Typically, we purchase our MBS for regular settlement, which occurs only once a month. Accordingly, even when we are able to invest the proceeds of stock issuances in MBS at attractive prices, there may be a temporary delay before we begin to earn investment income.
We may repurchase our common stock at prices below book value, to the potential disadvantage of selling stockholders.
We only repurchase stock by accepting unsolicited offers in open market transactions and only when the market trading price is significantly below our current estimate of ARMOUR’s book value per common share. These depressed market trading prices may be temporary as a result of relatively transient anomalies. Selling stockholders may base their decisions on less sophisticated research and analytical tools than are available to ARMOUR, and therefore be at a potential disadvantage.
Significant changes in the number of shares outstanding over time complicate the understanding of periodic per share calculations.
GAAP requires that earnings per share amounts be calculated based on the time-weighted average number of shares outstanding during each period. The weighted average shares outstanding used in the denominator of each per share calculation is determined separately for each quarterly and year-to-date period. Therefore, the resulting per share amounts are not additive across periods when the number of shares outstanding is changing significantly. GAAP explicitly recognizes this result (“denominator effect”), even though it is often not material because the number of shares outstanding often remains relatively constant from period to period.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

We regularly report book value per common share, which is calculated as stockholders’ equity attributable to common stockholders (net of liquidation preferences on preferred stock) divided by the number of shares outstanding. Changes in book value per common share are partially explained by total comprehensive income or loss per share and common per share dividends declared. The residual difference between the beginning and ending book value per share is attributed to the net accretive or dilutive effect of our capital activities (share issuances and repurchases). Consequently, any denominator effect across time periods relating to total comprehensive income or loss per share will result in an equal offsetting effect in the attributed net accretion or dilution.
The following table illustrates these denominator effects for ARMOUR for 2022.

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	December 31, 2022 (1)
Comprehensive Income (loss) available (related) to common stockholders	$(147,967)	$(96,237)	$(155,710)	$39,502	$(360,412)
Weighted average common shares outstanding	96,226	106,514	123,251	145,847	117,968
Comprehensive Income (loss) per common share	$(1.54)	$(0.90)	$(1.26)	$0.27	$(3.06)

Beginning Book Value per Common Share	$10.33	$8.48	$7.25	$5.83	$10.33
Comprehensive Income (loss) per common share	(1.54)	(0.90)	(1.26)	0.27	(3.06)
Dividends Declared per common Share	(0.30)	(0.30)	(0.30)	(0.30)	(1.20)
Accretive (Dilutive) Effect of Capital Activity	(0.01)	(0.03)	0.14	(0.02)	(0.29)
Ending Book Value per Common Share	$8.48	$7.25	$5.83	$5.78	$5.78
(1) Per shares amounts are not intended to be added across periods under GAAP. In this illustration, comprehensive loss per common share for the year ended December 31, 2022, is $0.37 per share lower than the algebraic sum of corresponding amounts for the four individual quarters of the year. Similarly, the dilutive effect of our capital activity is $0.37 per common share larger when calculated on an annual basis as compared to the algebraic sum of the individual quarterly calculations.
The denominator effect is also present when aggregating days into a month or months into a quarter for purposes of per share calculations. Accordingly, the attributed accretion or dilution we report for a quarter or longer period may not be fully representative of the daily results of our capital activities.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
ACM's management fees are calculated based on our gross equity raised and not on our performance. Gross equity raised substantially exceeds total shareholders' equity determined in accordance with GAAP and management fee expenses do not decline with reductions in our total stockholders' equity. As a result, ACM's annualized contractual management fee rate as of December 31, 2022, equaled 3.23% of stockholders' equity.
The management agreement entitles ACM to receive a management fee payable monthly in arrears calculated based on gross equity raised (see Note 9 and Note 15 to the consolidated financial statements). The annualized management fee rate is (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, plus brokerage commissions and other costs of capital raising. Amounts paid to

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

shareholders to repurchase common and preferred stock, before any brokerage commissions and costs, reduce gross equity raised. Dividends specifically designated by the Board as liquidation dividends reduce the amount of gross equity raised. To date the Board has made no such specific designation of any of the dividends paid by the Company. Pursuant to prior versions of the management agreement, gross equity raised was reduced by $123,199 to reflect dividends paid in in excess of taxable income prior to January 1, 2016. Regular dividends (including those treated as a return of capital for tax purposes on or after January 1, 2016) and investment losses do not reduce gross equity raised. Investment gains and net income do not increase gross equity raised. Accordingly, we have experienced and may continue to experience reductions in our total stockholders’ equity without a commensurate reduction in management fee expense.
At December 31, 2022 gross equity raised totaled $3,787,042 resulting in an effective contractual management fee rate, prior to management fees waived, of 0.95%. The resulting annualized contractual management fee of $35,903 represents 3.23% of the Company’s total stockholders’ equity determined in accordance with GAAP of $1,112,372 at December 31, 2022.
ACM is entitled to receive monthly management fees that are based on gross equity raised regardless of our performance. Accordingly, ARMOUR has paid, and may in the future pay, significant management fees to ACM for a given month in which we experience a total comprehensive loss. ACM’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to ACM to devote its time and effort to source and maximize risk adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our stock. Further, the management fee structure gives ACM the incentive to maximize gross equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward ACM primarily based on the size of our equity raised and not on our current common equity capital or financial returns to common stockholders.
ACM has voluntarily waived a portion of its contractual management fee. ACM has reduced, and may further reduce, the amount of or discontinue entirely its voluntary fee waiver without our consent.
ACM began waiving 40% of its management fee beginning with the second quarter of 2020. ACM reduced the fee waiver to the rate of $8,600 and $7,800 for the years ended December 31, 2021 and December 31, 2022, respectively. ACM has adjusted the fee waiver rate to $1,650 for the first quarter of 2023 and $550 per month thereafter until further notice (see Note 8 to the consolidated financial statements). ACM may prospectively further reduce the amount of or discontinue entirely its voluntary fee waiver at its sole discretion and without requiring our consent.
The termination of the management agreement may be difficult and costly.
We may not terminate our management agreement with ACM before December 31, 2029, except for cause or in connection with the liquidation of ARMOUR or certain business combination transactions. For the period from January 1, 2023 through December 31, 2029, ARMOUR is obliged to pay contractual management fees totaling approximately $260,850 based on gross equity raised as of February 14, 2023, the date of the most recent management contract extension.
The term “cause” is limited to those circumstances described in the management agreement with ACM and generally includes a final court determination of material breach of the management agreement, willful misconduct, gross negligence or fraud. Upon a termination by us in connection with the liquidation of ARMOUR or certain business combination transactions the management agreement provides that ARMOUR will pay ACM a termination payment equal to four times the contractual base management fee payable to ACM in the preceding full 12 months, calculated as of the effective date of the termination of the agreement. ACM's voluntary fee waiver does not reduce the amount of such termination payment. The contractual management fee payable to ACM for

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

the 12 months ended December 31, 2022, was $33,714. The contractually required termination payment would increase the effective cost to us to terminate the management agreement in connection with the liquidation of ARMOUR or certain business combinations and adversely affecting ARMOUR's attractiveness as a potential business combination target.
ARMOUR does not have the contractual right to voluntarily end our relationship with ACM before December 31, 2029, even if we believe ACM’s performance is not satisfactory. Accordingly, we would need to negotiate a mutually agreeable termination settlement in order to internalize new management of ARMOUR or engage a different manager. Such a negotiated termination settlement may be difficult and costly to achieve.
The management agreement with ACM will automatically renew for an additional 5-year term unless ARMOUR gives 180-day written notice of non-renewal.
The current term of our management agreement with ACM extends through December 31, 2029. This management agreement will automatically renew for an additional five-year term to December 31, 2034 unless ARMOUR gives ACM written notice of non-renewal on or before July 3, 2029. Such non-renewal notice requires either two-thirds of our independent directors or holders of a majority of the common stock outstanding to find that (i) there has been unsatisfactory performance by ACM that is materially detrimental to ARMOUR or (ii) that the compensation to ACM is unfair, in which case ACM may endeavor to renegotiate such compensation on terms agreeable to two-thirds of the independent directors.
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
We and equity analysts consider Distributable Earnings as a measure of ARMOUR’s investment performance:
Distributable Earnings is a non-GAAP measure which excludes gains and losses, and therefore is an imperfect measure of our overall financial performance. Distributable Earnings is not a standardized metric.
We consider Distributable Earnings as a measure of our investment performance and discuss our periodic financial results in terms of Distributable Earnings in our press releases and conference calls with equity analysts. We believe that Distributable Earnings is useful to investors because it is related to the amount of dividends we may distribute. Distributable Earnings is a non-GAAP measure defined as net interest income plus TBA Drop Income adjusted for the net coupon effect of interest rate swaps minus net operating expenses. Distributable Earnings differs, potentially significantly, from net interest income and from total comprehensive loss (which includes realized gains and losses and market value adjustments).

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

The following table illustrates the relationship between Distributable Earnings and net interest income and total comprehensive income for the year ended December 31, 2022.

December 31, 2022
Net Interest Income	$107,638
TBA Drop Income	24,661
Net interest income on interest rate swaps and futures contracts	53,093
Total Expenses after fees waived	(37,833)
Distributable Earnings	$147,559

Total Comprehensive Loss	$(348,430)
Items Excluded From Distributable Earnings:
Loss on MBS	$1,107,465
Loss on U.S. Treasury Securities	152,777
Loss on TBA Securities, less TBA Drop Income	162,313
Amortization of prior unrealized net gains	90,928
Unrealized gain on interest rate swaps	(922,066)
Futures contracts gains	(95,428)
Add back excluded net losses	$495,989
Distributable Earnings	$147,559
Distributable Earnings is based on the historical cost basis of our Agency Securities and interest rate swaps, while we report substantially all of our assets and liabilities at current fair values. As a result, Distributable Earnings may include amounts that were recognized and reported elsewhere in our consolidated financial statements previously. For example, the net coupon effect of interest rate swaps is the primary driver of market value adjustments on these positions that were recognized in total comprehensive loss and total stockholders’ equity in prior periods.
Distributable Earnings is an incomplete measure of the Company’s financial performance. Distributable Earnings should be considered as supplementary to, and not as a substitute for, the Company’s net interest income and total comprehensive income (loss) computed in accordance with GAAP as a measure of the Company’s financial performance.
Other mortgage REITs report Distributable Earnings or similar measures that are calculated on a different basis than the basis we use. For example, other calculations may exclude some or all prepayment effects and/or more or less hedging activities. Because Distributable Earnings is not a standardized metric, it may not be directly comparable across various reporting companies.
Considering Distributable Earnings may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

rate environments, we may replace mortgage securities that have declined in value with new, higher coupon securities while retaining interest rate swaps that have increased in value.
Our affiliate BUCKLER is our largest financing counterparty and placement agent under our ATM program:
A material portion of our aggregate repurchase financing is facilitated through BUCKLER.
At December 31, 2022, BUCKLER provided approximately $3,247,474, or 50.2% of ARMOUR’s repurchase financing. BUCKLER is subject to various broker-dealer regulations. BUCKLER’s failure to comply with these regulations, facilitate attractive repurchase financing and its ability to conduct business with third parties could adversely affect ARMOUR’s funding costs, “haircuts” and/or counterparty exposure.
We hold a 10.8% equity ownership interest in BUCKLER and additionally, provided it with an aggregate of $105.0 million in an unsecured subordinated loan which qualifies as regulatory capital.
The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship, and funding commitment) compared to other suitable repurchase financing counterparties. To facilitate this, a subsidiary of ARMOUR has made a $105.0 million subordinated loan to BUCKLER, which qualifies as regulatory capital, and holds a 10.8% equity ownership interest in BUCKLER (see Note 14 to the consolidated financial statements). We cannot guarantee that BUCKLER will be able to provide repurchase financing on more attractive terms in the future.
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
ARMOUR continues to maintain active repurchase financing arrangements with numerous other counterparties with the intention of reducing our risk of relying primarily on BUCKLER. At December 31, 2022, we had repurchase borrowings from 16 different counterparties including BUCKLER. However, there can be no assurance as to the availability, terms, or cost of additional repurchase financing that might be available from other counterparties if we needed to replace BUCKLER’s financing capacity, particularly on short notice or during times of market distress.
BUCKLER is the primary placement agent for ARMOUR's common share ATM Programs.
BUCKLER has acted as placement agent for 72% of the shares of common stock that ARMOUR has issued through its ATM programs in 2022. BUCKLER’s commission rate for these placements has been lower than the commission rates of other placement agents involved in our ATM program. Placement commissions represent a significant contribution to BUCKLER profitability. If BUCKLER became unable to participate in our ATM program, our placement costs would increase. If we reduce the volume of ATM placements with BUCKLER, its profitability would be adversely affected.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
ACM owns 75.4% of the equity of BUCKLER. BUCKLER may offer repurchase agreement financing to us at rates and terms that may be less advantageous to us than if they had been negotiated with third parties.
General risks common to ARMOUR and our peer mortgage REITs:
We operate in a highly competitive market for investment opportunities and related financing and competition may limit our ability and financing to acquire desirable investments in our target assets, obtain necessary financing and could also affect the pricing of these assets and cost of funds.
We operate in a highly competitive market for investment opportunities and borrowing facilities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices and finance them economically. In acquiring and financing our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs may have investment objectives that overlap with ours, which may create additional competition for investment opportunities and financing. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. or foreign governments. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify, finance and make investments that are consistent with our investment objectives.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Our ability to buy or sell our securities and arrange our repurchase financing may be severely limited or not profitable and we may be required to post additional collateral in connection with our financing.
We buy and sell our securities and arrange our repurchase financing in privately negotiated transactions with banks, brokers, dealers, or principal counter parties such as originators, the GSEs and other investors. Without the benefit of a securities exchange, there may be times when the supply of or demand for the MBS we wish to buy or sell is severely limited. The bid-ask spread between the prices at which we can purchase and sell MBS may also become temporarily wide relative to historical levels. This could exacerbate our losses or limit our opportunities to profit during times of market stress or dislocation. It may also reduce the amount of repurchase financing that our lenders are willing to provide. We attempt to mitigate this risk by concentrating our investments in MBS that have more widespread trading interest resulting in deeper and more liquid trading.
All of our repurchase financing has daily collateral maintenance requirements, and a substantial portion of our MBS are pledged as collateral. These collateral requirements are monitored by our counterparties and we may be required to post additional collateral when the value of our posted collateral declines. We attempt to mitigate this risk by moderating the amount of our financial leverage, monitoring collateral maintenance requirements, timely calling for collateral (or a return of collateral) from our counterparties, and maintaining reserve liquidity in the form of cash or unpledged Agency Securities that are widely acceptable as collateral. By concentrating our investments in more liquid Agency Securities, we also seek to be able to quickly sell positions and reduce our financial leverage if necessary.
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
Exchange-traded swaps and futures have higher initial margin requirements than bilateral swap agreements.
Historically, we have primarily used bilateral interest rate swaps that were privately negotiated with counterparties. Under the Dodd-Frank Act, certain swaps are required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. As more swap transactions are being executed through clearing facilities, our ability to enter into new bilateral swaps is waning. We have begun using exchange -traded futures contracts and cleared swaps in place of bilateral swaps. While these contracts are more liquid than bilateral swaps, they also may require substantially higher initial margin deposits. For example, longer tenor cleared swaps may require initial margin deposits currently as high as 4.5% of the notional swap amount. Higher initial margin requirements will increase our need for liquidity.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset undistributed taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(136,388), $(13,819), $(15,605), and $(732,478) will be available to offset future capital gains realized in 2023, 2024, 2026 and 2027 respectively. Any capital loss carry forward that we have not used to offset undistributed otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Capital loss carry forwards totaling $921,172 expired unused in 2022 and prior years because we did not generate enough taxable net capital gains during that period relative to our level of distributions. Our current practice of declaring dividends based on non-GAAP Distributable Earnings increases the likelihood that net capital gains realized will be treated as distributed in the year realized. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
Under rules adopted under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as CPOs.
The CFTC staff has issued a no-action letter (CFTC Staff Letter 12-44) to provide exemptive relief to mortgage REITs. We have submitted our claim and our directors do not intend to register as CPOs. To comply with CFTC Staff Letter 12-44, we are restricted to operating within certain parameters. For example, the exemptive relief limits our ability to enter into interest rate hedging transactions such that the initial margin and premiums for such hedges will not exceed five percent of the fair market value of our total assets. Furthermore, while the exemptive relief eliminates the CPO requirement, we still operate a commodity pool and are therefore subject to

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

other CFTC requirements. Such other requirements may include having our interest rate swap contracts cleared through recognized clearing organizations or having to post higher initial margins on uncleared swaps.
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
Our Board of Directors considers Distributable Earnings when determining the level of dividends on our common stock. Distributable Earnings tends to be more stable over time and this practice is designed to increase the stability of our common stock dividend from month to month. However, Distributable Earnings excludes gains and losses in portfolio value that are reflected in total comprehensive income (loss) computed in accordance with GAAP. These differences cause us to distribute common stock dividends that differ from our total economic return. Since 2010, ARMOUR has distributed common stock dividends totaling approximately $1,776,886 while incurring cumulative total comprehensive (loss) attributable to common stockholders of $(984,207). Such losses include approximately $(622,300) in 2013 and $(539,942) in the first quarter of 2020 and $(399,914) in the first three quarters of 2022.
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
Our common stock may become the target of a “short squeeze.”
The securities of several companies have increasingly experienced significant and extreme volatility in share price due to short sellers of common stock and buy-and-hold decisions of longer investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the shares to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those shares have abated. We may be a target of a short squeeze, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Our common stock has experienced and may continue to experience price fluctuations, which could cause you to lose a significant portion of your investment and interfere with our efforts to grow our business.
Stock markets are subject to significant price fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors. Possible exogenous incidents and trends may also impact the capital markets generally and our common stock prices specifically. For example, the ongoing war between Russia and Ukraine and resulting economic sanctions imposed by many countries on Russia have led to disruption, instability and volatility in the U.S. and global markets and industries and are expected to have a negative impact on the U.S. and broader global economies. The timing of your purchase and sale of our common stock relative to fluctuations in its trading price may result in you losing a significant portion of your investment.
If securities or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our share price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

ARMOUR Residential REIT, Inc.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

We do not own or lease any real estate or other physical properties. Pursuant to the management agreement, ACM maintains our executive offices at 3001 Ocean Drive, Suite 201, Vero Beach, Florida 32963. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings

See Note 8 - Commitments and Contingencies for information on legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
ARMOUR Residential REIT, Inc.

Stock Symbols and Holders of Common Equity
Our 7.00% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), and our common stock are currently listed on the NYSE under the symbols “ARR-PRC”and “ARR,” respectively. On February 14, 2023, the closing per share price of our common stock as reported on the NYSE was $5.93.
As of February 14, 2023, we had 155 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.
Common Stock Repurchase Program
Issuer Purchases of Equity Securities
The following table presents information regarding our net common stock repurchases made during the three months ended December 31, 2022 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
October 1, 2022 - October 31, 2022	(450)	$5.01	(450)	6,732
November 1, 2022 - November 30, 2022	—	$—	—	6,732
December 1, 2022 - December 31, 2022	—	$—	—	6,732
Total	(450)		(450)	6,732
(1)All shares were repurchased pursuant to our stock repurchase program (the "Common Stock Repurchase Program") (see Note 10 to the consolidated financial statements).
(2)Weighted average share price
(3)The Board authorized the Common Stock Repurchase Program to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock, which Common Stock Repurchase Program was announced on December 17, 2012. The Board subsequently amended the repurchase authorization on March 5, 2014 to increase the repurchase authorization from $100 million shares to 50,000 shares. On July 28, 2015, the Board increased the repurchase authorization to 9,000 shares effective in connection with the Company’s one-for-eight reverse stock split of its common stock in July 2015. Most recently, the Board increased the repurchase authorization back up to 9,000 shares on June 4, 2019. At December 31, 2022 there were 6,732 authorized shares remaining under the current Common Stock Repurchase Program.
Dividend Policy
We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. For the year ended December 31, 2022, we paid full cumulative dividends on our preferred stock.
For historical information on the frequency and amount of cash dividends paid to the holders of shares of our preferred stock and common stock see Note 10 to the consolidated financial statements.

ARMOUR Residential REIT, Inc.
Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities (continued)

Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $142,424 and dividend payments to preferred stockholders were $11,982 for the year ended December 31, 2022. Our estimated REIT taxable loss available to pay dividends was $(20,297) for the year ended December 31, 2022. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 100.0% in 2022, 100.0% in 2021 and 100.0% in 2020.

ARMOUR Residential REIT, Inc.
Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities (continued)

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2017, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Return
250
200
150
100
50
0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
NAREIT Mortgage REIT Index
S&P 500 Index
ARMOUR Residential REIT

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
ARMOUR Residential REIT	$100.00	$88.07	$86.28	$57.58	$58.26	$39.74
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
NAREIT Mortgage REIT Index	$100.00	$97.48	$118.27	$96.07	$111.09	$81.53
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

[Reserved]

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
References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"), a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.
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
At December 31, 2022 and December 31, 2021, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Management
See section titled Management in Item 1. Business and also in Note 8 and Note 14 to the consolidated financial statements.
Market and Interest Rate Trends and the Effect on our Securities Portfolio
Federal Reserve Actions
On December 14, 2022, the Fed raised its target range for the Federal Funds Rate to between 4.25% and 4.50%. The Fed also stated that it anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2% over time. The Fed further stated that it will continue reducing its holdings of agency mortgage-backed securities and other fixed-income assets (as described in the Plans for Reducing the Size of the Fed's Balance Sheet that were issued in May 2022). The Fed stated that it will reinvest into agency MBS the amount of principal payments from the Fed's holdings of agency debt and agency MBS received in each calendar month that exceeds a cap of $35 billion per month. The Fed further indicated that it will roll over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $60 million per month. The table below shows the hikes in the Fed's target rate from March 2020.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since March 2020.

Meeting Date	Lower Bound	Higher Bound
December 14, 2022	4.25%	4.50%
November 2, 2022	3.75%	4.00%
September 21, 2022	3.00%	3.25%
July 27, 2022	2.25%	2.50%
June 15, 2022	1.50%	1.75%
May 4, 2022	0.75%	1.00%
March 16, 2022	0.25%	0.50%
March 16, 2020	0.00%	0.25%
March 3, 2020	1.00%	1.25%
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
The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from December 31, 2020 to December 31, 2022.
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
Results of Operations

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Net Interest Income	107,638	73,368	106,431
Total Other Loss	(299,735)	(23,090)	(289,577)
Total Expenses after fees waived	(37,833)	(34,915)	(31,966)
Net Income (Loss)	$(229,930)	$15,363	$(215,112)
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	7,452	(10,952)	(143,877)
Reclassification adjustment for Impairment losses on available for sale Agency Securities	4,183	—	1,012
Net unrealized loss on available for sale Agency Securities	(130,135)	(61,106)	(33,577)
Other comprehensive loss	$(118,500)	$(72,058)	$(176,442)
Comprehensive Loss	$(348,430)	$(56,695)	$(391,554)
Net loss for the year ended December 31, 2022 reflects interest income from a larger average securities portfolio as well as net gain on our derivatives offset by losses on our Agency Securities and U.S. Treasury Securities. Net income for the year ended December 31, 2021 reflects interest income from a smaller average securities portfolio as well as gains (losses) on our Agency Securities and the net gains on our derivatives. Our results for the year ended December 31, 2020 were significantly impacted by COVID-19 that started in the second week of March 2020. To increase liquidity, we significantly reduced our portfolio of Agency Securities (including TBA Agency Securities) by 39.1% from December 31, 2019. During the third quarter of 2020, we completed the liquidation of our Credit Risk and Non-Agency Securities. The net loss for the year ended December 31, 2020 reflected losses on derivatives due to the termination of interest rate swap contracts and losses on Credit Risk Transfer and Non-Agency Securities that were offset by gains on sales of Agency Securities and gains on TBA Agency Securities.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net interest income is a function of both our securities portfolio size and net interest rate spread.

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest Income	$228,432	$80,478	$169,402
Interest Expense	(120,794)	(7,110)	(62,971)
Net Interest Income	$107,638	$73,368	$106,431

Year Ended December 31, 2022 vs. Year Ended December 31, 2021:
•Our average securities portfolio, including TBA Agency Securities, increased 7.7% from $7,677,721 for the year ended December 31, 2021 to $8,270,780 for the year ended December 31, 2022.
•Our average securities portfolio yield increased 0.83% and our average cost of funds increased 0.26% year over year.
•Our net interest rate spread increased 0.57% year over year.

Year Ended December 31, 2021 vs. Year Ended December 31, 2020:
•Our average securities portfolio, including TBA Agency Securities, decreased 2.0% from $7,834,588 for the year ended December 31, 2020 to $7,677,721 for the year ended December 31, 2021.
•Our average securities portfolio yield decreased 0.55% and our average cost of funds decreased 0.60% year over year.
•Our net interest rate spread increased 0.05% year over year.
•MBS prepayments were $4,292 for the year ended December 31, 2021 compared to $202 for the year ended December 31, 2020.

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
December 31, 2022	3.25%	0.66%	2.59%	3.80%
September 2022	3.24%	1.03%	2.21%	2.30%
June 2022	2.88%	0.66%	2.22%	0.83%
March 2022	2.20%	0.42%	1.78%	0.17%
December 2021	2.15%	0.40%	1.75%	0.16%
September 2021	2.15%	0.45%	1.70%	0.17%
June 2021	1.95%	0.50%	1.45%	0.17%
March 2021	1.84%	0.35%	1.49%	0.23%
December 2020	1.99%	0.27%	1.72%	0.26%

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

Annualized CPR
Average Principal Prepayment Rate Annualized
20%
15%
10%
5%
0%
10 Yr Treasury Rate
4.5%
4%
3.5%
3%
2.5%
2%
1.5%
1%
0.5%
0%
Dec-20
Mar-21
Jun-21
Sept-21
Dec-21
Mar-22
Jun-22
Sept-22
Dec-22
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Other Income (Loss):
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	$(7,452)	$10,952	$143,877
Impairment losses on available for sale Agency Securities	(4,183)	—	(1,012)
Gain (loss) on Agency Securities, trading	(946,666)	(77,145)	19,557
Loss on Credit Risk and Non-Agency Securities	—	—	(189,555)
Gain (loss) on U.S. Treasury Securities	(152,268)	(9,391)	21,357
Gain (loss) on derivatives, net	810,834	52,494	(283,801)
Total Other Loss	$(299,735)	$(23,090)	$(289,577)

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Year Ended December 31, 2022 vs. Year Ended December 31, 2021:
•Gain (loss) on Agency Securities, available for sale, resulted from the proceeds from sales of Agency Securities during the year ended December 31, 2022 of $988,728 compared to $167,202 during the year ended December 31, 2021.
•During the year ended December 31, 2022, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. During the third quarter of 2022, we recognized an impairment of $4,183 in our consolidated statements of operations and comprehensive income (loss), as we had decided to sell certain available for sale securities before they recovered in value.
•Gain (loss) on Agency Securities, trading, resulted from the change in fair value of the securities as well as losses on sales during the year ended December 31, 2022. The change in fair value of the securities was $(489,316), due to the change in interest rates and mortgage spreads, for the year ended December 31, 2022. For the year ended December 31, 2022, we sold $5,360,328 of these securities which resulted in a loss of $(457,350). The change in fair value of the securities was $(74,214) for the year ended December 31, 2021. For the year ended December 31, 2021, we sold $813,178 of these securities which resulted in a loss of $(2,931).
•Gain (loss) on U.S. Treasury Securities resulted from the change in fair value of the securities as well as gains on sales during the year ended December 31, 2022. The change in fair value of the securities was $(7,705) for the year ended December 31, 2022. For the year ended December 31, 2022, we sold $5,374,982 of these securities which resulted in a realized loss of $(144,563). The change in fair value of the securities was $154 for the year ended December 31, 2021. Sales of U.S. Treasury Securities were $389,586 for the year ended December 31, 2021 resulting in realized gain of $9,209.
•Gain (loss) on Derivatives resulted from a combination of the following:
▪Interest rate swap contracts' aggregate notional balance was $6,350,000 at December 31, 2022 and $7,210,000 at December 31, 2021.
▪Our total TBA Agency Securities aggregate notional balance was $800,000 at December 31, 2022 and $4,500,000 at December 31, 2021.
Year Ended December 31, 2021 vs. Year Ended December 31, 2020:
•Gains on Agency Securities, available for sale, resulted from the proceeds from sales of Agency Securities during the year ended December 31, 2021 of $167,202 compared to $10,800,879 during the year ended December 31, 2020.
•During the year ended December 31, 2021 we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. No impairment was required for the year ended December 31, 2021.
•Gain (loss) on Agency Securities, trading, resulted from the change in fair value of the securities as well as losses on sales during the year ended December 31, 2021. The change in fair value of the securities was $(74,214) for the year ended December 31, 2021. For the year ended December 31, 2021, we sold $813,178 of these securities which resulted in a loss of $(2,931). The change in fair value of the securities was $20,691 for the year ended December 31, 2020. For the year ended December 31, 2020, we sold $158,708 of these securities which resulted in a loss of $1,134.
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
•Gain (loss) on Derivatives resulted from a combination of the following:
▪Interest rate swap contracts' aggregate notional balance was $7,210,000 at December 31, 2021 and $5,337,000 at December 31, 2020.
▪Our total TBA Agency Securities aggregate notional balance was $4,500,000 at December 31, 2021 and $2,600,000 at December 31, 2020. The rolling of TBA positions throughout 2021 resulted in losses of $(21,347) for the year ended December 31, 2021 compared to the prior period income of $111,927.

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expenses:
Management fees	$33,774	$31,108	$29,628
Compensation	5,485	6,614	5,597
Other Operating	6,374	5,793	5,595
Total Expenses	$45,633	$43,515	$40,820
Less management fees waived	(7,800)	(8,600)	(8,855)
Total Expenses after fees waived	$37,833	$34,915	$31,965
Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective average management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2022, December 31, 2021 and December 31, 2020, the effective management fee, prior to management fees waived was 0.95%, 0.98% and 1.00% based on gross equity raised of $3,787,042, $3,313,937 and $2,944,169, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020 ACM waived management fees of $7,800, $8,600 and $8,855 respectively (see Note 8 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Compensation includes non-executive director compensation as well as the restricted stock units awarded to our Board and executive officers through ACM. The fluctuation from year to year is due to the number of awards vesting.
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
Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2022 and at December 31, 2021, we had approximately $399,783 and $607,000, respectively, in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the years 2031 and 2032, respectively. At December 31, 2022, we had $240,428 of net operating loss carryforwards available for use indefinitely. All common stock dividends and Series C Preferred Stock dividends were treated for federal income tax purposes as a return of capital and not currently taxable for 2022. For 2023, we forecast that estimated ordinary REIT taxable income will be positive. This would likely result in Series C Preferred Stock dividends for 2023 being treated as fully taxable ordinary income. Common stock dividends for 2023 will likely be treated, at least partially, as taxable ordinary income.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The tables below summarize certain characteristics of our investments in securities at December 31, 2022 and December 31, 2021.

December 31, 2022	Principal Amount	Amortized Cost	Gross Unrealized Loss	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≤ 180 months
3.5% to 6.0%	$14,264	$14,760	$(768)	$13,992	1.3%	111	0.2%
Agency Fixed Rates ≥ 181 months
2.0%	390,154	397,483	(74,778)	322,705	7.3%	336	3.6
2.5%	608,261	645,600	(119,925)	525,675	8.3%	331	5.9
3.0%	969,166	973,560	(120,174)	853,386	3.9%	349	9.5
3.5%	1,229,970	1,212,939	(91,395)	1,121,544	3.4%	352	12.5
4.0%	1,217,621	1,219,805	(72,499)	1,147,306	3.8%	352	12.8
4.5%	1,509,102	1,510,336	(52,439)	1,457,897	4.4%	350	16.2
5.0%	1,733,644	1,730,097	(17,792)	1,712,305	4.6%	356	19.0
5.5%	1,039,085	1,048,377	(4,596)	1,043,781	—%	357	11.6
Total Agency Securities	$8,711,267	$8,752,957	$(554,366)	$8,198,591	4.0%	351	91.3%
TBA Agency Securities:
30 Year (2)
4.5%	$500,000	$489,805	$(8,164)	$481,641	n/a	n/a	5.4
5.0%	300,000	300,164	(4,336)	295,828	n/a	n/a	3.3
Total TBA Agency Securities	$800,000	$789,969	$(12,500)	$777,469	n/a	n/a	8.7%
Total	$9,511,267	$9,542,926	$(566,866)	$8,976,060			100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2022. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $(11,797), at December 31, 2022 and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

December 31, 2021	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≤ 180 months
2.5% to 6.0%	$475,094	$501,342	$(2,371)	$498,971	20.2%	156	5.4%
Agency Fixed Rates ≥ 181 months
2.0%	541,240	554,459	(10,865)	543,594	7.5%	347	5.9
2.5%	1,293,769	1,370,692	(34,047)	1,336,645	10.5%	344	14.6
3.0%	364,565	384,462	(1,131)	383,331	3.5%	358	4.2
3.5%	254,780	281,186	(4,626)	276,560	16.5%	337	3.0
4.0%	84,143	86,810	3,977	90,787	37.0%	314	1.0
4.5%	210,501	219,229	9,728	228,957	38.6%	318	2.5
Other Agency Securities
Agency CMBS	914,480	933,990	92,647	1,026,637	—%	82	11.2
ARMs and Hybrids	20,506	20,901	138	21,039	8.6%	217	0.2
Total Agency Securities	$4,159,078	$4,353,071	$53,450	$4,406,521	10.2%	260	48.0%
TBA Agency Securities:
15 Year (2)
1.5%	$1,000,000	$999,840	$3,285	$1,003,125	n/a	n/a	10.9
2.0%	$1,700,000	$1,733,652	$5,043	$1,738,695	n/a	n/a	18.9
Total 15 Year	$2,700,000	$2,733,492	$8,328	$2,741,820	n/a	n/a	29.8%
30 Year (2)
2.0%	$300,000	$300,789	$(1,562)	$299,227	n/a	n/a	3.3
2.5%	$1,200,000	$1,224,820	$(1,310)	$1,223,510	n/a	n/a	13.3
3.0%	$300,000	$309,734	$769	$310,503	n/a	n/a	3.4
Total 30 Year	$1,800,000	$1,835,343	$(2,103)	$1,833,240	n/a	n/a	20.0%
Total TBA Agency Securities	$4,500,000	$4,568,835	$6,225	$4,575,060	n/a	n/a	49.8%
U.S. Treasury Securities	$200,000	$198,987	$(154)	$198,833	n/a	61	2.2%
Total Investments in Securities	$8,859,078	$9,120,893	$59,521	$9,180,414			100.0%
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following tables summarize our investment in securities as of December 31, 2022 and December 31, 2021, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	Totals
December 31, 2022
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$4,605,354
Purchases (1)	—	11,809,926	4,820,464	16,630,390
Proceeds from sales	(988,728)	(5,360,328)	(5,374,982)	(11,724,038)
Principal repayments	(77,101)	(496,508)	—	(573,609)
Current losses	(122,917)	(980,365)	(152,777)	(1,256,059)
Impairment losses on available for sale Agency Securities	(4,183)	—	—	(4,183)
Amortization:
Prior unrealized (gains) losses	(3,035)	33,699	509	31,173
Purchase (premium) discount	(3,937)	(14,453)	1,879	(16,511)
Obligations to return securities received as collateral, at fair value	—	—	502,656	502,656
Accrued interest payable- U.S. Treasury Securities sold short	—	—	3,418	3,418
Balance, December 31, 2022	$187,944	$8,010,647	$—	$8,198,591
Percentage of Portfolio	2.29%	97.71%	—%	100.00%

December 31, 2021
Balance, December 31, 2020	$1,970,902	$3,207,420	$—	$5,178,322
Purchases (1)	—	1,265,942	987,887	2,253,829
Proceeds from sales	(167,202)	(813,178)	(779,684)	(1,760,064)
Principal repayments	(339,393)	(531,592)	—	(870,985)
Current losses	(27,372)	(78,295)	(9,391)	(115,058)
Amortization:
Prior unrealized (gains) losses	(33,734)	1,150	—	(32,584)
Purchase (premium) discount	(15,356)	(32,771)	21	(48,106)
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$4,605,354
Percentage of Portfolio	30.14%	65.55%	4.32%	100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Federal Funds Rate, LIBOR (prior to its dissolution) and most recently SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 16 of which had open repurchase agreements with us at December 31, 2022 and 18 of which had open repurchases agreements with us at December 31, 2021. We had outstanding balances under our repurchase agreements, net at December 31, 2022 of $6,463,058 (net of reverse repurchase agreements of $704,276). We had outstanding balances under our repurchase agreements at December 31, 2021 of $3,948,037. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of December 31, 2022 of $502,656. We did not have such obligations at December 31, 2021. At December 31, 2022, BUCKLER accounted for 50.2% of our aggregate borrowings and had an amount at risk of 12.9% of our total stockholders' equity with a weighted average maturity of 15 days on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2022, the average haircut percentage was 3.85% compared to 3.45% at December 31, 2021. The change in the average haircut percentage is a reflection of the decrease in our securities portfolio and the disposition of our Credit Risk and Non-Agency Securities which had higher haircut levels than our Agency Securities.
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
We had contractual commitments under derivatives at December 31, 2022 and December 31, 2021. At December 31, 2022 and December 31, 2021, we had derivatives with a net fair value of $971,440 and $188,173, respectively. The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2022 and December 31, 2021.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466

December 31, 2021
Interest rate swap contracts	$187,661	$(7,185)	$(161,529)	$18,947
TBA Agency Securities	11,412	(3,715)	4,036	11,733
Totals	$199,073	$(10,900)	$(157,493)	$30,680

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(1)See Note 4 to the consolidated financial statements for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—

December 31, 2021
Interest rate swap contracts	$(7,185)	$7,185	$—	$—
TBA Agency Securities	(3,715)	3,715	—	—
Totals	$(10,900)	$10,900	$—	$—
(1)See Note 4 to the consolidated financial statements for additional discussion.
At December 31, 2022, we had interest rate swap contracts with an aggregate notional balance of $6,350,000, a weighted average swap rate of 0.72% and a weighted average term of 73 months. At December 31, 2021, we had interest rate swap contracts with an aggregate notional balance of $7,210,000, a weighted average swap rate of 0.63% and a weighted average term of 77 months (see Note 7 to the consolidated financial statements). We also had TBA Agency Securities with an aggregate notional balance of $800,000 and $4,500,000 at December 31, 2022 and December 31, 2021, respectively.
The following table details the changes in the fair value of our interest rate swap contracts for the years ended December 31, 2022 and December 31, 2021.

	For the Years Ended
Interest Swap Contracts	December 31, 2022	December 31, 2021
Net Balance, beginning of period	$180,476	$33,722
Net interest rate swap contract payments paid	17,027	14,279
Interest rate swap income accrued	107,269	4,436
Interest rate swap expense accrued	(54,049)	(29,241)
Current unrealized gains	677,865	81,587
Amortization of prior unrealized gains	122,101	17,056
Gain (loss) on early terminations	(67,030)	58,637
Net Balance, end of period	$983,659	$180,476
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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains (losses) related to our derivatives of $810,834, $52,494 and $(283,801), respectively for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
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

Interest Rate Swap Contracts as of December 31, 2022
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
6%
4%
2%
0%
$603
0.07%
$390
0.16%
$73
0.06%
$475
0.26%
$707
0.88%
$754
0.62%
$1,198
0.55%
$1,450
1.09%
$700
1.39%
2022
2024
2026
2028
2030
2032
Total Notional
Total Weighted Average Pay Rate, Net

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Rate Swap Contracts as of December 31, 2021
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
6%
4%
2%
0%
$600
$603
$390
$73
$635
$707
$854
$1,198
$1,650
500
0.04%
0.07%
0.16%
0.06%
0.26%
0.88%
0.67%
0.55%
1.08%
1.25%
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
Total Notional
Total Weighted Average Pay Rate, Net

Liquidity and Capital Resources
At December 31, 2022, our liquidity totaled $689,156, consisting of $87,284 of cash plus $601,872 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities. During the years ended December 31, 2022 and December 31, 2021, we sold 70,041 and 17,915 shares under the 2021 Common stock ATM Sales Agreement for proceeds of $475,537 and $199,444, net of issuance costs and commissions of approximately $5,157 and $2,277, respectively. During the year ended December 31, 2022, we also repurchased 1,478 common shares under our current repurchase authorization for a cost of $7,664 (see Note 10 to the consolidated financial statements). See Note 14 for additional discussion of transactions with BUCKLER.
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
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. At December 31, 2022, we had $704,276 in reverse repurchase agreements. We did not have any reverse repurchase agreements outstanding at December 31, 2021. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of December 31, 2022 of $502,656. We did not have such obligations at December 31, 2021.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At December 31, 2022 and December 31, 2021, we financed our securities portfolio with $6,463,058 (net of reverse repurchase agreements of $704,276) and $3,948,037 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at December 31, 2022 and December 31, 2021, were 5.81:1 and 3.45:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 6.51:1 and 7.39:1 at December 31, 2022 and December 31, 2021, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 6.83:1 at December 31, 2022.
Securities Portfolio Matters

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Securities purchased using proceeds from repurchase agreements and principal repayments	$16,630,390	$2,253,829	$10,698,641
Average securities portfolio	$8,270,780	7,677,721	7,834,588
Cash received from principal repayments on MBS	$573,609	870,985	1,262,930
Net cash increase (decrease) from repurchase agreements	$2,515,021	(588,028)	(6,818,482)
Cash interest payments made on liabilities	$136,966	21,316	183,502
Cash and cash collateral posted to counterparties provided by operating activities (1)	$124,085	11,738	(257,824)
(1)The increase in cash and cash collateral posted to counterparties related to operating activities from 2021 to 2022 and from 2020 to 2021 is related to the realized gains on derivatives.
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 14 to the consolidated financial statements). The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (see Note 8 to the consolidated financial statements).

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
ARMOUR management fees	$33,714	$31,063	$29,580
Less management fees waived	(7,800)	(8,600)	(8,855)
Total management fee expense	$25,914	$22,463	$20,725
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2022, there were 2,167 shares available for future issuance under the Plan.
At December 31, 2022, there was approximately $7,321 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $12.88 per share), which we expect to recognize as an expense as follows: in 2023 an expense of $2,416, in 2024 an expense of $2,416, and thereafter an expense of $2,489. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 9 to the consolidated financial statements).
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.
Repurchase Agreements, net
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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Repurchase Agreements
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
In Millions
Dec-19
Mar-20
Jun-20
Sept-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sept-22
Dec-22
Month-End Balance

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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During 2022, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $0.52 per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.39 or less.
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
Declines in the fair values of our available for sale securities that represent impairments are also treated as realized losses and reported in net income as other loss. We evaluate available for sale securities for impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. We consider available for sale securities impaired if we (1) intend to sell the available for sale securities, (2) believe it is more likely than not that we will be required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations), and (3) an impairment exists. Impairment losses recognized establish a new cost basis for the related available for sale securities. Gains or losses on subsequent sales are determined by reference to such new cost basis.
Gains and losses on available for sale Agency Securities are included in net income only when realized upon sale or recognized as impairments; therefore, reported net income will generally not reflect all elements of our overall investment performance for the period. At December 31, 2022, the fair value of our available for sale Agency Securities totaled $187,944 which represented 2.3% of our securities positions, or 2.1% of our total investment securities, including TBA Agency Securities. Subsequent to December 31, 2022, we sold the remaining balance of our Agency Securities, available for sale and purchased Agency Securities, trading.
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
Subsequent Events
See Note 8, Note 9 and Note 10 to the consolidated financial statements.
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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

our assets and the interest rate adjustment of our liabilities. Effective duration essentially measures the market price volatility of financial instruments as interest rates change. We generally estimate effective duration using various financial models and empirical data. Different models and methodologies can produce different effective duration estimates for the same securities.
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2022 and December 31, 2021. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
December 31, 2022
1.00%	2.81%	(1.60)%	(13.54)%
0.50%	1.41%	(0.76)%	(6.39)%
(0.50)%	(1.42)%	0.60%	5.08%
(1.00)%	(2.87)%	0.98%	8.31%

December 31, 2021
1.00%	48.15%	(0.85)%	(6.98)%
0.50%	24.45%	(0.30)%	(2.49)%
(0.50)%	(3.93)%	(0.07)%	(0.57)%
(1.00)%	(6.69)%	(0.56)%	(4.60)%
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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of December 31, 2022 and December 31, 2021. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	December 31, 2022		December 31, 2021
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.54)%	(12.39)%	(1.35)%	(10.81)%
+10 BPS	(0.61)%	(4.96)%	(0.54)%	(4.32)%
-10 BPS	0.61%	4.96%	0.54%	4.32%
-25 BPS	1.54%	12.39%	1.35%	10.81%
Prepayment Risk
As we receive payments of principal on our MBS, premiums paid on such securities are amortized against interest income and discounts are accreted to interest income as realized. Premiums arise when we acquire MBS at prices in excess of the principal balance of the mortgage loans underlying such MBS. Conversely, discounts arise when we acquire MBS at prices below the principal balance, adjusted for expected impairment losses, of the mortgage loans underlying such MBS. Volatility in actual prepayment speeds will create volatility in the amount of premium amortization we recognize. Higher speeds will reduce our interest income and lower speeds will increase our interest income.
Credit Risk
We have limited our exposure to impairment losses on our securities portfolio of Agency Securities. The payment of principal and interest on the Freddie Mac and Fannie Mae Agency Securities are guaranteed by those respective agencies and the payment of principal and interest on the Agency Securities guaranteed by Ginnie Mae are backed by the full faith and credit of the U.S. Government. Fannie Mae and Freddie Mac remain in conservatorship of the U.S. Government. There can be no assurances as to how or when the U.S. Government will end these conservatorships or how the future profitability of Fannie Mae and Freddie Mac and any future credit rating actions may impact the credit risk associated with Agency Securities and, therefore, the value of the Agency Securities. All of our Agency Securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.
At December 31, 2022 and December 31, 2021, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.

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
ACM has established an IT Committee to help mitigate technology risks including cybersecurity. One of the roles of the IT Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Co-CEOs and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year that ended on December 31, 2022. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.
Based on management’s assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information

On February 14, 2023, the Company and ACM further amended and restated the management agreement between ARMOUR and ACM (as further amended and restated, the “Eighth Amended and Restated Management Agreement”) to extend the base term of the management agreement by 2.6 additional years from June 18, 2027, the current expiration date of the base term of the management agreement, to December 31, 2029. The termination and extension procedures and all other terms in the management agreement remain unchanged. Such Eighth Amended and Restated Management Agreement replaces in its entirety the existing Seventh Amended and Restated Management Agreement, dated and effective as of July 21, 2020. A copy of the Eighth Amended and Restated Management Agreement is attached to this annual report on Form 10-K as exhibit 10.2 and is incorporated herein by reference. The foregoing description of certain material terms of the Eighth Amended and Restated Management Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to such exhibit.
On February 14, 2023, we submitted Articles of Amendment with the State of Maryland to increase the number of authorized shares of common stock from 300,000 shares to 450,000 shares to be effective as of February 14, 2023. A copy of the Articles of Amendment is attached hereto as Exhibit 3.10 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
ARMOUR Residential REIT, Inc.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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
Distributable Earnings
Distributable Earnings, including TBA Drop Income, is a non-GAAP measure. Net interest income plus TBA Drop Income is adjusted for the net coupon effect of interest rate swaps minus net operating expenses. Distributable Earnings differs from GAAP total comprehensive loss, which includes realized gains and losses and market value adjustments. Distributable Earnings should be considered as supplementary to, and not as a substitute for, the Company’s net interest income and total comprehensive income (loss) computed in accordance with GAAP as a measure of the Company’s financial performance.

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

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

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

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

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

3.9	Articles of Amendment (incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K, filed on July 27, 2022)
3.10	Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc., effective February 14, 2023 †
3.11
Amended and Restated Bylaws of ARMOUR Residential REIT, Inc., as amended on October 28, 2014 (Incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2014)

3.12	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on April 25, 2018)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 †
4.2	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))

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

10.2	Eighth Amended and Restated Management Agreement, dated and effective as of February 14, 2023, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP †
10.3
First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.4
Equity Sales Agreement, dated January 29, 2020, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley FBR, Inc. and BUCKLER Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on January 31, 2020)

10.5
Amended and Restated Equity Sales Agreement, dated November 12, 2021, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., and JonesTrading Institutional Services LLC, as sales agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on November 16, 2021)

10.6
Second Amended and Restated Equity Sales Agreement, dated June 9, 2022, among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed on June 9, 2022)

10.7
Third Amended and Restated Equity Sales Agreement, dated November 4, 2022, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on November 4, 2022)

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

Index to Consolidated Financial Statements
ARMOUR Residential REIT, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
ARMOUR Residential REIT, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 15, 2023

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
ARMOUR Residential REIT, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Miami, Florida
February 15, 2023

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(U.S dollar amounts in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash	$87,284	$337,664
Cash collateral posted to counterparties	30,806	18,552
Investments in securities, at fair value:
Agency Securities (including pledged securities of $7,249,039 ($3,920,706 with BUCKLER) and $3,995,804 ($2,036,385 with BUCKLER), respectively	8,198,591	4,406,521
U.S. Treasury Securities (including pledged securities of $98,859 with BUCKLER)	—	198,833
Derivatives, at fair value	984,456	199,073
Accrued interest receivable	28,809	10,570
Prepaid and other	2,101	1,094
Subordinated loan to BUCKLER	105,000	105,000
Total Assets	$9,437,047	$5,277,307
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $3,247,474 and $1,963,679, respectively with BUCKLER)	$6,463,058	$3,948,037
Obligations to return securities received as collateral, at fair value (including $100,531 with BUCKLER)	502,656	—
Cash collateral posted by counterparties	963,591	171,060
Payable for unsettled purchases	353,436	—
Derivatives, at fair value	13,016	10,900
Accrued interest payable- repurchase agreements (including $9,908 and $457, respectively with BUCKLER)	19,096	944
Accrued interest payable- U.S. Treasury Securities sold short (including $684 with BUCKLER)	3,418	—
Accounts payable and other accrued expenses	6,404	2,727
Total Liabilities	$8,324,675	$4,133,668

Commitments and contingencies (Note 8)

Stockholders’ Equity:

Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($171,175 aggregate liquidation preference) at December 31, 2022 and December 31, 2021.	7	7
Common stock, $0.001 par value, 300,000 and 200,000 shares authorized; 162,911 shares and 94,152 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	163	94
Additional paid-in capital	3,874,627	3,403,127
Cumulative distributions to stockholders	(1,992,361)	(1,837,955)
Accumulated net loss	(758,537)	(528,607)
Accumulated other comprehensive income (loss)	(11,527)	106,973
Total Stockholders’ Equity	$1,112,372	$1,143,639
Total Liabilities and Stockholders’ Equity	$9,437,047	$5,277,307
See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollar amounts in thousands, except per share amounts)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest Income:
Interest Income (including $1,597, $70 and $333, respectively with BUCKLER)	$228,432	$80,478	$169,402
Interest expense (including $(59,807), $(3,504) and $(38,663), respectively with BUCKLER)	(120,794)	(7,110)	(62,971)
Net Interest Income	$107,638	$73,368	$106,431
Other Income (Loss):
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	(7,452)	10,952	143,877
Impairment losses on available for sale Agency Securities	(4,183)	—	(1,012)
Gain (loss) on Agency Securities, trading	(946,666)	(77,145)	19,557
Loss on Credit Risk and Non-Agency Securities	—	—	(189,555)
Gain (loss) on U.S. Treasury Securities	(152,268)	(9,391)	21,357
Gain (loss) on derivatives, net (1)	810,834	52,494	(283,801)
Total Other Loss	$(299,735)	$(23,090)	$(289,577)
Expenses:
Management fees	33,774	31,108	29,628
Compensation	5,485	6,614	5,597
Other Operating	6,374	5,793	5,595
Total Expenses	$45,633	$43,515	$40,820
Less management fees waived	(7,800)	(8,600)	(8,855)
Total Expenses after fees waived	$37,833	$34,915	$31,965
Net Income (Loss)	$(229,930)	$15,363	$(215,112)
Dividends on preferred stock	(11,982)	(11,473)	(9,787)
Net Income (Loss) available (related) to common stockholders	$(241,912)	$3,890	$(224,899)

Net Income (Loss)	$(229,930)	$15,363	$(215,112)
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	7,452	(10,952)	(143,877)
Reclassification adjustment for impairment losses on available for sale Agency Securities	4,183	—	1,012
Net unrealized loss on available for sale Agency Securities	(130,135)	(61,106)	(33,577)
Other Comprehensive loss	(118,500)	(72,058)	(176,442)
Comprehensive Loss	$(348,430)	$(56,695)	$(391,554)
Dividends on preferred stock	(11,982)	(11,473)	(9,787)
Comprehensive Loss related to common stockholders	$(360,412)	$(68,168)	$(401,341)
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollar amounts in thousands, except per share amounts)

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$(2.05)	$0.05	$(3.57)
Diluted	$(2.05)	$0.05	$(3.57)
Dividends declared per common share	$1.20	$1.20	$1.20
Weighted average common shares outstanding:
Basic	117,968	79,490	63,070
Diluted	117,968	80,313	63,070
(1) Interest expense related to our interest rate swap contracts is recorded as realized loss on derivatives on the consolidated statements of operations and comprehensive income (loss). For additional information, see Note 7 to the consolidated financial statements.

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(U.S dollar amounts in thousands, except per share amounts)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance January 1, 2020	8,383	58,877	8	59	3,054,604	(1,644,579)	(328,858)	355,473	1,436,707
Other comprehensive loss	—	—	—	—	—	—	(215,112)	(176,442)	(391,554)
Issuance of Series C Preferred stock, net of expenses	5,347	—	5	—	130,133	—	—	—	130,138
Issuance of common stock, net	—	6,287	—	6	54,569	—	—	—	54,575
Stock based compensation, net of withholding requirements	—	166	—	—	4,071	—		—	4,071
Series B Preferred stock, called for redemption	(8,383)	—	(8)	—	(209,575)	—	—	—	(209,583)
Common stock repurchased, net	—	(40)	—	—	(777)	—	—	—	(777)
Series B Preferred dividends	—	—	—	—	—	(1,375)	—	—	(1,375)
Series C Preferred dividends	—	—	—	—	—	(8,412)	—	—	(8,412)
Common stock dividends	—	—	—	—	—	(75,486)	—	—	(75,486)
Balance, December 31, 2020	5,347	65,290	$5	$65	$3,033,025	$(1,729,852)	$(543,970)	$179,031	$938,304
Other comprehensive income (loss)	—	—	—	—	—	—	15,363	(72,058)	(56,695)
Issuance of Series C Preferred stock, net of expenses	1,500	—	2	—	36,583	—	—	—	36,585
Issuance of common stock, net	—	28,628	—	29	328,751	—	—	—	328,780
Stock based compensation, net of withholding requirements	—	234	—	—	4,768	—		—	4,768
Series C Preferred dividends	—	—	—	—	—	(11,473)	—	—	(11,473)
Common stock dividends	—	—	—	—	—	(96,630)	—	—	(96,630)
Balance, December 31, 2021	6,847	94,152	$7	$94	$3,403,127	$(1,837,955)	$(528,607)	$106,973	$1,143,639
Continued
	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2021	6,847	94,152	7	94	3,403,127	(1,837,955)	(528,607)	106,973	1,143,639
Other comprehensive loss	—	—	—	—	—	—	(229,930)	(118,500)	(348,430)
Issuance of common stock, net	—	70,041	—	70	475,467	—	—	—	475,537
Stock based compensation, net of withholding requirements	—	196	—	—	3,696	—	—	—	3,696
Common stock repurchased, net	—	(1,478)	—	(1)	(7,663)	—	—	—	(7,664)
Series C Preferred dividends	—	—	—	—	—	(11,982)	—	—	(11,982)
Common stock dividends	—	—	—	—	—	(142,424)	—	—	(142,424)
Balance, December 31, 2022	6,847	162,911	$7	$163	$3,874,627	$(1,992,361)	$(758,537)	$(11,527)	$1,112,372

 See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollar amounts in thousands)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flows From Operating Activities:
Net Income (Loss)	$(229,930)	$15,363	$(215,112)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	18,390	48,127	53,322
Accretion of net discount on Credit Risk and Non-Agency Securities	—	—	(2,849)
Net amortization of U.S. Treasury Securities	(1,879)	(21)	84
Realized (gain) loss on sale of Agency Securities, available for sale	7,452	(10,952)	(143,877)
Impairment losses on available for sale Agency Securities	4,183	—	1,012
(Gain) loss on Agency Securities, trading	946,666	77,145	(19,557)
Loss on Credit Risk and Non-Agency Securities	—	—	189,555
(Gain) loss on U.S. Treasury Securities	152,268	9,391	(21,357)
Stock based compensation	3,696	4,768	4,071
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(17,734)	2,263	21,828
(Increase) decrease in prepaid and other assets	(1,007)	883	7,074
Change in derivatives, at fair value	(783,267)	(134,704)	(100,692)
Increase (decrease) in accrued interest payable- repurchase agreements	18,152	(681)	(30,307)
Increase in accrued interest payable- U.S. Treasury Securities sold short	3,418	—	—
Increase (decrease) in accounts payable and other accrued expenses	3,677	156	(1,019)
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$124,085	$11,738	$(257,824)
Cash Flows From Investing Activities:
Purchases of Agency Securities (including $203,147 with BUCKLER in 2022)	(11,456,994)	(1,265,942)	(5,838,937)
Purchases of Credit Risk and Non-Agency Securities	—	—	(237,928)
Purchases of U.S. Treasury Securities (including $593,162,$99,053 and $0, respectively with BUCKLER)	(4,820,464)	(987,887)	(4,621,776)
Principal repayments of Agency Securities	573,609	870,985	1,217,164
Principal repayments of Credit Risk and Non-Agency Securities	—	—	45,766
Proceeds from sales of Agency Securities	6,349,056	980,380	10,959,587
Proceeds from sales of Credit Risk and Non-Agency Securities	—	—	889,057
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollar amounts in thousands)

Proceeds from sales of U.S. Treasury Securities (including $814,265 with BUCKLER in 2022)	5,371,563	779,684	4,643,049
Disbursements on reverse repurchase agreements (including $(1,958,460), $(197,750) and $0, respectively with BUCKLER)	(1,958,460)	(391,125)	(858,156)
Receipts from reverse repurchase agreements (including $1,254,184, $197,750 and $0, respectively with BUCKLER)	1,254,184	391,125	858,156
Increase in cash collateral posted by counterparties	792,531	126,356	29,746
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$(3,894,975)	$503,576	$7,085,728

Cash Flows From Financing Activities:
Redemption of Series B Preferred stock, net of expenses	—	—	(209,583)
Issuance of Series C Preferred stock, net of expenses	—	36,585	130,138
Issuance of common stock, net of expenses	475,537	328,780	54,575
Proceeds from repurchase agreements (including $47,627,748, $18,442,875 and $42,454,015, respectively with BUCKLER)	80,087,456	27,238,071	67,986,298
Principal repayments on repurchase agreements (including $(45,639,677), $(19,477,307) and $(44,563,005), respectively with BUCKLER)	(76,868,159)	(27,826,099)	(74,804,780)
Series B Preferred stock dividends paid	—	—	(1,375)
Series C Preferred stock dividends paid	(11,982)	(11,473)	(8,412)
Common stock dividends paid	(142,424)	(96,630)	(75,486)
Common stock repurchased, net	(7,664)	—	(777)
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$3,532,764	$(330,766)	$(6,929,402)
Net increase (decrease) in cash and cash collateral posted to counterparties	(238,126)	184,548	(101,498)
Cash and cash collateral posted to counterparties - beginning of year	356,216	171,668	273,166
Cash and cash collateral posted to counterparties - end of year	$118,090	$356,216	$171,668
Supplemental Disclosure:
Cash paid during the year for interest	$136,966	$21,316	$183,502
Non-Cash Investing Activities:
Payable for unsettled purchases	$(353,436)	$—	$—
Net unrealized loss on available for sale Agency Securities	$(130,135)	$(61,106)	$(33,577)
See financial statement notes.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Note 1 - Organization and Nature of Business Operations
References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM and certain executive officers of ARMOUR. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.
ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the SEC (see Note 8 - Commitments and Contingencies and Note 14 - Related Party Transactions). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.
At December 31, 2022 and December 31, 2021, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS, including an assessment of the allowance for impairment losses, and derivative instruments. Interest earned/paid on cash collateral posted/held on interest rate swap contracts was reclassified from Interest Income to Gain (loss) on derivatives, net, in the consolidated financial statements to conform to current presentation. No other reclassifications have been made to previously reported amounts.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At December 31, 2022, we had $704,276 in reverse repurchase agreements which is recorded in repurchase agreements, net on our consolidated balance sheet. We did not have any reverse repurchase agreements outstanding at December 31, 2021.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of December 31, 2022 of $502,656 ($100,531 of which were with BUCKLER). We did not have such obligations at December 31, 2021.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

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
Derivatives
The fair values of our interest rate swap contracts, interest rate swaptions and basis swap contracts are valued using information provided by third-party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves and are classified as Level 2. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities and they are classified as Level 2. Management compares the pricing information received to dealer quotes to ensure that the current market conditions are properly reflected. Futures contracts are traded on the Chicago Mercantile Exchange which requires the use of daily mark-to-market collateral and they are classified as Level 1.
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021.

December 31, 2022	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$8,198,591	$—	$8,198,591
Derivatives	$94	$984,362	$—	$984,456
Liabilities at Fair Value:
Derivatives	$—	$13,016	$—	$13,016

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

December 31, 2021	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$4,406,521	$—	$4,406,521
U.S. Treasury Securities	$198,833	$—	$—	$198,833
Derivatives	$—	$199,073	$—	$199,073
Liabilities at Fair Value:
Derivatives	$—	$10,900	$—	$10,900
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2022 or for the year ended December 31, 2021.
Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables, borrowings under repurchase agreements, net and obligations to return securities received as collateral, which are presented in our consolidated financial statements at cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at December 31, 2022 and December 31, 2021.
Note 5 - Investments in Securities
As of December 31, 2022 and December 31, 2021, our securities portfolio consisted of $8,198,591 and $4,605,354 of investment securities, at fair value, respectively, and $777,469 and $4,575,060 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $(11,797) and $7,697, at December 31, 2022 and December 31, 2021, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
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
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at December 31, 2022 and December 31, 2021.

December 31, 2022	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Available for sale securities	$191,870	$199,472	$(11,527)	$—	$187,945
Trading securities	8,519,397	8,553,485	(543,207)	368	8,010,646
Total Agency Securities	$8,711,267	$8,752,957	$(554,734)	$368	$8,198,591

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

December 31, 2021	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Available for sale securities	$1,248,910	$1,280,872	$(45)	$107,018	$1,387,845
Trading securities	2,910,168	3,072,199	(54,625)	1,102	3,018,676
Total Agency Securities	$4,159,078	$4,353,071	$(54,670)	$108,120	$4,406,521
U.S. Treasury Securities	200,000	198,987	(154)	—	198,833
Total Investments in Securities	$4,359,078	$4,552,058	$(54,824)	$108,120	$4,605,354
The following tables summarize the weighted average lives of our investments in securities at December 31, 2022 and December 31, 2021.

Weighted Average Life	Available for Sale Securities		Trading Securities
December 31, 2022	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$61	$64	$—	$—
≥ 1 year and < 3 years	2,390	2,525	—	—
≥ 3 years and < 5 years	11,541	12,171	—	—
≥ 5 years	173,953	184,712	8,010,646	8,553,485
Totals	$187,945	$199,472	$8,010,646	$8,553,485

Weighted Average Life	Available for Sale Securities		Trading Securities
December 31, 2021	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$179	$174	$99,973	$99,978
≥ 1 year and < 3 years	27,110	26,731	5,323	5,365
≥ 3 years and < 5 years	333,598	319,762	472,774	475,600
≥ 5 years	1,026,958	934,205	2,639,439	2,690,243
Totals	$1,387,845	$1,280,872	$3,217,509	$3,271,186
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at December 31, 2022 and December 31, 2021 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
Available for Sale Securities
At least quarterly, we evaluate our available for sale securities to determine if the available for sale securities in an unrealized loss position are impaired. In the first quarter of 2020, we recognized an impairment of $1,012 in our consolidated statements of operations and comprehensive income (loss) as we had determined that we may have been required to sell certain securities in the near future. No impairment loss was required for the

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

remainder of 2020. No impairment loss was required for the year ended December 31, 2021. During the third quarter of 2022, we recognized an impairment of $4,183 in our consolidated statements of operations and comprehensive income (loss), as we had decided to sell certain available for sale securities before they recovered in value. Subsequent to December 31, 2022, we sold the remaining balance of our Agency Securities, available for sale and purchased Agency Securities, trading.
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, we sold $988,728, $167,202 and $10,800,879 of Agency Securities, available for sale, which resulted in a gain (loss) of $(7,452), $10,952 and $143,877, respectively.
The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2022 and December 31, 2021. All of our available for sale securities are issued and guaranteed by GSEs or Ginnie Mae. The GSEs have a long term credit rating of AA+.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022	$187,397	$(11,497)	$548	$(30)	$187,945	$(11,527)
December 31, 2021	$2,924	$(17)	$5,185	$(28)	$8,109	$(45)
Actual maturities of available for sale securities are generally shorter than stated contractual maturities because actual maturities of available for sale securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
Note 6 - Repurchase Agreements, net
At December 31, 2022, we had active MRAs with 38 counterparties and had $6,463,058 in outstanding borrowings with 16 of those counterparties. At December 31, 2021, we had active MRAs with 34 counterparties and had $3,948,037 in outstanding borrowings with 18 of those counterparties.
The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2022 and December 31, 2021. At December 31, 2021, no amounts below were subject to offsetting. Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2022, the average haircut percentage was 3.85% compared to 3.45% at December 31, 2021. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

December 31, 2022	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
Agency Securities
≤ 30 days (1)	$5,912,572	4.43%	15
> 30 days to ≤ 60 days	550,486	4.48%	34
Total or Weighted Average	6,463,058	4.43%	16
(1) Net of reverse repurchase agreements of $704,276. Obligations to return securities received as collateral of $502,656 associated with the reverse repurchase agreements are all due within 30 days.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

December 31, 2021	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
Agency Securities
≤ 30 days	$2,565,743	0.13%	13
> 30 days to ≤ 60 days	647,584	0.13%	35
> 60 days to ≤ 90 days	635,710	0.11%	89
Total or Weighted Average	3,849,037	0.13%	29

U.S. Treasury Securities
≤ 30 days	99,000	0.12%	3
Total or Weighted Average	$3,948,037	0.12%	29
The following table presents information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at December 31, 2022. At December 31, 2021, we did not have any reverse repurchase agreement obligations.

December 31, 2022				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$704,276	$(704,276)	$—	$—	$189	$189
Totals	$704,276	$(704,276)	$—	$—	$189	$189

Liabilities
Repurchase Agreements	$(7,167,334)	$704,276	$(6,463,058)	$6,463,058	$—	$—
Totals	$(7,167,334)	$704,276	$(6,463,058)	$6,463,058	$—	$—
(1) The fair value of securities pledged against our repurchase agreements was $7,249,039 at December 31, 2022.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

At December 31, 2022 and December 31, 2021, BUCKLER accounted for 50.2% and 49.7%, respectively, of our aggregate borrowings and had an amount at risk of 12.9% and 5.0%, respectively, of our total stockholders' equity with a weighted average maturity of 15 days and 35 days, respectively, on repurchase agreements, net (see Note 14 - Related Party Transactions).
In addition, at December 31, 2022, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 28.1% of our repurchase agreement borrowings outstanding at December 31, 2022. At December 31, 2021, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 16.0% of our repurchase agreement borrowings at December 31, 2021.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2022 and December 31, 2021.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466

December 31, 2021
Interest rate swap contracts	$187,661	$(7,185)	$(161,529)	$18,947
TBA Agency Securities	11,412	(3,715)	4,036	11,733
Totals	$199,073	$(10,900)	$(157,493)	$30,680
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—

December 31, 2021
Interest rate swap contracts	$(7,185)	$7,185	$—	$—
TBA Agency Securities	(3,715)	3,715	—	—
Totals	$(10,900)	$10,900	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Income (Loss) Recognized
	For the Years Ended
Derivatives	December 31, 2022	December 31, 2021	December 31, 2020
Interest rate swap contracts	$853,186	$73,839	$(395,728)
Futures contracts	95,300	2	—
TBA Agency Securities	(137,652)	(21,347)	111,927
Total Gain on Derivatives, net	$810,834	$52,494	$(283,801)
The following tables present information about our derivatives at December 31, 2022 and December 31, 2021.

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
December 31, 2022
< 3 years	$1,066,000	10	0.10%
≥ 3 years and < 5 years	1,182,000	50	0.63%
≥ 5 years and < 7 years	754,000	82	0.62%
≥ 7 years	3,348,000	99	0.96%
Total or Weighted Average (2)	$6,350,000	73	0.72%

December 31, 2021
< 3 years	$1,593,000	15	0.08%
≥ 3 years and < 5 years	708,000	57	0.24%
≥ 5 years and < 7 years	707,000	64	0.88%
≥ 7 years	4,202,000	107	0.87%
Total or Weighted Average (3)	$7,210,000	77	0.63%
(1)Pay Fixed/Receive Variable
(2)Of this amount, $803,000 notional are SOFR based swaps, the last of which matures in 2032; and $5,547,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032.
(3)Of this amount, $1,203,000 notional are SOFR based swaps, the last of which matures in 2023; and $6,007,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2022
30 Year Long
4.5%	500,000	489,805	481,641
5.0%	300,000	300,164	295,828
Total (1)	$800,000	$789,969	$777,469

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2021
15 Year Long
1.5%	$1,000,000	$999,840	$1,003,125
2.0%	1,700,000	1,733,652	1,738,695
30 Year Long
2.0%	300,000	300,789	299,227
2.5%	1,200,000	1,224,820	1,223,510
3.0%	300,000	309,734	310,503
Total (1)	$4,500,000	$4,568,835	$4,575,060
(1)$400,000 notional and $400,000 notional were forward settling at December 31, 2022 and December 31, 2021, respectively.

Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14, “Related Party Transactions”). The management agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, plus brokerage commissions and other costs of capital raising. Amounts paid to shareholders to repurchase stock, before any brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2022, December 31, 2021 and December 31, 2020, the effective management fee, prior to management fees waived, was 0.95%, 0.98% and 1.00% based on gross equity raised of $3,787,042, $3,313,937 and $2,944,169, respectively.
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020 ACM waived management fees of $7,800, $8,600 and $8,855 respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
On February 14, 2023, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $1,650 for the first quarter of 2023 and $550 per month thereafter until ACM provides further notice to ARMOUR. ACM may terminate this waiver for any month by providing notice to ARMOUR on or before the 25th day of the preceding month. This waiver does not constitute a waiver of any other amounts due to ACM from ARMOUR under the Agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the 2009 Stock Incentive Plan as amended (the “Plan”).
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of that date, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
2023	$37,200
2024	37,275
2025	37,275
2026	37,275
2027	37,275
2028	37,275
2029	37,275
Total	$260,850
The Company cannot voluntarily terminate the management agreement without cause before the expiration of its contractual term. If the management agreement is terminated in connection with a liquidation of the Company or certain business combination transactions, the Company is obliged to pay ACM a termination fee equal to 4 times the contractual management fee (before any waiver) for the preceding 12 months.
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2022 and December 31, 2021.
Nine putative class action lawsuits were filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. On August 16, 2021, the court ordered that the entry of an Order of Dismissal is further deferred until February 1, 2022. On March 1, 2022, the court deferred the Order of Dismissal until September 1, 2022. On October 25, 2022, the court deferred the Order of Dismissal until May 1, 2023, and if the case is not fully disposed of by that date, the clerk shall enter on the docket "dismissed for lack of prosecution without prejudice."
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
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2022, there were 2,167 shares available for future issuance under the Plan. In February 2023, 980 RSUs were granted to certain officers of ARMOUR and 320 RSUs were granted to the Board, leaving 867 shares available for future issuance.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Transactions related to awards for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 are summarized below:

	For the Years Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	823	$14.07	496	$19.77	247	$24.82
Granted (1)	—	$—	635	$11.08	502	$17.85
Vested	(255)	$16.72	(308)	$17.08	(205)	$20.41
Forfeited	—	$—	—	$—	(48)	$23.14
Unvested RSU Awards Outstanding end of period	568	$12.88	823	$14.07	496	$19.77
(1)During the year ended December 31, 2021, 535 RSUs were granted to certain officers of ARMOUR through ACM and 100 RSUs were granted to the Board. During the year ended December 31, 2020, 358 RSUs were granted to certain officers of ARMOUR through ACM and 144 RSUs were granted to the Board.
At December 31, 2022, there was approximately $7,321 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $12.88 per share), which we expect to recognize as an expense as follows: in 2023 an expense of $2,416, in 2024 an expense of $2,416, and thereafter an expense of $2,489. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at December 31, 2022, December 31, 2021 and December 31, 2020.

	For the Years Ended
Cumulative Distributions to Stockholders	December 31, 2022	December 31, 2021	December 31, 2020
Preferred dividends	$144,827	$132,845	$121,372
Common stock dividends	1,847,534	1,705,110	1,608,480
Total	$1,992,361	$1,837,955	$1,729,852

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Preferred Stock
At December 31, 2022 and December 31, 2021, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On January 28, 2020, we filed Articles Supplementary with the Department to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At December 31, 2022, a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
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
Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock"
At December 31, 2022, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 3,153 at December 31, 2022. At December 31, 2022, there were no accrued or unpaid dividends on the Series C Preferred Stock.
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
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. During the year ended December 31, 2021, we sold 1,500 shares under this agreement for proceeds of $36,585, net of issuance costs and commissions of approximately $445.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the year ended December 31, 2022.
Common Stock
On July 26, 2022, we submitted Articles of Amendment with the State of Maryland to increase the number of authorized shares of common stock, from 200,000 to 300,000 shares. On February 14, 2023, we increased the number of authorized shares of common stock, from 300,000 shares to 450,000 shares to be effective as of February 14, 2023.
At December 31, 2022 and December 31, 2021, we were authorized to issue up to 300,000 and 200,000 shares of common stock, par value $0.001 per share, respectively, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 162,911 shares of common stock issued and outstanding at December 31, 2022 and 94,152 shares of common stock issued and outstanding at December 31, 2021.
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
After exhausting the Common stock ATM Sales Agreement, we entered into a new Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) on May 14, 2021, with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 25,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. On June 9, 2022, the 2021 Common stock ATM Sales Agreement was further amended to offer an additional 28,800 shares available for sale. On November 4, 2022, the Common stock ATM Sales Agreement was further amended to offer an additional 35,000 shares available for sale.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

On January 17, 2023, it was amended to add an additional 48,678 shares pursuant to the terms of the 2021 Common stock ATM Sales Agreement.
The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provides that we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the 2021 Common stock ATM Sales Agreement. During the years ended December 31, 2022 and December 31, 2021, we sold 70,041 and 17,915 shares under this agreement for proceeds of $475,537 and $199,444, net of issuance costs and commissions of approximately $5,157 and $2,277, respectively. From January 4, 2023 to February 8, 2023, we issued 29,863 shares under this agreement for proceeds of $181,295, net of issuance costs and commissions of $1,878. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Common Stock Repurchase Program
At December 31, 2022 and December 31, 2021, there were 6,732 and 8,210 authorized shares remaining under the current repurchase authorization. During the year ended December 31, 2022, we repurchased 1,478 common shares under this authorization for a cost of $7,664. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Equity Capital Activities
The following tables present our equity transactions for the years ended December 31, 2022 , December 31, 2021 and December 31, 2020.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - December 21, 2022	70,041	$6.79	$475,537
Common stock repurchases	June, September and October	(1,478)	$5.19	$(7,664)

December 31, 2021
Preferred C ATM Sales Agreement	January 19. 2021 - April 9, 2021	1,500	$24.38	$36,585
Common stock ATM Sales Agreement	March 3, 2021 - May 18, 2021	10,713	$12.07	$129,336
2021 Common stock ATM Sales Agreement	May 19, 2021 - December 10, 2021	17,915	$11.13	$199,444

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2020
Preferred C Underwritten Offering	January 28, 2020	3,450	$24.14	$83,282
Preferred C ATM Sales Agreement	January 30, 2020 - December 23, 2020	1,897	$24.70	$46,856
Common Stock ATM Sales Agreement	April 7, 2020 - December 15, 2020	6,287	$8.68	$54,575
Common stock repurchases, net	February 26, 2020 - March 3, 2020	(40)	$19.42	$(777)
(1)Weighted average price
Dividends
On January 27, 2023, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998,495 in the aggregate, was paid to holders of record on January 15, 2023. We have also declared cash dividends of $0.14583 payable February 27, 2023 and March 27, 2023 to holders of record on February 15, 2023 and March 15, 2023, respectively.
On January 30, 2023, a cash dividend of $0.10 per outstanding common share, or $17,007 in the aggregate, was paid to holders of record on January 17, 2023. We have also declared cash dividends of $0.10 per outstanding common share payable February 27, 2023 to holders of record on February 15, 2023 and $0.08 per outstanding common share payable March 28, 2023 to holders of record on March 15, 2023.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

The following table presents our Series C Preferred Stock dividend transactions for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

2022 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2022	January 27, 2022	$0.14583	$998.5
February 15, 2022	February 28, 2022	$0.14583	998.5
March 15, 2022	March 28, 2022	$0.14583	998.5
April 15, 2022	April 27, 2022	$0.14583	998.5
May 15, 2022	May 27, 2022	$0.14583	998.5
June 15, 2022	June 27, 2022	$0.14583	998.5
July 15, 2022	July 27, 2022	$0.14583	998.5
August 15, 2022	August 29, 2022	$0.14583	998.5
September 15, 2022	September 27, 2022	$0.14583	998.5
October 15, 2022	October 27, 2022	$0.14583	998.5
November, 15, 2022	November 28, 2022	$0.14583	998.5
December 15, 2022	December 27, 2022	$0.14583	998.5
Total dividends paid			$11,982

2021 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2021	January 27, 2021	$0.14583	$779.7
February 15, 2021	February 26, 2021	$0.14583	836.9
March 15, 2021	March 29, 2021	$0.14583	869.6
April 15, 2021	April 27, 2021	$0.14583	998.5
May 15, 2021	May 27, 2021	$0.14583	998.5
June 15, 2021	June 28, 2021	$0.14583	998.5
July 15, 2021	July 27, 2021	$0.14583	998.5
August 15, 2021	August 27, 2021	$0.14583	998.5
September 15, 2021	September 27, 2021	$0.14583	998.5
October 15, 2021	October 27, 2021	$0.14583	998.5
November 15, 2021	November 29, 2021	$0.14583	998.5
December 15, 2021	December 27, 2021	$0.14583	998.5
Total dividends paid			$11,473

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

2020 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
February 15, 2020	February 27, 2020	$0.14583	$678.1
March 15, 2020	March 27, 2020	$0.14583	773.4
April 15, 2020	April 27, 2020	$0.14583	773.4
May 15, 2020	May 27, 2020	$0.14583	773.4
June 15, 2020	June 29, 2020	$0.14583	773.4
July 15, 2020	July 27, 2020	$0.14583	773.4
August 15, 2020	August 27, 2020	$0.14583	773.4
September 15, 2020	September 28, 2020	$0.14583	773.4
October 15, 2020	October 27, 2020	$0.14583	773.4
November 15, 2020	November 27, 2020	$0.14583	773.4
December 15, 2020	December 28, 2020	$0.14583	773.4
Total dividends paid			$8,412
The following tables present our common stock dividend transactions for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

2022 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 18, 2022	January 28, 2022	$0.10	$9,654
February 15, 2022	February 28, 2022	$0.10	9,690
March 15, 2022	March 28, 2022	$0.10	9,764
April 18, 2022	April 29, 2022	$0.10	10,359
May 16, 2022	May 27, 2022	$0.10	10,639
June 15, 2022	June 29, 2022	$0.10	11,159
July 15, 2022	July 29, 2022	$0.10	11,426
August 15, 2022	August 29, 2022	$0.10	12,313
September 15, 2022	September 29, 2022	$0.10	13,406
October 17, 2022	October 28, 2022	$0.10	13,284
November, 15, 2022	November 28, 2022	$0.10	14,465
December 15, 2022	December 28, 2022	$0.10	16,265
Total dividends paid			$142,424

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

2021 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2021	January 28, 2021	$0.10	$6,646
February 16, 2021	February 26, 2021	$0.10	6,645
March 15, 2021	March 29, 2021	$0.10	6,766
April 15, 2021	April 29, 2021	$0.10	7,234
May 17, 2021	May 27, 2021	$0.10	7,646
June 15, 2021	June 29, 2021	$0.10	8,317
July 15, 2021	July 29, 2021	$0.10	8,413
August 16, 2021	August 27, 2021	$0.10	8,413
September 15, 2021	September 29, 2021	$0.10	8,635
October 15, 2021	October 28, 2021	$0.10	9,065
November 15, 2021	November 29, 2021	$0.10	9,347
December 15, 2021	December 29, 2021	$0.10	9,503
Total dividends paid			$96,630

2020 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2020	January 30, 2020	$0.17	$10,126
February 14, 2020	February 27, 2020	$0.17	10,131
March 16, 2020	March 27, 2020	$0.17	10,120
June 15, 2020	June 29, 2020	$0.09	5,876
July 15, 2020	July 30, 2020	$0.10	6,531
August 17, 2020	August 28, 2020	$0.10	6,530
September 15, 2020	September 29, 2020	$0.10	6,529
October 15, 2020	October 29, 2020	$0.10	6,531
November 16, 2020	November 27, 2020	$0.10	6,531
December 15, 2020	December 29, 2020	$0.10	6,581
Total dividends paid			$75,486

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Income (Loss)	$(229,930)	$15,363	$(215,112)
Less: Preferred dividends	(11,982)	(11,473)	(9,787)
Net Income (loss) available (related) to common stockholders	$(241,912)	$3,890	$(224,899)

Weighted average common shares outstanding – basic	117,968	79,490	63,070
Add: Effect of dilutive non-vested awards, assumed vested	—	823	—
Weighted average common shares outstanding – diluted	117,968	80,313	63,070
For the years ended December 31, 2022 and December 31, 2020, 568 and 496, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Loss related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive loss and the shares used in calculating weighted average basic and diluted comprehensive loss per common share for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Comprehensive Loss	$(348,430)	$(56,695)	$(391,554)
Less: Preferred dividends	(11,982)	(11,473)	(9,787)
Comprehensive Loss related to common stockholders	$(360,412)	$(68,168)	$(401,341)
Comprehensive Loss per share related to common stockholders:
Basic	$(3.06)	$(0.86)	$(6.36)
Diluted	$(3.06)	$(0.86)	$(6.36)
Weighted average common shares outstanding:
Basic	117,968	79,490	63,070
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—
Diluted	117,968	79,490	63,070
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, 568, 823 and 496 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Loss related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Note 13 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable loss for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
GAAP net income (loss)	$(229,930)	$15,363	$(215,112)
Book to tax differences:
TRS (income) loss	(186)	37	(51)
Premium amortization expense	(81)	(148)	(261)
Agency Securities, trading	946,666	77,145	(19,557)
Credit Risk and Non-Agency Securities	—	—	188,075
U.S. Treasury Securities	152,268	9,391	(21,357)
Changes in interest rate contracts	(757,742)	(77,300)	268,159
(Gain) Loss on Security sales	7,452	(10,952)	(143,877)
Impairment losses on available for sale Agency Securities	4,183	—	1,012
Amortization of deferred hedging costs	(145,267)	(163,837)	(152,092)
Series B Cumulative Preferred Stock dividend- Called for redemption	—	—	1,375
Other	2,340	1,830	1,544
Estimated REIT taxable loss	$(20,297)	$(148,471)	$(92,142)
Interest rate and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2022 and December 31, 2021, we had approximately $399,783 and $607,000 in tax deductible expense relating to previously terminated interest rate swap contracts amortizing through the years 2032 and 2031, respectively. At December 31, 2022, we had $240,428 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2018	(136,388)	2023
2019	(13,819)	2024
2021	(15,605)	2026
2022	(732,478)	2027
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income. During the years ended December 31, 2022 and December 31, 2021, we recorded $30 and $0, respectively of income tax expense attributable to our TRS.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2022, by approximately $408,615, or approximately $2.51 per common share (based on the 162,911

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

common shares then outstanding). State and federal tax returns for the years 2019 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the year ended December 31, 2022, were $154,406. Total dividend payments to stockholders for the year ended December 31, 2021, were $108,103. Total dividend payments to stockholders for the year ended December 31, 2020, were $86,648 (including the final dividend on the Series B Preferred Stock, called for redemption of $1,375 paid on February 27, 2020 to holders of record on February 15, 2020).
Our estimated REIT taxable loss available for distribution as dividends was $20,297, $148,471 and $92,142 for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was 100.0% in 2022, 100.0% in 2021 and 100.0% in 2020.
Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions.
Note 14 - Related Party Transactions
ACM
The Company is managed by ACM, pursuant to a management agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.
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
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021,

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice (see Note 8 - Commitments and Contingencies).
The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
ARMOUR management fees	$33,714	$31,063	$29,580
Less management fees waived	(7,800)	(8,600)	(8,855)
Total management fee expense	$25,914	$22,463	$20,725
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020 we reimbursed ACM $606, $189 and $157, respectively for other expenses incurred on our behalf. In 2013, 2017, 2020 and 2021, we elected to grant RSUs to our executive officers through ACM that generally vest over 5 years. In 2017, 2020 and 2021, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $544, $781 and $515 for the years ended, December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
BUCKLER
At December 31, 2022, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $377 at December 31, 2022 and $606 at December 31, 2021 reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For each of the years ended December 31, 2022 and December 31, 2021, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum, which expired at the end of the first quarter of 2022.
We have one subordinated loan agreement with BUCKLER, totaling $105,000 and maturing on May 1, 2025. BUCKLER may, at its option after obtaining regulatory approval, repay all or a portion of the loan. The loan

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

has a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company earned $1,597, $70 and $333 in interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, Buckler has not used the facility and therefore no interest was payable for the year ended December 31, 2022.
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 50,585 and 16,215 common shares for proceeds of $334,415 and $180,855, net of issuance costs and commissions of approximately $3,375 and $1,801, respectively, during the years ended December 31, 2022 and December 31, 2021. We also repurchased 1,478 common shares under the current repurchase authorization which cost $7,664, including commissions of approximately $75 to BUCKLER during the year ended December 31, 2022 (see Note 10 - Stockholders' Equity).
With BUCKLER as the sales agent, from January 4, 2023 to February 8, 2023, we sold 26,103 common shares under 2021 Common stock ATM Sales Agreement for proceeds of $159,420, net of issuance costs and commissions of $1,610. (see Note 10 - Stockholders' Equity).
The table below summarizes other transactions with BUCKLER as of and for the years ended December 31, 2022 and December 31, 2021.

	For the Years Ended
Transactions with BUCKLER	December 31, 2022	December 31, 2021
Repurchase agreements, net (1)	$3,247,474	$1,963,679
Collateral posted on repurchase agreements	$3,920,706	$2,036,385
Agency Securities Purchased	$203,147	$—
U.S. Treasury Securities Purchased	$593,162	$99,053
U.S. Treasury Securities Sold	$814,265	$—
(1)Interest on repurchase agreements, net was $59,807, $3,504 and $38,663, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. See also, Note 6 - Repurchase Agreements, net, for transactions with BUCKLER.
Note 15 - Subsequent Events
Except as disclosed above, no subsequent events were identified through the date of issuance.

II-1
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 15, 2023	ARMOUR RESIDENTIAL REIT, INC.
/s/ James R. Mountain
James R. Mountain Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

II-2
SIGNATURES

Signature	Title	Date

/s/ Scott J. Ulm	Co-Chief Executive Officer, Head of Risk Management and Co-Vice Chairman	February 15, 2023
Scott J. Ulm	(Principal Executive Officer)

/s/ Jeffrey J. Zimmer	Co-Chief Executive Officer, President, Co-Vice Chairman	February 15, 2023
Jeffrey J. Zimmer	(Principal Executive Officer)

/s/ James R. Mountain	Chief Financial Officer and Secretary	February 15, 2023
James R. Mountain	(Principal Financial Officer)

/s/ Gordon M. Harper	VP Finance, Controller and Treasurer	February 15, 2023
Gordon M. Harper	(Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman of the Board of Directors	February 14, 2023
Daniel C. Staton

/s/ Marc H. Bell	Director	February 14, 2023
Marc H. Bell

/s/ Z. Jamie Behar	Director	February 14, 2023
Z. Jamie Behar

/s/ Carolyn Downey	Director	February 14, 2023
Carolyn Downey

/s/ Thomas K. Guba	Director	February 14, 2023
Thomas K. Guba

/s/ Robert C. Hain	Director	February 14, 2023
Robert C. Hain

/s/ John P. Hollihan, III	Director	February 14, 2023
John P. Hollihan, III

/s/ Stewart J. Paperin	Director	February 14, 2023
Stewart J. Paperin