Form 10-Q
period 2023-03-31
Armour Residential REIT, Inc.
filed 2023-04-26
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of April 25, 2023 was 195,512,577.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2023	December 31, 2022
Assets
Cash	$135,445	$87,284
Cash collateral posted to counterparties	123,882	30,806
Investments in securities, at fair value
Agency Securities (including pledged securities of $11,669,921 ($6,149,464 with BUCKLER) at March 31, 2023 and $7,249,039 at December 31, 2022 ($3,920,706 with BUCKLER))	12,084,711	8,198,591
Derivatives, at fair value	848,572	984,456
Accrued interest receivable	49,730	28,809
Prepaid and other	6,990	2,101
Subordinated loan to BUCKLER	—	105,000
Total Assets	$13,249,330	$9,437,047
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $5,231,025 and $3,247,474, respectively with BUCKLER)	$10,554,538	$6,463,058
Obligations to return securities received as collateral, at fair value (including $101,824 and $100,531, respectively with BUCKLER)	509,121	502,656
Cash collateral posted by counterparties	853,502	963,591
Payable for unsettled purchases	—	353,436
Derivatives, at fair value	61,251	13,016
Accrued interest payable- repurchase agreements (including $21,810 and $9,908, respectively with BUCKLER)	38,831	19,096
Accrued interest payable- U.S. Treasury Securities sold short (including $1,732 and $684, respectively with BUCKLER)	8,660	3,418
Accounts payable and other accrued expenses	8,294	6,404
Total Liabilities	$12,034,197	$8,324,675

Commitments and contingencies (Note 8 and Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($25.00 per share liquidation preference)	7	7
Common stock, $0.001 par value, 450,000 and 300,000 shares authorized; 192,003 shares and 162,911 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	192	163
Additional paid-in capital	4,052,190	3,874,627
Cumulative distributions to stockholders	(2,047,360)	(1,992,361)
Accumulated net loss	(789,896)	(758,537)
Accumulated other comprehensive loss	—	(11,527)
Total Stockholders’ Equity	$1,215,133	$1,112,372
Total Liabilities and Stockholders’ Equity	$13,249,330	$9,437,047
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2023	2022
Interest Income:
Interest Income (including $973 and $19, respectively with BUCKLER)	$118,235	$33,370
Interest expense (including $49,609 and $1,033, respectively with BUCKLER)	(106,245)	(2,405)
Net Interest Income	$11,990	$30,965
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	(7,471)	—
Gain (loss) on Agency Securities, trading	120,366	(254,389)
Loss on U.S. Treasury Securities	(11,854)	(78,387)
Gain (loss) on derivatives, net (1)	(134,400)	244,604
Total Other Loss	$(33,359)	$(88,172)
Expenses:
Management fees	9,244	8,140
Compensation	1,159	1,409
Other Operating	1,237	1,628
Total Expenses	$11,640	$11,177
Less management fees waived	(1,650)	(1,950)
Total Expenses after fees waived	$9,990	$9,227
Net Loss	$(31,359)	$(66,434)
Dividends on preferred stock	(2,995)	(2,995)
Net Loss related to common stockholders	$(34,354)	$(69,429)

Net Loss	$(31,359)	$(66,434)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	7,471	—
Net unrealized gain (loss) on available for sale Agency Securities	4,056	(78,538)
Other Comprehensive Income (loss)	11,527	(78,538)
Comprehensive Loss	$(19,832)	$(144,972)
Dividends on preferred stock	(2,995)	(2,995)
Comprehensive Loss related to common stockholders	$(22,827)	$(147,967)

Net Loss per share related to common stockholders (Note 11):
Basic	$(0.19)	$(0.72)
Diluted	$(0.19)	$(0.72)
Dividends declared per common share	$0.28	$0.30
Weighted average common shares outstanding:
Basic	184,587	96,226
Diluted	184,587	96,226
(1) Interest expense related to our interest rate swap contracts is recorded in gain on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, December 31, 2021	6,847	94,152	$7	$94	$3,403,127	$(1,837,955)	$(528,607)	$106,973	$1,143,639
Comprehensive loss	—	—	—	—	—	—	(66,434)	(78,538)	(144,972)
Issuance of common stock, net	—	6,162	—	6	54,430	—	—	—	54,436
Stock based compensation, net of withholding requirements	—	47	—	—	935	—	—	—	935
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(29,108)	—	—	(29,108)
Balance, March 31, 2022	6,847	100,361	$7	$100	$3,458,492	$(1,870,058)	$(595,041)	$28,435	$1,021,935

Balance, December 31, 2022	6,847	162,911	$7	$163	$3,874,627	$(1,992,361)	$(758,537)	$(11,527)	$1,112,372
Comprehensive income (loss)	—	—	—	—	—	—	(31,359)	11,527	(19,832)
Issuance of common stock, net	—	29,863	—	30	181,175	—	—	—	181,205
Stock based compensation, net of withholding requirements	—	72	—	—	692	—	—	—	692
Common stock repurchased	—	(843)	—	(1)	(4,304)	—	—	—	(4,305)
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(52,004)	—	—	(52,004)
Balance, March 31, 2023	6,847	192,003	$7	$192	$4,052,190	$(2,047,360)	$(789,896)	$—	$1,215,133
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net Loss	$(31,359)	$(66,434)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	1,122	7,486
Net accretion of U.S. Treasury Securities	132	(801)
Realized loss on sale of Agency Securities, available for sale	7,471	—
Gain (loss) on Agency Securities, trading	(120,366)	254,389
Loss on U.S. Treasury Securities	11,854	78,387
Stock based compensation	692	935
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(21,424)	(6,064)
Increase in prepaid and other assets	(4,889)	(917)
Change in derivatives, at fair value	184,119	(354,525)
Increase in accrued interest payable- repurchase agreements	19,735	20
Increase in accrued interest payable- U.S. Treasury Securities sold short	5,242	—
Increase in accounts payable and other accrued expenses	1,890	3,820
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$54,219	$(83,704)
Cash Flows From Investing Activities:
Purchases of Agency Securities (includes $57,039 with BUCKLER at March 31, 2023)	(5,317,154)	(1,778,122)
Purchases of U.S. Treasury Securities (includes $155,857 and $592,600, respectively with BUCKLER)	(619,373)	(2,654,611)
Principal repayments of Agency Securities	148,523	131,356
Proceeds from sales of Agency Securities	1,052,878	—
Proceeds from sales of U.S. Treasury Securities (including $154,875 and $767,448, respectively with BUCKLER)	613,852	1,470,125
Disbursements on reverse repurchase agreements, with BUCKLER	(24,678)	—
Receipts from reverse repurchase agreements, with BUCKLER	224,579	—
Increase in cash collateral posted by counterparties	(110,089)	378,598
Proceeds from subordinated loan due from BUCKLER	105,000	—
Net cash and cash collateral posted to counterparties used in investing activities	$(3,926,462)	$(2,452,654)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	181,205	46,427
Proceeds from repurchase agreements (including $16,786,834 and $8,914,029, respectively with BUCKLER)	27,517,265	16,191,551
Principal repayments on repurchase agreements (including $(15,003,184) and $(7,504,871), respectively with BUCKLER)	(23,625,686)	(13,699,584)
Series C Preferred stock dividends paid	(2,995)	(2,995)
Common stock dividends paid	(52,004)	(29,108)
Common stock repurchased	(4,305)	—
Net cash and cash collateral posted to counterparties provided by financing activities	$4,013,480	$2,506,291
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2023	2022

Net increase in cash and cash collateral posted to counterparties	141,237	(30,067)
Cash and cash collateral posted to counterparties - beginning of period	118,090	356,216
Cash and cash collateral posted to counterparties - end of period	$259,327	$326,149
Supplemental Disclosure:
Cash paid during the period for interest	$107,680	$19,398
Non-Cash Investing Activities:
Receivable for unsettled sales	$—	$47,713
Payable for unsettled purchases	$—	$(687,250)
Net unrealized gain (loss) on available for sale Agency Securities	$4,056	$(78,538)
Non-Cash Financing Activities:
Amounts receivable for issuance of common stock	$—	$8,009
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
At March 31, 2023 and December 31, 2022, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.
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
Available for Sale Securities represented investments that we intended to hold for extended periods of time and were reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of comprehensive income (loss). During the three months ended March 31, 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
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
Repurchase Agreements, net
We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have historically moved in close relationship to the Federal Funds Effective Rate ("Fed Funds Rate") and short-term London Interbank Offered Rate ("LIBOR") (prior to its dissolution), and more recently the Secured Overnight Funding Rate ("SOFR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At March 31, 2023 and December 31, 2022, we had $504,375 and $704,276, respectively, in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of March 31, 2023 and December 31, 2022 of $509,121 ($101,824 of which were with BUCKLER) and $502,656 ($100,531 of which were with BUCKLER), respectively.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

March 31, 2023	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$12,084,711	$—	$12,084,711
Derivatives	$—	$848,572	$—	$848,572
Liabilities at Fair Value:
Derivatives	$29,016	$32,235	$—	$61,251

December 31, 2022	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$8,198,591	$—	$8,198,591
Derivatives	$94	$984,362	$—	$984,456
Liabilities at Fair Value:
Derivatives	$516	$12,500	$—	$13,016
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2023 or for the year ended December 31, 2022.
Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables, borrowings under repurchase agreements, net and obligations to return securities received as collateral, which are presented in our consolidated financial statements at

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at March 31, 2023 and December 31, 2022.
Note 5 - Investments in Securities
As of March 31, 2023 and December 31, 2022, our securities portfolio consisted of $12,084,711 and $8,198,591 of investment securities, at fair value, respectively. We also had $777,469 of TBA Agency Securities, at fair value, which were reported at net carrying value of $(11,797), at December 31, 2022. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
Beginning in the second quarter of 2020, we designated Agency MBS purchased as “trading securities” for financial reporting purposes, and consequently, fair value changes for these investments will be reported in net income. This designation is more representative of our results of operations insofar as the fair value changes for our Agency MBS securities are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. Fair value changes for the legacy Agency Securities designated as available for sale were reported in other comprehensive income as required by GAAP.
During the three months ended March 31, 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at March 31, 2023 and December 31, 2022.

March 31, 2023	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Trading securities	$12,267,310	$12,337,029	$(277,230)	$24,912	$12,084,711
Total Agency Securities	$12,267,310	$12,337,029	$(277,230)	$24,912	$12,084,711

December 31, 2022	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Available for sale securities	$191,870	$199,472	$(11,527)	$—	$187,945
Trading securities	8,519,397	8,553,485	(543,207)	368	8,010,646
Total Agency Securities	$8,711,267	$8,752,957	$(554,734)	$368	$8,198,591

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables summarize the weighted average lives of our investments in securities at March 31, 2023 and December 31, 2022.

Weighted Average Life	Trading Securities
March 31, 2023	Fair Value	Amortized Cost
< 1 year	$—	$—
≥ 1 year and < 3 years	84,915	85,272
≥ 3 years and < 5 years	2,508,753	2,512,098
≥ 5 years	9,491,043	9,739,659
Totals	$12,084,711	$12,337,029

Weighted Average Life	Available for Sale Securities		Trading Securities
December 31, 2022	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$61	$64	$—	$—
≥ 1 year and < 3 years	2,390	2,525	—	—
≥ 3 years and < 5 years	11,541	12,171	—	—
≥ 5 years	173,953	184,712	8,010,646	8,553,485
Totals	$187,945	$199,472	$8,010,646	$8,553,485
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at March 31, 2023 and December 31, 2022 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
Available for Sale Securities
The following table presents the unrealized losses and estimated fair value of our available for sale securities by length of time that such securities were in a continuous unrealized loss position at December 31, 2022. All of the available for sale securities were issued and guaranteed by GSEs (with a long term credit rating of AA+) or Ginnie Mae at December 31, 2022.

	Unrealized Loss Position For:
	< 12 Months		≥ 12 Months		Total
Agency Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022	$187,397	$(11,497)	$548	$(30)	$187,945	$(11,527)
 Note 6 - Repurchase Agreements, net
At March 31, 2023, we had active MRAs with 38 counterparties and had $10,554,538 in outstanding borrowings with 16 of those counterparties. At December 31, 2022, we had MRAs with 38 counterparties and had $6,463,058 in outstanding borrowings with 16 counterparties.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at March 31, 2023 and December 31, 2022. Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2023, the average haircut percentage was 3.40% compared to 3.85% at December 31, 2022. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
March 31, 2023
Agency Securities
≤ 30 days (1)	$7,905,065	4.87%	13
> 30 days to ≤ 90 days	2,649,473	4.95%	36
Total or Weighted Average	$10,554,538	4.89%	19
(1)Net of reverse repurchase agreements of $504,375. Obligations to return securities received as collateral of $509,121 associated with the reverse repurchase agreements are all due within 30 days.

	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
December 31, 2022
Agency Securities
≤ 30 days (1)	$5,912,572	4.43%	15
> 30 days to ≤ 60 days	550,486	4.48%	34
Total or Weighted Average	$6,463,058	4.43%	16
(1)Net of reverse repurchase agreements of $704,276. Obligations to return securities received as collateral of $502,656 associated with the reverse repurchase agreements all matured in January 2023.
The following table presents information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at March 31, 2023 and December 31, 2022.

March 31, 2023				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$504,375	$(504,375)	$—	$—	$—	$—
Totals	$504,375	$(504,375)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(11,058,913)	$504,375	$(10,554,538)	$10,554,538	$—	$—
Totals	$(11,058,913)	$504,375	$(10,554,538)	$10,554,538	$—	$—
(1)The fair value of securities pledged against our repurchase agreements was $11,669,921 at March 31, 2023.

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
(1)The fair value of securities pledged against our repurchase agreements was $7,249,039 at December 31, 2022.
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
At March 31, 2023 and December 31, 2022, BUCKLER accounted for 49.6% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 15.2% and 12.9%, respectively, of our total stockholders' equity with a weighted average maturity of 18 days and 15 days, respectively, on repurchase agreements, net (see Note 14 - Related Party Transactions).
At March 31, 2023, we had 3 additional repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 24.0% of our repurchase agreement borrowings outstanding at March 31, 2023. At December 31, 2022, we had 3 additional repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 28.1% of our repurchase agreement borrowings at December 31, 2022.
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
All of our interest rate contracts have floating leg interest rate indexes of either the Fed Funds Rate or SOFR. The Fed Funds Rate is published daily by the New York Federal Reserve and is a measure of unsecured borrowings by depository institutions from other depository institutions or GSEs. SOFR is published daily by the New York Federal Reserve and is the average overnight rate for borrowings secured by US Treasury securities. We enter into interest rate swap contracts either directly with a counterparty (a “bilateral” contract) or through a centrally-cleared swap contract. In a bilateral contract, we exchange margin collateral with the counterparty and have exposure to counterparty risk. In a centrally-cleared contract, we exchange margin collateral with a Futures Clearing Merchant, with whom we have opened an account. Our counterparty risk is limited to the clearing exchange itself. All of our centrally-cleared swaps are cleared by the Chicago Mercantile Exchange ("CME").
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at March 31, 2023 and December 31, 2022.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2023
Interest rate swap contracts (2)	$848,572	$(848,572)	$—	$—
Futures contracts	—	(29,016)	93,937	64,921
TBA Agency Securities	—	—	22,295	22,295
Totals	$848,572	$(877,588)	$116,232	$87,216

December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $2,857 amount of cleared interest rate swap contracts.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2023
Interest rate swap contracts (2)	$(32,235)	$848,572	$(845,852)	$(29,515)
Futures contracts	(29,016)	29,016	—	—
Totals	$(61,251)	$877,588	$(845,852)	$(29,515)

December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(32,235) amount of cleared interest rate swap contracts.
The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and March 31, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	Income (Loss) Recognized
	For the Three Months Ended March 31,
Derivatives	2023	2022
Interest rate swap contracts (1)	$(126,414)	$343,798
Futures contracts	(10,829)	—
TBA Agency Securities	2,843	(99,194)
Total Gain (Loss) on Derivatives, net	$(134,400)	$244,604
(1)Includes $(29,096) amount of cleared interest rate swap contracts.
The following tables present information about our derivatives at March 31, 2023 and December 31, 2022.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
March 31, 2023
< 3 years	$2,750,000	26	3.96%
≥ 3 years and < 5 years	1,129,000	47	0.65%
≥ 5 years and < 7 years	754,000	79	0.62%
≥ 7 years	3,348,000	96	0.96%
Total or Weighted Average (2)	$7,981,000	63	1.92%

December 31, 2022
< 3 years	$1,066,000	10	0.10%
≥ 3 years and < 5 years	1,182,000	50	0.63%
≥ 5 years and < 7 years	754,000	82	0.62%
≥ 7 years	3,348,000	99	0.96%
Total or Weighted Average (3)	$6,350,000	73	0.72%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $2,670,000 notional are SOFR based swaps, the last of which matures in 2032; and $5,311,000 notional are Fed Funds based swaps, the last of which matures in 2032. Of this amount, $2,400,000 notional are cleared interest rate swap contracts, the last of which matures in 2026.
(3)Of this amount, $803,000 notional are SOFR based swaps, the last of which matures in 2032; and $5,547,000 notional are Fed Funds based swaps, the last of which matures in 2032.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2022
30 Year Long
4.5%	500,000	489,805	481,641
5.0%	300,000	300,164	295,828
Totals (1)	$800,000	$789,969	$777,469
(1) $400,000 notional were forward settling at December 31, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, plus brokerage commissions and other costs of capital raising. Amounts paid to shareholders to repurchase stock, before any brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2023, the average management fee rate, prior to management fees waived, was 0.94% based on gross equity raised of $3,965,947 and effectively a rate of 3.07% based on total stockholders' equity.
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
During the three months ended March 31, 2023, and March 31, 2022 ACM waived management fees of $1,650 and $1,950, respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of March 31, 2023, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
Remainder of 2023	$31,037
2024	37,245
2025	37,245
2026	37,245
2027	37,245
2028	37,245
2029	37,245
Total	$254,507
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2023 and December 31, 2022.
Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. The Court has deferred ruling on the Motion to Dismiss several times. On October 25, 2022, the court deferred the Order of Dismissal until May 1, 2023, and if the case is not fully disposed of by that date, the clerk shall enter on the docket "dismissed for lack of prosecution without prejudice."
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
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2023, there were 867 shares available for future issuance under the Plan.
Transactions related to awards for the three months ended March 31, 2023 are summarized below:

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	March 31, 2023
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	568	$12.88
Granted (1)	1,300	$5.93
Vested	(94)	$9.64
Unvested RSU Awards Outstanding end of period	1,774	$7.96
(1)During the three months ended March 31, 2023, 980 RSUs were granted to certain officers of ARMOUR and 320 RSUs were granted to the Board.
At March 31, 2023, there was approximately $14,126 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $7.96 per share), which we expect to recognize as an expense as follows: for the remainder of 2023 an expense of $2,805, in 2024 an expense of $3,626, and thereafter an expense of $7,695. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at March 31, 2023 and December 31, 2022.

Cumulative Distributions to Stockholders	March 31, 2023	December 31, 2022
Preferred dividends	$147,823	$144,827
Common stock dividends	1,899,537	1,847,534
Totals	$2,047,360	$1,992,361
Preferred Stock
At March 31, 2023 and December 31, 2022, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At March 31, 2023, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share are designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remain available for designation as future series.
At March 31, 2023 and December 31, 2022, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. At March 31, 2023 and December 31, 2022, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. We did not sell any shares under the Preferred C ATM Sales Agreement during the three months ended March 31, 2023. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 3,153 at March 31, 2023 and December 31, 2022.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the three months ended March 31, 2023.
Common Stock
February 14, 2023, we submitted Articles of Amendment with the State of Maryland to increase the number of authorized shares of common stock, from 300,000 shares to 450,000 shares. At March 31, 2023 and December 31, 2022, we were authorized to issue up to 450,000 and 300,000 shares of common stock, respectively, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 192,003 and 162,911 shares of common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively.
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
After exhausting the Common stock ATM Sales Agreement, we entered into a new Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) on May 14, 2021, with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 25,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. On June 9, 2022, the 2021 Common stock ATM Sales Agreement was further amended to offer an additional 28,800 shares available for sale. On November 4, 2022, the Common stock ATM Sales Agreement was further amended to offer an additional

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

35,000 shares available for sale. On January 17, 2023, it was amended to add an additional 48,678 shares pursuant to the terms of the 2021 Common stock ATM Sales Agreement.
The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provides that we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the 2021 Common stock ATM Sales Agreement. During the three months ended March 31, 2023, we sold 29,863 shares under this agreement for proceeds of $181,205, net of issuance costs and commissions of approximately $1,968. In April 2023, we sold 3,510 shares under this agreement for proceeds of $18,267, net of issuance costs and commissions of approximately $157. As of the date hereof, a total of 33,150 shares of common stock remain available under the 2021 Common stock ATM Sales Agreement. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Common Stock Repurchase Program
 At March 31, 2023 and December 31, 2022, there were 5,889 and 6,732 authorized shares remaining under the current repurchase authorization. During the three months ended March 31, 2023, we repurchased 843 common shares under this authorization for a cost of $4,305. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Equity Capital Activities
The following tables present our equity transactions for the three months ended March 31, 2023 and for the year ended December 31, 2022.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
March 31, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - February 8, 2023	29,863	$6.07	$181,205
Common stock repurchased	March	(843)	$(5.11)	$(4,305)

December 31, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - December 21, 2022	70,041	$6.79	$475,537
Common stock repurchased	June, September and October	(1,478)	$5.19	$(7,664)
(1)Weighted average price
Dividends
On April 27, 2023, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid to holders of record on April 15, 2023. We have also declared cash dividends of $0.14583 per

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

outstanding share of Series C Preferred Stock payable May 30, 2023 to holders of record on May 15, 2023 and payable June 27, 2023 to holders of record on June 15, 2023.
On April 27, 2023, a cash dividend of $0.08 per outstanding common share, or $15,788 in the aggregate, will be paid to holders of record on April 17, 2023. We have also declared a cash dividend of $0.08 per outstanding common share payable May 30, 2023 to holders of record on May 15, 2023.
The following table presents our Series C Preferred Stock dividend transactions for the three months ended March 31, 2023.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2023	January 27, 2023	$0.14583	$998.5
February 15, 2023	February 27, 2023	$0.14583	998.5
March 15, 2023	March 27, 2023	$0.14583	998.5
Total dividends paid			$2,995.5
The following table presents our common stock dividend transactions for the three months ended March 31, 2023.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2023	January 30, 2023	$0.10	$17,007
February 15, 2023	February 27, 2023	$0.10	19,471
March 15, 2023	March 28, 2023	$0.08	15,526
Total dividends paid			$52,004
Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022
Net Loss	$(31,359)	$(66,434)
Less: Preferred dividends	(2,995)	(2,995)
Net Loss related to common stockholders	$(34,354)	$(69,429)

Weighted average common shares outstanding – basic	184,587	96,226
Add: Effect of dilutive non-vested awards, assumed vested	—	—
Weighted average common shares outstanding – diluted	184,587	96,226
For the three months ended March 31, 2023 and for the three months ended March 31, 2022, 1,744 and 760, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Loss related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive loss and the shares used in calculating weighted average basic and diluted comprehensive loss per common share for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022
Comprehensive Loss	$(19,832)	$(144,972)
Less: Preferred dividends	(2,995)	(2,995)
Comprehensive Loss related to common stockholders	$(22,827)	$(147,967)
Comprehensive Loss per share related to common stockholders:
Basic	$(0.12)	$(1.54)
Diluted	$(0.12)	$(1.54)
Weighted average common shares outstanding:
Basic	184,587	96,226
Add: Effect of dilutive non-vested awards, assumed vested	—	—
Diluted	184,587	96,226
For the three months ended March 31, 2023 and for the three months ended March 31, 2022, 1,744 and 760 respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Loss related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 13 - Income Taxes
The following table reconciles our GAAP net loss to estimated REIT taxable income (loss) for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022
GAAP net loss	$(31,359)	$(66,434)
Book to tax differences:
TRS income	(17)	(1)
Premium amortization expense	(1)	(41)
Agency Securities, trading	(112,894)	254,389
U.S. Treasury Securities	11,854	78,387
Changes in interest rate contracts	182,140	(250,900)
Amortization of deferred hedging costs	(30,368)	(39,581)
Amortization of deferred Treasury Future gains	5,815	—
Other	296	550
Estimated REIT taxable income (loss)	$25,466	$(23,631)
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2023 and December 31, 2022, we had approximately $253,854 and $307,316, respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures contracts amortizing through the year 2032. At March 31, 2023, we had $257,341 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2018	$(136,388)	2023
2019	$(13,819)	2024
2021	$(15,605)	2026
2022	$(732,478)	2027
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2023 by approximately $261,185, or approximately $1.36 per common share (based on the 192,003 common shares then outstanding). State and federal tax returns for the years 2019 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three months ended March 31, 2023 and March 31, 2022 were $54,999 and $32,103, respectively.
Our estimated REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.
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
ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. On February 14, 2023, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $1,650 for the first quarter of 2023 and $550 per month thereafter until ACM provides further notice to ARMOUR (see Note 8 - Commitments and Contingencies).
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022
ARMOUR management fees	$9,229	$8,125
Less management fees waived	(1,650)	(1,950)
Total management fee expense	$7,579	$6,175
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three months ended March 31, 2023 and March 31, 2022, we reimbursed ACM $235 and $107 for other expenses incurred on our behalf. In 2017, 2020, 2021 and 2022, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2017, 2020, 2021 and 2022, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $141 and $162 for the three months ended March 31, 2023 and March 31, 2022, respectively.
BUCKLER
At March 31, 2023, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $485 at March 31, 2023 and $377 at December 31, 2022, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For each of the three months

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

ended March 31, 2023 and March 31, 2022, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum, which expired at the end of the first quarter of 2022.
We had a subordinated loan agreement with BUCKLER, totaling $105.0 million, which was to mature on May 1, 2025. During the three months ended March 31, 2023, BUCKLER, at its option after obtaining regulatory approval, repaid all of the principal amount of the loan. The loan had a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three months ended March 31, 2023 and March 31, 2022, the Company earned $973 and $19, respectively, of interest on this loan.
Effective March 20, 2023, the Company committed to provide on demand a subordinated loan agreement to BUCKLER in an amount up to $200,000. The commitment extends through March 20, 2026 and is collateralized by mortgage backed and/or U.S. Treasury Securities owned by the Company and pledged to BUCKLER. The commitment is treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the securities to secure its own borrowings. This arrangement replaced the prior $105.0 million subordinated loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the three months ended March 31, 2023.
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 26,103 common shares for proceeds of $159,301, net of issuance costs and commissions of approximately $1,729 during the three months ended March 31, 2023. We also repurchased 843 common shares under the current repurchase authorization which cost $4,305, including commissions of approximately $36 to BUCKLER during the three months ended March 31, 2023. In April 2023, we sold 3,510 shares under the 2021 Common stock ATM Sales Agreement for proceeds of $18,267, net of issuance costs and commissions of approximately $157 to BUCKLER (see Note 10 - Stockholders' Equity).
The table below summarizes other transactions with BUCKLER for the three months ended March 31, 2023 and for the year ended December 31, 2022.

Transactions with BUCKLER	March 31, 2023	December 31, 2022
Repurchase agreements, net (1)	$5,231,025	$3,247,474
Collateral posted on repurchase agreements	$6,149,464	$3,920,706
Agency Securities Purchased	$57,039	$203,147
U.S. Treasury Securities Purchased	$155,857	$593,162
U.S. Treasury Securities Sold	$154,875	$814,265
(1)Interest on repurchase agreements, net was $49,609 and $1,033 for the three months ended March 31, 2023 and March 31, 2022, respectively. See also, Note 6 - Repurchase Agreements, net for transactions with BUCKLER.
Note 15 - Subsequent Events
Except as disclosed above, no subsequent events were identified through the date of filing this Quarterly Report of Form 10-Q.

                                                       28
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
At March 31, 2023 and December 31, 2022, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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
On March 22, 2023, the Fed raised its target range for the Fed Funds Rate to between 4.75% and 5.00%, from 4.50% to 4.75% that they set on February 1, 2023. The Fed stated that some additional policy firming may be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2% over time. The Fed also stated that it will continue reducing its holdings of agency mortgage-backed securities and other fixed-income assets as described in its previously announced plans and that it will reinvest into agency MBS the amount of principal payments from the Fed's holdings of agency debt and agency MBS received in each calendar month that exceeds a cap of $35 billion

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

per month. The Fed further indicated that it will roll over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $60 million per month.
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
Federal Deposit Insurance Corporation ("FDIC") Actions
In March 2023, the FDIC placed into receivership Silicon Valley Bank and Signature Bank, the 16th and 29th largest banks in the U.S., respectively. As a result of the receivership, the FDIC acquired approximately $120 billion in securities, including approximately $60 billion of Agency MBS. The FDIC has retained BlackRock Financial Market Advisory group to sell these assets through a gradual and orderly process. The process commenced first on April 18, 2023 and is expected to ramp up to a pace of $6 billion to $8 billion per month over a period of approximately 10 months, subject to market conditions.
We expect these asset sales will create a modest drag on Agency MBS valuations. While some of the Agency MBS among these assets are similar to positions in ARMOUR’s portfolio, a majority consists of coupons and maturities not currently among our holdings. We have no current plans to expand ARMOUR’s portfolio holdings into the other coupons and maturities to be sold unless particularly attractive buying opportunities arise. Accordingly, we do not expect to see material impacts on ARMOUR’s current portfolio.
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
Below is the Fed's target range for the Fed Funds Rate at each Fed meeting where a change was made since March 2022.

Meeting Date	Lower Bound	Higher Bound
March 22, 2023	4.75%	5.00%
February 1, 2023	4.50%	4.75%
December 14, 2022	4.25%	4.50%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

November 2, 2022	3.75%	4.00%
September 21, 2022	3.00%	3.25%
July 27, 2022	2.25%	2.50%
June 15, 2022	1.50%	1.75%
May 4, 2022	0.75%	1.00%
March 16, 2022	0.25%	0.50%
Our borrowings in the repurchase market have historically closely tracked the Fed Funds Rate, LIBOR (prior to its dissolution) and more recently SOFR. Traditionally, a lower Fed Funds Rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result. Our derivatives are either Fed Funds Rate or SOFR-based interest rate swap contracts (see Note 7 to the consolidated financial statements).
The following graph shows the effective Fed Funds Rate as compared to SOFR on a monthly basis from March 31, 2021 to March 31, 2023.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Results of Operations

	For the Three Months Ended March 31,
	2023	2022

Net Interest Income	$11,990	$30,965
Total Other Loss	(33,359)	(88,172)
Total Expenses after fees waived	(9,990)	(9,227)
Net Loss	$(31,359)	$(66,434)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	7,471	—
Net unrealized gain (loss) on available for sale Agency Securities	4,056	(78,538)
Other Comprehensive Income (Loss)	11,527	(78,538)
Comprehensive Loss	$(19,832)	$(144,972)
Net Loss for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflected interest income from a larger average securities portfolio and mark to market gains on our Agency Securities due to changes in interest rates, offset by higher interest expense, due to the larger average securities portfolio, higher interest rates applicable to repurchase agreements and lower income from our derivatives.
Net interest income is a function of both our securities portfolio size and net interest rate spread.

	For the Three Months Ended March 31,
	2023	2022
Interest Income	$118,235	$33,370
Interest Expense	(106,245)	(2,405)
Net Interest Income	$11,990	$30,965
•Our average securities portfolio, including TBA Agency Securities, increased 27.6% from $8,661,923 for the three months ended March 31, 2022 to $11,053,959 for the three months ended March 31, 2023 due to the repositioning of our securities portfolio.
•Our average securities portfolio yield increased 1.57% and our cost of funds increased 1.38% quarter over quarter.
•Our net interest rate spread increased by 0.19% quarter over quarter.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield	Cost of Funds	Net Interest Margin	Interest Expense on Repurchase Agreements
March 31, 2023	3.77%	1.80%	1.97%	4.71%
December 31, 2022	3.25%	0.66%	2.59%	3.80%
September 2022	3.24%	1.03%	2.21%	2.30%
June 2022	2.88%	0.66%	2.22%	0.83%
March 2022	2.20%	0.42%	1.78%	0.17%
December 2021	2.15%	0.40%	1.75%	0.16%
September 2021	2.15%	0.45%	1.70%	0.17%
June 2021	1.95%	0.50%	1.45%	0.17%
March 2021	1.84%	0.35%	1.49%	0.23%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Income (Loss)

	For the Three Months Ended March 31,
	2023	2022
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	$(7,471)	$—
Gain (loss) on Agency Securities, trading	120,366	(254,389)
Loss on U.S. Treasury Securities	(11,854)	(78,387)
Gain (loss) on derivatives, net	(134,400)	244,604
Total Other Loss	$(33,359)	$(88,172)
Three Months Ended March 31, 2023 vs.Three Months Ended March 31, 2022
•During the three months ended March 31, 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
•Gain (loss) on Agency Securities, trading, includes changes in fair value of the securities as well as the gain (loss) on sales. For the three months ended March 31, 2023, the change in fair value of the securities was $290,521 compared to $(254,389) for the three months ended March 31, 2022. During the three months ended March 31, 2023, we sold $862,947 of Agency Securities, trading, resulting in a realized loss of $(170,155). There were no sales of Agency Securities, trading, during the three months ended March 31, 2022.
•Loss on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the loss on sales. For the three months ended March 31, 2023, the change in fair value of the securities was $(6,465). For the three months ended March 31, 2023, we sold $613,852 of U.S. Treasury Securities resulting in realized a loss of $(5,389). For the three months ended March 31, 2022, the change in fair value of the securities was $(32,614). For the three months ended March 31, 2022, we sold $1,517,838 of U.S. Treasury Securities resulting in a loss of $(45,773).
•Gain on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance increased from $6,350,000 at December 31, 2022 to $7,981,000 at March 31, 2023.
◦Our total TBA Agency Securities aggregate notional balance was $800,000 at December 31, 2022 and $0 at March 31, 2023. The decrease in TBA prices resulted in the gain (loss) of $2,843 and $(99,194) for the three months ended March 31, 2023 and March 31, 2022, respectively.

	For the Three Months Ended March 31,
	2023	2022
Expenses:
Management fees	$9,244	$8,140
Compensation	1,159	1,409
Other Operating	1,237	1,628
Total Expenses	$11,640	$11,177
Less management fees waived	(1,650)	(1,950)
Total Expenses after fees waived	$9,990	$9,227

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective average management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2023 and March 31, 2022, the effective management fee, prior to management fees waived, was 0.94% and 0.97% based on gross equity raised of $3,965,947 and $3,368,971, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. On February 14, 2023, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $1,650 for the first quarter of 2023 and $550 per month thereafter until ACM provides further notice to ARMOUR (see Note 8 - Commitments and Contingencies).
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
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2023 and December 31, 2022, we had approximately $253,854 and $307,316, respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures contracts amortizing through the year 2032. At March 31, 2023, we had $257,341 of net operating loss carryforwards available for use indefinitely. For 2023, we forecast that estimated ordinary REIT taxable income will be positive. This would likely result in Series C Preferred Stock dividends for 2023 being treated as fully taxable ordinary income. Common stock dividends for 2023 are expected to partially be treated as taxable ordinary income.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners (see Note 12 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Financial Condition
Investments In Securities
Our securities portfolio consists primarily of Agency Securities backed by fixed rate home loans. From time to time, a portion of our Agency Securities may be backed by hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our charter permits us to invest in MBS. Our TBA Agency Securities are reported at net carrying value and are reported in Derivatives, at fair value on our consolidated balance sheets(see Note 7 to the consolidated financial statements).
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis as they can be used to establish and finance portfolio positions in Agency Securities.
The tables below summarize certain characteristics of our investments in securities at March 31, 2023 and December 31, 2022.

March 31, 2023	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
3.0%	957,115	961,520	(101,992)	859,528	2.9%	346	7.1%
3.5%	1,217,140	1,200,316	(69,518)	1,130,798	2.2%	349	9.4%
4.0%	1,184,759	1,186,409	(51,547)	1,134,862	3.1%	350	9.4%
4.5%	1,330,730	1,325,431	(22,016)	1,303,415	3.8%	352	10.8%
5.0%	2,021,609	2,017,819	(625)	2,017,194	3.8%	353	16.7%
5.5%	3,313,241	3,350,966	(3,438)	3,347,528	5.0%	356	27.7%
6.0%	2,182,593	2,232,893	(3,695)	2,229,198	8.6%	357	18.4%
6.5%	60,123	61,675	513	62,188	1.6%	357	0.5%
Total Agency Securities	$12,267,310	$12,337,029	$(252,318)	$12,084,711	4.7%	354	100.0%
(1)Weighted average CPR during the quarter for the securities owned at March 31, 2023. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.

December 31, 2022	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≤ 180 months
3.5% to 6.0%	$14,264	$14,760	$(768)	$13,992	1.3%	111	0.2%
Agency Fixed Rates ≥ 181 months
2.0%	390,154	397,483	(74,778)	322,705	7.3%	336	3.6%
2.5%	608,261	645,600	(119,925)	525,675	8.3%	331	5.9%
3.0%	969,166	973,560	(120,174)	853,386	3.9%	349	9.5%
3.5%	1,229,970	1,212,939	(91,395)	1,121,544	3.4%	352	12.5%
4.0%	1,217,621	1,219,805	(72,499)	1,147,306	3.8%	352	12.8%
4.5%	1,509,102	1,510,336	(52,439)	1,457,897	4.4%	350	16.2%
5.0%	1,733,644	1,730,097	(17,792)	1,712,305	4.6%	356	19.0%
5.5%	1,039,085	1,048,377	(4,596)	1,043,781	—%	357	11.6%
Total Agency Securities	$8,711,267	$8,752,957	$(554,366)	$8,198,591	4.0%	351	91.3%
TBA Agency Securities:
30 Year (2)
4.5%	$500,000	$489,805	$(8,164)	$481,641	n/a	n/a	5.4%
5.0%	$300,000	$300,164	$(4,336)	$295,828	n/a	n/a	3.3%
Total TBA Agency Securities	$800,000	$789,969	$(12,500)	$777,469	n/a	0	8.7%
Totals	$9,511,267	$9,542,926	$(566,866)	$8,976,060			100.0%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2022. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $(11,797), at December 31, 2022 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).
The following tables summarize changes in our investments in securities as of March 31, 2023 and December 31, 2022, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
March 31, 2023
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Purchases (1)	—	4,964,221	619,373	—
Proceeds from sales	(189,931)	(862,947)	(613,852)	—
Principal repayments	(1,997)	(146,526)	—	—
Current gains (losses)	3,946	115,008	(5,394)	(6,465)
Accrued interest payable	—	—	—	(5,242)
Amortization:
Prior unrealized (gains) losses	110	5,358	5	—
Purchase (premium) discount	(72)	(1,050)	(132)	—
Balance, March 31, 2023	$—	$12,084,711	$—	(517,781)
Percentage of Portfolio	—%	100.00%	—%

December 31, 2022
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$—
Purchases (1)	—	11,809,926	4,820,464	—
Proceeds from sales	(988,728)	(5,360,328)	(4,876,767)	(494,797)
Principal repayments	(77,101)	(496,508)	—	—
Current losses	(122,917)	(980,365)	(144,918)	(7,859)
Credit loss expense	(4,183)	—	—	—
Accrued interest payable	—	—	—	(3,418)
Amortization:
Prior unrealized (gains) losses	(3,035)	33,699	509	—
Purchase (premium) discount	(3,937)	(14,453)	1,879	—
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Percentage of Portfolio	2.29%	97.71%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have historically moved in close relationship to the Fed Funds Rate, LIBOR (prior to its dissolution) and most recently SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 16 of which had open repurchase agreements with us at March 31, 2023 and December 31, 2022. We had outstanding balances under our repurchase agreements, net at March 31, 2023 and December 31, 2022 of $10,554,538 and $6,463,058, respectively, consistent with the increase in our MBS in our securities portfolio. At March 31, 2023 and December 31, 2022, BUCKLER accounted for 49.6% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 15.2% and 12.9%, respectively, of our total stockholders' equity with a weighted average maturity of 18 days and 15 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2023, the average haircut percentage was 3.40% compared to 3.85% at December 31, 2022. The change in the average haircut percentage is a reflection of the decrease in our securities portfolio and the disposition of our Credit Risk and Non-Agency Securities which had higher haircut levels than our Agency Securities.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Fed Funds Rate or SOFR.
We had contractual commitments under derivatives at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, we had derivatives with a net fair value of $787,321 and $971,440, respectively. The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at March 31, 2023 and December 31, 2022.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2023
Interest rate swap contracts (2)	$848,572	$(848,572)	$—	$—
Futures contracts	—	(29,016)	93,937	64,921
TBA Agency Securities	—	—	22,295	22,295
Totals	$848,572	$(877,588)	$116,232	$87,216

December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $2,857 amount of cleared interest rate swap contracts.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

All of our interest rate contracts have floating leg interest rate indexes of either the Fed Funds Rate or SOFR. The Fed Funds Rate is published daily by the New York Federal Reserve and is a measure of unsecured borrowings by depository institutions from other depository institutions or GSEs. SOFR is published daily by the New York Federal Reserve and is the average overnight rate for borrowings secured by US Treasury securities. We enter into interest rate swap contracts either directly with a counterparty (a “bilateral” contract) or through a centrally-cleared swap contract. In a bilateral contract, we exchange margin collateral with the counterparty and have exposure to counterparty risk. In a centrally-cleared contract, we exchange margin collateral with a Futures Clearing Merchant, with whom we have opened an account. Our counterparty risk is limited to the clearing exchange itself. All of our centrally-cleared swaps are cleared by the CME.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2023
Interest rate swap contracts (2)	$(32,235)	$848,572	$(845,852)	$(29,515)
Futures contracts	(29,016)	29,016	—	—
Totals	$(61,251)	$877,588	$(845,852)	$(29,515)

December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(32,235) amount of cleared interest rate swap contracts.

At March 31, 2023, we had interest rate swap contracts with an aggregate notional balance of $7,981,000, a weighted average swap rate of 1.92% and a weighted average term of 63 months. At December 31, 2022, we had interest rate swap contracts with an aggregate notional balance of $6,350,000, a weighted average swap rate of 0.72% and a weighted average term of 73 months (see Note 7 to the consolidated financial statements). We also had TBA Agency Securities with an aggregate notional balance of $800,000 at December 31, 2022.
The following table details the changes in the fair value of our interest rate swap contracts for the three months ended March 31, 2023 and for the year ended December 31, 2022.

Interest Swap Contracts	Three Months Ended March 31, 2023	For the Year Ended December 31, 2022
Net Balance, beginning of period	$983,659	$180,476
Net interest rate swap contract payments paid (received)	(29,611)	17,027
Interest rate swap income accrued	78,941	107,269
Interest rate swap expense accrued	(31,403)	(54,049)
Current unrealized gains (losses)	(233,984)	677,865
Amortization of prior unrealized gains	60,032	122,101
Loss on early terminations	(11,297)	(67,030)
Net, Balance, end of period	$816,337	$983,659

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains (losses) related to our derivatives of $(134,400) and $244,604, for the three months ended March 31, 2023 and March 31, 2022, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Cleared interest rate swaps may have higher margin requirements than uncleared interest rate swaps we previously had. We have established an account with a futures commission merchant for this purpose. During the three months ended March 31, 2023, we entered into $2,400,000 notional amount of cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At March 31, 2023, our liquidity totaled $550,225, consisting of $135,445 of cash plus $414,780 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities. During the three months ended March 31, 2023, we sold 29,863 shares under the 2021 Common stock ATM Sales Agreement for proceeds of $181,205, net of issuance costs and commissions of approximately $1,968. During the three months ended March 31, 2023, we repurchased 843 common shares under our current repurchase authorization for a cost of $4,305 (refer to Note 10 to the consolidated financial statements). See Note 14 for additional discussion of transactions with BUCKLER.
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
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. At March 31, 2023 we had $504,375 in reverse repurchase agreements and obligations to return securities received as collateral associated with our reverse repurchase agreements of $509,121. At December 31, 2022 we had $704,276 in reverse repurchase agreements and obligations to return securities received as collateral associated with our reverse repurchase agreements of $502,656.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At March 31, 2023 and December 31, 2022, we financed our securities portfolio with $10,554,538 and $6,463,058 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at March 31, 2023 and December 31, 2022, were 8.69:1 and 5.81:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 8.69:1 and 6.51:1 at March 31, 2023 and December 31, 2022, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 8.69:1 and 6.83:1 at March 31, 2023 and December 31, 2022, respectively.
Securities Portfolio Matters

	For the Three Months Ended March 31,
	2023	2022
Securities purchased using proceeds from repurchase agreements and principal repayments	$5,583,594	$5,119,205
Average securities portfolio	$11,053,959	$8,661,923
Cash received from principal repayments on MBS	$148,523	$131,356
Net cash increase from repurchase agreements, net	$4,091,480	$2,491,967
Cash interest payments made on liabilities	$107,680	$19,398
Cash and cash collateral posted to counterparties provided by (used in) operating activities (1)	$54,219	$(83,704)
(1)The increase in cash and cash collateral posted to counterparties related to operating activities from 2022 to 2023 is related to the realized gains on derivatives in 2023.
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 14 to the consolidated financial statements). The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2023 and March 31, 2022 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended March 31,
	2023	2022
ARMOUR management fees	$9,229	$8,125
Less management fees waived	(1,650)	(1,950)
Total management fee expense	$7,579	$6,175
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2023, there were 867 shares available for future issuance under the Plan.
At March 31, 2023, there was approximately $14,126 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $7.96 per share), which we expect to recognize as an expense as follows: for the remainder of 2023 an expense of $2,805, in 2024 an expense of $3,626, and thereafter an expense of $7,695. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,153 shares available under the Preferred C ATM Sales Agreement and 33,150 shares of common stock remain available under the 2021 Common stock ATM Sales Agreement (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.

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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three months ended March 31, 2023, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $(0.19) per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.19 or less.
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

CFO	Chief Financial Officer of ARMOUR, James Mountain.
CME	Chicago Mercantile Exchange.
Co-CEOs	Co-Chief Executive Officers of ARMOUR, Jeffrey Zimmer and Scott Ulm.
Code	The Internal Revenue Code of 1986.
Common Stock Repurchase Program	ARMOUR's common stock repurchase program authorized by our Board.
COVID-19	The Coronavirus pandemic.
CPR	Constant prepayment rate.
Credit Risk and Non-Agency Securities	Securities backed by residential mortgages in which we may invest, which are not issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
Fed Funds Rate	Federal Funds Effective Rate.
FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
GAAP	Accounting principles generally accepted in the United States of America.
Ginnie Mae	The Government National Mortgage Administration.
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
Our borrowings are not subject to similar restrictions and are generally repurchase agreements of limited duration that track the Fed Funds Rate and SOFR and are periodically refinanced at current market rates. Therefore, on average, our cost of funds may rise or fall more quickly than our earnings rate on our assets. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the changes in the interest rates on our mortgage related assets could be limited. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.
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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2023 and December 31, 2022. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
March 31, 2023
1.00%	(1.28)%	(1.15)%	(11.64)%
0.50%	(0.60)%	(0.47)%	(4.79)%
(0.50)%	0.52%	0.22%	2.20%
(1.00)%	0.97%	0.15%	1.51%

December 31, 2022
1.00%	2.81%	(1.60)%	(13.54)%
0.50%	1.41%	(0.76)%	(6.39)%
(0.50)%	(1.42)%	0.60%	5.08%
(1.00)%	(2.87)%	0.98%	8.31%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of March 31, 2023 and December 31, 2022. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	March 31, 2023		December 31, 2022
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.26)%	(12.50)%	(1.54)%	(12.39)%
+10 BPS	(0.50)%	(5.00)%	(0.61)%	(4.96)%
-10 BPS	0.50%	5.00%	0.61%	4.96%
-25 BPS	1.26%	12.50%	1.54%	12.39%
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
At March 31, 2023 and December 31, 2022, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on March 31, 2023. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2022, filed with the SEC on February 15, 2023.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 15, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information regarding our net common stock repurchases made during the three months ended March 31, 2023 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
January 1, 2023 through January 31, 2023	—	$—	—	6,732
February 1, 2023 through February 28, 2023	—	$—	—	6,732
March 1, 2023 through March 31, 2023	(843)	$(5.11)	(843)	5,889
Totals	(843)		(843)	5,889
(1)All shares were repurchased pursuant to our stock repurchase program (the "Common Stock Repurchase Program") (see Note 10 to the consolidated financial statements).
(2)Weighted average share price
(3)The Board authorized the Common Stock Repurchase Program to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock, which Common Stock Repurchase Program was announced on December 17, 2012. The Board subsequently amended the repurchase authorization on March 5, 2014 to increase the repurchase authorization from $100 million shares to 50,000 shares. On July 28, 2015, the Board increased the repurchase authorization to 9,000 shares effective in connection with the Company’s one-for-eight reverse stock split of its common stock in July 2015. Most recently, the Board increased the repurchase authorization back up to 9,000 shares on June 4, 2019. At March 31, 2023 there were 5,889 authorized shares remaining under the current Common Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

3.1
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc., effective February 14, 2023 (incorporated by reference to Exhibit 3.10 to ARMOUR’s Annual Report on Form 10-K, filed February 15, 2023)

10.1
Fourth Amended and Restated Equity Sales Agreement, dated January 17, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to ARMOUR’s Current Report on Form 8-K, filed on January 17, 2023)

10.2
Eighth Amended and Restated Management Agreement, dated and effective as of February 14, 2023, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP (incorporated by reference to Exhibit 10.2 to ARMOUR’s Annual Report on Form 10-K, filed February 15, 2023)

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

April 26, 2023	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer