Form 10-Q
period 2023-06-30
Armour Residential REIT, Inc.
filed 2023-07-26
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 25, 2023 was 228,309,234.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	June 30, 2023	December 31, 2022
Assets
Cash	$163,746	$87,284
Cash collateral posted to counterparties	52,477	30,806
Investments in securities, at fair value
Agency Securities (including pledged securities of $10,172,104 ($5,284,870 with BUCKLER) at June 30, 2023 and $7,249,039 at December 31, 2022 ($3,920,706 with BUCKLER))	11,176,635	8,198,591
Receivable for unsettled sales (including pledged securities of $89,013 at June 30, 2023)	94,825	—
Derivatives, at fair value	1,001,049	984,456
Accrued interest receivable	45,760	28,809
Prepaid and other	4,628	2,101
Subordinated loan to BUCKLER	—	105,000
Total Assets	$12,539,120	$9,437,047
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $4,412,261 and $3,247,474, respectively with BUCKLER)	$9,121,329	$6,463,058
Obligations to return securities received as collateral, at fair value (including $99,438 and $100,531, respectively with BUCKLER)	497,188	502,656
Cash collateral posted by counterparties	963,656	963,591
Payable for unsettled purchases	616,435	353,436
Derivatives, at fair value	11,608	13,016
Accrued interest payable- repurchase agreements (including $6,447 and $9,908, respectively with BUCKLER)	33,994	19,096
Accrued interest payable- U.S. Treasury Securities sold short (including $695 and $684, respectively with BUCKLER)	3,475	3,418
Accounts payable and other accrued expenses	8,446	6,404
Total Liabilities	$11,256,131	$8,324,675

Commitments and contingencies (Note 8 and Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($25.00 per share liquidation preference)	7	7
Common stock, $0.001 par value, 450,000 and 300,000 shares authorized; 206,810 shares and 162,911 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	207	163
Additional paid-in capital	4,128,402	3,874,627
Cumulative distributions to stockholders	(2,098,693)	(1,992,361)
Accumulated net loss	(746,934)	(758,537)
Accumulated other comprehensive loss	—	(11,527)
Total Stockholders’ Equity	$1,282,989	$1,112,372
Total Liabilities and Stockholders’ Equity	$12,539,120	$9,437,047
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income:
Interest Income (including $0 and $157 and $973 and $176, respectively with BUCKLER)	$134,835	$48,440	$253,070	$81,810
Interest expense (including $58,740 and $6,462 and $108,349 and $7,495, respectively with BUCKLER)	(129,075)	(13,035)	(235,320)	(15,440)
Net Interest Income	$5,760	$35,405	$17,750	$66,370
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	—	(7,501)	(7,471)	(7,501)
Loss on Agency Securities, trading	(157,659)	(249,022)	(37,293)	(503,411)
Gain (Loss) on U.S. Treasury Securities	11,933	(33,983)	79	(112,370)
Gain on derivatives, net (1)	194,190	205,914	59,790	450,518
Total Other Income (Loss)	$48,464	$(84,592)	$15,105	$(172,764)
Expenses:
Management fees	9,392	8,297	18,636	16,437
Compensation	1,261	1,410	2,420	2,819
Other Operating	2,259	1,647	3,496	3,275
Total Expenses	$12,912	$11,354	$24,552	$22,531
Less management fees waived	(1,650)	(1,950)	(3,300)	(3,900)
Total Expenses after fees waived	$11,262	$9,404	$21,252	$18,631
Net Income (Loss)	$42,962	$(58,591)	$11,603	$(125,025)
Dividends on preferred stock	(2,996)	(2,996)	(5,991)	(5,991)
Net Income (Loss) available (related) to common stockholders	$39,966	$(61,587)	$5,612	$(131,016)

Net Income (Loss)	$42,962	$(58,591)	$11,603	$(125,025)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	7,501	7,471	7,501
Net unrealized gain (loss) on available for sale Agency Securities	—	(42,151)	4,056	(120,689)
Other Comprehensive Income (loss)	—	(34,650)	11,527	(113,188)
Comprehensive Income (Loss)	$42,962	$(93,241)	$23,130	$(238,213)
Dividends on preferred stock	(2,996)	(2,996)	(5,991)	(5,991)
Comprehensive Income (Loss) available (related) to common stockholders	$39,966	$(96,237)	$17,139	$(244,204)

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$0.20	$(0.58)	$0.03	$(1.29)
Diluted	$0.20	$(0.58)	$0.03	$(1.29)
Dividends declared per common share	$0.24	$0.30	$0.52	$0.60
Weighted average common shares outstanding:
Basic	198,699	106,514	191,682	101,396
Diluted	200,379	106,514	193,362	101,396
(1) Interest expense related to our interest rate swap contracts is recorded in gain on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, March 31, 2022	6,847	100,361	$7	$100	$3,458,492	$(1,870,058)	$(595,041)	$28,435	$1,021,935
Comprehensive loss	—	—	—	—	—	—	(58,591)	(34,650)	(93,241)
Issuance of common stock, net	—	10,425	—	11	79,691	—	—	—	79,702
Stock based compensation, net of withholding requirements	—	48	—	—	959	—	—	—	959
Common stock repurchased	—	(248)	—	—	(1,544)	—	—	—	(1,544)
Preferred stock dividends	—	—	—	—	—	(2,996)	—	—	(2,996)
Common stock dividends	—	—	—	—	—	(32,157)	—	—	(32,157)
Balance, June 30, 2022	6,847	110,586	$7	$111	$3,537,598	$(1,905,211)	$(653,632)	$(6,215)	$972,658

Balance, March 31, 2023	6,847	192,003	7	192	4,052,190	(2,047,360)	(789,896)	—	1,215,133
Comprehensive income	—	—	—	—	—	—	42,962	—	42,962
Issuance of common stock, net	—	15,160	—	15	77,463	—	—	—	77,478
Stock based compensation, net of withholding requirements	—	72	—	—	821	—	—	—	821
Common stock repurchased	—	(425)	—	—	(2,072)	—	—	—	(2,072)
Preferred stock dividends	—	—	—	—	—	(2,996)	—	—	(2,996)
Common stock dividends	—	—	—	—	—	(48,337)	—	—	(48,337)
Balance, June 30, 2023	6,847	206,810	$7	$207	$4,128,402	$(2,098,693)	$(746,934)	$—	$1,282,989
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, December 31, 2021	6,847	94,152	$7	$94	$3,403,127	$(1,837,955)	$(528,607)	$106,973	1,143,639
Comprehensive loss	—	—	—	—	—	—	(125,025)	(113,188)	(238,213)
Issuance of common stock, net	—	16,587	—	17	134,121	—	—	—	134,138
Stock based compensation, net of withholding requirements	—	95	—	—	1,894	—	—	—	1,894
Common stock repurchased	—	(248)	—	—	(1,544)	—	—	—	(1,544)
Preferred stock dividends	—	—	—	—	—	(5,991)	—	—	(5,991)
Common stock dividends	—	—	—	—	—	(61,265)	—	—	(61,265)
Balance, June 30, 2022	6,847	110,586	$7	$111	$3,537,598	$(1,905,211)	$(653,632)	$(6,215)	$972,658

Balance, December 31, 2022	6,847	162,911	$7	$163	$3,874,627	$(1,992,361)	$(758,537)	$(11,527)	$1,112,372
Comprehensive income	—	—	—	—	—	—	11,603	11,527	23,130
Issuance of common stock, net	—	45,023	—	45	258,638	—	—	—	258,683
Stock based compensation, net of withholding requirements	—	144	—	—	1,513	—	—	—	1,513
Common stock repurchased	—	(1,268)	—	(1)	(6,376)	—	—	—	(6,377)
Preferred stock dividends	—	—	—	—	—	(5,991)	—	—	(5,991)
Common stock dividends	—	—	—	—	—	(100,341)	—	—	(100,341)
Balance, June 30, 2023	6,847	206,810	$7	$207	$4,128,402	$(2,098,693)	$(746,934)	$—	$1,282,989
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$11,603	$(125,025)
Adjustments to reconcile net income (loss) to net cash and cash collateral posted to counterparties provided by (used in) operating activities:
Net amortization of premium on Agency Securities	3,452	13,464
Net accretion of U.S. Treasury Securities	132	(1,176)
Realized loss on sale of Agency Securities, available for sale	7,471	7,501
Loss on Agency Securities, trading	37,293	503,411
Gain (Loss) on U.S. Treasury Securities	(79)	112,370
Stock based compensation	1,513	1,894
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(16,222)	(10,402)
Increase in prepaid and other assets	1,139	(2,012)
Change in derivatives, at fair value	(18,001)	(580,506)
Increase in accrued interest payable- repurchase agreements	14,898	4,438
Increase in accrued interest payable- U.S. Treasury Securities sold short	57	—
Increase in accounts payable and other accrued expenses	2,042	2,284
Net cash and cash collateral posted to counterparties provided by (used in) operating activities	$45,298	$(73,759)
Cash Flows From Investing Activities:
Purchases of Agency Securities (includes $247,308 with BUCKLER at June 30, 2023)	(7,259,764)	(5,482,336)
Purchases of U.S. Treasury Securities (includes $155,857 with BUCKLER at June 30, 2023)	(619,373)	(3,441,267)
Principal repayments of Agency Securities	404,010	287,457
Proceeds from sales of Agency Securities	4,008,466	2,197,403
Proceeds from sales of U.S. Treasury Securities (includes $154,875 with BUCKLER at June 30, 2023)	613,852	2,932,385
Disbursements on reverse repurchase agreements, with BUCKLER	(1,057,803)	—
Receipts from reverse repurchase agreements, with BUCKLER	1,249,579	—
Increase in cash collateral posted by counterparties	65	647,786
Proceeds from subordinated loan due from BUCKLER	105,000	—
Net cash and cash collateral posted to counterparties used in investing activities	$(2,555,968)	$(2,858,572)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	255,017	134,138
Proceeds from repurchase agreements (including $36,419,817 and $19,406,946, respectively with BUCKLER)	57,386,698	34,679,574
Principal repayments on repurchase agreements (including $(35,446,806) and $(17,935,626), respectively with BUCKLER)	(54,920,203)	(31,935,064)
Series C Preferred stock dividends paid	(5,991)	(5,991)
Common stock dividends paid	(100,341)	(61,265)
Common stock repurchased	(6,377)	(1,544)
Net cash and cash collateral posted to counterparties provided by financing activities	$2,608,803	$2,809,848
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022

Net increase in cash and cash collateral posted to counterparties	98,133	(122,483)
Cash and cash collateral posted to counterparties - beginning of period	118,090	356,216
Cash and cash collateral posted to counterparties - end of period	$216,223	$233,733
Supplemental Disclosure:
Cash paid during the period for interest	$269,691	$33,776
Non-Cash Investing Activities:
Receivable for unsettled sales	$94,825	$427,203
Payable for unsettled purchases	$(616,435)	$(358,753)
Net unrealized gain (loss) on available for sale Agency Securities	$4,056	$(120,689)
Non-Cash Financing Activities:
Amounts receivable for issuance of common stock	$3,666	$—
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
At June 30, 2023 and December 31, 2022, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.
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
Available for Sale Securities represented investments that we intended to hold for extended periods of time and were reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of comprehensive income (loss). During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
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
Repurchase Agreements, net
We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have moved in close relationship to the Federal Funds Effective Rate ("Fed Funds Rate") and the Secured Overnight Funding Rate ("SOFR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At June 30, 2023 and December 31, 2022, we had $512,500 and $704,276, respectively, in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of June 30, 2023 and December 31, 2022 of $497,188 ($99,438 of which were with BUCKLER) and $502,656 ($100,531 of which were with BUCKLER), respectively.
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
Impairment of Assets
Impairment of available for sale securities was assessed at least on a quarterly basis and more frequently when economic or market concerns warranted such evaluation. An impairment was considered if we (1) intended to sell the available for sale securities, or (2) believed it was more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) and a credit impairment existed where

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

fair value was less than amortized cost. Impairment losses recognized established a new cost basis for the related available for sale securities.
Revenue Recognition
Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Purchase and sale transactions (including TBA Agency Securities) are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from sales of available for sale securities are reclassified into income from Comprehensive Income (Loss) and are determined using the specific identification method.
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
Derivatives
The fair values of our interest rate swap contracts, interest rate swaptions and basis swap contracts are valued using information provided by third-party pricing services that incorporate common market pricing methods that may include current interest rate curves, forward interest rate curves and market spreads to interest rate curves and are classified as Level 2. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities and they are classified as Level 2. Management compares the pricing information received to dealer quotes to ensure that the current market conditions are properly reflected. Futures contracts are traded on the Chicago Mercantile Exchange ("CME") which requires the use of daily mark-to-market collateral and they are classified as Level 1.
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

June 30, 2023	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$11,176,635	$—	$11,176,635
Derivatives	$11,252	$989,797	$—	$1,001,049
Liabilities at Fair Value:
Derivatives	$8,166	$3,442	$—	$11,608

December 31, 2022	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$8,198,591	$—	$8,198,591
Derivatives	$94	$984,362	$—	$984,456
Liabilities at Fair Value:
Derivatives	$516	$12,500	$—	$13,016
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2023 or for the year ended December 31, 2022.
Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables, borrowings under repurchase agreements, net and obligations to return securities received as collateral, which are presented in our consolidated financial statements at

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at June 30, 2023 and December 31, 2022.
Note 5 - Investments in Securities
As of June 30, 2023 and December 31, 2022, our securities portfolio consisted of $11,176,635 and $8,198,591 of investment securities, at fair value, respectively. We also had $100,734 and $777,469 of TBA Agency Securities, at fair value, which were reported at net carrying value of $(3,027) and $(11,797), respectively, at June 30, 2023 and December 31, 2022. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at June 30, 2023 and December 31, 2022.

June 30, 2023	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Trading securities	$11,489,593	$11,473,356	$(297,779)	$1,058	$11,176,635
Total Agency Securities	$11,489,593	$11,473,356	$(297,779)	$1,058	$11,176,635

December 31, 2022	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Available for sale securities	$191,870	$199,472	$(11,527)	$—	$187,945
Trading securities	8,519,397	8,553,485	(543,207)	368	8,010,646
Total Agency Securities	$8,711,267	$8,752,957	$(554,734)	$368	$8,198,591

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables summarize the weighted average lives of our investments in securities at June 30, 2023 and December 31, 2022.

Weighted Average Life	Trading Securities
June 30, 2023	Fair Value	Amortized Cost
≥ 3 years and < 5 years	$2,877	$2,918
≥ 5 years	11,173,758	11,470,438
Totals	$11,176,635	$11,473,356

Weighted Average Life	Available for Sale Securities		Trading Securities
December 31, 2022	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$61	$64	$—	$—
≥ 1 year and < 3 years	2,390	2,525	—	—
≥ 3 years and < 5 years	11,541	12,171	—	—
≥ 5 years	173,953	184,712	8,010,646	8,553,485
Totals	$187,945	$199,472	$8,010,646	$8,553,485
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at June 30, 2023 and December 31, 2022 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
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
 Note 6 - Repurchase Agreements, net
At June 30, 2023, we had active MRAs with 38 counterparties and had $9,121,329 in outstanding borrowings with 18 of those counterparties. At December 31, 2022, we had MRAs with 38 counterparties and had $6,463,058 in outstanding borrowings with 16 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at June 30, 2023 and December 31, 2022. Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2023, the average haircut percentage was 2.82% compared to 3.85% at December 31, 2022. The

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

June 30, 2023	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
Agency Securities
≤ 30 days (1)	$9,121,329	5.23%	19
Total or Weighted Average	$9,121,329	5.23%	19
(1)Net of reverse repurchase agreements of $512,500. Obligations to return securities received as collateral of $497,188 associated with the reverse repurchase agreements are all due within 30 days.

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
The following table presents information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at June 30, 2023 and December 31, 2022.

June 30, 2023				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$512,500	$(512,500)	$—	$—	$—	$—
Totals	$512,500	$(512,500)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(9,633,829)	$512,500	$(9,121,329)	$9,121,329	$—	$—
Totals	$(9,633,829)	$512,500	$(9,121,329)	$9,121,329	$—	$—
(1)The fair value of securities pledged against our repurchase agreements was $10,172,104 at June 30, 2023.

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
At June 30, 2023 and December 31, 2022, BUCKLER accounted for 48.4% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 7.8% and 12.9%, respectively, of our total stockholders' equity with a weighted average maturity of 21 days and 15 days, respectively, on repurchase agreements, net (see Note 14 - Related Party Transactions).
At June 30, 2023, we had 3 additional repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 24.9% of our repurchase agreement borrowings outstanding at June 30, 2023. At December 31, 2022, we had 3 additional repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 28.1% of our repurchase agreement borrowings at December 31, 2022.
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
All of our interest rate contracts have floating leg interest rate indexes of either the Fed Funds Rate or SOFR. The Fed Funds Rate is published daily by the New York Federal Reserve and is a measure of unsecured borrowings by depository institutions from other depository institutions or GSEs. SOFR is published daily by the New York Federal Reserve and is the average overnight rate for borrowings secured by U.S. Treasury securities. We enter into interest rate swap contracts either directly with a counterparty (a “bilateral” contract) or through a centrally-cleared swap contract. In a bilateral contract, we exchange margin collateral with the counterparty and have exposure to counterparty risk. In a centrally-cleared contract, we exchange margin collateral with a Futures Clearing Merchant, with whom we have opened an account. Our counterparty risk is limited to the clearing exchange itself. All of our centrally-cleared swaps are cleared by the CME. In general, centrally-cleared interest rate swap contracts require us to post higher initial margin than bilateral contracts.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at June 30, 2023 and December 31, 2022.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2023
Interest rate swap contracts (2)	$989,719	$(337)	$(919,153)	$70,229
Futures contracts	11,252	(8,166)	2,810	5,896
TBA Agency Securities	78	(3,105)	5,164	2,137
Totals	$1,001,049	$(11,608)	$(911,179)	$78,262

December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $22,099 of centrally-cleared interest rate swap contracts.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2023
Interest rate swap contracts (2)	$(337)	$337	$—	$—
Futures contracts	(8,166)	8,166	—	—
TBA Agency Securities	(3,105)	3,105	—	—
Totals	$(11,608)	$11,608	$—	$—

December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(337) of centrally-cleared interest rate swap contracts.
The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and June 30, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	Income (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives	2023	2022	2023	2022
Interest rate swap contracts (1)	$199,945	$221,661	$73,531	$565,459
Futures contracts	(2,469)	2,152	(13,298)	2,152
TBA Agency Securities	(3,286)	(17,899)	(443)	(117,093)
Total Gain (Loss) on Derivatives, net	$194,190	$205,914	$59,790	$450,518
(1)Includes $51,087 and $21,992 of centrally-cleared interest rate swap contracts for the three and six months ended June 30, 2023.
The following tables present information about our derivatives at June 30, 2023 and December 31, 2022.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
June 30, 2023
< 3 years	$3,080,000	23	0.01%
≥ 3 years and < 5 years	1,429,000	47	0.51%
≥ 5 years and < 7 years	1,552,000	76	0.49%
≥ 7 years	2,750,000	95	6.29%
Total or Weighted Average (2)	$8,811,000	59	2.14%

December 31, 2022
< 3 years	$1,066,000	10	0.10%
≥ 3 years and < 5 years	1,182,000	50	0.63%
≥ 5 years and < 7 years	754,000	82	0.62%
≥ 7 years	3,348,000	99	0.96%
Total or Weighted Average (3)	$6,350,000	73	0.72%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $3,500,000 notional are SOFR based swaps, the last of which matures in 2032; and $5,311,000 notional are Fed Funds based swaps, the last of which matures in 2032. Of this amount, $3,300,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2028.
(3)Of this amount, $803,000 notional are SOFR based swaps, the last of which matures in 2032; and $5,547,000 notional are Fed Funds based swaps, the last of which matures in 2032.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
June 30, 2023
30 Year Short, 3.0%	$(500,000)	$(440,199)	$(440,156)
30 Year Long, 5.0%	550,000	543,960	540,890
Total	$50,000	$103,761	$100,734

December 31, 2022
30 Year Long, 4.5%	$500,000	$489,805	$481,641
30 Year Long, 5.0%	300,000	300,164	295,828
Totals (1)	$800,000	$789,969	$777,469
(1) $400,000 notional were forward settling at December 31, 2022.
Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, plus brokerage commissions and other costs of capital raising. Amounts paid to shareholders to repurchase stock, before any brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2023, the average management fee rate, prior to management fees waived, was 0.94% based on gross equity raised of $4,042,078 and effectively a rate of 2.95% based on total stockholders' equity.
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
During the three and six months ended June 30, 2023, and June 30, 2022 ACM waived management fees of $1,650 and $3,300 and $1,950 and $3,900, respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of June 30, 2023, the Company’s contractual management fee commitments are:

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Year	Contractual Management Fee
Remainder of 2023	$31,500
2024	37,800
2025	37,800
2026	37,800
2027	37,800
2028	37,800
2029	37,800
Total	$258,300
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2023 and December 31, 2022.
Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. The Court has deferred ruling on the Motion to Dismiss several times. On October 25, 2022, the court deferred the Order of Dismissal until May 1, 2023, and if the case was not fully disposed of by that date, the clerk would enter on the docket "dismissed for lack of prosecution without prejudice." To date, no further action has been taken by the court.

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
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2023, there were 867 shares available for future issuance under the Plan.
Transactions related to awards for the six months ended June 30, 2023 are summarized below:

	June 30, 2023
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	568	$12.88
Granted (1)	1,300	$5.93
Vested	(188)	$9.64
Unvested RSU Awards Outstanding end of period	1,680	$7.87
(1)During the six months ended June 30, 2023, 980 RSUs were granted to certain officers of ARMOUR and 320 RSUs were granted to the Board.
At June 30, 2023, there was approximately $13,223 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $7.87 per share), which we expect to recognize as an expense as follows: for the remainder of 2023 an expense of $1,881, in 2024 an expense of $3,626, and thereafter an expense of $7,716. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at June 30, 2023 and December 31, 2022.

Cumulative Distributions to Stockholders	June 30, 2023	December 31, 2022
Preferred dividends	$150,818	$144,827
Common stock dividends	1,947,875	1,847,534
Totals	$2,098,693	$1,992,361

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Preferred Stock
At June 30, 2023 and December 31, 2022, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At June 30, 2023, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share are designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remain available for designation as future series.
At June 30, 2023 and December 31, 2022, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. At June 30, 2023 and December 31, 2022, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. We did not sell any shares under the Preferred C ATM Sales Agreement during the six months ended June 30, 2023. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 3,153 at June 30, 2023 and December 31, 2022.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the six months ended June 30, 2023.
Common Stock
February 14, 2023, we submitted Articles of Amendment with the State of Maryland to increase the number of authorized shares of common stock, from 300,000 shares to 450,000 shares. At June 30, 2023 and December 31, 2022, we were authorized to issue up to 450,000 and 300,000 shares of common stock, respectively, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 206,810 and 162,911 shares of common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively.
On May 14, 2021, we entered into an Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 17,000 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 25,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. On June 9, 2022, the 2021 Common stock ATM Sales Agreement was

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

further amended to offer an additional 28,800 shares available for sale. On November 4, 2022, the Common stock ATM Sales Agreement was further amended to offer an additional 35,000 shares available for sale. On January 17, 2023, it was amended to add an additional 48,678 shares pursuant to the terms of the 2021 Common stock ATM Sales Agreement.
The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provides that we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the 2021 Common stock ATM Sales Agreement. During the six months ended June 30, 2023, we sold 45,023 shares under this agreement for proceeds of $258,683, net of issuance costs and commissions of approximately $2,675. In July 2023, we sold 21,499 shares under this agreement for proceeds of $109,314, net of issuance costs and commissions of approximately $1,050. These sales fully utilized the shares allocated to the 2021 Common stock ATM Sales Agreement, which has been completed. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
On July 26, 2023 we entered into a new Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 75,000 shares of our common stock, par value $0.001 per share.
Common Stock Repurchase Program
 At June 30, 2023 and December 31, 2022, there were 5,464 and 6,732 authorized shares remaining under the current repurchase authorization. During the six months ended June 30, 2023, we repurchased 1,268 common shares under this authorization for a cost of $6,377. Under the Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Equity Capital Activities
The following tables present our equity transactions for the six months ended June 30, 2023 and for the year ended December 31, 2022.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
June 30, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - June 30, 2023	45,023	$5.75	$258,683
Common stock repurchased	March and May	(1,268)	$(5.03)	$(6,377)

December 31, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - December 21, 2022	70,041	$6.79	$475,537
Common stock repurchased	June, September and October	(1,478)	$5.19	$(7,664)
(1)Weighted average price
Dividends
On July 27, 2023, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid to holders of record on July 15, 2023. We have also declared cash dividends of $0.14583 per

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

outstanding share of Series C Preferred Stock payable August 28, 2023 to holders of record on August 15, 2023 and payable September 27, 2023 to holders of record on September 15, 2023.
On July 28, 2023, a cash dividend of $0.08 per outstanding common share, or $18,404 in the aggregate, will be paid to holders of record on July 17, 2023. We have also declared a cash dividend of $0.08 per outstanding common share payable August 30, 2023 to holders of record on August 15, 2023.
The following table presents our Series C Preferred Stock dividend transactions for the six months ended June 30, 2023.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2023	January 27, 2023	$0.14583	$998.5
February 15, 2023	February 27, 2023	$0.14583	998.5
March 15, 2023	March 27, 2023	$0.14583	998.5
April 15, 2023	April 27, 2023	$0.14583	998.5
May 15, 2023	May 30, 2023	$0.14583	998.5
June 15, 2023	June 27, 2023	$0.14583	998.5
Total dividends paid			$5,991
The following table presents our common stock dividend transactions for the six months ended June 30, 2023.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2023	January 30, 2023	$0.10	$17,007
February 15, 2023	February 27, 2023	$0.10	19,471
March 15, 2023	March 28, 2023	$0.08	15,526
April 17, 2023	April 27, 2023	$0.08	15,788
May 15, 2023	May 30, 2023	$0.08	15,964
June 15, 2023	June 29, 2023	$0.08	16,585
Total dividends paid			$100,341
Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and six months ended June 30, 2023 and June 30, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$42,962	$(58,591)	$11,603	$(125,025)
Less: Preferred dividends	(2,996)	(2,996)	(5,991)	(5,991)
Net Income (Loss) available (related) to common stockholders	$39,966	$(61,587)	$5,612	$(131,016)

Weighted average common shares outstanding – basic	198,699	106,514	191,682	101,396
Add: Effect of dilutive non-vested awards, assumed vested	1,680	—	1,680	—
Weighted average common shares outstanding – diluted	200,379	106,514	193,362	101,396
For the three and six months ended June 30, 2022, 696 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.
Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive Income (Loss)	$42,962	$(93,241)	$23,130	$(238,213)
Less: Preferred dividends	(2,996)	(2,996)	(5,991)	(5,991)
Comprehensive Income (Loss) available (related) to common stockholders	$39,966	$(96,237)	$17,139	$(244,204)
Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$0.20	$(0.90)	$0.09	$(2.41)
Diluted	$0.20	$(0.90)	$0.09	$(2.41)
Weighted average common shares outstanding:
Basic	198,699	106,514	191,682	101,396
Add: Effect of dilutive non-vested awards, assumed vested	1,680	—	1,680	—
Diluted	200,379	106,514	193,362	101,396
For the three and six months ended June 30, 2022, 696 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable income (loss) for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net income (loss)	$42,962	$(58,591)	$11,603	$(125,025)
Book to tax differences:
TRS (income) loss	20	(6)	3	(7)
Premium amortization expense	—	(36)	(1)	(78)
Agency Securities	44,403	249,022	(238,647)	503,411
U.S. Treasury Securities	(11,934)	33,983	(79)	112,370
Changes in interest rate contracts	(141,321)	(204,744)	40,819	(455,644)
Loss on Security Sales	113,256	7,501	283,412	7,501
Amortization of deferred hedging costs	(26,202)	(36,716)	(56,570)	(76,296)
Amortization of deferred Treasury Future gains	6,062	—	11,877	—
Other	484	610	779	1,160
Estimated REIT taxable income (loss)	$27,730	$(8,977)	$53,196	$(32,608)
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2023 and December 31, 2022, we had approximately $268,923 and $307,316, respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures contracts amortizing through the year 2032. At June 30, 2023, we had $257,341 of net operating loss carryforwards available for use indefinitely.

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
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2023 by approximately $132,413, or approximately $0.64 per common share (based on the 206,810 common shares then outstanding). State and federal tax returns for the years 2019 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and six months ended June 30, 2023 and June 30, 2022 were $51,333 and $106,332 and $35,153 and $67,256, respectively.

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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
ARMOUR management fees	$9,377	$8,282	$18,605	$16,407
Less management fees waived	(1,650)	(1,950)	(3,300)	(3,900)
Total management fee expense	$7,727	$6,332	$15,305	$12,507
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three and six months ended June 30, 2023 and June 30, 2022, we reimbursed ACM $170 and $405 and $130 and $237, respectively, for other expenses incurred on our behalf. In 2017, 2020, 2021 and 2022, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2017, 2020, 2021 and 2022, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $118 and $259 and $140 and $302 for the three and six months ended June 30, 2023 and June 30, 2022, respectively.
BUCKLER
At June 30, 2023, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $466 at June 30, 2023 and $377 at December 31, 2022, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For each of the three and six months ended June 30, 2023 and June 30, 2022, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum, which expired at the end of the first quarter of 2022.
Effective March 20, 2023, the Company committed to provide on demand a subordinated loan agreement to BUCKLER in an amount up to $200,000. The commitment extends through March 20, 2026, and is collateralized by mortgage backed and/or U.S. Treasury Securities owned by the Company and pledged to BUCKLER. The commitment is treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the securities to secure its own borrowings.
This arrangement replaced the prior $105.0 million subordinated loan, which was to mature on May 1, 2025. In March 2023, BUCKLER, at its option after obtaining regulatory approval, repaid all of the principal amount of the loan. The loan had a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

three and six months ended June 30, 2023 and June 30, 2022, the Company earned $0 and $973 and $157 and $176, respectively, of interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the six months ended June 30, 2023.
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 10,910 and 37,013 common shares for proceeds of $55,892 and $215,193, net of issuance costs and commissions of approximately $486 and $2,215 during the three and six months ended June 30, 2023, respectively. We also repurchased 425 and 1,268 common shares under the current repurchase authorization which cost $2,072 and $6,377, including commissions of approximately $18 and $54, respectively, to BUCKLER during the three and six months ended June 30, 2023. In July 2023, we sold 6,117 shares under the 2021 Common stock ATM Sales Agreement for proceeds of $31,354, net of issuance costs and commissions of approximately $269 to BUCKLER (see Note 10 - Stockholders' Equity).
The table below summarizes other transactions with BUCKLER for the six months ended June 30, 2023 and for the year ended December 31, 2022.

Transactions with BUCKLER	June 30, 2023	December 31, 2022
Repurchase agreements, net (1)	$4,412,261	$3,247,474
Collateral posted on repurchase agreements	$5,284,870	$3,920,706
Agency Securities Purchased	$247,308	$203,147
U.S. Treasury Securities Purchased	$155,857	$593,162
U.S. Treasury Securities Sold	$154,875	$814,265
(1)Interest on repurchase agreements, net was $58,740 and $108,349 and $6,462 and $7,495 for the three and six months ended June 30, 2023 and June 30, 2022, respectively. See also, Note 6 - Repurchase Agreements, net for transactions with BUCKLER.
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
At June 30, 2023 and December 31, 2022, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist of fixed rate loans. From time to time we have also invested in Credit Risk and Non-Agency Securities, Interest-Only Securities, U.S. Treasury Securities and money market instruments.
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
While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our securities portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our securities portfolio. For GAAP purposes, all changes in the fair value of our derivatives currently flow through earnings. Changes in the fair value of our legacy Agency MBS portfolio, that was designated as available for sale historically, were recognized in other comprehensive income. Therefore, historical earnings reported in accordance with GAAP have fluctuated even in situations where our derivatives were operating as intended. Currently, all of our Agency MBS portfolio is designated as trading securities and changes in the fair values of our derivatives and Agency MBS flow through earnings together. Accordingly, our results of operations will not be subject to the additional fluctuations caused by the previous differences in mark-to-market accounting treatments.
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
On June 14, 2023, the Fed raised its target range for the Fed Funds Rate to between 5.00% and 5.25%, which they had set on May 3, 2023. The Fed stated that holding the target range steady allowed them to assess additional information and its implications for monetary policy. The Fed further stated that some additional policy firming may be appropriate to return inflation to 2% over time. The Fed also stated that it will continue reducing its holdings of agency mortgage-backed securities and other fixed-income assets as described in its previously announced plans and that it will reinvest into agency MBS the amount of principal payments from the Fed's holdings of agency debt and agency MBS received in each calendar

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

month that exceeds a cap of $35 billion per month. The Fed further indicated that it will roll over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $60 billion per month.
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
Federal Deposit Insurance Corporation ("FDIC") Actions
In March 2023, the FDIC placed into receivership Silicon Valley Bank and Signature Bank, the 16th and 29th largest banks in the U.S., respectively. As a result of the receivership, the FDIC acquired approximately $120 billion in securities, including approximately $60 billion of Agency MBS pass-through securities and $15 billion of Agency CMBS. The FDIC retained BlackRock Financial Market Advisory group to sell some of these assets through a gradual and orderly process, which commenced on April 18, 2023. As of June 30 2023, approximately $40 billion of Agency MBS pass-through securities had been liquidated, comprising 66% of the total acquired. Also as of June 30 2023, approximately $1.5 billion of Agency CMBS had been liquidated, comprising all of the Agency CMBS that the FDIC plans to liquidate. The size and pace of all future sales are subject to market conditions.
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
Below is the Fed's target range for the Fed Funds Rate at each Fed meeting where a change was made since June 2022.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Meeting Date	Lower Bound	Higher Bound
May 3, 2023	5.00%	5.25%
March 22, 2023	4.75%	5.00%
February 1, 2023	4.50%	4.75%
December 14, 2022	4.25%	4.50%
November 2, 2022	3.75%	4.00%
September 21, 2022	3.00%	3.25%
July 27, 2022	2.25%	2.50%
June 15, 2022	1.50%	1.75%
Our borrowings in the repurchase market have closely tracked the Fed Funds Rate, and SOFR. Traditionally, a lower Fed Funds Rate has indicated a time of increased net interest margin and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest margin and the value of our securities portfolio might suffer as a result. Our derivatives are either Fed Funds Rate or SOFR-based interest rate swap contracts (see Note 7 to the consolidated financial statements).
The following graph shows the effective Fed Funds Rate as compared to SOFR on a monthly basis from June 30, 2021 to June 30, 2023.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net Interest Income	$5,760	$35,405	$17,750	$66,370
Total Other Income (Loss)	48,464	(84,592)	15,105	(172,764)
Total Expenses after fees waived	(11,262)	(9,404)	(21,252)	(18,631)
Net Income (Loss)	$42,962	$(58,591)	$11,603	$(125,025)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	7,501	7,471	7,501
Net unrealized gain (loss) on available for sale Agency Securities	—	(42,151)	4,056	(120,689)
Other Comprehensive Income (Loss)	—	(34,650)	11,527	(113,188)
Comprehensive Income (Loss)	$42,962	$(93,241)	$23,130	$(238,213)
Net Income (Loss) for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 reflected interest income from a larger average securities portfolio and lower mark to market losses on our Agency Securities due to changes in interest rates, offset by higher interest rates applicable to repurchase agreements due to higher rates and the larger average securities portfolio, and lower income from our derivatives.
Net interest income is a function of both our securities portfolio size and net interest rate spread.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income	$134,835	$48,440	$253,070	$81,810
Interest Expense	(129,075)	(13,035)	(235,320)	(15,440)
Net Interest Income	$5,760	$35,405	$17,750	$66,370
•Our average securities portfolio, including TBA Agency Securities, increased 38.2% from $8,158,792 for the six months ended June 30, 2022 to $11,272,925 for the six months ended June 30, 2023 due to the repositioning of our securities portfolio.
•Our average securities portfolio yield increased 1.36% and our cost of funds increased 1.83% quarter over quarter.
•Our net interest rate spread decreased by 0.47% quarter over quarter.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield (1)	Net Cost of Funds (2)	Net Interest Margin	Interest Expense on Repurchase Agreements
June 30, 2023	4.24%	2.49%	1.75%	5.17%
March 31, 2023	3.77%	1.80%	1.97%	4.71%
December 31, 2022	3.25%	0.66%	2.59%	3.80%
September 2022	3.24%	1.03%	2.21%	2.30%
June 2022	2.88%	0.66%	2.22%	0.83%
March 2022	2.20%	0.42%	1.78%	0.17%
December 2021	2.15%	0.40%	1.75%	0.16%
September 2021	2.15%	0.45%	1.70%	0.17%
June 2021	1.95%	0.50%	1.45%	0.17%
March 2021	1.84%	0.35%	1.49%	0.23%
(1)Asset yield on securities portfolio and cash collateral posted to/by counterparties.
(2)This includes interest expense on repurchase agreements and interest income/expense on interest rate swap contracts and futures contracts.
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	$—	$(7,501)	$(7,471)	$(7,501)
Loss on Agency Securities, trading	(157,659)	(249,022)	(37,293)	(503,411)
Gain (Loss) on U.S. Treasury Securities	11,933	(33,983)	79	(112,370)
Gain on derivatives, net	194,190	205,914	59,790	450,518
Total Other Income (Loss)	$48,464	$(84,592)	$15,105	$(172,764)
Three and Six Months Ended June 30, 2023 vs. Three and Six Months Ended June 30, 2022
•During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
•Loss on Agency Securities, trading, includes changes in fair value of the securities as well as the gain (loss) on sales. For the three and six months ended June 30, 2023, the change in fair value of the securities was $(44,403) and $246,118 compared to $(64,543) and $(318,932) for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2023, we sold $3,050,412 (including $94,825 of receivable for unsettled sales) and $3,818,535 of Agency Securities, trading, resulting in realized losses of $(113,256) and $(283,411). During the three and six months ended June 30, 2022, we sold $1,681,292 of Agency Securities, trading (including $427,203 in receivables for unsettled sales) which resulted in a loss of $(184,479).
•Gain (Loss) on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the loss on sales. For the three and six months ended June 30, 2023, the change in fair value of the securities was $11,933 and $5,468. For the three and six months ended June 30, 2023, we sold $0 and $(613,852) of U.S. Treasury Securities resulting in realized losses of $0 and $(5,389), respectively. For the three and six months ended June 30, 2022, the change in fair value of the securities was $32,928 and $314. For the three and six months ended June 30, 2022, we sold $1,414,547 and $2,932,385 of U.S. Treasury Securities resulting in losses of $(66,911) and $(112,684), respectively.
•Gain on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance increased from $6,350,000 at December 31, 2022 to $8,811,000 at June 30, 2023.
◦Our total TBA Agency Securities aggregate notional balance was $800,000 at December 31, 2022 and $50,000 at June 30, 2023. The decrease in TBA prices resulted in losses of $(3,286) and $(443) and $(17,899) and $(117,093) for the three and six months ended June 30, 2023 and June 30, 2022, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Expenses:
Management fees	$9,392	$8,297	$18,636	$16,437
Compensation	1,261	1,410	2,420	2,819
Other Operating	2,259	1,647	3,496	3,275
Total Expenses	$12,912	$11,354	$24,552	$22,531
Less management fees waived	(1,650)	(1,950)	(3,300)	(3,900)
Total Expenses after fees waived	$11,262	$9,404	$21,252	$18,631
Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective average management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2023 and June 30, 2022, the effective management fee, prior to management fees waived, was 0.94% and 0.97% based on gross equity raised of $4,042,078 and $3,448,004, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. On February 14, 2023, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $1,650 for the first quarter of 2023 and $550 per month thereafter until ACM provides further notice to ARMOUR (see Note 8 - Commitments and Contingencies).
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2023 and December 31, 2022, we had approximately $268,923 and $307,316, respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures contracts amortizing through the year 2032. At June 30, 2023, we had $257,341 of net operating loss carryforwards available for use indefinitely. For 2023, we forecast that estimated ordinary REIT taxable income will be positive. This would likely result in Series C Preferred Stock dividends for 2023 being treated as fully taxable ordinary income. Common stock dividends for 2023 are expected to partially be treated as taxable ordinary income.
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
The tables below summarize certain characteristics of our investments in securities at June 30, 2023 and December 31, 2022.

June 30, 2023	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
3.0%	610,466	548,705	(10,305)	538,400	2.4%	338	4.8%
3.5%	1,215,454	1,197,717	(87,864)	1,109,853	4.1%	346	9.8%
4.0%	1,167,121	1,168,772	(71,451)	1,097,321	4.0%	347	9.7%
4.5%	1,308,599	1,303,402	(44,103)	1,259,299	4.8%	349	11.1%
5.0%	2,077,911	2,072,445	(32,383)	2,040,062	5.0%	352	18.1%
5.5%	2,356,908	2,380,018	(28,107)	2,351,911	5.6%	355	20.9%
6.0%	2,316,917	2,364,304	(21,808)	2,342,496	9.4%	355	20.8%
6.5%	57,099	58,571	228	58,799	15.2%	354	0.5%
Other Agency Securities
Agency CMBS	$379,118	$379,421	$(927)	$378,494	n/a	120	3.4%
Total Agency Securities	$11,489,593	$11,473,355	$(296,720)	$11,176,635			99.1%
TBA Agency Securities (2)
30 Year Short, 3.0%	$(500,000)	$(440,199)	$43	$(440,156)	n/a	n/a	(3.9)%
30 Year Long, 5.0%	$550,000	$543,960	$(3,070)	$540,890	n/a	n/a	4.8%
Total TBA Agency Securities	$50,000	$103,761	$(3,027)	$100,734	n/a	n/a	0.9%
Totals	$11,539,593	$11,577,116	$(299,747)	$11,277,369			100.0%
(1)Weighted average CPR during the quarter for the securities owned at June 30, 2023. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $(3,027), at June 30, 2023 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

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
TBA Agency Securities
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
The following tables summarize changes in our investments in securities as of June 30, 2023 and December 31, 2022, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
June 30, 2023
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Purchases (1)	—	7,522,034	619,373	—
Proceeds from sales	(189,931)	(3,818,535)	(613,852)	—
Receivable for unsettled sales	—	(94,825)	—	—
Principal repayments	(1,997)	(402,013)	—	—
Current gains (losses)	3,946	(48,112)	(5,394)	5,468
Accrued interest payable	—	—	—	(57)
Amortization:
Prior unrealized (gains) losses	110	10,819	5	—
Purchase (premium) discount	(72)	(3,380)	(132)	—
Balance, June 30, 2023	$—	$11,176,635	$—	(500,663)
Percentage of Portfolio	—%	100.00%	—%

December 31, 2022
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$—
Purchases (1)	—	11,809,926	4,820,464	—
Proceeds from sales	(988,728)	(5,360,328)	(4,876,767)	(494,797)
Principal repayments	(77,101)	(496,508)	—	—
Current losses	(122,917)	(980,365)	(144,918)	(7,859)
Credit loss expense	(4,183)	—	—	—
Accrued interest payable	—	—	—	(3,418)
Amortization:
Prior unrealized (gains) losses	(3,035)	33,699	509	—
Purchase (premium) discount	(3,937)	(14,453)	1,879	—
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Percentage of Portfolio	2.29%	97.71%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Fed Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at June 30, 2023 and December 31, 2022. We had outstanding balances under our repurchase agreements, net at June 30, 2023 and December 31, 2022 of $9,121,329 and $6,463,058, respectively, consistent with the increase in our MBS in our securities portfolio. At June 30, 2023 and December 31, 2022, BUCKLER accounted for 48.4% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 7.8% and 12.9%,

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

respectively, of our total stockholders' equity with a weighted average maturity of 21 days and 15 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2023, the average haircut percentage was 2.82% compared to 3.85% at December 31, 2022.
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
We had contractual commitments under derivatives at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, we had derivatives with a net fair value of $989,441 and $971,440, respectively. The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at June 30, 2023 and December 31, 2022.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2023
Interest rate swap contracts (2)	$989,719	$(337)	$(919,153)	$70,229
Futures contracts	11,252	(8,166)	2,810	5,896
TBA Agency Securities	78	(3,105)	5,164	2,137
Totals	$1,001,049	$(11,608)	$(911,179)	$78,262

December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $22,099 of centrally-cleared interest rate swap contracts.
All of our interest rate contracts have floating leg interest rate indexes of either the Fed Funds Rate or SOFR. The Fed Funds Rate is published daily by the New York Federal Reserve and is a measure of unsecured borrowings by depository institutions from other depository institutions or GSEs. SOFR is published daily by the New York Federal Reserve and is the average overnight rate for borrowings secured by U.S. Treasury securities. We enter into interest rate swap contracts either directly with a counterparty (a “bilateral” contract) or through a centrally-cleared swap contract. In a bilateral contract, we exchange margin collateral with the counterparty and have exposure to counterparty risk. In a centrally-cleared contract, we exchange margin collateral with a Futures Clearing Merchant, with whom we have opened an account. Our counterparty risk is limited to the clearing exchange itself. All of our centrally-cleared swaps are cleared by the CME. In general, centrally-cleared interest rate swap contracts require us to post higher initial margin than bilateral contracts.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2023
Interest rate swap contracts (2)	$(337)	$337	$—	$—
Futures contracts	(8,166)	8,166	—	—
TBA Agency Securities	(3,105)	3,105	—	—
Totals	$(11,608)	$11,608	$—	$—

December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(337) of centrally-cleared interest rate swap contracts.

At June 30, 2023, we had interest rate swap contracts with an aggregate notional balance of $8,811,000, a weighted average swap rate of 2.14% and a weighted average term of 59 months. At December 31, 2022, we had interest rate swap contracts with an aggregate notional balance of $6,350,000, a weighted average swap rate of 0.72% and a weighted average term of 73 months. We also had TBA Agency Securities with an aggregate notional balance of $50,000 and $800,000 at June 30, 2023 and December 31, 2022, respectively (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the six months ended June 30, 2023 and for the year ended December 31, 2022.

Interest Swap Contracts	Six Months Ended June 30, 2023	For the Year Ended December 31, 2022
Net Balance, beginning of period	$983,659	$180,476
Net interest rate swap contract payments paid (received)	(56,511)	17,027
Interest rate swap income accrued	183,019	107,269
Interest rate swap expense accrued	(83,274)	(54,049)
Current unrealized gains (losses)	(123,849)	677,865
Amortization of prior unrealized gains	97,635	122,101
Loss on early terminations	(11,297)	(67,030)
Net, Balance, end of period	$989,382	$983,659
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains related to our derivatives of $194,190 and $59,790 and $205,914 and $450,518, for the three and six months ended June 30, 2023 and June 30, 2022, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. During the six months ended June 30, 2023, we entered into $3,300,000 notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At June 30, 2023, our liquidity totaled $644,417, consisting of $163,746 of cash plus $480,671 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities. During the three and six months ended June 30, 2023, we sold 15,160 and 45,023 shares under the 2021 Common stock ATM Sales Agreement for proceeds of $77,478 and $258,683, net of issuance costs and commissions of approximately $707 and $2,675. During the three and six months ended June 30, 2023, we repurchased 425 and 1,268 common shares under our current repurchase authorization for costs of $2,072 and $6,377 (refer to Note 10 to the consolidated financial statements). See Note 14 for additional discussion of transactions with BUCKLER.
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
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. At June 30, 2023 we had $512,500 in reverse repurchase agreements and obligations to return securities received as collateral associated with our reverse repurchase agreements of $497,188. At December 31, 2022 we had $704,276 in reverse repurchase agreements and obligations to return securities received as collateral associated with our reverse repurchase agreements of $502,656.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At June 30, 2023 and December 31, 2022, we financed our securities portfolio with $9,121,329 and $6,463,058 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at June 30, 2023 and December 31, 2022, were 7.11:1 and 5.81:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 7.19:1 and 6.51:1 at June 30, 2023 and December 31, 2022, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.59:1 and 8.69:1 at June 30, 2023 and December 31, 2022, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Securities Portfolio Matters

	For the Six Months Ended June 30,
	2023	2022
Securities purchased using proceeds from repurchase agreements and principal repayments	$8,141,407	$9,281,740
Average securities portfolio	$11,272,925	$8,158,792
Cash received from principal repayments on MBS	$404,010	$287,457
Net cash increase from repurchase agreements, net	$2,658,271	$2,744,510
Cash interest payments made on liabilities	$269,691	$33,776
Cash and cash collateral posted to counterparties provided by (used in) operating activities (1)	$45,298	$(73,759)
(1)The increase in cash and cash collateral posted to counterparties related to operating activities from 2022 to 2023 is related to exiting certain MBS positions.
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 14 to the consolidated financial statements). The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2023 and June 30, 2022 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
ARMOUR management fees	$9,377	$8,282	$18,605	$16,407
Less management fees waived	(1,650)	(1,950)	(3,300)	(3,900)
Total management fee expense	$7,727	$6,332	$15,305	$12,507
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2023, there were 867 shares available for future issuance under the Plan.
At June 30, 2023, there was approximately $13,223 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $7.87 per share), which we expect to recognize as an expense as follows: for the remainder of 2023 an expense of $1,881, in 2024 an expense of $3,626, and thereafter an expense of $7,716. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 9 to the consolidated financial statements).
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on repurchase borrowings, reacquisition of securities to be returned to borrowers and the payment of cash dividends as required for continued qualification as a REIT.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,153 shares available under the Preferred C ATM Sales Agreement and 75,000 shares of common stock remain available under the 2023 Common stock ATM Sales Agreement (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three and six months ended June 30, 2023, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $(0.19) per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.19 or less.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
Agency CMBS	Commercial mortgage backed securities.
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
Basis swap contracts	Derivative contracts that allow us to exchange one floating interest rate basis for another, for example, 3 month Fed Funds Rates, thereby allowing us to diversify our floating rate basis exposures.
Board	ARMOUR’s Board of Directors.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2023 and December 31, 2022. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
June 30, 2023
1.00%	5.06%	(1.60)%	(14.59)%
0.50%	2.53%	(0.72)%	(6.57)%
(0.50)%	(2.51)%	0.52%	4.77%
(1.00)%	(5.01)%	0.79%	7.14%

December 31, 2022
1.00%	2.81%	(1.60)%	(13.54)%
0.50%	1.41%	(0.76)%	(6.39)%
(0.50)%	(1.42)%	0.60%	5.08%
(1.00)%	(2.87)%	0.98%	8.31%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of June 30, 2023 and December 31, 2022. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	June 30, 2023		December 31, 2022
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.36)%	(11.93)%	(1.54)%	(12.39)%
+10 BPS	(0.54)%	(4.77)%	(0.61)%	(4.96)%
-10 BPS	0.54%	4.77%	0.61%	4.96%
-25 BPS	1.36%	11.93%	1.54%	12.39%

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

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
At June 30, 2023 and December 31, 2022, we did not own any Credit Risk and Non-Agency Securities. From time to time we may purchase Credit Risk and Non-Agency Securities at prices which incorporate our expectations for prepayment speeds, defaults, delinquencies and severities. These expectations determine the yields we receive on our assets. If actual prepayment speeds, defaults, delinquencies and severities are different from our expectations, our actual yields could be higher or lower. We evaluate each investment based on the characteristics of the underlying collateral and securitization structure, rather than relying on the ratings assigned by rating agencies. Credit Risk and Non-Agency Securities are subject to risk of loss with regard to principal and interest payments.
Liquidity Risk
Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings adjust frequently while the interest rates on our MBS are fixed. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. Our repurchase agreements require that we maintain adequate pledged collateral. A decline in the value of the MBS pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.
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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on June 30, 2023. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
(in thousands, except per share)

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
The following table presents information regarding our repurchases made during the three months ended June 30, 2023 (in thousands, except per share price). In the four business days prior to and after the announcement of our stock repurchase program (the "Common Stock Repurchase Program") there were no purchases or sales by any directors or officers of common stock.

Period	Class of Shares	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)	Total Number of Shares Purchased on the Open Market
April 1, 2023 through April 30, 2023	Common	—	$—	—	5,889	—
May 1, 2023 through May 31, 2023	Common	(425)	$(4.88)	(425)	5,464	(425)
June 1, 2023 through June 30, 2023	Common	—	$—	—	5,464	—
Totals		(425)		(425)	5,464	(425)
(1)All shares were repurchased pursuant to the Common Stock Repurchase Program (see Note 10 to the consolidated financial statements).
(2)Weighted average share price, including fees and commissions.
(3)The Board authorized the Common Stock Repurchase Program to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock, which Common Stock Repurchase Program was announced on December 17, 2012. The Board subsequently amended the repurchase authorization on March 5, 2014 to increase the repurchase authorization from $100 million shares to 50,000 shares. On July 28, 2015, the Board increased the repurchase authorization to 9,000 shares effective in connection with the Company’s one-for-eight reverse stock split of its common stock in July 2015. Most recently, the Board increased the repurchase authorization back up to 9,000 shares on June 4, 2019. At June 30, 2023 there were 5,464 authorized shares remaining under the current Common Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 5. Other Information
On July 26, 2023, the Company entered into a new Equity Sales Agreement, dated July 26, 2023 (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, an affiliate of the Company and member of the Financial Industry Regulatory Authority, JonesTrading Institutional Services LLC (“JonesTrading”), JMP Securities LLC (“JMP Securities”), Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and B. Riley Securities, Inc. (“B. Riley Securities,” and together with BUCKLER, JonesTrading, JMP Securities and Ladenburg, the “Agents”), as sales agents, and ACM, pursuant to which the Company may, from time to time, issue and sell up to 75,000 shares (“Shares”) of the Company’s common stock through or to such designated Agents.
The 2023 Common stock ATM Sales Agreement relates to a proposed “at the market offering” of shares of the Company’s common stock (the “Offering”). The Shares are being offered pursuant to a prospectus supplement (the “ATM Prospectus Supplement”) filed with the SEC on July 26, 2023, in connection with the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-253311). Sales of the Company’s common stock through the Agents, if any, will be made in amounts and at times to be determined by the Company from time to time, but neither the Company nor the Agents have an obligation to sell any of the shares in the Offering. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. Under the Sales Agreement, the Agents have agreed to use commercially reasonable efforts consistent with their normal trading and sales practices to sell common stock in agency transactions. The 2023 Common stock ATM Sales Agreement provides that the Agents will be entitled to compensation of up to 2.0% of the gross sales price per share for any of the common stock sold under the Sales Agreement in agency transactions.
Sales of the common stock, if any, under the 2023 Common stock ATM Sales Agreement may be made by means of transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended and may include block sales and other privately negotiated transactions to investors. Neither the Company nor the Agents have an obligation to sell any of the common stock in the Offering, and the Company or Agents may at any time suspend solicitation and offers under the Sales Agreement or terminate the Sales Agreement. The Company intends to use the proceeds from any sales to acquire additional MBS and other mortgage-related assets in accordance with its objectives and strategies described in the Company's most recent Annual Report on Form 10-K and other filings with the SEC.
The 2023 Common stock ATM Sales Agreement contains customary representations, warranties and agreements of the Company and ACM and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.
The 2023 Common stock ATM Sales Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the 2023 Common stock ATM Sales Agreement and the transactions contemplated thereby is qualified in its entirety by reference to Exhibit 10.1.
Also attached as Exhibit 5.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference is a legal opinion regarding the validity of the shares to be issued and sold in the Offering.
This Item 5 disclosure shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

5.1	Opinion of Holland & Knight LLP, regarding the validity of the shares to be issued and sold in the Offering.
10.1
Equity Sales Agreement, dated July 26, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and B. Riley Securities, Inc.

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

July 26, 2023	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer