Form 10-Q
period 2023-09-30
Armour Residential REIT, Inc.
filed 2023-10-25
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of October 24, 2023 was 48,995,384.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	September 30, 2023	December 31, 2022
Assets
Cash	$133,459	$87,284
Cash collateral posted to counterparties	13,635	30,806
Investments in securities, at fair value
Agency Securities (including pledged securities of $12,094,792 ($6,156,345 with BUCKLER) at September 30, 2023 and $7,249,039 at December 31, 2022 ($3,920,706 with BUCKLER))	12,384,137	8,198,591
Receivable for unsettled sales (including pledged securities of $76,243 at September 30, 2023)	96,490	—
Derivatives, at fair value	1,231,057	984,456
Accrued interest receivable	54,434	28,809
Prepaid and other	983	2,101
Subordinated loan to BUCKLER	—	105,000
Total Assets	$13,914,195	$9,437,047
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $5,767,098 and $3,247,474, respectively with BUCKLER)	$11,504,192	$6,463,058
Obligations to return securities received as collateral, at fair value (including $100,531, with BUCKLER at December 31, 2022)	—	502,656
Cash collateral posted by counterparties	1,133,327	963,591
Payable for unsettled purchases	—	353,436
Derivatives, at fair value	—	13,016
Accrued interest payable- repurchase agreements (including $16,403 and $9,908, respectively with BUCKLER)	30,764	19,096
Accrued interest payable- U.S. Treasury Securities sold short (including $0 and $684, respectively with BUCKLER)	—	3,418
Accounts payable and other accrued expenses	9,863	6,404
Total Liabilities	$12,678,146	$8,324,675

Commitments and contingencies (Note 8 and Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($25.00 per share liquidation preference)	7	7
Common stock, $0.001 par value, 90,000 and 60,000 shares authorized; 48,995 shares and 32,582 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	49	33
Additional paid-in capital	4,320,621	3,874,757
Cumulative distributions to stockholders	(2,158,526)	(1,992,361)
Accumulated net loss	(926,102)	(758,537)
Accumulated other comprehensive loss	—	(11,527)
Total Stockholders’ Equity	$1,236,049	$1,112,372
Total Liabilities and Stockholders’ Equity	$13,914,195	$9,437,047
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income:
Interest Income (including $0 and $521 and $973 and $697, respectively with BUCKLER)	$153,636	$73,968	$406,706	$155,778
Interest expense (including $72,206 and $21,423 and $180,555 and $28,918, respectively with BUCKLER)	(150,041)	(44,323)	(385,361)	(59,763)
Net Interest Income	$3,595	$29,645	$21,345	$96,015
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	—	—	(7,471)	(7,501)
Credit loss expense	—	(4,183)	—	(4,183)
Loss on Agency Securities, trading	(468,280)	(514,483)	(505,573)	(1,017,894)
Gain (Loss) on U.S. Treasury Securities	5,438	(15,951)	5,517	(128,321)
Gain on derivatives, net (1)	291,142	370,234	350,932	820,752
Total Other Loss	$(171,700)	$(164,383)	$(156,595)	$(337,147)
Expenses:
Management fees	9,719	8,534	28,355	24,971
Compensation	1,262	1,409	3,682	4,228
Other operating	1,732	1,584	5,228	4,859
Total Expenses	$12,713	$11,527	$37,265	$34,058
Less management fees waived	(1,650)	(1,950)	(4,950)	(5,850)
Total Expenses after fees waived	$11,063	$9,577	$32,315	$28,208
Net Loss	$(179,168)	$(144,315)	$(167,565)	$(269,340)
Dividends on preferred stock	(2,995)	(2,995)	(8,986)	(8,986)
Net Loss related to common stockholders	$(182,163)	$(147,310)	$(176,551)	$(278,326)

Net Loss	$(179,168)	$(144,315)	$(167,565)	$(269,340)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	—	7,471	7,501
Reclassification adjustment for credit loss expense on available for sale Agency Securities	—	4,183	—	4,183
Net unrealized gain (loss) on available for sale Agency Securities	—	(12,583)	4,056	(133,272)
Other Comprehensive Income (loss)	—	(8,400)	11,527	(121,588)
Comprehensive Loss	$(179,168)	$(152,715)	$(156,038)	$(390,928)
Dividends on preferred stock	(2,995)	(2,995)	(8,986)	(8,986)
Comprehensive Loss related to common stockholders	$(182,163)	$(155,710)	$(165,024)	$(399,914)

Net Loss per share related to common stockholders (Note 11):
Basic	$(3.92)	$(5.98)	$(4.30)	$(12.80)
Diluted	$(3.92)	$(5.98)	$(4.30)	$(12.80)
Dividends declared per common share	$1.20	$1.50	$3.80	$4.50
Weighted average common shares outstanding:
Basic	46,506	24,650	41,089	21,752
Diluted	46,506	24,650	41,089	21,752
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, June 30, 2022	6,847	22,117	$7	$22	$3,537,687	$(1,905,211)	$(653,632)	$(6,215)	$972,658
Comprehensive loss	—	—	—	—	—	—	(144,315)	(8,400)	(152,715)
Issuance of common stock, net	—	4,546	—	5	167,241	—	—	—	167,246
Stock based compensation, net of withholding requirements	—	10	—	—	964	—	—	—	964
Common stock repurchased	—	(156)	—	—	(3,866)	—	—	—	(3,866)
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(37,145)	—	—	(37,145)
Balance, September 30, 2022	6,847	26,517	$7	$27	$3,702,026	$(1,945,351)	$(797,947)	$(14,615)	$944,147

Balance, June 30, 2023	6,847	41,362	7	41	4,128,568	(2,098,693)	(746,934)	—	1,282,989
Comprehensive loss	—	—	—	—	—	—	(179,168)	—	(179,168)
Issuance of common stock, net	—	7,630	—	8	191,458	—	—	—	191,466
Stock based compensation, net of withholding requirements	—	14	—	—	828	—	—	—	828
Common stock repurchased	—	(11)	—	—	(233)	—	—	—	(233)
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(56,838)	—	—	(56,838)
Balance, September 30, 2023	6,847	48,995	$7	$49	$4,320,621	$(2,158,526)	$(926,102)	$—	$1,236,049
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, December 31, 2021	6,847	18,830	$7	$19	$3,403,202	$(1,837,955)	$(528,607)	$106,973	1,143,639
Comprehensive loss	—	—	—	—	—	—	(269,340)	(121,588)	(390,928)
Issuance of common stock, net	—	7,864	—	8	301,376	—	—	—	301,384
Stock based compensation, net of withholding requirements	—	29	—	—	2,858	—	—	—	2,858
Common stock repurchased	—	(206)	—	—	(5,410)	—	—	—	(5,410)
Preferred stock dividends	—	—	—	—	—	(8,986)	—	—	(8,986)
Common stock dividends	—	—	—	—	—	(98,410)	—	—	(98,410)
Balance, September 30, 2022	6,847	26,517	$7	$27	$3,702,026	$(1,945,351)	$(797,947)	$(14,615)	$944,147

Balance, December 31, 2022	6,847	32,582	$7	$33	$3,874,757	$(1,992,361)	$(758,537)	$(11,527)	$1,112,372
Comprehensive income (loss)	—	—	—	—	—	—	(167,565)	11,527	(156,038)
Issuance of common stock, net	—	16,634	—	16	450,132	—	—	—	450,148
Stock based compensation, net of withholding requirements	—	43	—	—	2,341	—	—	—	2,341
Common stock repurchased	—	(264)	—	—	(6,609)	—	—	—	(6,609)
Preferred stock dividends	—	—	—	—	—	(8,986)	—	—	(8,986)
Common stock dividends	—	—	—	—	—	(157,179)	—	—	(157,179)
Balance, September 30, 2023	6,847	48,995	$7	$49	$4,320,621	$(2,158,526)	$(926,102)	$—	$1,236,049
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net Loss	$(167,565)	$(269,340)
Adjustments to reconcile net loss to net cash and cash collateral posted to counterparties provided by operating activities:
Net amortization of premium on Agency Securities	3,189	16,814
Net amortization (accretion) of U.S. Treasury Securities	132	(1,400)
Realized loss on sale of Agency Securities, available for sale	7,471	7,501
Credit loss expense	—	4,183
Loss on Agency Securities, trading	505,573	1,017,894
(Gain) Loss on U.S. Treasury Securities	(5,517)	128,321
Stock based compensation	2,341	2,858
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(26,129)	(19,344)
Decrease (Increase) in prepaid and other assets	1,118	(1,999)
Change in derivatives, at fair value	(259,617)	(892,212)
Increase in accrued interest payable- repurchase agreements	11,668	19,266
Decrease in accrued interest payable- U.S. Treasury Securities sold short	(3,418)	—
Increase in accounts payable and other accrued expenses	3,226	4,125
Net cash and cash collateral posted to counterparties provided by operating activities	$72,472	$16,667
Cash Flows From Investing Activities:
Purchases of Agency Securities (includes $233,048 with BUCKLER at September 30, 2023)	(10,013,127)	(9,304,581)
Purchases of U.S. Treasury Securities (includes $155,857 and $592,600 with BUCKLER, respectively)	(1,111,123)	(3,992,820)
Principal repayments of Agency Securities	622,330	451,849
Proceeds from sales of Agency Securities	4,251,123	3,390,725
Proceeds from sales of U.S. Treasury Securities (includes $154,875 and $767,448 with BUCKLER, respectively)	613,852	4,065,900
Disbursements on reverse repurchase agreements, with BUCKLER	(1,057,803)	—
Receipts from reverse repurchase agreements, with BUCKLER	1,762,079	—
Increase in cash collateral posted by counterparties	169,736	829,347
Proceeds from subordinated loan due from BUCKLER	105,000	—
Net cash and cash collateral posted to counterparties used in investing activities	$(4,657,933)	$(4,559,580)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	450,148	301,384
Proceeds from repurchase agreements (including $53,152,051 and $32,714,577, respectively with BUCKLER)	89,831,839	56,729,350
Principal repayments on repurchase agreements (including $(51,336,703) and $(30,943,229), respectively with BUCKLER)	(85,494,981)	(52,427,321)
Series C Preferred stock dividends paid	(8,986)	(8,986)
Common stock dividends paid	(157,179)	(98,410)
Common stock repurchased	(6,376)	(1,544)
Net cash and cash collateral posted to counterparties provided by financing activities	$4,614,465	$4,494,473
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022

Net increase (decrease) in cash and cash collateral posted to counterparties	29,004	(48,440)
Cash and cash collateral posted to counterparties - beginning of period	118,090	356,216
Cash and cash collateral posted to counterparties - end of period	$147,094	$307,776
Supplemental Disclosure:
Cash paid during the period for interest	$448,735	$68,016
Non-Cash Investing Activities:
Receivable for unsettled sales	$96,490	$1,091,891
Payable for unsettled purchases	$—	$(682,605)
Net unrealized gain (loss) on available for sale Agency Securities	$4,056	$(133,272)
Non-Cash Financing Activities:
Amounts payable for common stock repurchased	$(233)	(3,866)
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
At September 30, 2023 and December 31, 2022, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-five reverse stock split (the “Reverse Stock Split”), which was effective September 29, 2023. Interest earned/paid on cash collateral posted/held on interest rate swap contracts was reclassified from Interest Income to Gain (loss) on derivatives, net, in the consolidated financial statements to conform to current presentation. No other reclassifications have been made to previously reported amounts.
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
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At September 30, 2023, we did not have any reverse repurchase agreements. At December 31, 2022, we had $704,276 in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At September 30, 2023, we did not have any obligations to return securities received as collateral associated with our reverse repurchase agreements. We had obligations to return securities received as collateral associated with our reverse repurchase agreements at December 31, 2022 of $502,656 ($100,531 of which were with BUCKLER).
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Impairment of Assets
Impairment of available for sale securities was assessed at least on a quarterly basis and more frequently when economic or market concerns warranted such evaluation. An impairment was considered if we (1) intended to sell the available for sale securities, or (2) believed it was more likely than not that we were required to sell the securities before recovery (for example, because of liquidity requirements or contractual obligations) and a credit impairment existed where fair value was less than amortized cost. Impairment losses recognized established a new cost basis for the related available for sale securities.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

September 30, 2023	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$12,384,137	$—	$12,384,137
Derivatives	$—	$1,231,057	$—	$1,231,057
Liabilities at Fair Value:
Derivatives	$—	$—	$—	$—

December 31, 2022	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$8,198,591	$—	$8,198,591
Derivatives	$94	$984,362	$—	$984,456
Liabilities at Fair Value:
Derivatives	$516	$12,500	$—	$13,016
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2023 or for the year ended December 31, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Excluded from the tables above are financial instruments, including cash, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables, borrowings under repurchase agreements, net and obligations to return securities received as collateral, which are presented in our consolidated financial statements at cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at September 30, 2023 and December 31, 2022.
Note 5 - Investments in Securities
As of September 30, 2023 and December 31, 2022, our securities portfolio consisted of $12,384,137 and $8,198,591 of investment securities, at fair value, respectively. We also had $(413,906) and $777,469 of TBA Agency Securities, at fair value, which were reported at net carrying value of $11,284 and $(11,797), respectively, at September 30, 2023 and December 31, 2022. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at September 30, 2023 and December 31, 2022.

September 30, 2023	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Trading securities	$13,184,779	$13,127,896	$(743,759)	$—	$12,384,137
Total Agency Securities	$13,184,779	$13,127,896	$(743,759)	$—	$12,384,137

December 31, 2022	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Available for sale securities	$191,870	$199,472	$(11,527)	$—	$187,945
Trading securities	8,519,397	8,553,485	(543,207)	368	8,010,646
Total Agency Securities	$8,711,267	$8,752,957	$(554,734)	$368	$8,198,591

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables summarize the weighted average lives of our investments in securities at September 30, 2023 and December 31, 2022.

Weighted Average Life	Trading Securities
September 30, 2023	Fair Value	Amortized Cost
≥ 5 years	12,384,137	13,127,896
Totals	$12,384,137	$13,127,896

Weighted Average Life	Available for Sale Securities		Trading Securities
December 31, 2022	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$61	$64	$—	$—
≥ 1 year and < 3 years	2,390	2,525	—	—
≥ 3 years and < 5 years	11,541	12,171	—	—
≥ 5 years	173,953	184,712	8,010,646	8,553,485
Totals	$187,945	$199,472	$8,010,646	$8,553,485
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at September 30, 2023 and December 31, 2022 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
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
 Note 6 - Repurchase Agreements, net
At September 30, 2023, we had active MRAs with 38 counterparties and had $11,504,192 in outstanding borrowings with 18 of those counterparties. At December 31, 2022, we had MRAs with 38 counterparties and had $6,463,058 in outstanding borrowings with 16 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at September 30, 2023 and December 31, 2022. Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2023, the average haircut percentage was 2.73% compared to 3.85% at December 31, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

September 30, 2023	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
Agency Securities
≤ 30 days	$7,704,103	5.47%	15
> 30 days to ≤ 90 days	3,800,089	5.48%	36
Total or Weighted Average	$11,504,192	5.47%	22

December 31, 2022	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
Agency Securities
≤ 30 days (1)	$5,912,572	4.43%	15
> 30 days to ≤ 60 days	550,486	4.48%	34
Total or Weighted Average	$6,463,058	4.43%	16
(1)Net of reverse repurchase agreements of $704,276. Obligations to return securities received as collateral of $502,656 associated with the reverse repurchase agreements all matured in January 2023.
The following table presents information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at December 31, 2022. At September 30, 2023, we did not have any reverse repurchase agreements.

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
At September 30, 2023 and December 31, 2022, BUCKLER accounted for 50.1% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 9.5% and 12.9%, respectively, of our total stockholders' equity with a weighted average maturity of 19 days and 15 days, respectively, on repurchase agreements, net (see Note 14 - Related Party Transactions).
At September 30, 2023, we had 2 additional repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 15.9% of our repurchase agreement borrowings outstanding at September 30, 2023. At December 31, 2022, we had 3 additional repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 28.1% of our repurchase agreement borrowings at December 31, 2022.
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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at September 30, 2023 and December 31, 2022.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2023
Interest rate swap contracts (2)	$1,219,773	$—	$(1,112,429)	$107,344
TBA Agency Securities	11,284	—	(7,263)	4,021
Totals	$1,231,057	$—	$(1,119,692)	$111,365

December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $92,885 of centrally-cleared interest rate swap contracts.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and September 30, 2022.

	Income (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives	2023	2022	2023	2022
Interest rate swap contracts (1)	$262,057	$300,139	$335,587	$865,597
Futures contracts	2,227	81,563	(11,070)	83,716
TBA Agency Securities	26,858	(11,468)	26,415	(128,561)
Total Gain on Derivatives, net	$291,142	$370,234	$350,932	$820,752
(1)Includes $93,035 and $115,026 of centrally-cleared interest rate swap contracts for the three and nine months ended September 30, 2023.
The following tables present information about our derivatives at September 30, 2023 and December 31, 2022.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
September 30, 2023
< 3 years	$680,000	11	2.43%
≥ 3 years and < 5 years	1,629,000	46	1.60%
≥ 5 years and < 7 years	1,452,000	76	0.56%
≥ 7 years	4,575,000	103	2.24%
Total or Weighted Average (2)	$8,336,000	80	1.84%

December 31, 2022
< 3 years	$1,066,000	10	0.10%
≥ 3 years and < 5 years	1,182,000	50	0.63%
≥ 5 years and < 7 years	754,000	82	0.62%
≥ 7 years	3,348,000	99	0.96%
Total or Weighted Average (3)	$6,350,000	73	0.72%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $3,025,000 notional are SOFR based swaps, the last of which matures in 2033; and $5,311,000 notional are Fed Funds based swaps, the last of which matures in 2032. Of this amount, $2,825,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2033.
(3)Of this amount, $803,000 notional are SOFR based swaps, the last of which matures in 2032; and $5,547,000 notional are Fed Funds based swaps, the last of which matures in 2032.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
September 30, 2023
30 Year Short, 3.0%	$(500,000)	$(425,190)	$(413,906)
Total	$(500,000)	$(425,190)	$(413,906)

December 31, 2022
30 Year Long, 4.5%	$500,000	$489,805	$481,641
30 Year Long, 5.0%	300,000	300,164	295,828
Totals (1)	$800,000	$789,969	$777,469
(1) $400,000 notional were forward settling at December 31, 2022.
Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, plus brokerage commissions and other costs of capital raising. Amounts paid to shareholders to repurchase stock, before any brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At September 30, 2023, the average management fee rate, prior to management fees waived, was 0.93% based on gross equity raised of $4,235,238 and effectively a rate of 3.18% based on total stockholders' equity.
During the three and nine months ended September 30, 2023, and September 30, 2022 ACM voluntarily waived management fees of $1,650 and $4,950 and $1,950 and $5,850, respectively. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of September 30, 2023, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
Remainder of 2023	$9,816
2024	39,264
2025	39,264
2026	39,264
2027	39,264
2028	39,264
2029	39,264
Total	$245,400

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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2023 and December 31, 2022.
Nine putative class action lawsuits have been filed in connection with the tender offer (the “Tender Offer”) and merger (the “Merger”) for JAVELIN. The Tender Offer and Merger are collectively defined herein as the “Transactions.” All nine suits name ARMOUR, the previous members of JAVELIN’s board of directors prior to the Merger (of which eight are current members of ARMOUR’s board of directors) (the “Individual Defendants”) and JMI Acquisition Corporation (“Acquisition”) as defendants. Certain cases also name ACM and JAVELIN as additional defendants. The lawsuits were brought by purported holders of JAVELIN’s common stock, both individually and on behalf of a putative class of JAVELIN’s stockholders, alleging that the Individual Defendants breached their fiduciary duties owed to the plaintiffs and the putative class of JAVELIN stockholders, including claims that the Individual Defendants failed to properly value JAVELIN; failed to take steps to maximize the value of JAVELIN to its stockholders; ignored or failed to protect against conflicts of interest; failed to disclose material information about the Transactions; took steps to avoid competitive bidding and to give ARMOUR an unfair advantage by failing to adequately solicit other potential acquirors or alternative transactions; and erected unreasonable barriers to other third-party bidders. The suits also allege that ARMOUR, JAVELIN, ACM and Acquisition aided and abetted the alleged breaches of fiduciary duties by the Individual Defendants. The lawsuits seek equitable relief, including, among other relief, to enjoin consummation of the Transactions, or rescind or unwind the Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. The Court has deferred ruling on the Motion to Dismiss several times. On August 7, 2023, the Court issued an order deferring the entry of an Order of Dismissal until December 29, 2023, when it will review the status of the case.
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
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

based awards (collectively, “Awards”), subject to terms as provided in the Plan. In connection with the Reverse Stock Split, the number of shares of common stock issuable under the Plan was proportionately adjusted to 173 shares.
Transactions related to awards for the nine months ended September 30, 2023 are summarized below:

	September 30, 2023
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	114	$64.40
Granted (1)	260	$29.65
Vested	(56)	$48.22
Unvested RSU Awards Outstanding end of period	318	$38.81
(1)During the nine months ended September 30, 2023, 196 RSUs were granted to certain officers of ARMOUR and 64 RSUs were granted to the Board.
At September 30, 2023, there was approximately $12,319 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $38.81 per share), which we expect to recognize as an expense as follows: for the remainder of 2023 an expense of $957, in 2024 an expense of $3,626, and thereafter an expense of $7,736. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at September 30, 2023 and December 31, 2022.

Cumulative Distributions to Stockholders	September 30, 2023	December 31, 2022
Preferred dividends	$153,813	$144,827
Common stock dividends	2,004,713	1,847,534
Totals	$2,158,526	$1,992,361
Preferred Stock
At September 30, 2023 and December 31, 2022, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At September 30, 2023, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share are designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remain available for designation as future series.
At September 30, 2023 and December 31, 2022, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

aggregate. At September 30, 2023 and December 31, 2022, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. We did not sell any shares under the Preferred C ATM Sales Agreement during the nine months ended September 30, 2023. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 3,153 at September 30, 2023 and December 31, 2022.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the nine months ended September 30, 2023.
Common Stock
On August 29, 2023, we announced that our Board of Directors had approved the Reverse Stock Split. The Reverse Stock Split took effect at approximately 5:00 p.m. Eastern Time on September 29, 2023 (the “Effective Time”). At the Effective Time, every five issued and outstanding shares of common stock was converted into one share of common stock and the number of authorized shares of common stock was also reduced, on a one-for-five basis, from 450,000 to 90,000. The par value of each share of common stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split.
On February 14, 2023, we submitted Articles of Amendment with the State of Maryland to increase the number of authorized shares of common stock, from 60,000 shares to 90,000 shares. At September 30, 2023 and December 31, 2022, we were authorized to issue up to 90,000 and 60,000 shares of common stock, respectively, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 48,995 and 32,582 shares of common stock issued and outstanding at September 30, 2023 and December 31, 2022, respectively.
On May 14, 2021, we entered into an Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 3,400 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 5,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. On June 9, 2022, the 2021 Common stock ATM Sales Agreement was further amended to offer an additional 5,760 shares available for sale. On November 4, 2022, the Common stock ATM Sales Agreement was further amended to offer an additional 7,000 shares available for sale. On January 17, 2023, it was amended to add an additional 9,736 shares pursuant to the terms of the 2021 Common stock ATM Sales Agreement.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The 2021 Common stock ATM Sales Agreement relates to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provides that we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the 2021 Common stock ATM Sales Agreement. From January 2023 through July 2023, we sold 13,305 shares under this agreement for proceeds of $367,997, net of issuance costs and commissions of approximately $3,725. Those sales fully utilized the shares allocated to the 2021 Common stock ATM Sales Agreement, which has been completed. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
On July 26, 2023 we entered into a new Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent. During the nine months ended September 30, 2023, we sold 3,328 shares under this agreement for proceeds of $82,125, net of issuance costs and commissions of approximately $877.
During the nine months ended September 30, 2023, we issued 1 common share under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $26.
Common Stock Repurchase Program
 At September 30, 2023 and December 31, 2022, there were 1,082 and 1,346 authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). The Common Stock Repurchase Program authorization has been increased to 2,500 shares, effective October 30, 2023. During the three months ended September 30, 2023 we repurchased a total of 11 fractional shares for a cost of $233, in connection with the Reverse Stock Split. During the nine months ended September 30, 2023, we repurchased 264 common shares under this authorization for a cost of $6,609. Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Activities
The following tables present our equity transactions for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
September 30, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - July 12, 2023	13,305	$27.66	$367,997
2023 Common stock ATM Sales Agreement	July 26, 2023 - September 29, 2023	3,328	$24.67	$82,125
DRIP shares issued	July 25, 2023 - September 29, 2023	1	$23.82	$26
Common stock repurchased	March, May and September	(264)	$24.98	$(6,609)

December 31, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - December 21, 2022	14,008	$33.95	$475,537
Common stock repurchased	June, September and October	(296)	$25.95	$(7,664)
(1)Weighted average price
Dividends
On October 27, 2023, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid to holders of record on October 15, 2023. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable November 27, 2023 to holders of record on November 15, 2023 and payable December 27, 2023 to holders of record on December 15, 2023.
On October 30, 2023, a cash dividend of $0.40 per outstanding common share, or $19,730 in the aggregate, will be paid to holders of record on October 16, 2023. We have also declared a cash dividend of $0.40 per outstanding common share payable November 29, 2023 and December 28, 2023 to holders of record on November 15, 2023 and December 15, 2023, respectively.
The following table presents our Series C Preferred Stock dividend transactions for the nine months ended September 30, 2023.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2023	January 27, 2023	$0.14583	$998.5
February 15, 2023	February 27, 2023	$0.14583	998.5
March 15, 2023	March 27, 2023	$0.14583	998.5
April 15, 2023	April 27, 2023	$0.14583	998.5
May 15, 2023	May 30, 2023	$0.14583	998.5
June 15, 2023	June 27, 2023	$0.14583	998.5
July 15, 2023	July 27, 2023	$0.14583	998.5
August 15, 2023	August 28, 2023	$0.14583	998.5
September 15, 2023	September 27, 2023	$0.14583	998.5
Total dividends paid			$8,986.5

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our common stock dividend transactions for the nine months ended September 30, 2023.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2023	January 30, 2023	$0.50	$17,007
February 15, 2023	February 27, 2023	$0.50	19,471
March 15, 2023	March 28, 2023	$0.40	15,526
April 17, 2023	April 27, 2023	$0.40	15,788
May 15, 2023	May 30, 2023	$0.40	15,964
June 15, 2023	June 29, 2023	$0.40	16,585
July 17, 2023	July 28, 2023	$0.40	18,405
August 15, 2023	August 30, 2023	$0.40	19,123
September 15, 2023	September 28, 2023	$0.40	19,310
Total dividends paid			$157,179
Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Loss	$(179,168)	$(144,315)	$(167,565)	$(269,340)
Less: Preferred dividends	(2,995)	(2,995)	(8,986)	(8,986)
Net Loss related to common stockholders	$(182,163)	$(147,310)	$(176,551)	$(278,326)

Weighted average common shares outstanding – basic	46,506	24,650	41,089	21,752
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—	—
Weighted average common shares outstanding – diluted	46,506	24,650	41,089	21,752
For the three and nine months ended September 30, 2023 and September 30, 2022, 318 and 633, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Loss related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive loss and the shares used in calculating weighted average basic and diluted comprehensive loss per common share for the three and nine months ended September 30, 2023 and September 30, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive Loss	$(179,168)	$(152,715)	$(156,038)	$(390,928)
Less: Preferred dividends	(2,995)	(2,995)	(8,986)	(8,986)
Comprehensive Loss related to common stockholders	$(182,163)	$(155,710)	$(165,024)	$(399,914)
Comprehensive Loss per share related to common stockholders:
Basic	$(3.92)	$(6.32)	$(4.02)	$(18.38)
Diluted	$(3.92)	$(6.32)	$(4.02)	$(18.38)
Weighted average common shares outstanding:
Basic	46,506	24,650	41,089	21,752
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—	—
Diluted	46,506	24,650	41,089	21,752
For the three and nine months ended September 30, 2023 and September 30, 2022, 318 and 633, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Loss related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 13 - Income Taxes
The following table reconciles our GAAP net loss to estimated REIT taxable income (loss) for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net loss	$(179,168)	$(144,315)	$(167,565)	$(269,340)
Book to tax differences:
TRS (income) loss	(18)	12	(15)	5
Premium amortization expense	—	(2)	(1)	(80)
Agency Securities	468,280	514,483	505,573	1,017,894
U.S. Treasury Securities	(5,438)	15,951	(5,517)	128,321
Changes in interest rate contracts	(231,890)	(351,203)	(191,071)	(806,847)
Impairment losses on available for sale Agency Securities	—	4,183	—	4,183
Security Sales	—	—	7,471	7,501
Amortization of deferred hedging costs	(24,019)	(36,482)	(80,590)	(112,778)
Amortization of deferred Treasury Future gains	5,570	—	17,447	—
Other	495	625	1,274	1,785
Estimated REIT taxable income (loss)	$33,812	$3,252	$87,006	$(29,356)
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2023 and December 31, 2022, we had approximately $226,457 and $307,316, respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures contracts amortizing through the year 2033. At September 30, 2023, we had $257,341 of net operating loss carryforwards available for use indefinitely.

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
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2023 by approximately $339,726, or approximately $6.93 per common share (based on the 48,995 common shares then outstanding). State and federal tax returns for the years 2020 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and nine months ended September 30, 2023 and September 30, 2022 were $59,833 and $166,165 and $40,140 and $107,396, respectively.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

ACM has voluntarily waived a portion of its contractual management fee. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR (see Note 8 - Commitments and Contingencies).
The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
ARMOUR management fees	$9,704	$8,519	$28,309	$24,926
Less management fees waived	(1,650)	(1,950)	(4,950)	(5,850)
Total management fee expense	$8,054	$6,569	$23,359	$19,076
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three and nine months ended September 30, 2023 and September 30, 2022, we reimbursed ACM $82 and $487 and $194 and $431, respectively, for other expenses incurred on our behalf. In 2017, 2020, 2021 and 2022, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2017, 2020, 2021 and 2022, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $113 and $372 and $135 and $437 for the three and nine months ended September 30, 2023 and September 30, 2022, respectively.
BUCKLER
At September 30, 2023, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. The value of the investment was $487 at September 30, 2023 and $377 at December 31, 2022, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For each of the three and nine months ended September 30, 2023 and September 30, 2022, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum, which expired at the end of the first quarter of 2022.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

This arrangement replaced the prior $105.0 million subordinated loan, which was to mature on May 1, 2025. In March 2023, BUCKLER, at its option after obtaining regulatory approval, repaid all of the principal amount of the loan. The loan had a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the nine months ended September 30, 2023 the Company earned $973 of interest on this loan. For the three and nine months ended September 30, 2022, the Company earned $521 and $697, respectively, of interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the nine months ended September 30, 2023.
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 1,223 and 8,626 common shares for proceeds of $31,354 and $246,672, net of issuance costs and commissions of approximately $268 and $2,358 during the three and nine months ended September 30, 2023, respectively. We also repurchased 253 common shares under the current repurchase authorization which cost $6,376, including commissions of approximately $54, to BUCKLER during the nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, we sold 3,113 shares under the 2023 Common stock ATM Sales Agreement for proceeds of $77,092, net of issuance costs and commissions of approximately $661 to BUCKLER (see Note 10 - Stockholders' Equity).
The table below summarizes other transactions with BUCKLER for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

Transactions with BUCKLER	September 30, 2023	December 31, 2022
Repurchase agreements, net (1)	$5,767,098	$3,247,474
Collateral posted on repurchase agreements	$6,156,345	$3,920,706
Agency Securities Purchased	$233,048	$203,147
U.S. Treasury Securities Purchased	$155,857	$593,162
U.S. Treasury Securities Sold	$154,875	$814,265
(1)Interest on repurchase agreements, net was $72,206 and $180,555 and $21,423 and $28,918 for the three and nine months ended September 30, 2023 and September 30, 2022, respectively. See also, Note 6 - Repurchase Agreements, net for transactions with BUCKLER.
Note 15 - Subsequent Events
Except as disclosed above, no subsequent events were identified through the date of filing this Quarterly Report of Form 10-Q.

                                                       29
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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our one-for-five reverse stock split, which was effective September 29, 2023. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.
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
ARMOUR brings private capital into the mortgage markets to support home ownership for a broad and diverse spectrum of Americans. We seek to create shareholder value through thoughtful investment and risk management of a leveraged and diversified portfolio of MBS. We rely on the decades of experience of our management team for (i) MBS securities portfolio analysis and selection, (ii) access to equity capital and repurchase financing on potentially attractive rates and terms, and (iii) hedging and liquidity strategies to moderate interest rate and MBS price risk. We prioritize maintaining common share dividends appropriate for the intermediate term rather than focusing on short-term market fluctuations.

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
At September 30, 2023 and December 31, 2022, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist of fixed rate loans. From time to time we have also invested in U.S. Treasury Securities and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
On September 20, 2023, the Fed kept its target range for the Fed Funds Rate unchanged at 5.25% to 5.50%, which they had set on July 26, 2023. The Fed stated that they will continue to assess additional information and its implications for monetary policy. The Fed further stated that in determining the extent of additional policy firming that may be appropriate

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

to return inflation to 2% over time, the Fed will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
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
Federal Deposit Insurance Corporation ("FDIC") Actions
In March 2023, the FDIC placed into receivership Silicon Valley Bank and Signature Bank, the 16th and 29th largest banks in the U.S., respectively. As a result of the receivership, the FDIC acquired approximately $120 billion in securities, including approximately $60 billion of Agency MBS pass-through securities and $15 billion of Agency CMBS. The FDIC retained BlackRock Financial Market Advisory group to sell some of these assets through a gradual and orderly process, which commenced on April 18, 2023. As of September 30 2023, all Agency MBS pass-through securities acquired had been liquidated. Also as of September 30, 2023, approximately $1.5 billion of Agency CMBS had been liquidated, comprising all of the Agency CMBS that the FDIC plans to liquidate. As of October 12, 2023, the only remaining securitized asset left that is for sale but not yet liquidated by the FDIC is $2.1 billion of Collateralized Mortgage Obligations (CMOs), an asset class that is not part of ARMOUR’s portfolio holdings.
Since the FDIC has completed sales of all asset classes that are part of ARMOUR’s portfolio holdings and we have no current plans to expand ARMOUR’s portfolio holdings into CMOs, we do not expect to see any material impact on ARMOUR’s current portfolio from FDIC sales.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Below is the Fed's target range for the Fed Funds Rate at each Fed meeting where a change was made since September 2022.

Meeting Date	Lower Bound	Higher Bound
July 26, 2023	5.25%	5.50%
May 3, 2023	5.00%	5.25%
March 22, 2023	4.75%	5.00%
February 1, 2023	4.50%	4.75%
December 14, 2022	4.25%	4.50%
November 2, 2022	3.75%	4.00%
September 21, 2022	3.00%	3.25%
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
The following graph shows the effective Fed Funds Rate as compared to SOFR on a monthly basis from September 30, 2021 to September 30, 2023.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net Interest Income	$3,595	$29,645	$21,345	$96,015
Total Other Loss	(171,700)	(164,383)	(156,595)	(337,147)
Total Expenses after fees waived	(11,063)	(9,577)	(32,315)	(28,208)
Net Loss	$(179,168)	$(144,315)	$(167,565)	$(269,340)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	—	7,471	7,501
Reclassification adjustment for credit loss expense on available for sale Agency Securities	—	4,183	—	4,183
Net unrealized gain (loss) on available for sale Agency Securities	—	(12,583)	4,056	(133,272)
Other Comprehensive Income (Loss)	—	(8,400)	11,527	(121,588)
Comprehensive Income (Loss)	$(179,168)	$(152,715)	$(156,038)	$(390,928)
Net Loss for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 reflected interest income from a larger average securities portfolio, offset by higher interest rates applicable to repurchase agreements due to higher rates and the larger average securities portfolio, and lower income from our derivatives.
Net interest income is a function of both our securities portfolio size and net interest rate spread.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income	$153,636	$73,968	$406,706	$155,778
Interest Expense	(150,041)	(44,323)	(385,361)	(59,763)
Net Interest Income	$3,595	$29,645	$21,345	$96,015
•Our average securities portfolio, including TBA Agency Securities, increased 36.5% from $8,409,238 for the nine months ended September 30, 2022 to $11,480,443 for the nine months ended September 30, 2023 due to the repositioning of our securities portfolio.
•Our average securities portfolio yield increased 1.41% and our cost of funds increased 1.89% quarter over quarter.
•Our net interest rate spread decreased by 0.48% quarter over quarter.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table presents the components of the yield earned on our securities portfolio for the quarterly periods ended on the dates shown below:

	Asset Yield (1)	Net Cost of Funds (2)	Net Interest Margin	Interest Expense on Repurchase Agreements
September 30, 2023	4.65%	2.92%	1.73%	5.54%
June 30, 2023	4.24%	2.49%	1.75%	5.17%
March 31, 2023	3.77%	1.80%	1.97%	4.71%
December 31, 2022	3.25%	0.66%	2.59%	3.80%
September 2022	3.24%	1.03%	2.21%	2.30%
June 2022	2.88%	0.66%	2.22%	0.83%
March 2022	2.20%	0.42%	1.78%	0.17%
December 2021	2.15%	0.40%	1.75%	0.16%
September 2021	2.15%	0.45%	1.70%	0.17%
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	$—	$—	$(7,471)	$(7,501)
Credit loss expense	—	(4,183)	—	(4,183)
Loss on Agency Securities, trading	(468,280)	(514,483)	(505,573)	(1,017,894)
Gain (Loss) on U.S. Treasury Securities	5,438	(15,951)	5,517	(128,321)
Gain on derivatives, net	291,142	370,234	350,932	820,752
Total Other Loss	$(171,700)	$(164,383)	$(156,595)	$(337,147)
Three and Nine Months Ended September 30, 2023 vs. Three and Nine Months Ended September 30, 2022
•During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
•Loss on Agency Securities, trading, includes changes in fair value of the securities as well as the loss on sales. For the three and nine months ended September 30, 2023, the change in fair value of the securities was $(447,039) and $(200,921) compared to $(384,840) and $(703,772) for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, we sold $244,323 and $4,157,682 (including $96,490 of receivable for unsettled sales) of Agency Securities, trading, resulting in realized losses of $(21,241) and $(304,652). During the three and nine months ended September 30, 2022, we sold $1,193,322 and $3,539,302 of Agency Securities, trading (including $1,091,891 in receivables for unsettled sales) which resulted in losses of $(129,643) and $(314,122), respectively.
•Gain (Loss) on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the loss on sales. For the three and nine months ended September 30, 2023, the change in fair value of the securities was $2,391 and $7,859. For the three and nine months ended September 30, 2023, we sold short $491,750 and sold $(613,852) of U.S. Treasury Securities resulting in realized gain (loss) of $3,047 and $(2,342), respectively. For the three and nine months ended September 30, 2022, the change in fair value of the securities was $(1,328) and $(1,014). For the three and nine months ended September 30, 2022, we sold $1,133,515 and $4,065,900 of U.S. Treasury Securities resulting in losses of $(14,623) and $(127,307), respectively.
•Gain on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance increased from $6,350,000 at December 31, 2022 to $8,336,000 at September 30, 2023.
◦Our total TBA Agency Securities aggregate notional balance was $800,000 at December 31, 2022 and $(500,000) at September 30, 2023. The change in TBA prices resulted in gains (losses) of $26,858 and $26,415 and $(11,468) and $(128,561) for the three and nine months ended September 30, 2023 and September 30, 2022, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Expenses:
Management fees	$9,719	$8,534	$28,355	$24,971
Compensation	1,262	1,409	3,682	4,228
Other operating	1,732	1,584	5,228	4,859
Total Expenses	$12,713	$11,527	$37,265	$34,058
Less management fees waived	(1,650)	(1,950)	(4,950)	(5,850)
Total Expenses after fees waived	$11,063	$9,577	$32,315	$28,208
Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidate distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreased to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective average management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At September 30, 2023 and September 30, 2022, the effective management fee, prior to management fees waived, was 0.93% and 0.96% based on gross equity raised of $4,235,238 and $3,613,181, respectively. ACM began waiving 40% of its management fee during the second quarter of 2020 and on January 13, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,400 for the first quarter of 2021 and $800 per month thereafter. On April 20, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $2,100 for the second quarter of 2021 and $700 per month thereafter. On October 25, 2021, ACM notified ARMOUR that it intended to adjust the fee waiver from the rate of $700 per month to $650 per month, effective November 1, 2021, until further notice. On February 14, 2023, ACM notified ARMOUR that it intended to adjust the fee waiver to the rate of $1,650 for the first quarter of 2023 and $550 per month thereafter until ACM provides further notice to ARMOUR (see Note 8 - Commitments and Contingencies).
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2023 and December 31, 2022, we had approximately $226,457 and $307,316, respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures contracts amortizing through the year 2033. At September 30, 2023, we had $257,341 of net operating loss carryforwards available for use indefinitely. For 2023, we forecast that estimated ordinary REIT taxable income will be positive. This would likely result in Series C Preferred Stock dividends for 2023 being treated as fully taxable ordinary income. Common stock dividends for 2023 are expected to partially be treated as taxable ordinary income.
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
The tables below summarize certain characteristics of our investments in securities at September 30, 2023 and December 31, 2022.

September 30, 2023	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
3.0%	601,159	540,348	(41,628)	498,720	1.0%	335	4.2%
3.5%	1,199,320	1,175,271	(139,826)	1,035,445	5.3%	343	8.7%
4.0%	1,149,525	1,142,605	(115,276)	1,027,329	4.4%	344	8.6%
4.5%	1,289,449	1,284,342	(98,668)	1,185,674	6.5%	346	9.9%
5.0%	2,790,843	2,770,504	(130,515)	2,639,989	4.9%	351	22.1%
5.5%	3,328,905	3,343,543	(117,213)	3,226,330	5.7%	354	26.9%
6.0%	2,258,756	2,304,975	(71,091)	2,233,884	10.7%	352	18.6%
6.5%	54,023	55,415	(726)	54,689	23.7%	351	0.5%
Other Agency Securities
Agency CMBS	$512,799	$510,893	$(28,816)	$482,077	n/a	118	4.0%
Total Agency Securities	$13,184,779	$13,127,896	$(743,759)	$12,384,137			103.5%
TBA Agency Securities (2)
30 Year Short, 3.0%	$(500,000)	$(425,190)	$11,284	$(413,906)	n/a	n/a	(3.5)%
Totals	$12,684,779	$12,702,706	$(732,475)	$11,970,231			100.0%
(1)Weighted average CPR during the quarter for the securities owned at September 30, 2023. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $11,284, at September 30, 2023 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

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
The following tables summarize changes in our investments in securities as of September 30, 2023 and December 31, 2022, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
September 30, 2023
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Purchases (1)	—	9,660,195	619,373	491,750
Proceeds from sales	(189,931)	(4,061,192)	(613,852)	—
Receivable for unsettled sales	—	(96,490)	—	—
Principal repayments	(1,997)	(620,333)	—	—
Current gains (losses)	3,946	(522,908)	(5,394)	10,906
Accrued interest payable	—	—	—	3,418
Amortization:
Prior unrealized (gains) losses	110	17,335	5	—
Purchase premium	(72)	(3,117)	(132)	—
Balance, September 30, 2023	$—	$12,384,137	$—	—
Percentage of Portfolio	—%	100.00%	—%

December 31, 2022
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$—
Purchases (1)	—	11,809,926	4,820,464	—
Proceeds from sales	(988,728)	(5,360,328)	(4,876,767)	(494,797)
Principal repayments	(77,101)	(496,508)	—	—
Current losses	(122,917)	(980,365)	(144,918)	(7,859)
Credit loss expense	(4,183)	—	—	—
Accrued interest payable	—	—	—	(3,418)
Amortization:
Prior unrealized (gains) losses	(3,035)	33,699	509	—
Purchase (premium) discount	(3,937)	(14,453)	1,879	—
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Percentage of Portfolio	2.29%	97.71%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Fed Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 18 of which had open repurchase agreements with us at September 30, 2023 and December 31, 2022. We had outstanding balances under our repurchase agreements, net at September 30, 2023 and December 31, 2022 of $11,504,192 and $6,463,058, respectively, consistent with the increase in our MBS in our securities portfolio. At September 30, 2023 and December 31, 2022, BUCKLER accounted for 50.1% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 9.5% and

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

12.9%, respectively, of our total stockholders' equity with a weighted average maturity of 19 days and 15 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2023, the average haircut percentage was 2.73% compared to 3.85% at December 31, 2022.
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
We had contractual commitments under derivatives at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, we had derivatives with a net fair value of $1,231,057 and $971,440, respectively. The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at September 30, 2023 and December 31, 2022.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2023
Interest rate swap contracts (2)	$1,219,773	$—	$(1,112,429)	$107,344
TBA Agency Securities	11,284	—	(7,263)	4,021
Totals	$1,231,057	$—	$(1,119,692)	$111,365

December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $92,885 of centrally-cleared interest rate swap contracts.
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
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.

At September 30, 2023, we had interest rate swap contracts with an aggregate notional balance of $8,336,000, a weighted average swap rate of 1.84% and a weighted average term of 80 months. At December 31, 2022, we had interest rate swap contracts with an aggregate notional balance of $6,350,000, a weighted average swap rate of 0.72% and a weighted average term of 73 months. We also had TBA Agency Securities with an aggregate notional balance of $(500,000) and $800,000 at September 30, 2023 and December 31, 2022, respectively (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

Interest Swap Contracts	Nine Months Ended September 30, 2023	For the Year Ended December 31, 2022
Net Balance, beginning of period	$983,659	$180,476
Net interest rate swap contract payments paid (received)	(68,395)	17,027
Interest rate swap income accrued	290,380	107,269
Interest rate swap expense accrued	(132,466)	(54,049)
Current unrealized gains	321,804	677,865
Amortization of prior unrealized gains	(144,130)	122,101
Loss on early terminations	(31,079)	(67,030)
Net, Balance, end of period	$1,219,773	$983,659
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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains related to our derivatives of $291,142 and $350,932 and $370,234 and $820,752, for the three and nine months ended September 30, 2023 and September 30, 2022, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. During the nine months ended September 30, 2023, we entered into $2,825,000 notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At September 30, 2023, our liquidity totaled $499,046, consisting of $133,459 of cash plus $365,587 of unencumbered Agency Securities and U.S. government securities (including securities received as collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities. During the three and nine months ended September 30, 2023, we sold 7,628 and 16,633 shares under Common stock ATM Sales Agreements for proceeds of $191,439 and $450,122, net of issuance costs and commissions of approximately $1,927 and $4,602. During the three and nine months ended September 30, 2023, we repurchased 11 and 264 common shares under our current repurchase authorization for costs of $(233) and $(6,609) (refer to Note 10 to the consolidated financial statements). See Note 14 for additional discussion of transactions with BUCKLER.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At September 30, 2023 and December 31, 2022, we financed our securities portfolio with $11,504,192 and $6,463,058 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at September 30, 2023 and December 31, 2022, were 9.31:1 and 5.81:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 8.97:1 and 6.51:1 at September 30, 2023 and December 31, 2022, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 8.89:1 and 7.59:1 at September 30, 2023 and December 31, 2022, respectively.
Securities Portfolio Matters

	For the Nine Months Ended September 30,
	2023	2022
Securities purchased using proceeds from repurchase agreements and principal repayments	$10,279,568	$13,978,223
Average securities portfolio	$11,480,443	$8,409,238
Cash received from principal repayments on MBS	$622,330	$451,849
Net cash increase from repurchase agreements, net	$5,041,134	$4,302,029
Cash interest payments made on liabilities	$448,735	$68,016
Cash and cash collateral posted to counterparties provided by operating activities (1)	$72,472	$16,667
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2023 and September 30, 2022 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
ARMOUR management fees	$9,704	$8,519	$28,309	$24,926
Less management fees waived	(1,650)	(1,950)	(4,950)	(5,850)
Total management fee expense	$8,054	$6,569	$23,359	$19,076
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2023, there were 173 shares available for future issuance under the Plan.
At September 30, 2023, there was approximately $12,319 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $38.81 per share), which we expect to recognize as an expense as follows: for the remainder of 2023 an expense of $957, in 2024 an expense of $3,626, and thereafter an expense of $7,736. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,153 shares available under the Preferred C ATM Sales Agreement and 11,671 shares of common stock remain available under the 2023 Common stock ATM Sales Agreement (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.

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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three and nine months ended September 30, 2023, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $(0.94) per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.94 or less.
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
•the geopolitical situations as a result of the war in Ukraine or the conflicts in the Middle East may continue to adversely affect the U.S. economy, which may lead the Fed to take actions that may impact our business;
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

CFO	Chief Financial Officer of ARMOUR, James Mountain.
CME	Chicago Mercantile Exchange.
Co-CEOs	Co-Chief Executive Officers of ARMOUR, Jeffrey Zimmer and Scott Ulm.
Code	The Internal Revenue Code of 1986.
Common Stock Repurchase Program	ARMOUR's common stock repurchase program originally authorized by our Board on December 17, 2012, as amended from time to time.
COVID-19	The Coronavirus pandemic.
CPR	Constant prepayment rate.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
Fed Funds Rate	Federal Funds Effective Rate.
FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
GAAP	Accounting principles generally accepted in the United States of America.
Ginnie Mae	The Government National Mortgage Administration.
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

Reverse Stock Split	The one-for-five reverse stock split which was effective September 29, 2023.
SEC	The Securities and Exchange Commission.
SOFR	Secured overnight funding rate. A measure of the cost of borrowing cash overnight collateralized by U.S. Treasury Securities.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
ARMOUR Residential REIT, Inc.

We seek to create shareholder value through thoughtful investment and risk management of a leveraged and diversified portfolio of MBS. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2023 and December 31, 2022. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
September 30, 2023
1.00%	(1.59)%	(1.81)%	(19.07)%
0.50%	(0.80)%	(0.87)%	(9.23)%
(0.50)%	0.81%	0.75%	7.87%
(1.00)%	1.63%	1.28%	13.50%

December 31, 2022
1.00%	2.81%	(1.60)%	(13.54)%
0.50%	1.41%	(0.76)%	(6.39)%
(0.50)%	(1.42)%	0.60%	5.08%
(1.00)%	(2.87)%	0.98%	8.31%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our shareholders' equity as of September 30, 2023 and December 31, 2022. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	September 30, 2023		December 31, 2022
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.49)%	(14.38)%	(1.54)%	(12.39)%
+10 BPS	(0.59)%	(5.75)%	(0.61)%	(4.96)%
-10 BPS	0.59%	5.75%	0.61%	4.96%
-25 BPS	1.49%	14.38%	1.54%	12.39%

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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter that ended on September 30, 2023. Based on their participation in that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our Co-CEOs and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table presents information regarding our repurchases made during the three months ended September 30, 2023 (in thousands, except per share price). In the four business days prior to and after the announcement of our stock repurchase program (the "Common Stock Repurchase Program") there were no purchases or sales by any directors or officers of common stock.

Period	Class of Shares	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)	Total Number of Shares Purchased on the Open Market
July 1, 2023 through July 31, 2023	Common	—	$—	—	1,093	—
August 1, 2023 through August 31, 2023	Common	—	$—	—	1,093	—
September 1, 2023 through September 30, 2023	Common	(11)	$21.13	(11)	1,082	(11)
Totals		(11)		(11)		(11)
(1)All shares were repurchased pursuant to the Common Stock Repurchase Program (see Note 10 to the consolidated financial statements).
(2)Weighted average share price, including fees and commissions.
(3)The Board increased the repurchase authorization under the Common Stock Repurchase Program to 1,800 shares on June 4, 2019. At September 30, 2023 there were 1,082 authorized shares remaining under the current Common Stock Repurchase Program. The Common Stock Repurchase Program authorization has been increased to 2,500 shares, effective October 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 5. Other Information
2023 Common stock ATM Sales Agreement
On October 25, 2023, ARMOUR entered into Amendment No. 1 (the "Sales Agreement Amendment") pursuant to which ARMOUR added StockBlock Securities LLC ("StockBlock") to the Equity Sales Agreement, dated July 26, 2023 (the “Sales Agreement” and, as amended by the Sales Agreement Amendment, the "Amended Sales Agreement"), with BUCKLER, an affiliate of the Company, JonesTrading Institutional Services LLC (“JonesTrading”), JMP Securities LLC (“JMP Securities”), Ladenburg Thalmann & Co. Inc. (“Ladenburg Thalmann”) and B. Riley Securities, Inc. (“B. Riley Securities,” and together with BUCKLER, JonesTrading, JMP Securities, Ladenburg Thalmann and StockBlock, the “Agents”), as sales agents, and ACM. The purpose of the Sales Agreement Amendment was to add StockBlock as a party to the Sales Agreement.
The Amended Sales Agreement relates to an “at the market offering” program (the “Offering”) and the shares of common stock to be sold in the Offering will be issued pursuant to a prospectus supplement (the “ATM Prospectus Supplement”) filed with the Securities and Exchange Commission on October 25, 2023, in connection with the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-253311). ARMOUR originally established the equity sales program on July 26, 2023 when it entered into the Sales Agreement, and filed a related prospectus supplement. The ATM Prospectus Supplement amends and restates in its entirety such related prospectus supplement and the common stock to which the ATM Prospectus Supplement relates is offered pursuant to the terms of the Amended Sales Agreement. As previously disclosed, on September 29, 2023, the Company effected the Reverse Stock Split. The Amended Sales Agreement and ATM Prospectus Supplement proportionally adjust the number of unsold shares offered under the Amended Sales Agreement and reflect all share numbers on a post-reverse split basis. Accordingly, in accordance with the terms of the Amended Sales Agreement, ARMOUR may, from time to time, propose to the Agents to the Amended Sales Agreement to issue and sell up to 11,671,257 shares of ARMOUR’s common stock through or to such designated Agents.
The Sales Agreement Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Sales Agreement Amendment and the transactions contemplated thereby is qualified in its entirety by reference to Exhibit 10.2.
This Item 5 disclosure shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.
Common Stock Repurchase Program
On October 24, 2023, ARMOUR’s board of directors authorized an increase to the Common Stock Repurchase Program to authorize the Company to repurchase up to an aggregate of 2,500 shares of the Company’s outstanding common stock, par value $0.001 per share, effective October 30, 2023. The Company’s previous repurchase authorization was established in June 2019. Under that authorization, the Company has repurchased approximately 718 shares of common stock through September 30, 2023.
Under the Common Stock Repurchase Program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a trading plan separately adopted in the future, or by other means, in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Common Stock Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including, but not limited to, the market price of ARMOUR’s stock, general market and economic conditions, and applicable legal requirements.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

10.1
Equity Sales Agreement, dated July 26, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 10.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on July 26, 2023).

10.2
Amendment No. 1, dated October 25, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc. and StockBlock Securities LLC.

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

October 25, 2023	ARMOUR RESIDENTIAL REIT, INC.

/s/ James R. Mountain
James R. Mountain
Chief Financial Officer, Duly Authorized Officer and Principal Financial Officer