Form 10-K
period 2023-12-31
Armour Residential REIT, Inc.
filed 2024-03-15
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐       Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
On June 30, 2023, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $1,094,476,261 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of March 14, 2024 was 48,749,890.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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
ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission ("SEC") (which registration the Company provides notice of to the state of Florida), (see Note 8 and Note 14 to the consolidated financial statements). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes (See Real Estate Investment Trust Requirements section below).
All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our Reverse Stock Split. Interest earned/paid on cash collateral posted/held on interest rate swap contracts was reclassified from Interest Income to Gain (loss) on derivatives, net, in the consolidated financial statements to conform to current presentation. No other reclassifications have been made to previously reported amounts.
Strategies
ARMOUR brings private capital into the mortgage markets to support home ownership for a broad and diverse spectrum of Americans. We seek to create stockholder value through thoughtful investment and risk management of a leveraged and diversified portfolio of MBS. We rely on the decades of experience of our management team for (i) MBS securities portfolio analysis and selection, (ii) access to equity capital and repurchase financing on potentially attractive rates and terms, and (iii) hedging and liquidity strategies to moderate interest rate and MBS price risk. We prioritize maintaining common share dividends appropriate for the intermediate term rather than focusing on short-term market fluctuations.

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
Assets
At December 31, 2023 and December 31, 2022, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist of fixed rate loans. From time to time we also invest in U.S. Treasury Securities and money market instruments subject to certain income tests we must satisfy for our qualification as a REIT.
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

ARMOUR Residential REIT, Inc.
Business (continued)

depending on market conditions. In addition, certain of our MRAs and ISDAs contain a restriction that prohibits our leverage from exceeding twelve times our total stockholders’ equity as well as termination events in the case of significant reductions in equity capital.
Hedging
We use derivatives in the normal course of our business to reduce the impact of interest rate fluctuations on our cost of funding consistent with our REIT tax requirements. These techniques primarily consist of entering into interest rate swap contracts, basis swap contracts and swaptions and purchasing or selling futures contracts and may also include entering into interest rate cap or floor agreements, purchasing put and call options on securities or futures contracts, or entering into forward rate agreements. Although we are not legally limited, we intend to limit our use of derivative instruments to only those techniques described above and to enter into derivative transactions only with counterparties that we believe have a strong credit rating to help limit the risk of counterparty default or insolvency. These transactions are not entered into for speculative purposes.
Our hedging activities are designed so that changes in the fair values of our derivatives will tend to offset changes in the fair values of our MBS. The actual extent of such offset will depend on the relative size of our derivative portfolio in relation to our MBS and the actual correlation of changes.
While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our securities portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our securities portfolio. For GAAP purposes, all changes in the fair value of our derivatives currently flow through earnings. Changes in the fair value of our legacy Agency MBS portfolio, that was designated as available for sale historically, were recognized in other comprehensive income. Therefore, historical earnings reported in accordance with GAAP have fluctuated even in situations where our derivatives were operating as intended. Currently, all of our Agency MBS portfolio is designated as trading securities and changes in the fair values of our derivatives and Agency MBS flow through earnings together. Accordingly, our results of operations will not be subject to the additional fluctuations caused by the previous differences in mark-to-market accounting treatments. Comparisons with companies that use hedge accounting for all or part of their derivative activities may not be meaningful.
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
The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2023, December 31, 2022 and December 31, 2021, the effective management fee rate, prior to management fees waived, was 0.93%, 0.95% and 0.98% based on gross equity raised of $4,231,965, $3,787,042 and $3,313,937 and effectively a rate of 3.09%, 3.53% and 3.43% based on total stockholders' equity, respectively.

ARMOUR Residential REIT, Inc.
Business (continued)

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
During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, ACM voluntarily waived management fees of $6,600 and $7,800 and $8,600, respectively (see Note 8 to the consolidated financial statements). The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of December 31, 2023, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
2024	39,240
2025	39,240
2026	39,240
2027	39,240
2028	39,240
2029	39,240
Total	$235,440
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
Environmental, Social and Governance Initiatives

ARMOUR is committed to best practices in our environmental, social and governance ("ESG") policies. We have incorporated many ESG principles into our corporate culture over time in growing the Company. We understand that ESG practices can create value by improving the environment and the lives of ACM's employees, our stockholders, our business partners, and the community and we recognize that understanding our efforts on ESG practices is increasingly important to those key relationships. ARMOUR’s Nominating and Corporate Governance Committee has primary oversight of our efforts in ESG policies, activities, and communications. We

ARMOUR Residential REIT, Inc.
Business (continued)

assess our practices with a goal of meeting or exceeding industry and peer standards. We continually seek opportunities to enhance the communities where we operate through corporate giving, employee volunteering, human capital development, and environmental sustainability programs. We continue to evaluate relevant corporate sustainability reporting frameworks with a goal of adopting and implementing best practices in our reporting framework.
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
ACM has established an Information Technology Steering Committee (the "ITSC”) to help mitigate technology risks including cybersecurity. One of the roles of the ITSC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
In addition, our Audit Committee periodically monitors and oversees our information and cybersecurity risks including reviewing and approving any information and cybersecurity policies, procedures and resources, and reviewing our information and cybersecurity risk assessment, detection, protection, and mitigation systems.
Funding Activities
If ACM and the Board determine that additional funding is advisable, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods. In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any

ARMOUR Residential REIT, Inc.
Business (continued)

time. At December 31, 2023, there were 41,201 authorized shares of common stock and 43,153 authorized shares of preferred stock, respectively, available for issuance. At December 31, 2023, there were 2,287 authorized shares of common stock remaining available for repurchase under our Common Stock Repurchase Program and 2,000 authorized shares of Series C Preferred Stock available for repurchase under our Series C Preferred Stock Repurchase Program.
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
In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to timely distribute, with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy these requirements, we presently intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of MGCL and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common and preferred stock which represented non-taxable return of capital was 47.5% in 2023, 100.0% in 2022 and 100.0% in 2021.
At December 31, 2023, we had approximately $(247,349) in tax deductible expense relating to previously terminated interest rate swap, treasury futures contracts and treasury shorts amortizing through the year 2033.
Investment Company Act of 1940 Exclusion
We conduct our business so as not to become regulated as an investment company under the 1940 Act. We rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC. To qualify for this exclusion, we must invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” or “qualifying real estate interests” and at least 80% of our assets in qualifying real estate interests and “real estate related assets.” In satisfying this 55% requirement we treat MBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool (“whole pool” securities) as qualifying real estate interests. We currently treat MBS in which we hold less than all of the certificates issued by the pool (“partial pool” securities) as real estate related assets and not qualifying real estate interests. Our business would be materially and adversely affected if we fail to qualify for an exclusion from regulation under the 1940 Act. See General risks common to ARMOUR and our peer mortgage REITs in Item 1A. Risk Factors of this Form 10-K for further discussion.

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
Competition
Our success depends, in large part, on our ability to acquire assets with favorable margins over our borrowing costs. In acquiring MBS, we compete with numerous mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Additional firms in the marketplace may increase competition for the available supply of mortgage assets suitable for purchase and could adversely affect the availability and cost of our financing. Some of these organizations have greater financial resources than we do, access to lower costs of capital than we do and lower cost structures than we have. Accordingly, those competitors may be able to generate higher total economic returns and/or accept lower returns on their investments. Some of these entities may not be subject to the same regulatory constraints that we are (i.e., REIT compliance or maintaining an exclusion under the 1940 Act).
Corporate Information
We are managed by ACM pursuant to a management agreement between ARMOUR and ACM. We do not have any employees. As of December 31, 2023, ACM had 22 employees that provide services to us.
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

Index To Item 1A. Risk Factors
Page
Risk Factor Summary	8
ARMOUR’s MBS investments rely heavily on financial leverage, magnifying our interest rate and spread risks	8
ARMOUR actively issues new shares and redeems outstanding shares of its common and preferred stock	8
ARMOUR is externally managed by ACM	8
We and equity analysts consider Distributable Earnings as a measure of ARMOUR’s investment performance	9
Our affiliate BUCKLER is our largest financing counterparty and placement agent under our ATM program	9
General risks common to ARMOUR and our peer mortgage REITs	9

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Risk Factor Summary
ARMOUR’s MBS investments rely heavily on financial leverage, magnifying our interest rate and spread risks:
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
•As compared to our common stock equity of $1,100,009 at December 31, 2023, the fair value of our interest rate swaps was $870,560, which represents forecasts of future net swap coupon amounts. We have received this fair value in cash from our counterparties due to variation margin requirements in our swap contracts. We have used that cash in our investment and liquidity management and reported an offsetting liability. Periodic net swap coupon amounts are largely offset by corresponding changes in swap fair values and related variation margin payments. As a result, net swap coupon amounts have little current impact on our investment returns, financial position or results of operations. Interest rate swaps primarily affect our exposure to future changes in forward interest rates;
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
ARMOUR actively issues new shares and redeems outstanding shares of its common stock:
•We have issued and may in the future issue shares of our common stock in “at the market” offerings or underwritten “block” offerings, which may adversely impact the market price of our stock and dilute existing stockholders;
•Paying dividends that exceed our total economic return, and repurchasing or redeeming common stock reduces our capital base and increases our expense ratio and potentially limits our ability to invest in, finance and hedge our MBS portfolio;
•We may issue stock when investment opportunities are relatively less attractive;
•We may repurchase our common stock at prices below book value, to the potential disadvantage of selling stockholders; and
•Significant changes in the number of shares outstanding over time complicate the understanding of periodic per share calculations.
ARMOUR is externally managed by ACM:
•There are potential conflicts of interest in our relationship with ACM and its affiliates, including BUCKLER, which could result in decisions that are not in the best interests of our stockholders;
•ACM may terminate the management agreement for any reason without incurring a termination fee. If ACM ceases to be our manager, it may constitute an event of default under our financing arrangements;
•ACM’s liability is contractually limited and we have agreed to indemnify ACM;
•ACM is not precluded from serving our competitors or pursuing competing businesses;
•Reductions in our total stockholders’ equity have not reduced our management fee expense. ACM’s contractual management fee is calculated using the contractually defined base “gross equity raised,” which substantially exceeds total stockholders’ equity determined under GAAP. As a result, ACM’s annualized contractual management fee rate as of December 31, 2023 equaled 3.09% of total stockholders’ equity;

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

•ACM has voluntarily waived a portion of its contractual management fee. ACM has reduced and may further reduce the amount of or discontinue entirely its voluntary waiver without our consent; and
•Through December 31, 2029, the Company is obliged to pay contractual management fees totaling approximately $235,440 based on gross equity raised as of December 31, 2023. ARMOUR may terminate the agreement without cause only under limited circumstances, which include a termination fee equal to four times the prior 12 months' contractual management fee. The management agreement automatically renews to December 31, 2034 unless the Company gives ACM written notice of non-renewal on or before July 3, 2029 as the result of either (i) a vote of two-thirds of our independent directors or (ii) a vote of a majority of the shares of common stock outstanding (other than shares held by ACM or its affiliates). The Board of Directors has extended and may further extend the management agreement without stockholder approval.
We and equity analysts consider Distributable Earnings as a measure of ARMOUR’s investment performance:
•Distributable Earnings is a non-GAAP measure which excludes gains and losses in portfolio value, which makes Distributable Earnings more stable from month to month but also makes it an imperfect measure of our overall financial performance as compared to total comprehensive income (loss) computed in accordance with GAAP. Our Board of Directors considers Distributable Earnings among other factors when declaring dividends on our common stock. Since 2010, ARMOUR has distributed common stock dividends totaling approximately $1,993,110 while incurring cumulative total comprehensive (loss) attributable to common stockholders of $(1,052,585). Such losses include approximately $(622,300) in 2013, $(539,942) in the first quarter of 2020 and $(399,914) in the first three quarters of 2022; and
•Distributable Earnings may cause ACM to make portfolio decisions that may accelerate the realization of losses and delay the realization of gains, which may not maximize our risk-adjusted returns.
Our affiliate BUCKLER is our largest financing counterparty and placement agent under our ATM program:
•We hold a 10.8% equity ownership in BUCKLER and a subordinated loan agreement up to $200,000, which qualifies as regulatory capital;
•BUCKLER relies primarily on bilateral and triparty repurchase agreement funding through the FICC. If BUCKLER became unable to access these facilities, our own funding could become more difficult and more expensive. We maintain repurchase relationships with other counterparties which may reduce this risk;
•BUCKLER has acted as placement agent for 71% of the shares of common stock that ARMOUR has issued through its ATM programs in 2023;
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
General risks common to ARMOUR and our peer mortgage REITs:
•Making attractive portfolio investments, obtain financing and hedge risks consistent with our strategy;
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
It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of a pandemic such as COVID-19, epidemic disease, warfare (including the war between Russia and Ukraine as well as the hostilities in the Middle East), economic and international trade conflicts or sanctions, the change in the political makeup of the U.S. Congress, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.
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
In an effort to tame rising inflation levels, the Fed aggressively increased the Federal Funds Rate from a target range of 0.25% to 0.50% in the first quarter of 2022 and continued increases through July 2023, ending the fourth quarter of 2023 with a target range of 5.25% to 5.50% as set in July 2023. In addition, the Fed’s quantitative tightening policies included reducing its holdings of agency mortgage-backed securities and U.S. Treasuries, creating net supply in the market. The combination of these actions resulted in short and long-term interest rates increasing throughout most of 2023. The U.S. 10 year Treasury rose by over 100 basis points from the start of the year to late October, negatively impacting the market value of our investments, while the rise in short-term rates increased our borrowing costs. From late October to the end of 2023, as the Fed communicated that they would pivot to rate cuts in 2024. Long-term interest rates declined, with the U.S. 10 year Treasury decreasing by more than 100 basis points during such period.
The fair value of our interest rate swaps represents forecasted future net swap coupon amounts. The fair value of these positions has already been included in total comprehensive income and total stockholders’ equity. It has been received by us in cash through variation margin payments made by our counterparties, which we recognize as a liability. Both the asset and liability will ultimately go to zero. This exact path of this inevitable decline is uncertain and will depend on future changes in interest rates and other factors.
At December 31, 2023, the aggregate fair value of our interest rate swaps was $870,560, which compares to the amount of our equity attributable to our common stock of $1,100,009. The fair value of our interest rate

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

swaps represents forecasted present values of future net swap coupon amounts. Variation margin provisions in our swap contracts require our counterparties to post to us cash collateral equal to that fair value. We have used that cash collateral to collateralize or reduce our repurchase financing balances, to acquire additional Agency Securities or to increase our cash liquidity. Future changes in forward interest rates are the primary determining factor in the economic and aggregate financial reporting impact of our swaps on our investment returns, financial position and results of operations.
Periodic net swap coupon receipts and payments were forecasted to arrive at the estimated fair values of our swaps. Accordingly, amounts reported as the periodic net coupon effect of our interest rate swaps largely represent values that were previously recognized elsewhere in total comprehensive income. Periodic net swap coupon amounts are largely offset by corresponding adjustments in the fair values of the swaps, which are concurrently reported in total comprehensive income and total stockholders’ equity, resulting in a relatively minor aggregate impact. When considered with the variation margin requirements, periodic net swap coupon amounts have relatively little practical impact on our current investment, financing or liquidity positions.
Terminating interest rate swaps would merely result in the offsetting of our recognized interest rate swap asset and obligation to return cash collateral posted. Termination would have little practical effect on our current investment, financing or liquidity positions. Terminating or entering into new swaps changes our exposure to future interest rate changes.
The fair value of our swap positions will ultimately go to zero over their remaining terms, which averaged 68 months as of December 31, 2023. The rate and exact path of this inevitable decline is uncertain and will depend on future changes in expected forward interest rates and other factors. These factors will also drive the future amounts of net swap receipts or payments and corresponding future fair values and variation margin amounts. We also may terminate swaps before their maturity and receive or make final settlement payments based on the estimated fair value of the swap at the time of termination.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2023 and December 31, 2022, BUCKLER accounted for 48.4% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 8.1% and 12.9%, respectively, of our total stockholders' equity (see Note 14 to the consolidated financial statements).
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
We experience prepayments on our Agency Securities every month and the speed of prepayments varies widely from month to month and across individual Agency Securities. Factors driving prepayment speeds include the rate of new and existing home sales, the level of borrower refinancing activities and the frequency of borrower defaults. Such factors are themselves influenced by government monetary, fiscal and regulatory policies and

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

general economic conditions such as the level of and trends in interest rates, gross domestic product, employment and consumer confidence. Prepayment expectations are an integral part of pricing Agency Securities in the marketplace. Volatility in actual prepayment speeds creates volatility in the amount of premium amortization we recognize. Higher speeds reduce our interest income and lower speeds increase our interest income.
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
ARMOUR actively issues new shares of its common stock:
We have issued and may in the future issue shares of our common stock in “at the market” offerings or underwritten “block” offerings, which may adversely impact the market price of our stock and result in dilution to existing stockholders.
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
We consider the potential dilution of existing stockholders as part of our decision to issue new shares. ARMOUR’s board of directors has authorized our CEO to issue new common shares where the net proceeds to the Company, after fees and expenses, represents at least 93.5% of our most recent estimate of ARMOUR’s book value per common share. We endeavor to achieve net proceeds representing a higher percentage. For 2023, we realized net proceeds that averaged approximately 98% of recently estimated book value, resulting in an aggregate dollar dilution of $7,802. We also consider the favorable impact to existing stockholders of spreading administrative and operating expenses over an increased number of common shares.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

The following tables illustrate these denominator effects for ARMOUR for 2023 and 2022.

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	December 31, 2023 (1)
Comprehensive Income (loss) available (related) to common stockholders	$(22,827)	$39,966	$(182,163)	$96,646	$(68,378)
Weighted average common shares outstanding	36,917	40,076	46,506	49,185	43,054
Comprehensive Income (loss) per common share	$(0.60)	$1.00	$(3.92)	$1.96	$(1.59)

Beginning Book Value per Common Share	$28.90	$27.20	$26.90	$21.73	$28.90
Comprehensive Income (loss) per common share	(0.60)	1.00	(3.92)	1.96	(1.59)
Dividends Declared per common Share	(1.40)	(1.20)	(1.20)	(1.20)	(5.00)
Accretive (Dilutive) Effect of Capital Activity	0.30	(0.10)	(0.05)	0.05	0.23
Ending Book Value per Common Share	$27.20	$26.90	$21.73	$22.54	$22.54

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	December 31, 2022 (1)
Comprehensive Income (loss) available (related) to common stockholders	$(147,967)	$(96,237)	$(155,710)	$39,502	$(360,412)
Weighted average common shares outstanding	19,245	21,303	24,650	29,169	23,594
Comprehensive Income (loss) per common share	$(7.70)	$(4.50)	$(6.30)	$1.35	$(15.28)

Beginning Book Value per Common Share	$51.65	$42.40	$36.25	$29.15	$51.65
Comprehensive Income (loss) per common share	(7.70)	(4.50)	(6.30)	1.35	(15.28)
Dividends Declared per common Share	(1.50)	(1.50)	(1.50)	(1.50)	(6.00)
Accretive (Dilutive) Effect of Capital Activity	(0.05)	(0.15)	0.70	(0.10)	(1.47)
Ending Book Value per Common Share	$42.40	$36.25	$29.15	$28.90	$28.90
(1) Per shares amounts are not intended to be added across periods under GAAP. In this illustration, comprehensive loss per common share for the year ended December 31, 2023 and December 31, 2022, is $(0.03) and $1.87 per share, respectively (lower) higher than the algebraic sum of corresponding amounts for the four individual quarters of the year. Similarly, the (dilutive) accretive effect of our capital activity is $(0.03) and $1.87 per common share, respectively (larger) smaller when calculated on an annual basis as compared to the algebraic sum of the individual quarterly calculations.
The denominator effect is also present when aggregating days into a month or months into a quarter for purposes of per share calculations. Accordingly, the attributed accretion or dilution we report for a quarter or longer period may not be fully representative of the daily results of our capital activities.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

provisions of our articles of incorporation and by-laws and accordingly may not be liable to us in such circumstances.
There are potential conflicts of interest with current and future investment entities affiliated with ACM.
There are potential conflicts of interest in allocating investment opportunities among us and other funds, investment vehicles and ventures which ACM and its affiliates may in the future form or sponsor, which additional investment vehicles and ventures may have overlapping objectives with us and therefore may compete with us for investment opportunities and ACM resources. ACM has an allocation policy that addresses the manner in which investment opportunities are allocated among the various entities and strategies for which they provide investment management services. However, we cannot assure you that ACM will always allocate every investment opportunity in a manner that is advantageous for us; indeed, we may expect that the allocation of investment opportunities will at times result in our receiving only a portion of, or none of, certain investment opportunities.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

assets from ACM or its affiliates or make co-purchases alongside ACM or its affiliates. These transactions may not be the result of arm’s length negotiations and may involve conflicts between our interests and the interests of ACM and/or its affiliates in obtaining favorable terms and conditions.
ACM's management fees are calculated based on our gross equity raised and not on our performance. Gross equity raised substantially exceeds total stockholders' equity determined in accordance with GAAP and management fee expenses do not decline with reductions in our total stockholders' equity. As a result, ACM's annualized contractual management fee rate as of December 31, 2023, equaled 3.09% of stockholders' equity.
The management agreement entitles ACM to receive a management fee payable monthly in arrears calculated based on gross equity raised (see Note 8 and Note 14 to the consolidated financial statements). The annualized management fee rate is (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase common and preferred stock, before deduction of brokerage commissions and costs, reduce gross equity raised. Dividends specifically designated by the Board as liquidation dividends reduce the amount of gross equity raised. To date the Board has made no such specific designation of any of the dividends paid by the Company. Pursuant to prior versions of the management agreement, gross equity raised was reduced by $123,199 to reflect dividends paid in in excess of taxable income prior to January 1, 2016. Regular dividends (including those treated as a return of capital for tax purposes on or after January 1, 2016) and investment losses do not reduce gross equity raised. Investment gains and net income do not increase gross equity raised. Accordingly, we have experienced and may continue to experience reductions in our total stockholders’ equity without a commensurate reduction in management fee expense.
At December 31, 2023 gross equity raised totaled $4,231,965 resulting in an effective contractual management fee rate, prior to management fees waived, of 0.93% of that base. The resulting annualized contractual management fee of $39,240 represents 3.09% of the Company’s total stockholders’ equity determined in accordance with GAAP of $1,271,184 at December 31, 2023.
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
ACM began waiving 40% of its management fee beginning with the second quarter of 2020. ACM reduced the fee waiver to the rate of $7,800 for the year ended December 31, 2022. For the year ended December 31, 2023 ACM adjusted the fee waiver rate to $1,650 for the first quarter of 2023 and $550 per month thereafter until further notice (see Note 8 to the consolidated financial statements). ACM may prospectively further reduce the amount of or discontinue entirely its voluntary fee waiver at its sole discretion and without requiring our consent.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

The termination of the management agreement may be difficult and costly.
We may not terminate our management agreement with ACM before December 31, 2029, except for cause or in connection with the liquidation of ARMOUR or certain business combination transactions. For the period from January 1, 2024 through December 31, 2029, ARMOUR is obliged to pay contractual management fees totaling approximately $235,440 based on gross equity raised as of December 31, 2023, the date of the most recent management contract extension.
The term “cause” is limited to those circumstances described in the management agreement with ACM and generally includes a final court determination of material breach of the management agreement, willful misconduct, gross negligence or fraud. Upon a termination by us in connection with the liquidation of ARMOUR or certain business combination transactions the management agreement provides that ARMOUR will pay ACM a termination payment equal to four times the contractual base management fee payable to ACM in the preceding full 12 months, calculated as of the effective date of the termination of the agreement. ACM's voluntary fee waiver does not reduce the amount of such termination payment. The contractual management fee payable to ACM for the 12 months ended December 31, 2023, was $38,121. The contractually required termination payment would increase the effective cost to us to terminate the management agreement in connection with the liquidation of ARMOUR or certain business combinations and adversely affect ARMOUR's attractiveness as a potential business combination target.
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
The current term of our management agreement with ACM extends through December 31, 2029. This management agreement will automatically renew for an additional five-year term to December 31, 2034 unless ARMOUR gives ACM written notice of non-renewal on or before July 3, 2029. Such non-renewal notice requires either two-thirds of our independent directors or holders of a majority of the common stock outstanding to find that (i) there has been unsatisfactory performance by ACM that is materially detrimental to ARMOUR or (ii) that the compensation to ACM is unfair, in which case ACM may endeavor to renegotiate such compensation on terms agreeable to two-thirds of the independent directors. The term of the management agreement and automatic renewals thereof may limit ARMOUR’s ability to cancel or modify the agreement to address changing circumstances.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
The following table illustrates the relationship between Distributable Earnings and net interest income and total comprehensive income for the year ended December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Net Interest Income	$27,109	$107,664
TBA Drop Income	6,088	24,661
Net interest income on derivatives	219,710	53,067
Total Expenses after fees waived	(43,551)	(37,833)
Distributable Earnings	$209,356	$147,559

Total Comprehensive Loss	$(56,396)	$(348,430)
Items Excluded From Distributable Earnings:
Loss on MBS	$78,018	$1,107,465
Loss on U.S. Treasury Securities	43,098	152,777
(Gain) loss on TBA Securities, less TBA Drop Income	(17,918)	162,313
Amortization of prior unrealized net gains	170,364	90,928
Unrealized gain on interest rate swaps	(41,195)	(922,066)
Futures contracts loss (gain)	33,385	(95,428)
Add back excluded net losses	$265,752	$495,989
Distributable Earnings	$209,356	$147,559
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
At December 31, 2023, BUCKLER provided approximately $4,667,483, or 48.4% of ARMOUR’s repurchase financing. BUCKLER is subject to various broker-dealer regulations. BUCKLER’s failure to comply with these regulations and facilitate attractive repurchase financing and its ability to conduct business with third parties could adversely affect ARMOUR’s funding costs, “haircuts” and/or counterparty exposure. We cannot guarantee that BUCKLER will be able to provide repurchase financing on more attractive terms in the future.
We hold a 10.8% equity ownership interest in BUCKLER and additionally, provided BUCKLER with $200 million in additional regulatory capital.
The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship, and funding commitment) compared to other suitable repurchase financing counterparties. To facilitate this, ARMOUR holds a 10.8% equity ownership interest in BUCKLER and has committed to provide on demand a subordinated loan to BUCKLER in an amount up to $200 million. The commitment extends through March 20, 2026, and is collateralized by Agency and/or U.S. Treasury Securities owned by ARMOUR and pledged to BUCKLER. The commitment is treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the securities to secure its own borrowings (see Note 14 to the consolidated financial statements).
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
ARMOUR continues to maintain active repurchase financing arrangements with numerous other counterparties with the intention of reducing our risk of relying primarily on BUCKLER. At December 31, 2023, we had repurchase borrowings from 14 different counterparties including BUCKLER. However, there can be no assurance as to the availability, terms, or cost of additional repurchase financing that might be available from other counterparties if we needed to replace BUCKLER’s financing capacity, particularly on short notice or during times of market distress.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

BUCKLER is the primary placement agent for ARMOUR's common share ATM Programs.
BUCKLER has acted as placement agent for 71% of the shares of common stock that ARMOUR has issued through its ATM programs in 2023. BUCKLER’s commission rate for these placements has been lower than the commission rates of other placement agents involved in our ATM program. Placement commissions represent a significant contribution to BUCKLER profitability. If BUCKLER became unable to participate in our ATM program, our placement costs would increase. If we reduce the volume of ATM placements with BUCKLER, its profitability may be adversely affected.
BUCKLER may pursue business opportunities with third parties.
So long as we are providing BUCKLER with additional regulatory capital, our independent directors must approve, in their sole discretion, any third-party business engaged by BUCKLER. However, we cannot guarantee that BUCKLER’s pursuit of business with third parties will not incur losses for us or that BUCKLER will be able to continue to provide us with attractive repurchase financing.
There are potential conflicts of interest in our relationship with ACM and its affiliates, including BUCKLER, which could result in decisions that are not in the best interests of our stockholders.
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
General risks common to ARMOUR and our peer mortgage REITs:
We operate in a highly competitive market for investment opportunities and related financing and competition may limit our ability and financing to acquire desirable investments in our target assets or obtain necessary financing and could also affect the pricing of these assets and cost of funds.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
All of our repurchase financing has daily collateral maintenance requirements, and a substantial portion of our MBS is pledged as collateral. These collateral requirements are monitored by our counterparties and we may be required to post additional collateral when the value of our posted collateral declines. We attempt to mitigate this risk by moderating the amount of our financial leverage, monitoring collateral maintenance requirements, timely calling for collateral (or a return of collateral) from our counterparties, and maintaining reserve liquidity in the form of cash or unpledged Agency Securities that are widely acceptable as collateral. By concentrating our investments in more liquid Agency Securities, we also seek to be able to quickly sell positions and reduce our financial leverage if necessary.
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
Historically, we have primarily used bilateral interest rate swaps that were privately negotiated with counterparties. Under the Dodd-Frank Act, certain swaps are required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. As more swap transactions are being executed through clearing facilities, our ability to enter into new bilateral swaps is waning. We have begun using exchange -traded futures contracts and cleared swaps in place of bilateral swaps. While these contracts are more liquid than bilateral swaps, they also may require substantially higher initial margin deposits. For example, longer tenor

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

cleared swaps may require initial margin deposits currently as high as 4.7% of the notional swap amount. Higher initial margin requirements will increase our need for liquidity.
We may change our target assets, financing and investment strategies and operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.
We may change our target assets financing strategy and investment strategies at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. Our Board also determines our operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, financing strategy, investment strategies and operational policies may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our stock and our ability to make distributions to our stockholders.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset undistributed taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(13,819), $(15,605), $(732,478), and $(496,265) will be available to offset future capital gains realized in 2024, 2026, 2027 and 2028 respectively. Any capital loss carry forward that we have not used to offset undistributed otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Capital loss carry forwards totaling $(1,057,560) expired unused in 2023 and prior years because we did not generate enough taxable net capital gains during that period relative to our level of distributions. Our current practice of declaring dividends based on non-GAAP Distributable Earnings increases the likelihood that net capital gains realized will be treated as distributed in the year realized. In the absence of offsetting net capital loss carry forward amounts, we will be

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.
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
Risks related to rights to take action against directors and officers under Maryland law
The rights of our stockholders to take action against our directors and officers are limited under Maryland law. Accordingly, this could limit the recourse of a stockholder in the event the Company or ACM take actions which the stockholder considers to be not in their best interests.

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.
We rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To qualify for the exclusion, we make investments so that at least 55% of the assets we own consist of “qualifying assets” and so that at least 80% of the assets we own consist of qualifying assets and other real estate related assets. We generally expect that our investments in our target assets will be treated as either qualifying assets or real estate related assets under Section 3(c)(5)(C) of the 1940 Act in a manner consistent with SEC staff no-action letters. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency Securities that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act. The SEC staff has not issued guidance with respect to whole pool Credit Risk and Non-Agency Securities. Accordingly, based on our own judgment and analysis of the SEC’s pronouncements with respect to agency whole pool certificates, we may also treat Credit Risk and Non-Agency Securities issued with respect to an underlying pool of mortgage loans in which we hold all the certificates issued by the pool as qualifying assets. We invest at least 55% of our assets in whole pool Agency Securities that constitute qualifying assets in accordance with SEC staff guidance and at least 80% of our assets in qualifying assets plus other real estate related assets. Other real estate related assets would consist primarily of Agency Securities that are not whole pools, such as CMOs and CMBS. As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. These restrictions could also result in our holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor our portfolio for compliance with the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We have very broad investment strategies, and our Board will not approve each investment and financing decision made by ACM.
We are authorized to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. ACM is authorized to invest and obtain financing on our behalf within these strategies. Our Board periodically reviews our investment strategies and our investment portfolio but does not, and is not required to, review all our investments on an individual basis or in advance. In conducting periodic reviews, our Board relies primarily on information provided to it by ACM. Furthermore, ACM may use complex strategies and transactions that may be costly, difficult, or impossible to unwind if our Board determines that they are not consistent with our investment strategies. In addition, because ACM has a certain amount of discretion in investment, financing and hedging decisions, ACM’s decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition, and results of operations.
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
Our Board of Directors considers Distributable Earnings when determining the level of dividends on our common stock. Distributable Earnings tends to be more stable over time and this practice is designed to increase the stability of our common stock dividend from month to month. However, Distributable Earnings excludes gains and losses in portfolio value that are reflected in total comprehensive income (loss) computed in accordance with GAAP. These differences cause us to distribute common stock dividends that differ from our total economic return. Since 2010, ARMOUR has distributed common stock dividends totaling approximately $1,993,110 while incurring cumulative total comprehensive (loss) attributable to common stockholders of $(1,052,585). Such losses include approximately $(622,300) in 2013 and $(539,942) in the first quarter of 2020 and $(399,914) in the first three quarters of 2022.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
Stock markets are subject to significant price fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors. Possible exogenous incidents and trends may also impact the capital markets generally and our common stock prices specifically. For example, the ongoing war between Russia and Ukraine and resulting economic sanctions imposed by many countries on Russia, as well as the recent outbreak of hostilities in the Middle East, have led to disruption, instability and volatility in the U.S. and global markets and industries and are expected to have a negative impact on the U.S. and broader global economies. The timing of your purchase and sale of our common stock relative to fluctuations in its trading price may result in you losing a significant portion of your investment.
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

ARMOUR Residential REIT, Inc.
Item 1B. Unresolved Staff Comments

None.

ARMOUR Residential REIT, Inc.
Item 1C. Cybersecurity

Risk Management
We recognize the importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the integrity and confidentiality of our data. ACM has established an Information Technology Steering Committee (the "ITSC”) to help mitigate technology risks including those relating to cybersecurity. One of the roles of the ITSC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third-party service providers to conduct periodic penetration testing, advise on current best practices and review policies and procedures.
Third-party Service Providers
The ITSC engages with external experts, including cybersecurity assessors and consultants in evaluating and testing our cyber risk systems. These engagements enable leveraging specialized knowledge and provides insight to attempt to ensure the cybersecurity strategies and processes are industry best practices. Our collaboration with these third-party service providers includes regular audits, threat assessments, and consultation on security enhancements.
Because of the risks associated with third-party service providers, the ITSC has implemented processes to oversee and manage these risks. Security assessments of key third-party providers are performed before engagement with ongoing monitoring performed to attempt to ensure compliance with cybersecurity standards. The monitoring includes quarterly assessments by the ITSC. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
Risks from Cybersecurity Threats
We rely on our financial, accounting and other data processing systems. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance. See General risks common to ARMOUR and our peer mortgage REITs—We are highly dependent on information and communications systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and negatively affect the market price of our common stock and our ability to distribute dividends in Item 1A. Risk Factors of this Form 10-K for further discussion.
Governance
Our Board is aware of the critical nature of managing risks associated with cybersecurity threats and has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats. Our Audit Committee periodically monitors and oversees our information and cybersecurity risks including reviewing and approving any information and cybersecurity policies, procedures and resources, and reviewing our information and cybersecurity risk assessment, detection, protection, and mitigation systems.

ARMOUR Residential REIT, Inc.
Cybersecurity (continued)

Management’s Role
The ITSC and the Chief Executive Officer (“CEO") play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to our scheduled meetings, the Audit Committee, ITSC and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, attempting to ensure the Board’s oversight is proactive and responsive. The Audit Committee provides the guidance that attempts to ensure cybersecurity considerations are integrated into the broader operating environment. The Audit Committee conducts an annual review of the company’s cybersecurity position and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and attempting to ensure the alignment of cybersecurity efforts with the overall risk management framework.
Risk Management Personnel
Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with the ITSC. This committee consists of the Chief Technology Officer ("CTO"), IT Systems Administrator, Chief Investment Officer, VP of Finance, Treasurer and Controller and the CFO. Our CTO has over a twenty years of experience with cybersecurity, and our IT Systems Administrator has cybersecurity experience and certifications. All ACM employees are required to complete monthly cybersecurity trainings. Our ITSC oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our cybersecurity training procedures.
Monitoring
The ITSC is informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques by our CTO. Information technology subscriptions and cybersecurity updates are reviewed regularly by our CTO and continuing education in the cybersecurity field is ongoing. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The ITSC implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the ITSC is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Reporting
The ITSC regularly informs the CEO of all known aspects related to cybersecurity risks and incidents. This attempts to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing ARMOUR. Furthermore, significant cybersecurity matters are escalated to the Board, so that the Board can provide guidance on critical cybersecurity issues.

ARMOUR Residential REIT, Inc.

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
ARMOUR Residential REIT, Inc.

Stock Symbols and Holders of Common Equity
Our 7.00% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), and our common stock are currently listed on the NYSE under the symbols “ARR-PRC” and “ARR,” respectively. On March 14, 2024, the closing per share price of our common stock as reported on the NYSE was $18.72.
As of March 14, 2024, we had 149 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.
Common Stock Repurchase Program
Issuer Purchases of Equity Securities
The following table presents information regarding our common stock repurchases made during the three months ended December 31, 2023 (in thousands, except per share price).

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
October 1, 2023 - October 31, 2023	(98)	$14.65	(98)	2,402
November 1, 2023 - November 30, 2023	(115)	$16.33	(115)	2,287
December 1, 2023 - December 31, 2023	—		—	—
Total	(213)		(213)	2,287
(1)All shares were repurchased pursuant to our stock repurchase program (the "Common Stock Repurchase Program") (see Note 10 to the consolidated financial statements).
(2)Weighted average share price, including fees and commissions.
(3)The Board authorized the Common Stock Repurchase Program, which was announced on December 17, 2012, to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock. The Board subsequently amended the repurchase authorization from (a) $100 million shares to 50,000 shares (such number not reflecting the Company's one-for-eight reverse stock split of its common stock or the Reverse Stock Split), (b) to 9,000 shares effective in connection with the Company's one-for-eight reverse stock split of its common stock, (c) back up to 9,000 shares (1,800 as adjusted for the Reverse Stock Split) and (d) most recently, up to 2,500 (on a post-Reverse Stock Split basis) effective October 30, 2023. At December 31, 2023 there were 2,287 authorized shares remaining under the current Common Stock Repurchase Program.
Dividend Policy
We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. For the year ended December 31, 2023, we paid full cumulative dividends on our preferred stock.
For historical information on the frequency and amount of cash dividends paid to the holders of shares of our preferred stock and common stock see Note 10 to the consolidated financial statements.

ARMOUR Residential REIT, Inc.
Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities (continued)

Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $216,224 and dividend payments to preferred stockholders were $11,982 for the year ended December 31, 2023. Our estimated REIT taxable income available to pay dividends was $124,717 for the year ended December 31, 2023. Dividends in excess of REIT taxable income for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 47.5% in 2023, 100.0% in 2022 and 100.0% in 2021.

ARMOUR Residential REIT, Inc.
Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities (continued)

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2018, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Return
250
200
150
100
50
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
NAREIT Mortgage REIT Index
S&P 500 Index
ARMOUR Residential REIT

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
ARMOUR Residential REIT	$100.00	$97.96	$65.38	$66.15	$45.13	$38.18
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
NAREIT Mortgage REIT Index	$100.00	$121.33	$98.56	$113.97	$83.64	$96.48
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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our Reverse Stock Split, which was effective September 29, 2023. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.
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
ARMOUR brings private capital into the mortgage markets to support home ownership for a broad and diverse spectrum of Americans. We seek to create stockholder value through thoughtful investment and risk management of a leveraged and diversified portfolio of MBS. We rely on the decades of experience of our management team for (i) MBS securities portfolio analysis and selection, (ii) access to equity capital and repurchase financing on potentially attractive rates and terms, and (iii) hedging and liquidity strategies to moderate interest rate and MBS price risk. We prioritize maintaining common share dividends appropriate for the intermediate term rather than focusing on short-term market fluctuations.

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

At December 31, 2023 and December 31, 2022, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist of fixed rate loans. From time to time we have also invested in U.S. Treasury Securities and money market instruments.
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
On December 13, 2023, the Fed kept its target range for the Federal Funds Rate unchanged at 5.25% to 5.50%, which they had set on July 26, 2023 and maintained on September 20, 2023. The Fed stated that they will continue to assess additional information and its implications for monetary policy. The Fed further stated that in determining the extent of additional policy adjustments that may be appropriate to return inflation to 2% over time, the Fed will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
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
Our borrowings in the repurchase market have closely tracked the Federal Funds Rate, and SOFR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest spread and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase as a result, our net interest spread and the value of our securities portfolio might suffer as a result. Our derivatives are either Federal Funds Rate or SOFR-based interest rate swap contracts (see Note 7 to the consolidated financial statements).
The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from December 31, 2021 to December 31, 2023.

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
Results of Operations

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Net Interest Income	27,109	107,664	73,369
Total Other Loss	(51,481)	(299,761)	(23,091)
Total Expenses after fees waived	(43,551)	(37,833)	(34,915)
Net Income (Loss)	$(67,923)	$(229,930)	$15,363
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	7,471	7,452	(10,952)
Reclassification adjustment for Impairment losses on available for sale Agency Securities	—	4,183	—
Net unrealized gain (loss) on available for sale Agency Securities	4,056	(130,135)	(61,106)
Other comprehensive income (loss)	$11,527	$(118,500)	$(72,058)
Comprehensive Loss	$(56,396)	$(348,430)	$(56,695)
Net loss for the years ended December 31, 2023 and December 31, 2022 reflects interest income from a larger average securities portfolio as well as net gain on our derivatives offset by losses on Agency Securities and U.S. Treasury Securities and higher interest costs for repurchase financing. Net income for the year ended December 31, 2021 reflects interest income from a smaller average securities portfolio than 2022 as well as gains (losses) on our Agency Securities and the net gains on our derivatives.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Net interest income is a function of the size of and yield earned from our investment portfolio and the size of and cost of our repurchase and other financing costs.

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest Income	$552,903	$228,432	$80,478
Interest Expense	(525,794)	(120,768)	(7,109)
Net Interest Income	$27,109	$107,664	$73,369
We have made changes to the presentation of certain information related to net interest income, including Net Interest Margin, beginning in the fourth quarter of 2023. The changes in presentation are detailed in the below tables. These changes were the result of matters discussed under Item 9B - Other Information, in which we concluded that our prior presentation of Net Interest Margin is a non-GAAP financial measure. As a result of these changes, the Net Interest Margin information presented prior to the fourth quarter of 2023 is not comparable to the items shown in the table below. The following table details the factors impacting our net interest income for the year ended December 31, 2023.

For the Year Ended December 31, 2023:	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$546,246	$11,381,637	4.80%
Cash Equivalents & Treasury Securities	5,684	159,112	3.57%
Subordinated Loan to BUCKLER	973	22,726	4.28%
Total Interest Income/Average Interest Earning Assets	$552,903	$11,563,475	4.78%

Interest-bearing Liabilities:
Repurchase Agreements	$(506,242)	$9,580,996	(5.28)%
Treasury Securities Sold Short	(19,552)	432,922	(4.52)%
Total Interest Expense/Average Interest Bearing Liabilities	$(525,794)	$10,013,918	(5.25)%
Net Interest Income/Net Interest Spread	$27,109		(0.47)%
Net Yield on Interest Earning Assets			0.23%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table details the factors impacting our net interest income for the year ended December 31, 2022.

For the Year Ended December 31, 2022:	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$211,378	$7,245,174	2.92%
Cash Equivalents & Treasury Securities	15,456	940,545	1.64%
Subordinated Loan to BUCKLER	1,598	105,000	1.52%
Total Interest Income/Average Interest Earning Assets	$228,432	$8,290,719	2.76%

Interest-bearing Liabilities:
Repurchase Agreements	$(117,577)	$6,463,109	(1.82)%
Treasury Securities Sold Short	(3,191)	84,020	(3.80)%
Total Interest Expense/Average Interest Bearing Liabilities	$(120,768)	$6,547,129	(1.84)%
Net Interest Income/Net Interest Spread	$107,664		0.91%
Net Yield on Interest Earning Assets			1.30%
The following table details the factors impacting our net interest income for the year ended December 31, 2021.

For the Year Ended December 31, 2021:	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$79,806	$4,041,888	1.97%
Cash Equivalents & Treasury Securities	602	398,740	0.15%
Subordinated Loan to BUCKLER	70	105,000	0.07%
Total Interest Income/Average Interest Earning Assets	$80,478	$4,545,628	1.77%

Interest-bearing Liabilities:
Repurchase Agreements	(7,022)	3,816,450	(0.18)%
Treasury Securities Sold Short	(87)	32,484	(0.27)%
Total Interest Expense/Average Interest Bearing Liabilities	$(7,109)	$3,848,934	(0.18)%
Net Interest Income/Net Interest Spread	$73,369		1.59%
Net Yield on Interest Earning Assets			1.61%

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
10%
5%
0%
10 Yr Treasury Rate
5%
4.5%
4%
3.5%
3%
2.5%
2%
1.5%
1%
0.5%
0%
Dec-21
Mar-22
Jun-22
Sept-22
Dec-22
Mar-23
Jun-23
Sept-23
Dec-23
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

Other Income (Loss)

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Other Income (Loss):
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	$(7,471)	$(7,452)	$10,952
Impairment losses on available for sale Agency Securities	—	(4,183)	—
Loss on Agency Securities, trading	(52,665)	(946,666)	(77,145)
Loss on U.S. Treasury Securities	(43,093)	(152,268)	(9,391)
Gain on derivatives, net	51,748	810,808	52,493
Total Other Loss	$(51,481)	$(299,761)	$(23,091)
Year Ended December 31, 2023 vs. Year Ended December 31, 2022:
•During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

•Loss on Agency Securities, trading, includes changes in fair value of the securities as well as the loss on sales. For the year ended December 31, 2023, the change in fair value of the securities was $419,213, due to the change in interest rates and mortgage spreads. For the year ended December 31, 2023, we sold $6,100,661 of these securities, resulting in realized losses of $(471,878). The change in fair value of the securities was $(489,316) for the year ended December 31, 2022. For the year ended December 31, 2022, we sold $5,360,328 of these securities which resulted in a loss of $(457,350).
•Loss on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the loss on sales. During the year ended December 31, 2023, the change in fair value of the securities was $(16,496). For the year ended December 31, 2023, we sold short $651,621 and sold $618,520 of U.S. Treasury Securities resulting in a realized loss of $(26,597). The change in fair value of the securities was $(7,705) for the year ended December 31, 2022. Sales of U.S. Treasury Securities were $5,374,982 for the year ended December 31, 2022 resulting in realized loss of $(144,563).
•Gain on derivatives, net resulted from a combination of the following:
▪Interest rate swap contracts' aggregate notional balance was $6,786,000 at December 31, 2023 and $6,350,000 at December 31, 2022.
▪Our total TBA Agency Securities aggregate notional balance was $300,000 at December 31, 2023 and $800,000 at December 31, 2022.
Year Ended December 31, 2022 vs. Year Ended December 31, 2021:
•Gain (loss) on Agency Securities, available for sale, resulted from the proceeds from sales of Agency Securities during the year ended December 31, 2022 of $988,728 compared to $167,202 during the year ended December 31, 2021.
•During the year ended December 31, 2022, we evaluated our available for sale securities to determine if the available for sale securities in an unrealized loss position were impaired. During the third quarter of 2022, we recognized an impairment of $4,183 in our consolidated statements of operations and comprehensive income (loss), as we had decided to sell certain available for sale securities before they recovered in value. No impairment was required for the year ended December 31, 2021.
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
•Loss on U.S. Treasury Securities resulted from the change in fair value of the securities as well as gains on sales during the year ended December 31, 2022. The change in fair value of the securities was $(7,705) for the year ended December 31, 2022. For the year ended December 31, 2022, we sold short $494,797 and sold $4,876,767 of these securities which resulted in a realized loss of $(144,563). The change in fair value of the securities was $154 for the year ended December 31, 2021. Sales of U.S. Treasury Securities were $389,586 for the year ended December 31, 2021 resulting in realized gain of $9,209.
•Gain on derivatives, net resulted from a combination of the following:

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

▪Interest rate swap contracts' aggregate notional balance was $6,350,000 at December 31, 2022 and $7,210,000 at December 31, 2021.
▪Our total TBA Agency Securities aggregate notional balance was $800,000 at December 31, 2022 and $4,500,000 at December 31, 2021.

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Expenses:
Management fees	$38,188	$33,774	$31,108
Compensation	4,944	5,485	6,614
Other Operating	7,019	6,374	5,793
Total Expenses	$50,151	$45,633	$43,515
Less management fees waived	(6,600)	(7,800)	(8,600)
Total Expenses after fees waived	$43,551	$37,833	$34,915
Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2023, December 31, 2022 and December 31, 2021, the effective management fee, prior to management fees waived was 0.93%, 0.95% and 0.98% based on gross equity raised of $4,231,965, $3,787,042 and $3,313,937, respectively. During the years ended December 31, 2023, December 31, 2022 and December 31, 2021 ACM voluntarily waived management fees of $6,600, $7,800 and $8,600 respectively (see Note 8 to the consolidated financial statements).
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
Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2023 and at December 31, 2022, we had approximately $(247,349) and $(307,316), respectively, in tax deductible expense relating to previously terminated interest rate swap and treasury futures contracts amortizing through the years 2033 and 2032, respectively. At December 31, 2023, we had $257,341 of net operating loss carryforwards available for use indefinitely. Series C Preferred Stock dividends for 2023 will be treated 100.00% as fully taxable ordinary income. Common stock dividends for 2023 will be treated 52.54% as taxable ordinary income and 47.46% as non-taxable return of capital.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners (see Note 12 to the consolidated financial statements).
Financial Condition
Investment In Securities
Our securities portfolio consists of Agency Securities backed by fixed rate home loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments, subject to certain income tests we must satisfy for our qualification as a REIT. Our TBA Agency Securities are reported at net carrying value and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

TBA Agency Securities:
We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. TBA Agency Securities are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered pursuant to the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis as they can be used to establish and finance portfolio positions in Agency Securities
The tables below summarize certain characteristics of our investments in securities at December 31, 2023 and December 31, 2022.

December 31, 2023	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
3.5%	1,181,289	1,157,554	(70,416)	1,087,138	3.7%	340	9.5%
4.0%	1,130,222	1,123,331	(49,895)	1,073,436	4.5%	341	9.4
4.5%	1,054,481	1,045,143	(21,283)	1,023,860	3.8%	343	8.9
5.0%	1,620,054	1,609,875	(1,517)	1,608,358	4.0%	347	14.0
5.5%	3,280,469	3,294,740	10,566	3,305,306	4.3%	351	28.8
6.0%	2,416,172	2,458,340	2,515	2,460,855	5.3%	350	21.5
6.5%	52,896	54,259	566	54,825	6.0%	348	0.4
Other Agency Securities
Agency CMBS	$542,578	$540,138	$5,838	$545,976	n/a	115	4.8
Total Agency Securities	$11,278,161	$11,283,380	$(123,626)	$11,159,754	4.2%	336	97.3%
TBA Agency Securities:
30 Year Long, 6.0% (2)	300,000	303,223	1,816	305,039	n/a	n/a	2.7
Total Investments in Securities	$11,578,161	$11,586,603	$(121,810)	$11,464,793	n/a	n/a	100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2023. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $1,816, at December 31, 2023 and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

December 31, 2022	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≤ 180 months
2.5% to 6.0%	$14,264	$14,760	$(768)	$13,992	1.3%	111	0.2%
Agency Fixed Rates ≥ 181 months
2.0%	390,154	397,483	(74,778)	322,705	7.3%	336	3.6
2.5%	608,261	645,600	(119,925)	525,675	8.3%	331	5.9
3.0%	969,166	973,560	(120,174)	853,386	3.9%	349	9.5
3.5%	1,229,970	1,212,939	(91,395)	1,121,544	3.4%	352	12.5
4.0%	1,217,621	1,219,805	(72,499)	1,147,306	3.8%	352	12.8
4.5%	1,509,102	1,510,336	(52,439)	1,457,897	4.4%	350	16.2
5.0%	1,733,644	1,730,097	(17,792)	1,712,305	4.6%	356	19.0
5.5%	1,039,085	1,048,377	(4,596)	1,043,781	—%	357	11.6
Total Agency Securities	$8,711,267	$8,752,957	$(554,366)	$8,198,591	4.0%	351	91.3%
TBA Agency Securities:
30 Year (2)
4.5%	$500,000	$489,805	$(8,164)	$481,641	n/a	n/a	5.4
5.0%	$300,000	$300,164	$(4,336)	$295,828	n/a	n/a	3.3
Total TBA Agency Securities	$800,000	$789,969	$(12,500)	$777,469	n/a	n/a	8.7%
Total Investments in Securities	$9,511,267	$9,542,926	$(566,866)	$8,976,060			100.0%
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following tables summarize our investment in securities and collateral sold as of December 31, 2023 and December 31, 2022, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
December 31, 2023
Balance, December 31, 2022	$187,944	$8,010,647	$—	(506,074)
Purchases (1)	—	10,106,910	624,039	841,709
Proceeds from sales	(189,931)	(6,100,661)	(618,520)	(651,621)
Principal repayments	(1,997)	(801,161)	—	—
Current gains (losses)	3,946	(81,964)	(5,393)	(37,705)
Change in accrued interest payable	—	—	—	(1,631)
Amortization:
Prior unrealized (gains) losses	110	29,299	5	—
Purchase premium	(72)	(3,316)	(131)	—
Balance, December 31, 2023	$—	$11,159,754	$—	$(355,322)
Percentage of Portfolio	—%	100.00%	—%

December 31, 2022
Balance, December 31, 2021	$1,387,845	$3,018,676	$198,833	$—
Purchases (1)	—	11,809,926	4,820,464	—
Proceeds from sales	(988,728)	(5,360,328)	(4,876,767)	(494,797)
Principal repayments	(77,101)	(496,508)	—	—
Current losses	(122,917)	(980,365)	(144,918)	(7,859)
Credit loss expense	(4,183)	—	—	—
Change in accrued interest payable	—	—	—	(3,418)
Amortization:
Prior unrealized (gains) losses	(3,035)	33,699	509	—
Purchase (premium) discount	(3,937)	(14,453)	1,879	—
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Percentage of Portfolio	2.29%	97.71%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 14 of which had open repurchase agreements with us at December 31, 2023 and 16 of which had open repurchases agreements with us at December 31, 2022. We had outstanding balances under our repurchase agreements, net at December 31, 2023 of $9,647,982 (net of reverse repurchase agreements of $353,937). We had outstanding balances under our repurchase agreements, net at December 31, 2022 of $6,463,058 (net of reverse repurchase agreements of $704,276). We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of December 31, 2023 and December 31, 2022 of $350,273 and $502,656, respectively. At December 31, 2023 and December 31, 2022, BUCKLER accounted for 48.4% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 8.1% and 12.9%, respectively, of our total stockholders' equity (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2023, the average haircut percentage was 2.74% compared to 3.85% at December 31, 2022.
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
We had contractual commitments under derivatives at December 31, 2023 and December 31, 2022. At December 31, 2023 and December 31, 2022, we had derivatives with a net fair value of $872,376 and $971,440, respectively. The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2023 and December 31, 2022.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2023
Interest rate swap contracts	$875,596	$(5,036)	$(821,089)	$49,471
TBA Agency Securities	1,816	(1,816)	—	—
Totals	$877,412	$(6,852)	$(821,089)	$49,471

December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466
(1)See Note 4 to the consolidated financial statements for additional discussion.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2023
Interest rate swap contracts	$(5,036)	$5,036	$—	$—
TBA Agency Securities	—	1,816	(2,070)	(254)
Totals	$(5,036)	$6,852	$(2,070)	$(254)

December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—
(1)See Note 4 to the consolidated financial statements for additional discussion.
At December 31, 2023, we had interest rate swap contracts with an aggregate notional balance of $6,786,000, a weighted average swap rate of 1.37% and a weighted average term of 68 months. At December 31, 2022, we had interest rate swap contracts with an aggregate notional balance of $6,350,000, a weighted average swap rate of 0.72% and a weighted average term of 73 months (see Note 7 to the consolidated financial statements). We also had TBA Agency Securities with an aggregate notional balance of $300,000 and $800,000 at December 31, 2023 and December 31, 2022, respectively.
The following table details the changes in the fair value of our interest rate swap contracts for the years ended December 31, 2023 and December 31, 2022.

	For the Years Ended
Interest Swap Contracts	December 31, 2023	December 31, 2022
Net Balance, beginning of period	$983,659	$180,476
Net interest rate swap contract payments paid	(133,863)	17,027
Interest rate swap income accrued	397,468	107,269
Interest rate swap expense accrued	(180,585)	(54,049)
Current unrealized gains	41,194	922,067
Amortization of prior unrealized gains	(199,778)	(122,101)
Loss on early terminations	(37,535)	(67,030)
Net Balance, end of period	$870,560	$983,659
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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains related to our derivatives of $51,748, $810,808 and $52,493, respectively for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At December 31, 2023, we had $1,275,000 notional amount of centrally-cleared interest rate swap contracts.
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

Interest Rate Swap Contracts as of December 31, 2023
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
6%
4%
2%
0%
2.95%
$554
$73
0.06%
$475
0.26%
$707
0.88%
3.73%
$500
$754
0.62%
$1,198
0.55%
$1,450
1.09%
$700
1.39%
3.70%
$375
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
Total Notional
Total Weighted Average Pay Rate, Net

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Interest Rate Swap Contracts as of December 31, 2022
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
6%
4%
2%
0%
$603
$390
$73
$475
$707
$754
$1,198
$1,450
700
0.07%
0.16%
0.06%
0.26%
0.88%
0.62%
0.55%
1.09%
1.39%
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
Total Notional
Total Weighted Average Pay Rate, Net

Liquidity and Capital Resources
At December 31, 2023, our liquidity totaled $657,001, consisting of $221,888 of cash and cash equivalents plus $435,113 of unencumbered Agency Securities and U.S. government securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities. During the years ended December 31, 2023 and December 31, 2022, we sold 16,633 and 14,008 shares under Common stock ATM Sales Agreements for proceeds of $450,097 and $475,537, net of issuance costs and commissions of approximately $4,628 and $5,157, respectively. During the year ended December 31, 2023, we also sold 3 shares under the DRIP for proceeds of $51. During the years ended December 31, 2023 and December 31, 2022, we repurchased (477) and (296) common shares under our current repurchase authorization for a cost of $(9,935) and $(7,664), respectively (see Note 10 to the consolidated financial statements). See Note 14 for additional discussion of transactions with BUCKLER.
We generally maintain liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our consolidated balance sheet is significantly less important than our potential liquidity available under our borrowing arrangements. We continue to pursue additional lending counterparties in order to help increase our financial flexibility and ability to withstand periods of contracting liquidity in the credit markets.
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. At December 31, 2023 and December 31, 2022, we had $353,937 and $704,276 in reverse repurchase agreements. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of December 31, 2023 and December 31, 2022 of $350,273 and $502,656, respectively.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At December 31, 2023 and December 31, 2022, we financed our securities portfolio with $9,647,982 (net of reverse repurchase agreements of $353,937) and $6,463,058 (net of reverse repurchase agreements of $704,276) of borrowings under repurchase agreements, respectively. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at December 31, 2023 and December 31, 2022, were 7.59:1 and 5.81:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including our TBA Agency Securities, were 7.83:1 and 6.51:1 at December 31, 2023 and December 31, 2022, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.96:1 and 6.83:1 at December 31, 2023 and December 31, 2022, respectively.
Securities Portfolio Matters

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Securities purchased using proceeds from repurchase agreements and principal repayments	$10,730,949	$16,630,390	$2,253,829
Average securities portfolio, including TBA Securities	$11,451,334	8,270,780	7,677,721
Cash received from principal repayments on MBS	$803,158	573,609	870,985
Net cash increase (decrease) from repurchase agreements	$3,184,924	2,515,021	(588,028)
Cash interest payments made on liabilities	$607,030	144,938	21,316
Cash and cash collateral posted to counterparties provided by operating activities (1)	$132,816	124,085	11,738
(1)The increase in cash and cash collateral posted to counterparties related to operating activities from 2022 to 2023 is related to the repositioning of our securities portfolio and the increase from 2021 to 2022 is related to the realized gains on derivatives.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 (see Note 8 to the consolidated financial statements).

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
ARMOUR management fees	$38,121	$33,714	$31,063
Less management fees waived	(6,600)	(7,800)	(8,600)
Total management fee expense	$31,521	$25,914	$22,463
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2023, there were 173 shares available for future issuance under the Plan.
At December 31, 2023, there was approximately $11,404 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $38.21 per share), which we expect to recognize as an expense as follows: in 2024 an expense of $3,626, in 2025 an expense of $2,346, and thereafter an expense of $5,432. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,351 annually (see Note 9 to the consolidated financial statements).
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
Dec-21
Mar-22
Jun-22
Sept-22
Dec-22
Mar-23
Jun-23
Sept-23
Dec-23
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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During 2023, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $(0.94) per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $1.30 or less.
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
Subsequent Events
See Note 10 to the consolidated financial statements.
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
•the geopolitical situation as a result of the war between Russia and Ukraine, as well as the recent outbreak of hostilities in the Middle East, may continue to adversely affect the U.S. economy, which may lead the Fed to take actions that may impact our business;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
ARMOUR Residential REIT, Inc.

We seek to create stockholder value through thoughtful investment and risk management of a leveraged and diversified portfolio of MBS. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2023 and December 31, 2022. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Stockholder's Equity
December 31, 2023
1.00%	(5.93)%	(1.24)%	(11.57)%
0.50%	(2.96)%	(0.50)%	(4.64)%
(0.50)%	2.95%	0.20%	1.83%
(1.00)%	5.89%	0.07%	0.61%

December 31, 2022
1.00%	2.81%	(1.60)%	(13.54)%
0.50%	1.41%	(0.76)%	(6.39)%
(0.50)%	(1.42)%	0.60%	5.08%
(1.00)%	(2.87)%	0.98%	8.31%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of December 31, 2023 and December 31, 2022. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	December 31, 2023		December 31, 2022
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Stockholders' Equity	Portfolio Value	Stockholders' Equity
+25 BPS	(1.14)%	(10.29)%	(1.54)%	(12.39)%
+10 BPS	(0.46)%	(4.12)%	(0.61)%	(4.96)%
-10 BPS	0.46%	4.12%	0.61%	4.96%
-25 BPS	1.14%	10.29%	1.54%	12.39%
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
ACM has established the ITSC to help mitigate technology risks including cybersecurity. One of the roles of the ITSC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
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

ARMOUR Residential REIT, Inc.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ARMOUR Residential REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), statements of stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an adverse opinion on the Company's internal control over financial reporting.

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
March 15, 2024

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ARMOUR Residential REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Control Environment:

The Company did not maintain an effective control environment based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with the control environment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) management’s commitment to integrity and ethical values; (ii) the board of directors demonstrating independence from management and exercising oversight of the development and performance of internal control; (iii) the establishment, with board oversight, of structures, reporting lines, and appropriate authorities and responsibilities in the pursuit of objectives; and (iv) management’s demonstration of a commitment to attract, develop, and retain competent individuals in alignment with objectives.

Risk Assessment:

The Company did not maintain effective risk assessment based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with risk assessment. Specifically, this control deficiency constitutes a material weakness relating to the Company’s consideration of the potential for fraud in assessing risks to the achievement of objectives.

Information and Communication:

The Company did not generate and provide quality information and communication based on the criteria established in the COSO framework. The Company has identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) internal communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control and (ii) communicating with external parties regarding matters affecting the functioning of internal control.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Miami, Florida
March 15, 2024

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(U.S dollar amounts in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$221,888	$87,284
Cash collateral posted to counterparties	36,970	30,806
Investments in securities, at fair value:
Agency Securities (including pledged securities of $10,599,340 ($5,400,138 with BUCKLER) and $7,249,039 ($3,920,706 with BUCKLER), respectively	11,159,754	8,198,591
Derivatives, at fair value	877,412	984,456
Accrued interest receivable	47,111	28,809
Prepaid and other	1,260	2,101
Subordinated loan to BUCKLER	—	105,000
Total Assets	$12,344,395	$9,437,047
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $4,667,483 and $3,247,474, respectively with BUCKLER)	$9,647,982	$6,463,058
Obligations to return securities received as collateral, at fair value (including $0 and $100,531 with BUCKLER respectively	350,273	502,656
Cash collateral posted by counterparties	860,130	963,591
Payable for unsettled purchases	171,513	353,436
Derivatives, at fair value	5,036	13,016
Accrued interest payable- repurchase agreements (including $12,345 and $9,908, respectively with BUCKLER)	26,509	19,096
Accrued interest payable- U.S. Treasury Securities sold short (including $0 and $684, respectively with BUCKLER)	5,049	3,418
Accounts payable and other accrued expenses	6,719	6,404
Total Liabilities	$11,073,211	$8,324,675

Commitments and contingencies (Note 8)

Stockholders’ Equity:

Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($171,175 aggregate liquidation preference) at December 31, 2023 and December 31, 2022.	7	7
Common stock, $0.001 par value, 90,000 and 60,000 shares authorized; 48,799 shares and 32,582 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	49	33
Additional paid-in capital	4,318,155	3,874,757
Cumulative distributions to stockholders	(2,220,567)	(1,992,361)
Accumulated net loss	(826,460)	(758,537)
Accumulated other comprehensive loss	—	(11,527)
Total Stockholders’ Equity	$1,271,184	$1,112,372
Total Liabilities and Stockholders’ Equity	$12,344,395	$9,437,047
See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollar amounts in thousands, except per share amounts)

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest Income:
Interest Income (including $973, $1,597 and $70, respectively with BUCKLER)	$552,903	$228,432	$80,478
Interest expense (including $245,846, $59,807 and $3,504, respectively with BUCKLER)	(525,794)	(120,768)	(7,109)
Net Interest Income	$27,109	$107,664	$73,369
Other Income (Loss):
Realized gain (loss) on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	(7,471)	(7,452)	10,952
Impairment losses on available for sale Agency Securities	—	(4,183)	—
Loss on Agency Securities, trading	(52,665)	(946,666)	(77,145)
Loss on U.S. Treasury Securities	(43,093)	(152,268)	(9,391)
Gain on derivatives, net (1)	51,748	810,808	52,493
Total Other Loss	$(51,481)	$(299,761)	$(23,091)
Expenses:
Management fees	38,188	33,774	31,108
Compensation	4,944	5,485	6,614
Other Operating	7,019	6,374	5,793
Total Expenses	$50,151	$45,633	$43,515
Less management fees waived	(6,600)	(7,800)	(8,600)
Total Expenses after fees waived	$43,551	$37,833	$34,915
Net Income (Loss)	$(67,923)	$(229,930)	$15,363
Dividends on preferred stock	(11,982)	(11,982)	(11,473)
Net Income (Loss) available (related) to common stockholders	$(79,905)	$(241,912)	$3,890

Net Income (Loss)	$(67,923)	$(229,930)	$15,363
Reclassification adjustment for realized (gain) loss on sale of available for sale Agency Securities	7,471	7,452	(10,952)
Reclassification adjustment for impairment losses on available for sale Agency Securities	—	4,183	—
Net unrealized gain (loss) on available for sale Agency Securities	4,056	(130,135)	(61,106)
Other Comprehensive income (loss)	11,527	(118,500)	(72,058)
Comprehensive Loss	$(56,396)	$(348,430)	$(56,695)
Dividends on preferred stock	(11,982)	(11,982)	(11,473)
Comprehensive Loss related to common stockholders	$(68,378)	$(360,412)	$(68,168)
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollar amounts in thousands, except per share amounts)

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$(1.86)	$(10.25)	$0.24
Diluted	$(1.86)	$(10.25)	$0.24
Dividends declared per common share	$5.00	$6.00	$6.00
Weighted average common shares outstanding:
Basic	43,054	23,594	15,897
Diluted	43,054	23,594	16,062
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.

See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(U.S dollar amounts in thousands, except per share amounts)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance January 1, 2021	5,347	13,058	$5	$13	$3,033,077	$(1,729,852)	$(543,970)	$179,031	$938,304
Other comprehensive income (loss)	—	—	—	—	—	—	15,363	(72,058)	(56,695)
Issuance of Series C Preferred stock, net of expenses	1,500	—	2	—	36,583	—	—	—	36,585
Issuance of common stock, net	—	5,726	—	6	328,774	—	—	—	328,780
Stock based compensation, net of withholding requirements	—	47	—	—	4,768	—		—	4,768
Preferred stock dividends	—	—	—	—	—	(11,473)	—	—	(11,473)
Common stock dividends	—	—	—	—	—	(96,630)	—	—	(96,630)
Balance, December 31, 2021	6,847	18,831	$7	$19	$3,403,202	$(1,837,955)	$(528,607)	$106,973	$1,143,639
Other comprehensive loss	—	—	—	—	—	—	(229,930)	(118,500)	(348,430)
Issuance of common stock, net	—	14,008	—	14	475,523	—	—	—	475,537
Stock based compensation, net of withholding requirements	—	39	—	—	3,696	—	—	—	3,696
Common stock repurchased	—	(296)	—	—	(7,664)	—	—	—	(7,664)
Preferred stock dividends	—	—	—	—	—	(11,982)	—	—	(11,982)
Common stock dividends	—	—	—	—	—	(142,424)	—	—	(142,424)
Balance, December 31, 2022	6,847	32,582	$7	$33	$3,874,757	$(1,992,361)	$(758,537)	$(11,527)	$1,112,372
Other comprehensive income (loss)	—	—	—	—	—	—	(67,923)	11,527	(56,396)
Issuance of common stock, net	—	16,636	—	16	450,132	—	—	—	450,148
Stock based compensation, net of withholding requirements	—	58	—	—	3,201	—	—	—	3,201
Common stock repurchased	—	(477)	—	—	(9,935)	—	—	—	(9,935)
Preferred stock dividends	—	—	—	—	—	(11,982)	—	—	(11,982)
Common stock dividends	—	—	—	—	—	(216,224)	—	—	(216,224)
Balance, December 31, 2023	6,847	48,799	$7	$49	$4,318,155	$(2,220,567)	$(826,460)	$—	$1,271,184

 See financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollar amounts in thousands)

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities:
Net Income (Loss)	$(67,923)	$(229,930)	$15,363
Adjustments to reconcile net income (loss) to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net amortization of premium on Agency Securities	3,388	18,390	48,127
Net amortization of U.S. Treasury Securities	131	(1,879)	(21)
Realized (gain) loss on sale of Agency Securities, available for sale	7,471	7,452	(10,952)
Impairment losses on available for sale Agency Securities	—	4,183	—
Loss on Agency Securities, trading	52,665	946,666	77,145
Loss on U.S. Treasury Securities	43,093	152,268	9,391
Stock based compensation	3,201	3,696	4,768
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(18,474)	(17,734)	2,263
(Increase) decrease in prepaid and other assets	841	(1,007)	883
Change in derivatives, at fair value	99,064	(783,267)	(134,704)
Increase (decrease) in accrued interest payable- repurchase agreements	7,413	18,152	(681)
Increase in accrued interest payable- U.S. Treasury Securities sold short	1,631	3,418	—
Increase in accounts payable and other accrued expenses	315	3,677	156
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$132,816	$124,085	$11,738
Cash Flows From Investing Activities:
Purchases of Agency Securities (including $240,573 and $203,147 with BUCKLER in 2023 and 2022, respectively)	(10,288,661)	(11,456,994)	(1,265,942)
Purchases of U.S. Treasury Securities (including $155,857,$593,162 and $99,053, respectively with BUCKLER)	(1,465,748)	(4,820,464)	(987,887)
Principal repayments of Agency Securities	803,158	573,609	870,985
Proceeds from sales of Agency Securities	6,290,592	6,349,056	980,380
Proceeds from sales of U.S. Treasury Securities (including $154,875 and $814,265 with BUCKLER in 2023 and 2022, respectively)	1,270,141	5,371,563	779,684
Disbursements on reverse repurchase agreements (including $(2,774,490), $(1,958,460) and $(197,750), respectively with BUCKLER)	(2,774,490)	(1,958,460)	(391,125)
Receipts from reverse repurchase agreements (including $3,124,829, $1,254,184 and $197,750, respectively with BUCKLER)	3,124,829	1,254,184	391,125

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollar amounts in thousands)

(Continued)
Increase (decrease) in cash collateral posted by counterparties	(103,461)	792,531	126,356
Proceeds from subordinated loan due to BUCKLER	105,000	—	—
Net cash and cash equivalents and cash collateral posted to counterparties provided by (used in) investing activities	$(3,038,640)	$(3,894,975)	$503,576

Cash Flows From Financing Activities:
Issuance of Series C Preferred stock, net of expenses	—	—	36,585
Issuance of common stock, net of expenses	450,117	475,537	328,780
Proceeds from repurchase agreements (including $69,806,936, $47,627,748 and $18,442,875, respectively with BUCKLER)	119,704,734	80,087,456	27,238,071
Principal repayments on repurchase agreements (including $(68,737,266), $(45,639,677) and $(19,477,307), respectively with BUCKLER)	(116,870,149)	(76,868,159)	(27,826,099)
Series C Preferred stock dividends paid	(11,982)	(11,982)	(11,473)
Common stock dividends paid	(216,193)	(142,424)	(96,630)
Common stock repurchased, net	(9,935)	(7,664)	—
Net cash and cash equivalents and cash collateral posted to counterparties provided by (used in) financing activities	$3,046,592	$3,532,764	$(330,766)
Net increase (decrease) in cash and cash equivalents and cash collateral posted to counterparties	140,768	(238,126)	184,548
Cash and cash equivalents and cash collateral posted to counterparties - beginning of year	118,090	356,216	171,668
Cash and cash equivalents and cash collateral posted to counterparties - end of year	$258,858	$118,090	$356,216
Supplemental Disclosure:
Cash paid during the year for interest	$607,030	$136,966	$21,316
Non-Cash Investing Activities:
Payable for unsettled purchases	$(171,513)	$(353,436)	$—
Net unrealized gain (loss) on available for sale Agency Securities	$4,056	$(130,135)	$(61,106)
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
At December 31, 2023 and December 31, 2022, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist of fixed rate loans. From time to time we also invest in U.S. Treasury Securities and money market instruments subject to certain income tests we must satisfy for our qualification as a REIT.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Note 3 - Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit with financial institutions. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.
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
The interest earned or paid on cash collateral posted to/by counterparties is recorded in gain on derivatives, net in the consolidated statements of operations and comprehensive income.
Investments in Securities, at Fair Value
Our investments in securities are generally classified as either available for sale or trading securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.
Trading Securities are reported at their estimated fair values with gains and losses included in Other Income (Loss) as a component of the consolidated statements of operations and comprehensive income.
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
Accrued Interest Receivable and Payable
Accrued interest receivable includes interest accrued between payment dates on securities and interest on unsettled sales of securities. Accrued interest payable includes interest on unsettled purchases of securities and interest on repurchase agreements, net. At certain times, we may have interest payable on U.S. Treasury Securities sold short.
Repurchase Agreements, net
We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have moved in close relationship to the Federal Funds Effective Rate ("Federal Funds Rate") and the Secured Overnight Funding Rate ("SOFR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines or take back certain pledged collateral if values increase.
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At December 31, 2023 and December 31, 2022, we had $353,937 and $704,276 in reverse repurchase agreements which are netted in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. We had obligations to return securities received as collateral associated with our reverse repurchase agreements at December 31, 2023 and December 31, 2022 of $350,273 ($0 of which were with BUCKLER) and $502,656 ($100,531 of which were with BUCKLER), respectively.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Revenue Recognition
Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction or maturity. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Purchase and sale transactions (including TBA Agency Securities) are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from sales of available for sale securities are reclassified into income from Comprehensive Income (Loss) and are determined using the specific identification method.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022.

December 31, 2023	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$11,159,754	$—	$11,159,754
Derivatives	$—	$877,412	$—	$877,412
Liabilities at Fair Value:
Derivatives	$—	$5,036	$—	$5,036

December 31, 2022	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$8,198,591	$—	$8,198,591
Derivatives	$94	$984,362	$—	$984,456
Liabilities at Fair Value:
Derivatives	$516	$12,500	$—	$13,016
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2023 or for the year ended December 31, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, the Subordinated loan to BUCKLER, payables, borrowings under repurchase agreements, net and obligations to return securities received as collateral, which are presented in our consolidated financial statements at cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at December 31, 2023 and December 31, 2022.
Note 5 - Investments in Securities
As of December 31, 2023 and December 31, 2022, our securities portfolio consisted of $11,159,754 and $8,198,591 of investment securities, at fair value, respectively, and $305,039 and $777,469 of TBA Agency Securities, at fair value, respectively. Our TBA Agency Securities are reported at net carrying value of $1,816 and $(11,797), at December 31, 2023 and December 31, 2022, respectively, and are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at December 31, 2023 and December 31, 2022.

December 31, 2023	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Trading securities	11,278,161	11,283,380	(176,660)	53,034	11,159,754
Total Agency Securities	$11,278,161	$11,283,380	$(176,660)	$53,034	$11,159,754

December 31, 2022	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities:
Available for sale securities	$191,870	$199,472	$(11,527)	$—	$187,945
Trading securities	8,519,397	8,553,485	(543,207)	368	8,010,646
Total Agency Securities	$8,711,267	$8,752,957	$(554,734)	$368	$8,198,591
The following tables summarize the weighted average lives of our investments in securities at December 31, 2023 and December 31, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Weighted Average Life	Trading Securities
December 31, 2023	Fair Value	Amortized Cost
< 1 year	$—	$—
≥ 1 year and < 3 years	202,508	195,904
≥ 3 years and < 5 years	2,757,464	2,747,842
≥ 5 years	8,199,782	8,339,634
Totals	$11,159,754	$11,283,380

Weighted Average Life	Available for Sale Securities		Trading Securities
December 31, 2022	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$61	$64	$—	$—
≥ 1 year and < 3 years	2,390	2,525	—	—
≥ 3 years and < 5 years	11,541	12,171	—	—
≥ 5 years	173,953	184,712	8,010,646	8,553,485
Totals	$187,945	$199,472	$8,010,646	$8,553,485
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at December 31, 2023 and December 31, 2022 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
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
Note 6 - Repurchase Agreements, net
At December 31, 2023, we had active MRAs with 39 counterparties and had $9,647,982 in outstanding borrowings with 14 of those counterparties. At December 31, 2022, we had active MRAs with 38 counterparties and had $6,463,058 in outstanding borrowings with 16 of those counterparties.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

The following table represents the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2023 and December 31, 2022. Our repurchase agreements require excess collateral, known as a "haircut." At December 31, 2023, the average haircut percentage was 2.74% compared to 3.85% at December 31, 2022. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

December 31, 2023	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
Agency Securities
≤ 30 days (1)	$9,647,982	5.54%	12
Total or Weighted Average	$9,647,982	5.54%	12
(1) Net of reverse repurchase agreements of $353,937. Obligations to return securities received as collateral of $350,273 associated with the reverse repurchase agreements are all due within 30 days.

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
The following tables present information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at December 31, 2023 and December 31, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

December 31, 2023				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$353,937	$(353,937)	$—	$—	$—	$—
Totals	$353,937	$(353,937)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(10,001,919)	$353,937	$(9,647,982)	$9,647,982	$—	$—
Totals	$(10,001,919)	$353,937	$(9,647,982)	$9,647,982	$—	$—

December 31, 2022				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$704,276	$(704,276)	$—	$—	$189	$189
Totals	$704,276	$(704,276)	$—	$—	$189	$189

Liabilities
Repurchase Agreements	$(7,167,334)	$704,276	$(6,463,058)	$6,463,058	$—	$—
Totals	$(7,167,334)	$704,276	$(6,463,058)	$6,463,058	$—	$—
(1) The fair value of securities pledged against our repurchase agreements was $10,599,340 and $7,249,039 at December 31, 2023 and December 31, 2022, respectively.
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
At December 31, 2023 and December 31, 2022, BUCKLER accounted for 48.4% and 50.2%, respectively, of our aggregate borrowings and had an amount at risk of 8.1% and 12.9%, respectively, of our total stockholders'

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

equity with a weighted average maturity of 12 days and 15 days, respectively, on repurchase agreements, net (see Note 14 - Related Party Transactions).
In addition, at December 31, 2023, we had 4 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 27.2% of our repurchase agreement borrowings outstanding at December 31, 2023. At December 31, 2022, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 28.1% of our repurchase agreement borrowings at December 31, 2022.
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
Interest rate swap contracts are designed to lock in long-term average funding costs for repurchase agreements associated with our assets in an attempt to maximize earnings from our assets. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Interest rate swaptions generally provide us the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg. Basis swap contracts allow us to exchange one floating interest rate basis for another, thereby allowing us to diversify our floating rate basis exposures.
All of our interest rate contracts have floating leg interest rate indexes of either the Federal Funds Rate or SOFR. The Federal Funds Rate is published daily by the New York Federal Reserve and is a measure of unsecured borrowings by depository institutions from other depository institutions or GSEs. SOFR is published daily by the New York Federal Reserve and is the average overnight rate for borrowings secured by U.S. Treasury securities. We enter into interest rate swap contracts either directly with a counterparty (a “bilateral” contract) or through a centrally-cleared swap contract. In a bilateral contract, we exchange margin collateral with the counterparty and have exposure to counterparty risk. In a centrally-cleared contract, we exchange margin collateral with a Futures Clearing Merchant, with whom we have opened an account. Our counterparty risk is limited to the clearing exchange itself. All of our centrally-cleared swaps are cleared by the CME. In general, centrally-cleared interest rate swap contracts require us to post higher initial margin than bilateral contracts.
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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2023 and December 31, 2022.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2023
Interest rate swap contracts (2)	$875,596	$(5,036)	$(821,089)	$49,471
TBA Agency Securities	1,816	(1,816)	—	—
Totals	$877,412	$(6,852)	$(821,089)	$49,471

December 31, 2022
Interest rate swap contracts	$983,659	$—	$(955,941)	$27,718
Futures contracts	94	(516)	9,334	8,912
TBA Agency Securities	703	(12,500)	13,633	1,836
Totals	$984,456	$(13,016)	$(932,974)	$38,466
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $6,104 of centrally-cleared interest rate swap contracts.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2023
Interest rate swap contracts (2)	$(5,036)	$5,036	$—	$—
TBA Agency Securities	—	1,816	(2,070)	(254)
Totals	$(5,036)	$6,852	$(2,070)	$(254)

December 31, 2022
Futures contracts	$(516)	$516	$—	$—
TBA Agency Securities	(12,500)	12,500	—	—
Totals	$(13,016)	$13,016	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(5,036) of centrally-cleared interest rate swap contracts.
The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Income (Loss) Recognized
	For the Years Ended
Derivatives	December 31, 2023	December 31, 2022	December 31, 2021
Interest rate swap contracts (1)	$58,300	$852,913	$73,837
Futures contracts	(30,645)	95,509	2
TBA Agency Securities	24,093	(137,614)	(21,346)
Total Gain on Derivatives, net	$51,748	$810,808	$52,493
(1)Includes $36,547 of centrally-cleared interest rate swap contracts, entered into for the year ended December 31, 2023.
The following tables present information about our derivatives at December 31, 2023 and December 31, 2022.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Interest Rate Swaps (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
December 31, 2023
< 3 years	$1,102,000	18	1.60%
≥ 3 years and < 5 years	1,207,000	45	2.06%
≥ 5 years and < 7 years	1,952,000	75	0.58%
≥ 7 years	2,525,000	95	1.56%
Total or Weighted Average (2)	$6,786,000	68	1.37%

December 31, 2022
< 3 years	$1,066,000	10	0.10%
≥ 3 years and < 5 years	1,182,000	50	0.63%
≥ 5 years and < 7 years	754,000	82	0.62%
≥ 7 years	3,348,000	99	0.96%
Total or Weighted Average (3)	$6,350,000	73	0.72%
(1)Pay Fixed/Receive Variable
(2)Of this amount, $1,475,000 notional are SOFR based swaps, the last of which matures in 2033; and $5,311,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032. Of this amount, $1,275,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2033.
(3)Of this amount, $803,000 notional are SOFR based swaps, the last of which matures in 2032; and $5,547,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2023
30 Year Long, 6.0%	300,000	303,223	305,039
Total (1)	$300,000	$303,223	$305,039

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2022
30 Year Long, 4.5%	500,000	489,805	481,641
30 Year Long, 5.0%	300,000	300,164	295,828
Total (1)	$800,000	$789,969	$777,469
(1)$0 notional and $400,000 notional were forward settling at December 31, 2023 and December 31, 2022, respectively.

Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14, “Related Party Transactions”). The management agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2023, December 31, 2022 and December 31, 2021, the effective management fee, prior to management fees waived, was 0.93%, 0.95% and 0.98% based on gross equity raised of $4,231,965, $3,787,042 and $3,313,937, respectively.
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
During the years ended December 31, 2023, December 31, 2022 and December 31, 2021 ACM voluntarily waived management fees of $6,600, $7,800 and $8,600 respectively. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
ACM may terminate this waiver by providing notice to ARMOUR on or before the 25th day of the preceding month. This waiver does not constitute a waiver of any other amounts due to ACM from ARMOUR under the management agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the 2009 Stock Incentive Plan as amended (the “Plan”).
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of December 31, 2023, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
2024	39,240
2025	39,240
2026	39,240
2027	39,240
2028	39,240
2029	39,240
Total	$235,440
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2023 and December 31, 2022.
Nine putative class action lawsuits were filed in connection with the tender offer and merger for JAVELIN alleging, among other things, breach of fiduciary duties and seeking equitable relief, including, among other relief, to enjoin consummation of the transactions, or rescind or unwind the transactions if already consummated, and award costs and disbursements, including reasonable attorneys' fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. The Court deferred ruling on the Motion to Dismiss several times. On February 14, 2024, the Court issued an order granting defendants’ Motion to Dismiss, and dismissed all of plaintiffs’ claims with prejudice, and without leave to amend. On March 11, 2024, plaintiffs filed a Notice of Appeal of the Court's order of dismissal.
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
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. In connection with the Reverse Stock Split, the number of shares of common stock issuable under the Plan was proportionately adjusted. At December 31, 2023, there were 173 shares available for future issuance under the Plan.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Transactions related to awards for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 are summarized below:

	For the Years Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	114	$64.40	165	$70.35	99	$98.85
Granted (1)	260	$29.65	—	$—	127	$55.40
Vested	(76)	$48.24	(51)	$83.60	(61)	$85.40
Unvested RSU Awards Outstanding end of period	298	$38.21	114	$64.40	165	$70.35
(1)During the year ended December 31, 2023, 196 RSUs were granted to certain officers of ARMOUR and 64 RSUs were granted to the Board. During the year ended December 31, 2021, 107 RSUs were granted to certain officers of ARMOUR and 20 RSUs were granted to the Board.
At December 31, 2023, there was approximately $11,404 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $38.21 per share), which we expect to recognize as an expense as follows: in 2024 an expense of $3,626, in 2025 an expense of $2,346, and thereafter an expense of $5,432. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at December 31, 2023, December 31, 2022 and December 31, 2021.

	For the Years Ended
Cumulative Distributions to Stockholders	December 31, 2023	December 31, 2022	December 31, 2021
Preferred dividends	$156,809	$144,827	$132,845
Common stock dividends	2,063,758	1,847,534	1,705,110
Total	$2,220,567	$1,992,361	$1,837,955
Preferred Stock
At December 31, 2023 and December 31, 2022, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On January 28,

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

2020, we filed Articles Supplementary with the Department to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At December 31, 2023, a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At December 31, 2023 and December 31, 2022, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. Shares designated as Series C Preferred Stock but unissued totaled 3,153 at December 31, 2023. At December 31, 2023, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. We did not sell any shares under the Preferred C ATM Sales Agreement during the years ended December 31, 2023 and December 31, 2022. During the year ended December 31, 2021, we sold 1,500 shares under this agreement for proceeds of $36,585, net of issuance costs and commissions of approximately $445.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the years ended December 31, 2023 and December 31, 2022.
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
At December 31, 2023 and December 31, 2022, we were authorized to issue up to 90,000 and 60,000 shares of common stock, par value $0.001 per share, respectively, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 48,799 and 32,582 shares of common stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

On May 14, 2021, we entered into a new Equity Sales Agreement (the “2021 Common stock ATM Sales Agreement”) with BUCKLER, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2021 Common Stock ATM Sales agreement, we could offer and sell over a period of time and from time to time, up to 3,400 shares of our common stock, par value $0.001 per share. On November 12, 2021, the 2021 Common stock ATM Sales Agreement was amended to add JonesTrading Institutional Services LLC, as a sales agent and to offer an additional 5,000 shares available for sale pursuant to the terms of the 2021 Common stock ATM Sales Agreement. On June 9, 2022, the 2021 Common stock ATM Sales Agreement was further amended to offer an additional 5,760 shares available for sale. On November 4, 2022, the Common stock ATM Sales Agreement was further amended to offer an additional 7,000 shares available for sale. On January 17, 2023, it was amended to add an additional 9,736 shares pursuant to the terms of the 2021 Common stock ATM Sales Agreement.
The 2021 Common stock ATM Sales Agreement related to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provided that we would pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the 2021 Common stock ATM Sales Agreement. From January 2023 through July 2023, we sold 13,305 shares under this agreement for proceeds of $367,997, net of issuance costs and commissions of approximately $3,725. Those sales fully utilized the shares allocated to the 2021 Common stock ATM Sales Agreement, which has been completed (see Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER).
On July 26, 2023 we entered into a new Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent. During the year ended December 31, 2023, we sold 3,328 shares under this agreement for proceeds of 82,100, net of issuance costs and commissions of approximately $903.
During the year ended December 31, 2023, we issued 3 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $51.
Common Stock Repurchase Program
Effective October 30, 2023, the Common Stock Repurchase Program authorization was increased to 2,500 shares. At December 31, 2023 and December 31, 2022, there were 2,287 and 1,346 authorized shares remaining under the repurchase authorization (the "Common Stock Repurchase Program"). During the year ended December 31, 2023 we repurchased a total of 11 fractional shares for a cost of $233, in connection with the Reverse Stock Split. During the year ended December 31, 2023, we repurchased 466 common shares under this authorization for a cost of $9,702. In January 2024, we repurchased 70 shares under this authorization for a cost of $1,344 with BUCKLER. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER. Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Equity Capital Activities
The following tables present our equity transactions for the years ended December 31, 2023 , December 31, 2022 and December 31, 2021.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - July 12, 2023	13,305	$27.66	$367,997
2023 Common stock ATM Sales Agreement	July 26, 2023 - September 29, 2023	3,328	$24.66	$82,100
DRIP shares issued	July 25, 2023 - September 29, 2023	3	$19.71	$51
Common stock repurchased	March, May and September, October and November	(477)	$20.80	$(9,935)

December 31, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - December 21, 2022	14,008	$33.95	$475,537
Common stock repurchased	June, September and October	(296)	$25.94	$(7,664)

December 31, 2021
Preferred C ATM Sales Agreement	January 19. 2021 - April 9, 2021	1,500	$24.38	$36,585
Common stock ATM Sales Agreement	March 3, 2021 - May 18, 2021	2,143	$60.35	$129,336
2021 Common stock ATM Sales Agreement	May 19, 2021 - December 10, 2021	3,583	$55.65	$199,444
(1)Weighted average price
Dividends
On January 29, 2024 and February 27, 2024 cash dividends of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate each month, was paid to holders of record on January 15, 2024 and February 15, 2024, respectively. We have also declared cash dividends of $0.14583 payable March 27, 2024 to holders of record on March 15, 2024.
On January 30, 2024 and February 28, 2024 cash dividends of $0.24 per outstanding common share each month, or $11,786 and $11,769 in the aggregate, was paid to holders of record on January 16, 2024 and February 15, 2024, respectively. We have also declared a cash dividend of $0.24 per outstanding common share payable March 28, 2024 to holders of record on March 15, 2024.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

The following table presents our Series C Preferred Stock dividend transactions for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

2023 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2023	January 27, 2023	$0.14583	$998.5
February 15, 2023	February 27, 2023	$0.14583	998.5
March 15, 2023	March 27, 2023	$0.14583	998.5
April 15, 2023	April 27, 2023	$0.14583	998.5
May 15, 2023	May 30, 2023	$0.14583	998.5
June 15, 2023	June 27, 2023	$0.14583	998.5
July 15, 2023	July 27, 2023	$0.14583	998.5
August 15, 2023	August 28, 2023	$0.14583	998.5
September 15, 2023	September 27, 2023	$0.14583	998.5
October 15, 2023	October 27, 2023	$0.14583	998.5
November, 15, 2023	November 27, 2023	$0.14583	998.5
December 15, 2023	December 27, 2023	$0.14583	998.5
Total dividends paid			$11,982

2022 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2022	January 27, 2022	$0.14583	998.5
February 15, 2022	February 28, 2022	$0.14583	998.5
March 15, 2022	March 28, 2022	$0.14583	998.5
April 15, 2022	April 27, 2022	$0.14583	998.5
May 15, 2022	May 27, 2022	$0.14583	998.5
June 15, 2022	June 27, 2022	$0.14583	998.5
July 15, 2022	July 27, 2022	$0.14583	998.5
August 15, 2022	August 29, 2022	$0.14583	998.5
September 15, 2022	September 27, 2022	$0.14583	998.5
October 15, 2022	October 27, 2022	$0.14583	998.5
November 15, 2022	November 28, 2022	$0.14583	998.5
December 15, 2022	December 27, 2022	$0.14583	998.5
Total dividends paid			$11,982

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

2021 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2021	January 27, 2021	$0.14583	$779.7
February 15, 2021	February 26, 2021	$0.14583	836.9
March 15, 2021	March 29, 2021	$0.14583	869.6
April 15, 2021	April 27, 2021	$0.14583	998.5
May 15, 2021	May 27, 2021	$0.14583	998.5
June 15, 2021	June 28, 2021	$0.14583	998.5
July 15, 2021	July 27, 2021	$0.14583	998.5
August 15, 2021	August 27, 2021	$0.14583	998.5
September 15, 2021	September 27, 2021	$0.14583	998.5
October 15, 2021	October 27, 2021	$0.14583	998.5
November 15, 2021	November 29, 2021	$0.14583	998.5
December 15, 2021	December 27, 2021	$0.14583	998.5
Total dividends paid			$11,473
The following tables present our common stock dividend transactions for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

2023 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2023	January 30, 2023	$0.50	$17,007
February 15, 2023	February 27, 2023	$0.50	19,471
March 15, 2023	March 28, 2023	$0.40	15,526
April 17, 2023	April 27, 2023	$0.40	15,788
May 15, 2023	May 30, 2023	$0.40	15,964
June 15, 2023	June 29, 2023	$0.40	16,585
July 17, 2023	July 28, 2023	$0.40	18,405
August 15, 2023	August 30, 2023	$0.40	19,123
September 15, 2023	September 28, 2023	$0.40	19,310
October 16, 2023	October 30, 2023	$0.40	19,730
November, 15, 2023	November 29, 2023	$0.40	19,671
December 15, 2023	December 28, 2023	$0.40	19,644
Total dividends paid			$216,224

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

2022 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 18, 2022	January 28, 2022	$0.50	$9,654
February 15, 2022	February 28, 2022	$0.50	9,690
March 15, 2022	March 28, 2022	$0.50	9,764
April 18, 2022	April 29, 2022	$0.50	10,359
May 16, 2022	May 27, 2022	$0.50	10,639
June 15, 2022	June 29, 2022	$0.50	11,159
July 15, 2022	July 29, 2022	$0.50	11,426
August 15, 2022	August 29, 2022	$0.50	12,313
September 15, 2022	September 29, 2022	$0.50	13,406
October 17, 2022	October 28, 2022	$0.50	13,284
November 15, 2022	November 28, 2022	$0.50	14,465
December 15, 2022	December 28, 2022	$0.50	16,265
Total dividends paid			$142,424

2021 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2021	January 28, 2021	$0.50	$6,646
February 16, 2021	February 26, 2021	$0.50	6,645
March 15, 2021	March 29, 2021	$0.50	6,766
April 15, 2021	April 29, 2021	$0.50	7,234
May 17, 2021	May 27, 2021	$0.50	7,646
June 15, 2021	June 29, 2021	$0.50	8,317
July 15, 2021	July 29, 2021	$0.50	8,413
August 16, 2021	August 27, 2021	$0.50	8,413
September 15, 2021	September 29, 2021	$0.50	8,635
October 15, 2021	October 28, 2021	$0.50	9,065
November 15, 2021	November 29, 2021	$0.50	9,347
December 15, 2021	December 29, 2021	$0.50	9,503
Total dividends paid			$96,630

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Income (Loss)	$(67,923)	$(229,930)	$15,363
Less: Preferred dividends	(11,982)	(11,982)	(11,473)
Net Income (loss) available (related) to common stockholders	$(79,905)	$(241,912)	$3,890

Weighted average common shares outstanding – basic	43,054	23,594	15,897
Add: Effect of dilutive non-vested awards, assumed vested	—	—	165
Weighted average common shares outstanding – diluted	43,054	23,594	16,062
For the years ended December 31, 2023 and December 31, 2022, 298 and 114, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Loss related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive loss and the shares used in calculating weighted average basic and diluted comprehensive loss per common share for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Comprehensive Loss	$(56,396)	$(348,430)	$(56,695)
Less: Preferred dividends	(11,982)	(11,982)	(11,473)
Comprehensive Loss related to common stockholders	$(68,378)	$(360,412)	$(68,168)
Comprehensive Loss per share related to common stockholders:
Basic	$(1.59)	$(15.28)	$(4.29)
Diluted	$(1.59)	$(15.28)	$(4.29)
Weighted average common shares outstanding:
Basic	43,054	23,594	15,897
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—
Diluted	43,054	23,594	15,897
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, 298, 114 and 165 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Loss related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Note 13 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable income (loss) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
GAAP net income (loss)	$(67,923)	$(229,930)	$15,363
Book to tax differences:
TRS (income) loss	81	(186)	37
Premium amortization expense	(1)	(81)	(148)
Agency Securities, trading	52,665	946,666	77,145
U.S. Treasury Securities	43,093	152,268	9,391
Changes in interest rate contracts	167,963	(757,742)	(77,300)
(Gain) Loss on Security sales	7,471	7,452	(10,952)
Impairment losses on available for sale Agency Securities	—	4,183	—
Amortization of deferred hedging costs	(103,669)	(145,267)	(163,837)
Amortization of deferred Treasury Future gains	23,161	3,383	—
Other	1,876	2,340	1,834
Estimated REIT taxable income (loss)	$124,717	$(16,914)	$(148,467)
Interest rate and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2023 and December 31, 2022, we had approximately $(247,349) and $(307,316) in tax deductible expense relating to previously terminated interest rate swap and treasury futures contracts amortizing through the years 2033 and 2032, respectively. At December 31, 2023, we had $257,341 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2019	(13,819)	2024
2021	(15,605)	2026
2022	(732,478)	2027
2023	(496,265)	2028
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2023, by approximately $93,462, or approximately $1.92 per common share (based on the 48,799 common shares then outstanding). State and federal tax returns for the years 2019 and later remain open and are subject to possible examination.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were $228,206, $154,406 and $108,103, respectively.
Our estimated REIT taxable income (loss) available for distribution as dividends was $124,717, $(16,914) and $(148,467) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Our REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was 47.5% in 2023, 100.0% in 2022 and 100.0% in 2021.
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
The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
ARMOUR management fees	$38,121	$33,714	$31,063
Less management fees waived	(6,600)	(7,800)	(8,600)
Total management fee expense	$31,521	$25,914	$22,463
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021 we reimbursed ACM $535, $606 and $189, respectively for other expenses incurred on our behalf. In 2017, 2020, 2021 and 2023, we elected to grant RSUs to our executive officers through ACM that generally vest over 5 years. In 2017, 2020, 2021 and 2023, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $456, $544 and $781 for the years ended, December 31, 2023, December 31, 2022 and December 31, 2021, respectively.
BUCKLER
At December 31, 2023, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreement, we have determined that we do not have the power to direct the activities that most significantly impact BUCKLER's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate.
The value of the investment was $382 at December 31, 2023 and $377 at December 31, 2022 reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. Our exposure to the losses in BUCKLER is generally limited to the value of our investment. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below) if the independent directors reasonably determine that BUCKLER’s ability to provide attractive securities transactions for the Company is materially adversely affected. For each of the years ended December 31, 2023 and December 31, 2022, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement, subject to a contractually required reduction in our share of the Financing Gross Profit of $306 per annum, which expired at the end of the first quarter of 2022.
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
This arrangement replaced the prior $105,000 subordinated loan, which was to mature on May 1, 2025. In March 2023, BUCKLER, at its option after obtaining regulatory approval, repaid all of the principal amount of the loan. The loan had a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company earned $973, $1,597 and $70 in interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not used the facility and therefore no interest was payable for the year ended December 31, 2023.
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 8,626, 10,117 and 3,243 common shares for proceeds of $246,672, $334,415 and $180,855, net of issuance costs and commissions of approximately $2,358, $3,375 and $1,801 respectively, during the years ended December 31, 2023 and December 31, 2022 and December 31, 2021. During the year ended December 31, 2023, we sold 3,113 shares under the 2023 Common stock ATM Sales Agreement for proceeds of $77,092, net of issuance costs and commissions of approximately $661 to BUCKLER (see Note 10 - Stockholders' Equity).
During the year ended December 31, 2023, we repurchased 466 common shares under the current repurchase authorization which cost $9,702, including commissions of approximately $82 to BUCKLER.In January 2024, we repurchased 70 shares under this authorization for a cost of $1,344 with BUCKLER (see Note 10 - Stockholders' Equity).
The table below summarizes other transactions with BUCKLER as of and for the years ended December 31, 2023 and December 31, 2022.

	For the Years Ended
Transactions with BUCKLER	December 31, 2023	December 31, 2022
Repurchase agreements, net (1)	$4,667,483	$3,247,474
Collateral posted on repurchase agreements	$5,400,138	$3,920,706
Agency Securities Purchased	$240,573	$203,147
U.S. Treasury Securities Purchased	$155,857	$593,162
U.S. Treasury Securities Sold	$154,875	$814,265
(1)Interest on repurchase agreements, net was $245,846, $59,807 and $3,504, for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. See also, Note 6 - Repurchase Agreements, net, for transactions with BUCKLER.
Note 15 - Subsequent Events
Except as disclosed above, no subsequent events were identified through the date of issuance.

ARMOUR Residential REIT, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year that ended on December 31, 2023. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses identified below.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.

ARMOUR Residential REIT, Inc.

Based on management’s assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective due to the material weaknesses identified and described below. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page 75 of this Annual Report on Form 10-K.
Based on our evaluation, we have concluded that we have material weaknesses in each of the following areas:
Control Environment
We did not maintain an effective control environment based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with the control environment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) our commitment to integrity and ethical values; (ii) our Board demonstrating independence from management and exercising oversight of the development and performance of internal control; (iii) establishment, with Board oversight, of structures, reporting lines, and appropriate authorities and responsibilities in the pursuit of objectives; and (iv) demonstration of a commitment to attract, develop, and retain competent individuals in alignment with objectives.
Risk Assessment
We did not maintain effective risk assessment based on the criteria established in the COSO framework which resulted in deficiencies in principles associated with risk assessment. Specifically, this control deficiency constitutes a material weakness, relating to: considering the potential for fraud in assessing risks to the achievement of objectives.
Information and Communication
We did not generate and provide quality information and communication based on the criteria established in the COSO framework, which resulted in deficiencies in the principles associated with the information and communication component. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) internal communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control and (ii) communicating with external parties regarding matters affecting the functioning of internal control.
The following was a contributing factor to the material weaknesses in the control environment, risk assessment and information and communication:
Certain members of senior management and the Board did not maintain an appropriate tone at the top. Specifically, certain members of senior management and the Board engaged in inappropriate conduct during the course of the investigation of issues raised internally at the Company in late January 2024 that did not comport with the Company’s culture of compliance and Code of Business Conduct and Ethics, Whistleblower Policy and the Board’s Corporate Governance Guidelines. The tone set by these individuals was insufficient to create the proper environment for effective internal control over financial reporting, to ensure compliance with the Company’s policies, and to further the Company’s commitment to integrity and ethical values.
After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. However, these control deficiencies could have resulted in

ARMOUR Residential REIT, Inc.

material misstatements to the annual consolidated financial statements that would not have been prevented or detected on a timely basis.
Changes in Internal Control Over Financial Reporting
Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2023 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Remediation Plan and Status
With oversight and input from the Board, management has begun designing and implementing changes in processes and controls to remediate the material weaknesses and to enhance our internal control over financial reporting as noted below. Management and the Board, including the independent members of the Board, have begun to and are continuing to work to remediate the material weaknesses identified herein. While the Company expects to take other remedial actions, including tone at the top training, as described in more detail below, to date, the Company has streamlined the Company’s senior management structure such that the Company now has a single CEO and Vice Chair following the retirement of Jeffrey Zimmer, who will serve as an ex-officio, non-voting special advisor to the Board.
In addition, the Company plans to take the following actions to enhance its internal control over financial reporting and its corporate culture:
a.Cause ACM to instruct certain employees of ACM that their behavior during the investigation that contributed to the determination of the material weaknesses is not acceptable and will count against a two-strike policy, enter adverse written entries to such individuals’ human resources files and provide counseling to such individuals regarding how to comport themselves in the future;
b.Revise the Company’s Whistleblower Policy to provide for an independent third-party whistleblower hotline, where complaints can be raised anonymously, without attribution (in addition to the existing avenue of anonymous reporting to the Company’s outside legal counsel);
c.Add a tone-at-the-top assessment to the internal audit function at the Company, as an area for regular examination and assessment, including certifications from senior management to confirm that each senior manager is aware of “tone-at-the-top” and that such individual has not witnessed any incidents of concern, or, if such an incident has occurred, that it has been dealt with appropriately;
d.Provide, and cause ACM to provide, regular (at least annual) training conducted by an independent, third-party consultant to all management level personnel regarding “tone-at-the-top,” and best practices to ensure a positive tone at the top, with Board members joining such sessions annually;
e.Host town hall meetings on a regular basis, where all Company and ACM personnel will be provided an opportunity to participate in an open discussion and contribute to determining agenda topics for future meetings.
Management believes the foregoing efforts will effectively remediate the material weaknesses described above. However, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. The Company is working to remediate the material weaknesses identified above as efficiently and effectively as possible. At this time, the Company cannot provide an estimate of the timing or costs expected to be incurred in connection with implementing this remediation plan.

ARMOUR Residential REIT, Inc.

As of the filing of this Form 10-K, the material weaknesses described above have not been remediated in full. The material weaknesses described above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.
Item 9B. Other Information

Completion of Special Committee’s Internal Investigation
As previously disclosed in the Company’s Form 12b-25 filed on March 1, 2024, the independent members of the Board of Directors of the Company formed a special committee (the “Special Committee”) comprised of certain of the independent directors to conduct an internal investigation of issues raised internally at the Company in late January 2024. The issues generally related, among other things, to (a) the appropriateness of reporting Distributable Earnings and Net Interest Margin (“NIM”), which are non-GAAP financial measures, in earnings releases and the Company’s public filings with the SEC and the methods of calculating such measures; (b) the Company’s considerations with respect to reviewing and evaluating its external manager, ARMOUR Capital Management LP (“ACM”) and (c) certain of the internal control over financial reporting and disclosure controls and procedures of the Company (the “Complaints”). The Special Committee, which promptly began its work in early February 2024, engaged outside counsel and an independent accounting firm (collectively, the "Advisors") to assist in the process.
The Special Committee has concluded its internal investigation. The Special Committee’s findings, which are summarized below, did not result in any changes to the Company’s previously announced preliminary unaudited results for the fourth quarter of 2023 or financial condition as of December 31, 2023, the preliminary unaudited results set forth in Attachment A to its 12b-25 filing, or the veracity of its previously issued financial statements.
The Special Committee found that:
1.The Company’s use and disclosure of Distributable Earnings and NIM, and the methods of calculating such measures, are appropriate. The Company nevertheless determined that because the Company's computation of NIM contains a non-GAAP financial measure, any reporting of NIM in this Annual Report on Form 10-K and in future press releases and SEC filings should include enhanced disclosures in accordance with applicable SEC guidance. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a revised presentation of certain information related to net interest income, including NIM.
2.The Company’s Board of Directors, Compensation Committee and Audit Committee followed an appropriate process in reviewing and evaluating the management agreement between ARMOUR and ACM, and the management fees paid to ACM. Regarding these matters, the independent directors were found to have complied with their fiduciary duties.
3.Internal issues that were raised concerning certain of the Company’s internal control over financial reporting and disclosure controls and procedures, which related to controls around Distributable Earnings and NIM disclosures; potential conflicts of interest involving the Co-CEOs and certain directors who are affiliated with ACM; and Board, and Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee oversight of such potential conflicts and certain investment activities of ACM undertaken on behalf of the Company, were not substantiated by the Special Committee’s review of the Company’s applicable policies, procedures, and practices.

ARMOUR Residential REIT, Inc.

As part of the Special Committee’s investigation, it also reviewed allegations concerning the Company’s “tone at the top.” The Special Committee found that certain members of senior management and the Board engaged in inappropriate conduct during the course of the Special Committee’s and its Advisors’ internal investigation that did not comport with the Company’s culture of compliance and Code of Business Conduct and Ethics, Whistleblower Policy and the Board’s Corporate Governance Guidelines. The tone set by these individuals was insufficient to create the proper environment for effective internal control over financial reporting, to ensure compliance with the Company’s policies, and to further the Company’s commitment to integrity and ethical values.
With oversight and input from the Board, management has begun designing and implementing changes in processes and controls to remediate the “tone at the top” issues described above, which the Company has determined amount to material weaknesses in internal control over financial reporting. Management and the Board, including the independent members of the Board, are committed to working to remediate these material weaknesses. While the Company expects to take other remedial actions, including regular training on “tone at the top,” to date, the Company has streamlined the Company’s senior management structure such that the Company now has a single CEO and Vice Chair.
In addition, the Company plans to take certain other actions to enhance its internal control over financial reporting and its corporate culture.
For more information about the material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 9A. Controls and Procedures, of this Form 10-K, which disclosure is incorporated herein by reference.
Chief Financial Officer Transition
On March 11, 2024, the Company appointed Gordon Harper, the Company’s Vice President of Finance and Controller, age 57, as Chief Financial Officer and Secretary to succeed James Mountain, who was removed as Chief Financial Officer and Secretary for reasons unrelated to the Special Committee’s investigation or its findings, effective on March 11, 2024. Mr. Harper will remain Controller of the Company and replace Mr. Mountain as the Company’s Principal Financial Officer.
A brief biography of Mr. Harper is provided in the Company’s definitive proxy statement for its 2023 annual meeting of stockholders, filed with the SEC on March 23, 2023 under the section titled, “ARMOUR’s Executive Officers,” which disclosure is incorporated by reference herein.
There are no arrangements or understandings between Mr. Harper and any other person pursuant to which Mr. Harper became Chief Financial Officer and Secretary of the Company, and Mr. Harper has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K. Mr. Harper has not engaged in any related party transactions with ARMOUR that are reportable under Item 404(a) of Regulation S-K.
Mr. Harper has not entered into, no material amendment has been made to, and no grant or award has been made to, Mr. Harper under any material plan, contract or arrangement of the Company in connection with his becoming Chief Financial Officer and Secretary. Mr. Harper will continue to participate in, and receive equity compensation awards under, the Company’s Third Amended and Restated 2009 Stock Incentive Plan, as he has done in his immediately preceding roles with the Company.
Retirement of Co-CEO
Effective March 15, 2024, Jeffrey Zimmer retired from his positions of Co-Chief Executive Officer, President, Vice Chair and director of the Company, which positions he held since November 2009. Going forward, he will serve as an ex-officio, non-voting special advisor to the Board of Directors of the Company.

ARMOUR Residential REIT, Inc.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
ARMOUR Residential REIT, Inc.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
Agency CMBS	Commercial mortgage backed securities.
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
AVM
AVM LP is a securities broker dealer, which we contract with for administering clearing and settlement services for our securities and derivative transactions, as well as assistance with financing transaction services such as repurchase financing.

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

CFO	Chief Financial Officer of ARMOUR, Gordon Harper
CFTC	U.S. Commodity Futures Trading Commission.
CME	Chicago Mercantile Exchange.
CEO	Chief Executive Officer of ARMOUR, Scott Ulm.
Code	The Internal Revenue Code of 1986.
Common Stock Repurchase Program	ARMOUR's common stock repurchase program originally authorized by our Board on December 17, 2012, as amended from time to time.
CPOs	Commodity pool operators.
CMOs	Collateralized mortgage obligations.
COVID-19	The Coronavirus pandemic.
CPR	Constant prepayment rate.
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

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
Federal Funds Rate	Federal Funds Effective Rate
FICC
Fixed Income Clearing Corporation. An agency that deals with the confirmation, settlement and delivery of fixed-income assets in the U.S. They ensure the systematic and efficient settlement of MBS and U.S. government securities.

FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
ARMOUR Residential REIT, Inc.

(1) Financial Statements
See Part II, Item 8 – Financial Statements and Supplementary Data. Reference is made to the Index to Consolidated Financial Statements that appears on page 73 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Financial Statement Notes, listed in the Index to Consolidated Financial Statements, which appear beginning on page 74 of this Annual Report on Form 10-K, are incorporated by reference to this Item 15.
(2) Financial Statement Schedules
All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits

Exhibit Number	Exhibit Index
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
3.10
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc., effective February 14, 2023 (incorporated by reference to Exhibit 3.10 to ARMOUR’s Annual Report on Form 10-K, filed February 15, 2023)

3.11
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 2, 2023)

ARMOUR Residential REIT, Inc.
Exhibits and Financial Statement Schedules (continued)

3.12
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 2, 2023)

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 †
4.2	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.3
Specimen 7.00% Series C Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.3 to ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on January 28, 2020)

10.1
ARMOUR Residential REIT, Inc.'s Third Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Appendix A to ARMOUR's Definitive Proxy Statement on Schedule 14A, filed April 1, 2021)

10.2
Fourth Amended and Restated Equity Sales Agreement, dated January 17, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to ARMOUR’s Current Report on Form 8-K, filed on January 17, 2023)

10.3
First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.4
Equity Sales Agreement, dated January 29, 2020, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley FBR, Inc. and BUCKLER Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on January 31, 2020)

10.5
Equity Sales Agreement, dated July 26, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 10.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on July 26, 2023)

10.6
Amendment No. 1, dated October 25, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc. and StockBlock Securities LLC (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by ARMOUR Residential REIT, Inc. with the SEC on October 25, 2023)

10.7
Eighth Amended and Restated Management Agreement, dated and effective as of February 14, 2023, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP †(incorporated by reference to Exhibit 10.2 to ARMOUR’s Annual Report on Form 10-K, filed on February 15, 2023)

23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††
97.1	ARMOUR Residential REIT, Inc. Policy Regarding the Mandatory Recovery of Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

ARMOUR Residential REIT, Inc.
Exhibits and Financial Statement Schedules (continued)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
ARMOUR Residential REIT, Inc.

None.

II-1
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 15, 2024	ARMOUR RESIDENTIAL REIT, INC.
/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Chief Executive Officer, Head of Risk Management and Vice Chairman	March 15, 2024
Scott J. Ulm	(Principal Executive Officer)

/s/ Gordon M. Harper	Chief Financial Officer, Controller and Secretary	March 15, 2024
Gordon M. Harper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman of the Board of Directors	March 15, 2024
Daniel C. Staton

/s/ Marc H. Bell	Director	March 15, 2024
Marc H. Bell

/s/ Z. Jamie Behar	Director	March 15, 2024
Z. Jamie Behar

/s/ Carolyn Downey	Director	March 15, 2024
Carolyn Downey

/s/ Robert C. Hain	Director	March 15, 2024
Robert C. Hain

/s/ John P. Hollihan, III	Director	March 15, 2024
John P. Hollihan, III

/s/ Stewart J. Paperin	Director	March 15, 2024
Stewart J. Paperin