Form 10-Q
period 2024-03-31
Armour Residential REIT, Inc.
filed 2024-04-25
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of April 24, 2024 was 48,751,806.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$221,297	$221,888
Cash collateral posted to counterparties	38,220	36,970
Investments in securities, at fair value
Agency Securities (including pledged securities of $10,304,605 ($6,167,891 with BUCKLER) at March 31, 2024 and $10,599,340 ($5,400,138 with BUCKLER) at December 31, 2023)	10,905,877	11,159,754
Receivable for unsettled sales (including pledged securities of $35,948 at March 31, 2024)	35,948	—
Derivatives, at fair value	959,727	877,412
Accrued interest receivable	46,209	47,111
Prepaid and other	1,020	1,260
Total Assets	$12,208,298	$12,344,395
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $4,865,218 and $4,667,483, respectively with BUCKLER)	$8,654,063	$9,647,982
Obligations to return securities received as collateral, at fair value	1,101,625	350,273
Cash collateral posted by counterparties	927,360	860,130
Payable for unsettled purchases	199,683	171,513
Derivatives, at fair value	3,328	5,036
Accrued interest payable- repurchase agreements (including $29,071 and $12,345, respectively with BUCKLER)	49,884	26,509
Accrued interest payable- U.S. Treasury Securities sold short	11,869	5,049
Accounts payable and other accrued expenses	13,373	6,719
Total Liabilities	$10,961,185	$11,073,211

Commitments and contingencies (Note 8 and Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($25.00 per share liquidation preference)	7	7
Common stock, $0.001 par value, 90,000 shares authorized; 48,752 shares and 48,799 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	49	49
Additional paid-in capital	4,317,875	4,318,155
Cumulative distributions to stockholders	(2,258,874)	(2,220,567)
Accumulated net loss	(811,944)	(826,460)
Total Stockholders’ Equity	$1,247,113	$1,271,184
Total Liabilities and Stockholders’ Equity	$12,208,298	$12,344,395
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2024	2023
Interest Income:
Interest Income (including $0 and $973, respectively with BUCKLER)	$141,480	$118,458
Interest expense (including $70,790 and $49,609, respectively with BUCKLER)	(136,149)	(106,245)
Net Interest Income	$5,331	$12,213
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	—	(7,471)
Gain (loss) on Agency Securities, trading	(137,749)	120,366
Gain (loss) on U.S. Treasury Securities	10,922	(11,854)
Gain (loss) on derivatives, net (1)	156,448	(134,400)
Total Other Income (Loss)	$29,621	$(33,359)
Expenses:
Management fees	9,803	9,244
Compensation	1,437	1,159
Other operating	10,846	1,460
Total Expenses	$22,086	$11,863
Less management fees waived	(1,650)	(1,650)
Total Expenses after fees waived	$20,436	$10,213
Net Income (Loss)	$14,516	$(31,359)
Dividends on preferred stock	(2,995)	(2,995)
Net Income (Loss) available (related) to common stockholders	$11,521	$(34,354)

Net Income (Loss)	$14,516	$(31,359)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	7,471
Net unrealized gain on available for sale Agency Securities	—	4,056
Other Comprehensive Income	—	11,527
Comprehensive Income (Loss)	$14,516	$(19,832)
Dividends on preferred stock	(2,995)	(2,995)
Comprehensive Income (Loss) available (related) to common stockholders	$11,521	$(22,827)

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$0.24	$(0.95)
Diluted	$0.24	$(0.95)
Dividends declared per common share	$0.72	$1.40
Weighted average common shares outstanding:
Basic	48,770	36,917
Diluted	48,988	36,917
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain (loss) on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, December 31, 2022	6,847	32,582	$7	$33	$3,874,757	$(1,992,361)	$(758,537)	$(11,527)	1,112,372
Comprehensive income (loss)	—	—	—	—	—	—	(31,359)	11,527	(19,832)
Issuance of common stock, net	—	5,973	—	6	181,199	—	—	—	181,205
Stock based compensation, net of withholding requirements	—	14	—	—	692	—	—	—	692
Common stock repurchased	—	(169)	—	—	(4,305)	—	—	—	(4,305)
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(52,004)	—	—	(52,004)
Balance, March 31, 2023	6,847	38,400	$7	$39	$4,052,343	$(2,047,360)	$(789,896)	$—	$1,215,133

Balance, December 31, 2023	6,847	48,799	$7	$49	$4,318,155	$(2,220,567)	$(826,460)	$—	$1,271,184
Comprehensive income	—	—	—	—	—	—	14,516	—	14,516
Issuance of common stock, net	—	1	—	—	11	—	—	—	11
Stock based compensation, net of withholding requirements	—	22	—	—	1,053	—	—	—	1,053
Common stock repurchased	—	(70)	—	—	(1,344)	—	—	—	(1,344)
Preferred stock dividends	—	—	—	—	—	(2,995)	—	—	(2,995)
Common stock dividends	—	—	—	—	—	(35,312)	—	—	(35,312)
Balance, March 31, 2024	6,847	48,752	$7	$49	$4,317,875	$(2,258,874)	$(811,944)	$—	$1,247,113
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net Income (Loss)	$14,516	$(31,359)
Adjustments to reconcile net income (loss) to net cash and cash collateral posted to counterparties provided by operating activities:
Net amortization of premium on Agency Securities	436	1,122
Net amortization of U.S. Treasury Securities	—	132
Realized loss on sale of Agency Securities, available for sale	—	7,471
(Gain) Loss on Agency Securities, trading	137,749	(120,366)
(Gain) Loss on U.S. Treasury Securities	(10,922)	11,854
Stock based compensation	1,053	692
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable	914	(21,424)
(Increase) Decrease in prepaid and other assets	240	(4,889)
Change in derivatives, at fair value	(84,023)	184,119
Increase in accrued interest payable- repurchase agreements	23,375	19,735
Increase in accrued interest payable- U.S. Treasury Securities sold short	6,820	5,242
Increase in accounts payable and other accrued expenses	6,654	1,890
Net cash and cash collateral posted to counterparties provided by operating activities	$96,812	$54,219
Cash Flows From Investing Activities:
Purchases of Agency Securities (includes $232,478 and $57,039 with BUCKLER, respectively)	(422,542)	(5,317,154)
Purchases of U.S. Treasury Securities (includes $0 and $155,857 with BUCKLER, respectively)	(97,003)	(619,373)
Principal repayments of Agency Securities	182,548	148,523
Proceeds from sales of Agency Securities	347,896	1,052,878
Proceeds from sales of U.S. Treasury Securities (includes $0 and $154,875 with BUCKLER, respectively)	859,277	613,852
Disbursements on reverse repurchase agreements (includes $(1,805,375) and $(24,678) with BUCKLER, respectively)	(2,425,876)	(24,678)
Receipts from reverse repurchase agreements (includes $1,254,000 and $224,579 with BUCKLER, respectively)	1,667,250	224,579
Increase in cash collateral posted by counterparties	67,230	(110,089)
Proceeds from subordinated loan due from BUCKLER	—	105,000
Net cash and cash collateral posted to counterparties provided by (used in) investing activities	$178,780	$(3,926,462)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	1	181,205
Proceeds from repurchase agreements (including $13,324,607 and $16,786,834, respectively with BUCKLER)	23,129,610	27,517,265
Principal repayments on repurchase agreements (including $(12,575,496) and $(15,003,184), respectively with BUCKLER)	(23,364,903)	(23,625,686)
Series C Preferred stock dividends paid	(2,995)	(2,995)
Common stock dividends paid	(35,302)	(52,004)
Common stock repurchased	(1,344)	(4,305)
Net cash and cash collateral posted to counterparties provided by (used in) financing activities	$(274,933)	$4,013,480
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023

Net increase in cash and cash collateral posted to counterparties	659	141,237
Cash and cash collateral posted to counterparties - beginning of period	258,858	118,090
Cash and cash collateral posted to counterparties - end of period	$259,517	$259,327
Supplemental Disclosure:
Cash paid during the period for interest	$136,718	$107,680
Non-Cash Investing Activities:
Receivable for unsettled sales	$35,948	$—
Payable for unsettled purchases	$(199,683)	$—
Net unrealized gain (loss) on available for sale Agency Securities	$—	$4,056
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations
References to "we," "us," "our," or the "Company" are to ARMOUR Residential REIT, Inc. ("ARMOUR") and its subsidiaries. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.
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
At March 31, 2024 and December 31, 2023, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.
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
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At March 31, 2024 and December 31, 2023, we had $1,112,563 ($905,313 of which were with BUCKLER) and $353,937 (all of which were with BUCKLER), respectively, in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At March 31, 2024 and December 31, 2023, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $1,101,625 and $350,273, respectively.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Revenue Recognition
Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. We record interest payable for interest received on securities sold during the period between the trade date and settlement date and interest receivable for purchases during the period between the trade date and settlement date. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Purchase and sale transactions (including TBA Agency Securities) are recorded on the trade date to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from sales of available for sale securities are reclassified into income from Comprehensive Income (Loss) and are determined using the specific identification method.
Interest income on U.S. Treasury Securities is recognized based on their unpaid principal amounts and their contractual terms. Recognition of interest income commences on the settlement date of the purchase transaction and continues through the settlement date of the sale transaction.
Comprehensive Income (Loss)
Comprehensive Income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

March 31, 2024	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$10,905,877	$—	$10,905,877
Derivatives	$—	$959,727	$—	$959,727
Liabilities at Fair Value:
Derivatives	$—	$3,328	$—	$3,328

December 31, 2023	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$11,159,754	$—	$11,159,754
Derivatives	$—	$877,412	$—	$877,412
Liabilities at Fair Value:
Derivatives	$—	$5,036	$—	$5,036
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2024 or for the year ended December 31, 2023.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables, borrowings under repurchase agreements, net and obligations to return securities received as collateral, which are presented in our consolidated financial statements at cost, which approximates

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at March 31, 2024 and December 31, 2023.
Note 5 - Investments in Securities
As of March 31, 2024 and December 31, 2023, our securities portfolio consisted of $10,905,877 and $11,159,754 of investment securities, at fair value, respectively. We also had $0 and $305,039 of TBA Agency Securities, at fair value, which were reported at net carrying value of $(175) and $1,816, respectively, at March 31, 2024 and December 31, 2023. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at March 31, 2024 and December 31, 2023.

March 31, 2024	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities, trading	$11,195,462	$11,164,626	$(275,166)	$16,417	$10,905,877

December 31, 2023
Agency Securities, trading	11,278,161	11,283,380	(176,660)	53,034	11,159,754
The following table summarizes the weighted average lives of our investments in securities at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
≥ 1 year and < 3 years	—	—	202,508	195,904
≥ 3 years and < 5 years	433,799	428,438	2,757,464	2,747,842
≥ 5 years	10,472,078	10,736,188	8,199,782	8,339,634
Totals	$10,905,877	$11,164,626	$11,159,754	$11,283,380
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at March 31, 2024 and December 31, 2023 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements, net
At March 31, 2024, we had active MRAs with 31 counterparties and had $8,654,063 in outstanding borrowings with 14 of those counterparties. At December 31, 2023, we had MRAs with 39 counterparties and had $9,647,982 in outstanding borrowings with 14 counterparties.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at March 31, 2024 and December 31, 2023. Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2024, the average haircut percentage was 2.90% compared to 2.74% at December 31, 2023. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

March 31, 2024	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days (1)	$6,287,337	5.49%	19
> 30 days to ≤ 90 days	2,366,726	5.47%	35
Total or Weighted Average	$8,654,063	5.48%	24
(1)Net of reverse repurchase agreements of $1,112,563 ($905,313 of which were with BUCKLER). Obligations to return securities received as collateral of $1,101,625 associated with the reverse repurchase agreements are all due within 30 days.

December 31, 2023	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days (1)	$9,647,982	5.54%	12
Total or Weighted Average	$9,647,982	5.54%	12
(1)Net of reverse repurchase agreements of $353,937 (all of which were with BUCKLER). Obligations to return securities received as collateral of $350,273 associated with the reverse repurchase agreements all matured in January 2024.
The following table presents information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at March 31, 2024 and December 31, 2023.

March 31, 2024				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$1,112,563	$(1,112,563)	$—	$—	$—	$—
Totals	$1,112,563	$(1,112,563)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(9,766,626)	$1,112,563	$(8,654,063)	$8,654,063	$—	$—
Totals	$(9,766,626)	$1,112,563	$(8,654,063)	$8,654,063	$—	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

December 31, 2023				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$353,937	$(353,937)	$—	$—	$—	$—
Totals	$353,937	$(353,937)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(10,001,919)	$353,937	$(9,647,982)	$9,647,982	$—	$—
Totals	$(10,001,919)	$353,937	$(9,647,982)	$9,647,982	$—	$—
(1)The fair value of securities pledged against our repurchase agreements was $10,304,605 and $10,599,340 at March 31, 2024 and December 31, 2023, respectively.
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
At March 31, 2024 and December 31, 2023, BUCKLER accounted for 56.2% and 48.4%, respectively, of our aggregate borrowings and had an amount at risk of 9.4% and 8.1%, respectively, of our total stockholders' equity with a weighted average maturity of 27 days and 12 days, respectively, on repurchase agreements, net (see Note 14 - Related Party Transactions).
In addition, at March 31, 2024, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 21.0% of our repurchase agreement borrowings outstanding at March 31, 2024. At December 31, 2023, we had 4 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 27.2% of our repurchase agreement borrowings at December 31, 2023.
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
We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by ISDA. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty. A decline in the value of the open positions with the counterparty could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. An event of default or termination event under the standard ISDA would give our counterparty to the applicable agreement the right to terminate the agreement. In addition, certain of our ISDAs contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at March 31, 2024 and December 31, 2023.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2024
Interest rate swap contracts (2)	$959,586	$(3,012)	$(888,814)	$67,760
TBA Agency Securities	141	(141)	—	—
Totals	$959,727	$(3,153)	$(888,814)	$67,760

December 31, 2023
Interest rate swap contracts (2)	$875,596	$(5,036)	$(821,089)	$49,471
TBA Agency Securities	1,816	(1,816)	—	—
Totals	$877,412	$(6,852)	$(821,089)	$49,471
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $18,781 and $6,104 of centrally-cleared interest rate swap contracts, respectively.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2024
Interest rate swap contracts (2)	$(3,012)	$3,012	$—	$—
TBA Agency Securities	(316)	141	(327)	(502)
Totals	$(3,328)	$3,153	$(327)	$(502)

December 31, 2023
Interest rate swap contracts (2)	$(5,036)	$5,036	$—	$—
TBA Agency Securities	—	1,816	(2,070)	(254)
Totals	$(5,036)	$6,852	$(2,070)	$(254)
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(3,012) and $(5,036) of centrally-cleared interest rate swap contracts, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and March 31, 2023.

	Income (Loss) Recognized
	For the Three Months Ended March 31,
Derivatives	2024	2023
Interest rate swap contracts (1)	$160,709	$(126,414)
Futures contracts	—	(10,829)
TBA Agency Securities	(4,261)	2,843
Total Gain on Derivatives, net	$156,448	$(134,400)
(1)Includes $25,046 and $(29,096) of centrally-cleared interest rate swap contracts for the three months ended March 31, 2024 and March 31, 2023, respectively.
The following tables present information about our derivatives at March 31, 2024 and December 31, 2023. We did not have any TBA Agency Securities at March 31, 2024.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
March 31, 2024
< 3 years	$1,859,000	24	2.34%
≥ 3 years and < 5 years	550,000	38	1.06%
≥ 5 years and < 7 years	3,202,000	77	0.79%
≥ 7 years	1,575,000	104	2.37%
Total or Weighted Average (2)	$7,186,000	66	1.56%

December 31, 2023
< 3 years	$1,102,000	18	1.60%
≥ 3 years and < 5 years	1,207,000	45	2.06%
≥ 5 years and < 7 years	1,952,000	75	0.58%
≥ 7 years	2,525,000	95	1.56%
Total or Weighted Average (3)	$6,786,000	68	1.37%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $1,875,000 notional are SOFR based swaps, the last of which matures in 2034; and $5,311,000 notional are Fed Funds based swaps, the last of which matures in 2032. Of this amount, $1,675,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2034.
(3)Of this amount, $1,475,000 notional are SOFR based swaps, the last of which matures in 2033; and $5,311,000 notional are Fed Funds based swaps, the last of which matures in 2032. Of this amount, $1,275,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2033.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2023
30 Year Long, 6.0%	300,000	303,223	305,039
Totals (1)	$300,000	$303,223	$305,039

Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2024, the effective management fee, prior to management fees waived, was 0.93% based on gross equity raised of $4,230,648.
During each of the three months ended March 31, 2024, and March 31, 2023 ACM voluntarily waived management fees of $1,650. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
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
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of March 31, 2024, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
Remainder of 2024	29,422
2025	39,230
2026	39,230
2027	39,230
2028	39,230
2029	39,230
Total	$225,572
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2024 and December 31, 2023.
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
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2024, there were 228 shares available for future issuance under the Plan.
Transactions related to awards for the three months ended March 31, 2024 are summarized below:

	March 31, 2024
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	298	$38.21
Vested	(25)	$44.12
Forfeited	(55)	$29.65
Unvested RSU Awards Outstanding end of period	218	$39.68

At March 31, 2024, there was approximately $8,637 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $39.68 per share), which we expect to recognize as an expense as follows: for the

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

remainder of 2024 an expense of $4,092, in 2025 an expense of $1,987, and thereafter an expense of $2,558. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at March 31, 2024 and December 31, 2023.

Cumulative Distributions to Stockholders	March 31, 2024	December 31, 2023
Preferred dividends	$159,804	$156,809
Common stock dividends	2,099,070	2,063,758
Totals	$2,258,874	$2,220,567
Preferred Stock
At March 31, 2024 and December 31, 2023, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At March 31, 2024, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share are designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remain available for designation as future series.
At March 31, 2024 and December 31, 2023, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. At March 31, 2024 and December 31, 2023, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. We did not sell any shares under the Preferred C ATM Sales Agreement during the three months ended March 31, 2024. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 3,153 at March 31, 2024 and December 31, 2023.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the three months ended March 31, 2024.
Common Stock
At March 31, 2024 and December 31, 2023, we were authorized to issue up to 90,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 48,752 and 48,799 shares of common stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively.
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
On July 26, 2023 we entered into a new Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent. During the year ended December 31, 2023, we sold 3,328 shares under this agreement for proceeds of $82,100, net of issuance costs and commissions of approximately $903. We did not sell any shares under this agreement during the three months ended March 31, 2024.
During the three months ended March 31, 2024, we issued 1 common share under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $11.
Common Stock Repurchase Program
 At March 31, 2024 and December 31, 2023, there were 2,217 and 2,287 authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). During the three months ended March 31, 2024, we repurchased 70 common shares under this authorization for a cost of $(1,344). Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules.

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
Equity Capital Activities
The following tables present our equity transactions for the three months ended March 31, 2024 and for the year ended December 31, 2023.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
March 31, 2024
DRIP shares issued	January 25, 2024-March 28, 2024	1	$19.38	$11
Common stock repurchased	January 22, 2024-January 25, 2024	(70)	$19.31	$(1,344)

December 31, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - July 12, 2023	13,305	$27.66	$367,997
2023 Common stock ATM Sales Agreement	July 26, 2023 - September 29, 2023	3,328	$24.66	$82,100
DRIP shares issued	July 25, 2023 - September 29, 2023	3	$19.71	$51
Common stock repurchased	March, May and September, October and November	(477)	$20.80	$(9,935)
(1)Weighted average price
Dividends
On April 29, 2024, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid to holders of record on April 15, 2024. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable May 28, 2024 to holders of record on May 15, 2024 and payable June 27, 2024 to holders of record on June 15, 2024.
On April 29, 2024, a cash dividend of $0.24 per outstanding common share, or $11,756 in the aggregate, will be paid to holders of record on April 15, 2024. We have also declared a cash dividend of $0.24 per outstanding common share payable May 28, 2024 to holders of record on May 15, 2024.
The following table presents our Series C Preferred Stock dividend transactions for the three months ended March 31, 2024.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2024	January 29, 2024	$0.14583	$998.5
February 15, 2024	February 27, 2024	$0.14583	998.5
March 15, 2024	March 27, 2024	$0.14583	998.5
Total dividends paid			$2,995.5

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our common stock dividend transactions for the three months ended March 31, 2024.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2024	January 30, 2024	$0.24	$11,787
February 15, 2024	February 28, 2024	$0.24	11,770
March 15, 2024	March 28, 2024	$0.24	11,755
Total dividends paid			$35,312
Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$14,516	$(31,359)
Less: Preferred dividends	(2,995)	(2,995)
Net Income (Loss) related to common stockholders	$11,521	$(34,354)

Weighted average common shares outstanding – basic	48,770	36,917
Add: Effect of dilutive non-vested awards, assumed vested	218	—
Weighted average common shares outstanding – diluted	48,988	36,917
For the three months ended March 31, 2023 1,744 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three months ended March 31, 2024 and March 31, 2023.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2024	2023
Comprehensive Income (Loss)	$14,516	$(19,832)
Less: Preferred dividends	(2,995)	(2,995)
Comprehensive Income (Loss) related to common stockholders	$11,521	$(22,827)
Comprehensive Income (Loss) per share related to common stockholders:
Basic	$0.24	$(0.60)
Diluted	$0.24	$(0.60)
Weighted average common shares outstanding:
Basic	48,770	36,917
Add: Effect of dilutive non-vested awards, assumed vested	218	—
Diluted	48,988	36,917
For the three months ended March 31, 2023, 1,744 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Income (Loss) related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 13 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023
GAAP net income (loss)	$14,516	$(31,359)
Book to tax differences:
TRS (income) loss	41	(17)
Premium amortization expense	—	(1)
Agency Securities	137,749	(112,894)
U.S. Treasury Securities	(10,922)	11,854
Changes in interest rate contracts	(97,737)	182,140
Amortization of deferred hedging costs	(21,378)	(30,368)
Amortization of deferred Treasury Future gains	4,597	5,815
Other	644	296
Estimated REIT taxable income	$27,510	$25,466
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2024 and December 31, 2023, we had approximately $(228,407) and $(247,349), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2034. At March 31, 2024, we had $257,341 of net operating loss carryforwards available for use indefinitely.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Net capital losses realized	Amount	Available to offset capital gains through
2019	$(13,819)	2024
2021	$(15,606)	2026
2022	$(732,477)	2027
2023	$(472,002)	2028
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2024 by approximately $97,170, or approximately $1.99 per common share (based on the 48,752 common shares then outstanding). State and federal tax returns for the years 2019 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three months ended March 31, 2024 and March 31, 2023 were $38,307 and $54,999, respectively.
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
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023
ARMOUR management fees	$9,807	$9,229
Less management fees waived	(1,650)	(1,650)
Total management fee expense	$8,157	$7,579
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three months ended March 31, 2024 and March 31, 2023, we reimbursed ACM $38 and $235, respectively, for other expenses incurred on our behalf. In 2020, 2021 and 2022, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2020, 2021 and 2023, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $93 and $141 for the three months ended March 31, 2024 and March 31, 2023, respectively.
BUCKLER
At March 31, 2024, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreement, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER. The value of the investment was $337 at March 31, 2024 and $382 at December 31, 2023, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may, under certain circumstances, cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below). For each of the three months ended March 31, 2024 and March 31, 2023, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement.
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
This arrangement replaced the prior $105,000 subordinated loan, which was to mature on May 1, 2025. In March 2023, BUCKLER, at its option after obtaining regulatory approval, repaid all of the principal amount of the loan. The loan had a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three months ended March 31, 2024 and March 31, 2023, the Company earned $0 and $973 of interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the three months ended March 31, 2024.
With BUCKLER as the agent, we repurchased 70 common shares under the current repurchase authorization which cost $1,344, including commissions of approximately $11, to BUCKLER during the three months ended March 31, 2024 (see Note 10 - Stockholders' Equity).
The table below summarizes other transactions with BUCKLER for the three months ended March 31, 2024 and for the year ended December 31, 2023.

Transactions with BUCKLER	March 31, 2024	December 31, 2023
Repurchase agreements, net (1)	$4,865,218	$4,667,483
Collateral posted on repurchase agreements	$6,167,891	$5,400,138
Agency Securities Purchased	$232,478	$240,573
U.S. Treasury Securities Purchased	$—	$155,857
U.S. Treasury Securities Sold	$—	$154,875
(1)Interest on repurchase agreements, net was $70,790 and $49,609 for the three months ended March 31, 2024 and March 31, 2023, respectively. See also, Note 6 - Repurchase Agreements, net for transactions with BUCKLER.
Note 15 - Subsequent Events
Except as disclosed above, no subsequent events were identified through the date of filing this Quarterly Report of Form 10-Q.

                                                       27
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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our Reverse Stock Split. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.
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

At March 31, 2024 and December 31, 2023, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist of fixed rate loans. From time to time we have also invested in U.S. Treasury Securities and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Factors that Affect our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by various factors, many of which are beyond our control, including, among other things, our net interest income, the market value of our assets and the supply of and demand for such assets. Recent events, such as those discussed below, can affect our business in ways that are difficult to predict and may produce results outside of typical operating variances. Our net interest income varies primarily as a result of changes in interest rates, borrowing costs and prepayment speeds, the behavior of which involves various risks and uncertainties. We currently invest primarily in Agency Securities, for which the principal and interest payments are guaranteed by a GSE or other government agency. From time to time, we also invest in U.S. Treasury Securities and money market instruments subject to certain income tests we must satisfy for our qualification as a REIT. We expect our investments to be subject to risks arising from prepayments resulting from existing home sales, financings, delinquencies and foreclosures. We are exposed to changing mortgage spreads, which could result in declines in the fair value of our investments. Our asset selection, financing and hedging strategies are designed to work together to generate current net interest income while moderating our exposure to market volatility.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

•the requirements to qualify for an exclusion under the 1940 Act and other regulatory and accounting policies related to our business.
Management
See Note 8 and Note 14 to the consolidated financial statements.
Market and Interest Rate Trends and the Effect on our Securities Portfolio
Federal Reserve Actions
On March 20, 2024, the Fed kept its target range for the Federal Funds Rate unchanged at 5.25% to 5.50%. The Fed stated that the risks to achieving its employment and inflation goals are moving into better balance and in considering any adjustments to the target range for the Federal Funds Rate, the Fed will carefully assess incoming data, the evolving outlook, and the balance of risks. The Fed further stated that it does not expect it will be appropriate to reduce the target range for the Federal Funds Rate until it has gained greater confidence that inflation is moving sustainably toward 2%.
The Fed also stated that it will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities as described in its previously announced plans and that it will reinvest into agency MBS the amount of principal payments from the Fed's holdings of agency debt and agency MBS received in each calendar month that exceeds a cap of $35 billion per month. The Fed further indicated that it will roll over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $60 billion per month.
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
Below is the Fed's target range for the Fed Funds Rate at each Fed meeting where a change was made since the beginning of 2023.

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
The following graph shows the effective Fed Funds Rate as compared to SOFR on a monthly basis from March 31, 2022 to March 31, 2024.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

and accordingly, may perform somewhat differently. While we expect our TBA Agency Securities short positions to perform well compared to our related mortgage securities, there can be no assurance as to their relative performance.
Results of Operations

	For the Three Months Ended March 31,
	2024	2023
Net Interest Income	$5,331	$12,213
Total Other Income (Loss)	29,621	(33,359)
Total Expenses after fees waived	(20,436)	(10,213)
Net Income (Loss)	$14,516	$(31,359)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	7,471
Net unrealized gain on available for sale Agency Securities	—	4,056
Other Comprehensive Loss	—	11,527
Comprehensive Income (Loss)	$14,516	$(19,832)
Net Income for the three months ended March 31, 2024 compared to the net loss for the three months ended March 31, 2023 reflected interest income from a larger average securities portfolio, offset by higher interest rates applicable to repurchase agreements and the larger average securities portfolio, gains from our derivatives and higher expenses due to the costs associated with the previously disclosed Special Committee internal investigation. Information about this investigation and the findings are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the heading, “Item 9B. Other Information.”

Net interest income is a function of the size of and yield earned from our investment portfolio and the size of and cost of our repurchase and other financing costs.

	For the Three Months Ended March 31,
	2024	2023
Interest Income	$141,480	$118,458
Interest Expense	(136,149)	(106,245)
Net Interest Income	$5,331	$12,213
Beginning in the fourth quarter of 2023, we made changes to the presentation of certain information related to net interest income, including Net Interest Margin. As a result the Net Interest Margin information presented prior to the fourth quarter of 2023 is not comparable to the items shown in the table below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table details the factors impacting our net interest income for three months ended March 31, 2024 and March 31, 2023.

For the Three Months Ended March 31, 2024:	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	139,923	11,381,407	4.92%
Cash Equivalents & Treasury Securities	1,557	183,525	3.39%
Total Interest Income/Average Interest Earning Assets	141,480	11,564,932	4.89%

Interest-bearing Liabilities:
Repurchase Agreements	(127,350)	9,111,334	(5.59)%
Treasury Securities Sold Short	(8,798)	1,039,669	(3.39)%
Total Interest Expense/Average Interest Bearing Liabilities	(136,149)	10,151,003	(5.36)%
Net Interest Income/Net Interest Spread	5,331		(0.47)%
Net Yield on Interest Earning Assets			0.18%

For the Three Months Ended March 31, 2023:	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	115,325	10,315,070	4.47%
Cash Equivalents & Treasury Securities	2,160	247,157	3.50%
Subordinated Loan to BUCKLER	973	92,167	4.22%
Total Interest Income/Average Interest Earning Assets	118,458	10,654,394	4.45%

Interest-bearing Liabilities:
Repurchase Agreements	(101,003)	8,584,970	(4.71)%
Treasury Securities Sold Short	(5,242)	505,358	(4.15)%
Total Interest Expense/Average Interest Bearing Liabilities	(106,245)	9,090,328	(4.68)%
Net Interest Income/Net Interest Spread	12,213		(0.23)%
Net Yield on Interest Earning Assets			0.46%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.
Other Income (Loss)

	For the Three Months Ended March 31,
	2024	2023
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	$—	$(7,471)
Gain (loss) on Agency Securities, trading	(137,749)	120,366
Gain (loss) on U.S. Treasury Securities	10,922	(11,854)
Gain (loss) on derivatives, net	156,448	(134,400)
Total Other Income (Loss)	$29,621	$(33,359)
Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
•During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
•Gain (Loss) on Agency Securities, trading, includes changes in fair value of the securities as well as the gain (loss) on sales. For the three months ended March 31, 2024, the change in fair value of the securities was $(135,123) compared to $290,521 for the three months ended March 31, 2023. During the three months ended March 31, 2024, we sold $347,896 (including $35,948 of receivables for unsettled sales) of Agency Securities, trading, compared to $862,947 during the three months ended March 31, 2023, resulting in realized losses of $(2,626) and $(170,155), respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

•Gain (Loss) on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the loss on sales. For the three months ended March 31, 2024 and March 31, 2023, the change in fair value of the securities was $15,133 and $(6,465), respectively. For the three months ended March 31, 2024, we sold short $97,004 of U.S. Treasury Securities resulting in realized loss of $(4,211). For the three months ended March 31, 2023, we sold $(613,852) of U.S. Treasury Securities resulting in a loss of $(5,389).
•Gain on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance increased from $6,786,000 at December 31, 2023 to $7,186,000 at March 31, 2024.

	For the Three Months Ended March 31,
	2024	2023
Expenses:
Management fees	$9,803	$9,244
Compensation	1,437	1,159
Other operating	10,846	1,460
Total Expenses	$22,086	$11,863
Less management fees waived	(1,650)	(1,650)
Total Expenses after fees waived	$20,436	$10,213
Expenses
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2024 and March 31, 2023, the effective management fee, prior to management fees waived, was 0.93% and 0.94% based on gross equity raised of $4,230,648 and $3,965,947, respectively. During each of the three months ended March 31, 2024 and March 31, 2023 ACM voluntarily waived management fees of $1,650 (see Note 14 - Related Party Transactions).
Compensation includes non-executive director compensation as well as the restricted stock units awarded to our Board and executive officers directly or through ACM. The fluctuation from year to year is due to the number of awards vesting.

Other Operating expenses include:
•For the three months ended March 31, 2024, other expenses included $9,010 of expenses related the Special Committee internal investigation.
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
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2024 and December 31, 2023, we had approximately $(228,407) and $(247,349), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2034. At March 31, 2024, we had $257,341 of net operating loss carryforwards available for use indefinitely. For 2024, we forecast that estimated ordinary REIT taxable income will be positive. This would likely result in Series C Preferred Stock dividends for 2024 being treated as fully taxable ordinary income. Common stock dividends for 2024 are expected to partially be treated as taxable ordinary income.
Comprehensive Income (Loss)
Comprehensive Income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders (see Note 12 to the consolidated financial statements).
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

TBA Agency Securities:
We account for TBA Agency Securities as derivative instruments if it is reasonably possible that we will not take or make physical delivery of the Agency Security upon settlement of the contract. TBA Agency Securities are forward contracts for the purchase (“long position”) or sale (“short position”) of Agency Securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency Securities delivered pursuant to the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We estimate the fair value of TBA Agency Securities based on similar methods used to value our Agency Securities. TBA Agency Securities are included in the table below on a gross basis, as applicable, since they can be used to establish and finance portfolio positions in Agency Securities.
The tables below summarize certain characteristics of our investments in securities at March 31, 2024 and December 31, 2023.

March 31, 2024	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
3.0%	288,176	250,517	(1,586)	248,931	2.6%	337	2.3%
3.5%	1,160,325	1,137,048	(94,785)	1,042,263	4.8%	337	9.6%
4.0%	1,110,919	1,104,040	(70,871)	1,033,169	4.6%	338	9.5%
4.5%	1,039,919	1,030,668	(38,762)	991,906	3.7%	340	9.1%
5.0%	1,599,414	1,589,359	(22,379)	1,566,980	3.4%	344	14.4%
5.5%	3,071,657	3,084,775	(15,310)	3,069,465	4.5%	348	28.1%
6.0%	2,366,231	2,407,387	(9,886)	2,397,501	6.4%	347	22.0%
6.5%	210,991	216,221	413	216,634	4.8%	356	2.0%
Other Agency Securities
Agency CMBS	$347,830	$344,611	$(5,583)	$339,028	n/a	111	3.0%
Total Agency Securities	$11,195,462	$11,164,626	$(258,749)	$10,905,877			100.0%
(1)Weighted average CPR during the quarter for the securities owned at March 31, 2024. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

December 31, 2023	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
3.5%	1,181,289	1,157,554	(70,416)	1,087,138	3.7%	340	9.5%
4.0%	1,130,222	1,123,331	(49,895)	1,073,436	4.5%	341	9.4%
4.5%	1,054,481	1,045,143	(21,283)	1,023,860	3.8%	343	8.9%
5.0%	1,620,054	1,609,875	(1,517)	1,608,358	4.0%	347	14.0%
5.5%	3,280,469	3,294,740	10,566	3,305,306	4.3%	351	28.8%
6.0%	2,416,172	2,458,340	2,515	2,460,855	5.3%	350	21.5%
6.5%	52,896	54,259	566	54,825	6.0%	348	0.4%
Other Agency Securities
Agency CMBS	$542,578	$540,138	$5,838	$545,976	n/a	115	4.8%
Total Agency Securities	$11,278,161	$11,283,380	$(123,626)	$11,159,754	4.2%	336	97.3%
TBA Agency Securities
30 Year Long, 6.0% (2)	$300,000	$303,223	$1,816	$305,039	n/a	n/a	2.7%
Total Investments in Securities	$11,578,161	$11,586,603	$(121,810)	$11,464,793	n/a	n/a	100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2023. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $1,816, at December 31, 2023 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following tables summarize changes in our investments in securities as of March 31, 2024 and December 31, 2023, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	Trading Securities
	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
March 31, 2024
Balance, December 31, 2023	$11,159,754	$—	$(355,322)
Purchases (1)	450,700	—	97,003
Proceeds from sales	(347,896)	—	(859,277)
Receivable for unsettled sales	(35,948)	—	—
Principal repayments	(182,548)	—	—
Gains (losses)	(137,749)	—	10,922
Accrued interest payable	—	—	(6,820)
Amortization of purchase premium	(436)	—	—
Balance, March 31, 2024	$10,905,877	$—	$(1,113,494)
Percentage of Portfolio	100.00%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

	Available for Sale Securities	Trading Securities
December 31, 2023	Agency	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Purchases (1)	—	10,106,910	624,039	841,709
Proceeds from sales	(189,931)	(6,100,661)	(618,520)	(651,621)
Principal repayments	(1,997)	(801,161)	—	—
Gains (losses)	4,056	(52,665)	(5,388)	(37,705)
Accrued interest payable	—	—	—	(1,631)
Amortization of purchase premium	(72)	(3,316)	(131)	—
Balance, December 31, 2023	$—	$11,159,754	$—	$(355,322)
Percentage of Portfolio	—%	100.00%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Fed Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 14 of which had open repurchase agreements with us at March 31, 2024 and December 31, 2023. We had outstanding balances under our repurchase agreements, net at March 31, 2024 and December 31, 2023 of $8,654,063 and $9,647,982, respectively, consistent with the increase in our MBS in our securities portfolio. At March 31, 2024 and December 31, 2023, BUCKLER accounted for 56.2% and 48.4%, respectively, of our aggregate borrowings and had an amount at risk of 9.4% and 8.1%,

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

respectively, of our total stockholders' equity with a weighted average maturity of 27 days and 12 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2024, the average haircut percentage was 2.90% compared to 2.74% at December 31, 2023.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Fed Funds Rate or SOFR. We had contractual commitments under derivatives at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, we had derivatives with a net fair value of $956,399 and $872,376, respectively (see Note 7 to the consolidated financial statements).
At March 31, 2024, we had interest rate swap contracts with an aggregate notional balance of $7,186,000, a weighted average swap rate of 1.56% and a weighted average term of 66 months. At December 31, 2023, we had interest rate swap contracts with an aggregate notional balance of $6,786,000, a weighted average swap rate of 1.37% and a weighted average term of 68 months. We also had TBA Agency Securities with an aggregate notional balance of $0 and $300,000 at March 31, 2024 and December 31, 2023, respectively (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the three months ended March 31, 2024 and for the year ended December 31, 2023.

Interest Swap Contracts	Three Months Ended March 31, 2024	For the Year Ended December 31, 2023
Net Balance, beginning of period	$870,560	$983,659
Net interest rate swap contract payments paid (received)	(74,491)	(133,863)
Interest rate swap income accrued	98,356	397,468
Interest rate swap expense accrued	(40,092)	(180,585)
Unrealized gains (losses)	101,626	(158,584)
Loss on early terminations	615	(37,535)
Net Balance, end of period	$956,574	$870,560
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains related to our derivatives of $156,448 and $(134,400), for the three months ended March 31, 2024 and March 31, 2023, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. During the three months ended March 31, 2024, we entered into $1,675,000 notional amount of centrally-cleared interest rate swap contracts. At December 31, 2023, we had $1,275,000 notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At March 31, 2024, our liquidity totaled $659,319, consisting of $221,297 of cash and cash equivalents plus $438,022 of unencumbered Agency Securities and U.S. government securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities. During the three months ended March 31, 2024, we repurchased 70 common shares under our current repurchase authorization for a cost of $(1,344) (refer to Note 10 and Note 14 to the consolidated financial statements).
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
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. At March 31, 2024 and December 31, 2023 we had $1,112,563 ($905,313 of which were with BUCKLER) and $353,937 (all of which were with BUCKLER), in reverse repurchase agreements. At March 31, 2024 and December 31, 2023, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $1,101,625 and $350,273, respectively.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At March 31, 2024 and December 31, 2023, we financed our securities portfolio with $8,654,063 and $9,647,982 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at March 31, 2024 and December 31, 2023, were 6.94:1 and 7.59:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 6.94:1 and 7.83:1 at March 31, 2024 and December 31, 2023, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.07:1 and 7.96:1 at March 31, 2024 and December 31, 2023, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Securities Portfolio Matters

	For the Three Months Ended March 31,
	2024	2023
Securities purchased using proceeds from repurchase agreements and principal repayments	$450,700	$5,583,594
Average securities portfolio (includes TBA Agency Securities)	$11,511,407	$11,053,959
Cash received from principal repayments on MBS	$182,548	$148,523
Net cash increase from repurchase agreements, net	$(993,919)	$4,091,480
Cash interest payments made on liabilities	$136,718	$107,680
Cash and cash collateral posted to counterparties provided by operating activities (1)	$96,812	$54,219
(1)The increase in cash and cash collateral posted to counterparties related to operating activities from 2023 to 2024 is related to exiting certain MBS positions.
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 14 to the consolidated financial statements). The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2024 and March 31, 2023 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended March 31,
	2024	2023
ARMOUR management fees	$9,807	$9,229
Less management fees waived	(1,650)	(1,650)
Total management fee expense	$8,157	$7,579
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2024, there were 228 shares available for future issuance under the Plan.
At March 31, 2024, there was approximately $8,637 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $39.68 per share), which we expect to recognize as an expense as follows: for the remainder of 2024 an expense of $4,092, in 2025 an expense of $1,987, and thereafter an expense of $2,558. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,198 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,153 shares available under the Preferred C ATM Sales Agreement and 11,671 shares of common stock remain available under the Company's Equity Sales Agreement with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of 7.00% Series C Cumulative Redeemable Preferred Stock (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three months ended March 31, 2024, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $(0.52) per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.86 or less.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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

CFO	Chief Financial Officer and Controller of ARMOUR, Gordon Harper.
CME	Chicago Mercantile Exchange.
CEO	Chief Executive Officer of ARMOUR, Scott Ulm.
Code	The Internal Revenue Code of 1986.
Common Stock Repurchase Program	ARMOUR's common stock repurchase program originally authorized by our Board on December 17, 2012, as amended from time to time.
CPR	Constant prepayment rate.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
Federal Funds Rate	Federal Funds Effective Rate.
FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
GAAP	Accounting principles generally accepted in the United States of America.
Ginnie Mae	The Government National Mortgage Administration.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2024 and December 31, 2023. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
March 31, 2024
1.00%	2.49%	(0.95)%	(8.14)%
0.50%	1.23%	(0.36)%	(3.06)%
(0.50)%	(1.18)%	0.04%	0.31%
(1.00)%	(2.24)%	(0.30)%	(2.56)%

December 31, 2023
1.00%	(5.93)%	(1.24)%	(11.57)%
0.50%	(2.96)%	(0.50)%	(4.64)%
(0.50)%	2.95%	0.20%	1.83%
(1.00)%	5.89%	0.07%	0.61%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of March 31, 2024 and December 31, 2023. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	March 31, 2024		December 31, 2023
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.18)%	(10.34)%	(1.14)%	(10.29)%
+10 BPS	(0.47)%	(4.14)%	(0.46)%	(4.12)%
-10 BPS	0.47%	4.14%	0.46%	4.12%
-25 BPS	1.18%	10.34%	1.14%	10.29%

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
ACM has established an Information Technology Steering Committee (the "ITSC") to help mitigate technology risks including cybersecurity. One of the roles of the ITSC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
In addition, our Audit Committee periodically monitors and oversees our information and cybersecurity risks including reviewing and approving any information and cybersecurity policies, procedures and resources, and reviewing our information and cybersecurity risk assessment, detection, protection, and mitigation systems.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on March 31, 2024. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses identified below.
Based on this evaluation and an evaluation of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2024, we have concluded that we have material weaknesses in each of the following areas:
Control Environment
We did not maintain an effective control environment based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework which resulted in deficiencies in principles associated with the control environment. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) our commitment to integrity and ethical values; (ii) our Board demonstrating independence from management and exercising oversight of the development and performance of internal control; (iii) establishment, with Board oversight, of structures, reporting lines, and appropriate authorities and responsibilities in the pursuit of objectives; and (iv) demonstration of a commitment to attract, develop, and retain competent individuals in alignment with objectives.
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
The following was a contributing factor to the material weaknesses in the control environment, risk assessment and information and communication:
Certain members of senior management and the Board did not maintain an appropriate tone at the top. Specifically, certain members of senior management and the Board engaged in inappropriate conduct during the course of the Special Committee internal investigation of issues raised internally at the Company in late January 2024 that did not comport with the Company’s culture of compliance and Code of Business Conduct and Ethics, Whistleblower Policy and the

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

Board’s Corporate Governance Guidelines. The tone set by these individuals was insufficient to create the proper environment for effective internal control over financial reporting, to ensure compliance with the Company’s policies, and to further the Company’s commitment to integrity and ethical values. Information about the Special Committee internal investigation and the findings are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the heading, “Item 9B. Other Information.”
After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. However, these control deficiencies could have resulted in material misstatements to the quarterly consolidated financial statements that would not have been prevented or detected on a timely basis.
Remediation Plan and Status
With oversight and input from the Board, management has been continuing to design and implement changes in processes and controls to remediate the material weaknesses and to enhance our internal control over financial reporting as noted below. Management and the Board, including the independent members of the Board, are continuing to work to remediate the material weaknesses identified herein. While the Company expects to take other remedial actions, including tone at the top training, as described in more detail below, to date, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company has streamlined the Company’s senior management structure such that the Company now has a single CEO and Vice Chair following the retirement of Jeffrey Zimmer, who now serves as an ex-officio, non-voting special advisor to the Board.
In addition, the Company is continuing to work on taking the following actions to enhance its internal control over financial reporting and its corporate culture:
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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

effectively as possible. At this time, the Company cannot provide an estimate of the timing or costs expected to be incurred in connection with implementing this remediation plan.
Changes in Internal Control Over Financial Reporting
Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the first quarter ended March 31, 2024 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
(in thousands, except per share)

Item 1. Legal Proceedings
There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information regarding our repurchases made during the three months ended March 31, 2024 (in thousands, except per share price).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
January 1, 2024 through January 31, 2024	(70)	$19.31	(70)	2,217
February 1, 2024 through February 29, 2024	—	$—	—	—
March 1, 2024 through March 31, 2024	—	$—	—	—
Totals	(70)		(70)	2,217
(1)All shares were repurchased pursuant to the Common Stock Repurchase Program (see Note 10 to the consolidated financial statements).
(2)Weighted average share price, including fees and commissions.
(3)The Board authorized the Common Stock Repurchase Program, which was announced on December 17, 2012, to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock. The Board subsequently amended the repurchase authorization from (a) $100 million shares to 50,000 shares (such number not reflecting the Company's one-for-eight reverse stock split of its common stock or the Reverse Stock Split), (b) to 9,000 shares effective in connection with the Company's one-for-eight reverse stock split of its common stock, (c) back up to 9,000 shares (1,800 as adjusted for the Reverse Stock Split) and (d) most recently, up to 2,500 shares. At March 31, 2024 there were 2,217 authorized shares remaining under the current Common Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2024	ARMOUR RESIDENTIAL REIT, INC.

/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer, Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer