Form 10-Q
period 2024-06-30
Armour Residential REIT, Inc.
filed 2024-07-24
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 23, 2024 was 48,765,569.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$126,562	$221,888
Cash collateral posted to counterparties	62,343	36,970
Investments in securities, at fair value
Agency Securities (including pledged securities of $8,017,714 ($4,792,014 with BUCKLER) at June 30, 2024 and $10,599,340 ($5,400,138 with BUCKLER) at December 31, 2023)	8,857,881	11,159,754
Derivatives, at fair value	965,208	877,412
Accrued interest receivable	37,018	47,111
Prepaid and other	3,372	1,260
Total Assets	$10,052,384	$12,344,395
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $3,996,278 and $4,667,483, respectively with BUCKLER)	$7,071,767	$9,647,982
Obligations to return securities received as collateral, at fair value	500,965	350,273
Cash collateral posted by counterparties	920,195	860,130
Payable for unsettled purchases	341,315	171,513
Derivatives, at fair value	9,676	5,036
Accrued interest payable- repurchase agreements (including $19,776 and $12,345, respectively with BUCKLER)	32,703	26,509
Accrued interest payable- U.S. Treasury Securities sold short	3,638	5,049
Accounts payable and other accrued expenses	10,833	6,719
Total Liabilities	$8,891,092	$11,073,211

Commitments and contingencies (Note 8 and Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($25.00 per share liquidation preference)	7	7
Common stock, $0.001 par value, 90,000 shares authorized; 48,765 shares and 48,799 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	49	49
Additional paid-in capital	4,318,666	4,318,155
Cumulative distributions to stockholders	(2,297,136)	(2,220,567)
Accumulated net loss	(860,294)	(826,460)
Total Stockholders’ Equity	$1,161,292	$1,271,184
Total Liabilities and Stockholders’ Equity	$10,052,384	$12,344,395
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income:
Interest Income (includes $973 with BUCKLER for the six months ended June 30, 2023)	$129,925	$134,612	$271,405	$253,070
Interest expense (including $(65,331) and $(58,740) and $(136,121) and $(108,349), respectively with BUCKLER)	(122,956)	(129,075)	(259,105)	(235,320)
Net Interest Income	$6,969	$5,537	$12,300	$17,750
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	—	—	—	(7,471)
Loss on Agency Securities, trading	(112,870)	(157,659)	(250,619)	(37,293)
Gain on U.S. Treasury Securities	19,149	11,933	30,071	79
Gain on derivatives, net (1)	49,682	194,190	206,130	59,790
Total Other Income (Loss)	$(44,039)	$48,464	$(14,418)	$15,105
Expenses:
Management fees	9,807	9,392	19,610	18,636
Compensation	1,135	1,261	2,572	2,420
Other operating	1,988	2,036	12,834	3,496
Total Expenses	$12,930	$12,689	$35,016	$24,552
Less management fees waived	(1,650)	(1,650)	(3,300)	(3,300)
Total Expenses after fees waived	$11,280	$11,039	$31,716	$21,252
Net Income (Loss)	$(48,350)	$42,962	$(33,834)	$11,603
Dividends on preferred stock	(2,996)	(2,996)	(5,991)	(5,991)
Net Income (Loss) available (related) to common stockholders	$(51,346)	$39,966	$(39,825)	$5,612

Net Income (Loss)	$(48,350)	$42,962	$(33,834)	$11,603
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	—	—	7,471
Net unrealized gain on available for sale Agency Securities	—	—	—	4,056
Other Comprehensive Income	—	—	—	11,527
Comprehensive Income (Loss)	$(48,350)	$42,962	$(33,834)	$23,130
Dividends on preferred stock	(2,996)	(2,996)	(5,991)	(5,991)
Comprehensive Income (Loss) available (related) to common stockholders	$(51,346)	$39,966	$(39,825)	$17,139
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$(1.05)	$1.00	$(0.82)	$0.15
Diluted	$(1.05)	$1.00	$(0.82)	$0.15
Dividends declared per common share	$0.72	$1.20	$1.44	$2.60
Weighted average common shares outstanding:
Basic	48,770	39,740	48,770	38,336
Diluted	48,770	40,076	48,770	38,672
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain (loss) on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, March 31, 2023	6,847	38,400	$7	$39	$4,052,343	$(2,047,360)	$(789,896)	$—	$1,215,133
Comprehensive income	—	—	—	—	—	—	42,962	—	42,962
Issuance of common stock, net	—	3,032	—	3	77,475	—	—	—	77,478
Stock based compensation, net of withholding requirements	—	15	—	—	821	—	—	—	821
Common stock repurchased	—	(85)	—	(1)	(2,071)	—	—	—	(2,072)
Preferred stock dividends	—	—	—	—	—	(2,996)	—	—	(2,996)
Common stock dividends	—	—	—	—	—	(48,337)	—	—	(48,337)
Balance, June 30, 2023	6,847	41,362	$7	$41	$4,128,568	$(2,098,693)	$(746,934)	$—	$1,282,989

Balance, March 31, 2024	6,847	48,752	7	49	4,317,875	(2,258,874)	(811,944)	—	1,247,113
Comprehensive loss	—	—	—	—	—	—	(48,350)	—	(48,350)
Issuance of common stock, net	—	1	—	—	25	—	—	—	25
Stock based compensation, net of withholding requirements	—	12	—	—	766	—	—	—	766
Preferred stock dividends	—	—	—	—	—	(2,996)	—	—	(2,996)
Common stock dividends	—	—	—	—	—	(35,266)	—	—	(35,266)
Balance, June 30, 2024	6,847	48,765	$7	$49	$4,318,666	$(2,297,136)	$(860,294)	$—	$1,161,292
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity
Balance, December 31, 2022	6,847	32,582	$7	$33	$3,874,757	$(1,992,361)	$(758,537)	$(11,527)	1,112,372
Other comprehensive income	—	—	—	—	—	—	11,603	11,527	23,130
Issuance of common stock, net	—	9,005	—	9	258,674	—	—	—	258,683
Stock based compensation, net of withholding requirements	—	29	—	—	1,513	—	—	—	1,513
Common stock repurchased	—	(254)	—	(1)	(6,376)	—	—	—	(6,377)
Series C Preferred dividends declared	—	—	—	—	—	(5,991)	—	—	(5,991)
Common stock dividends declared	—	—	—	—	—	(100,341)	—	—	(100,341)
Balance, June 30, 2023	6,847	41,362	$7	$41	$4,128,568	$(2,098,693)	$(746,934)	$—	$1,282,989

Balance, December 31, 2023	6,847	48,799	$7	$49	$4,318,155	$(2,220,567)	$(826,460)	$—	$1,271,184
Other comprehensive loss	—	—	—	—	—	—	(33,834)	—	(33,834)
Issuance of common stock, net	—	2	—	—	36	—	—	—	36
Stock based compensation, net of withholding requirements	—	34	—	—	1,819	—	—	—	1,819
Common stock repurchased	—	(70)	—	—	(1,344)	—	—	—	(1,344)
Series C Preferred dividends declared	—	—	—	—	—	(5,991)	—	—	(5,991)
Common stock dividends declared	—	—	—	—	—	(70,578)	—	—	(70,578)
Balance, June 30, 2024	6,847	48,765	$7	$49	$4,318,666	$(2,297,136)	$(860,294)	$—	$1,161,292
See financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net Income (Loss)	$(33,834)	$11,603
Adjustments to reconcile net income (loss) to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net amortization of premium on Agency Securities	1,509	3,452
Net amortization of U.S. Treasury Securities	—	132
Realized loss on sale of Agency Securities, available for sale	—	7,471
Loss on Agency Securities, trading	250,619	37,293
Gain on U.S. Treasury Securities	(30,071)	(79)
Stock based compensation	1,819	1,513
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable	10,223	(16,222)
(Increase) Decrease in prepaid and other assets	(2,112)	1,139
Change in derivatives, at fair value	(83,156)	(18,001)
Increase in accrued interest payable- repurchase agreements	6,194	14,898
(Decrease) Increase in accrued interest payable- U.S. Treasury Securities sold short	(1,411)	57
Increase in accounts payable and other accrued expenses	4,114	2,042
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$123,894	$45,298
Cash Flows From Investing Activities:
Purchases of Agency Securities (includes $0 and $57,039 with BUCKLER, respectively)	(1,763,821)	(7,259,764)
Purchases of U.S. Treasury Securities (includes $0 and $155,857 with BUCKLER, respectively)	(869,257)	(619,373)
Principal repayments of Agency Securities	445,368	404,010
Proceeds from sales of Agency Securities	3,537,870	4,008,466
Proceeds from sales of U.S. Treasury Securities (includes $0 and $154,875 with BUCKLER, respectively)	1,050,020	613,852
Disbursements on reverse repurchase agreements (includes $(3,256,075) and $(1,057,803) with BUCKLER, respectively)	(4,180,637)	(1,057,803)
Receipts from reverse repurchase agreements (includes $3,161,700 and $1,249,579 with BUCKLER, respectively)	4,035,762	1,249,579
Increase in cash collateral posted by counterparties	60,065	65
Proceeds from subordinated loan due from BUCKLER	—	105,000
Net cash and cash equivalents and cash collateral posted to counterparties provided by (used in) investing activities	$2,315,370	$(2,555,968)
Cash Flows From Financing Activities:
Issuance of common stock, net of expenses	16	255,017
Proceeds from repurchase agreements (including $24,449,913 and $36,419,817, respectively with BUCKLER)	41,936,175	57,386,698
Principal repayments on repurchase agreements (including $(25,026,743) and $(35,446,806), respectively with BUCKLER)	(44,367,515)	(54,920,203)
Series C Preferred stock dividends paid	(5,991)	(5,991)
Common stock dividends paid	(70,558)	(100,341)
Common stock repurchased	(1,344)	(6,377)
Net cash and cash equivalents and cash collateral posted to counterparties provided by (used in) financing activities	$(2,509,217)	$2,608,803
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023

Net increase (decrease) in cash and cash equivalents and cash collateral posted to counterparties	(69,953)	98,133
Cash and cash equivalents and cash collateral posted to counterparties - beginning of period	258,858	118,090
Cash and cash equivalents and cash collateral posted to counterparties - end of period	$188,905	$216,223
Supplemental Disclosure:
Cash paid during the period for interest	$335,057	$269,691
Non-Cash Investing Activities:
Receivable for unsettled sales	$—	$94,825
Payable for unsettled purchases	$(341,315)	$(616,435)
Net unrealized gain on available for sale Agency Securities	$—	$4,056
Non-Cash Financing Activities:
Amounts receivable for issuance of common stock	$—	$3,666
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
At June 30, 2024 and December 31, 2023, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. The remaining are either backed by hybrid adjustable rate or adjustable rate loans. From time to time we have also invested in U.S. Treasury Securities and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.
The unaudited consolidated financial statements include the accounts of ARMOUR Residential REIT, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include the valuation of MBS and derivative instruments. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At June 30, 2024 and December 31, 2023, we had $498,813 ($448,313 of which were with BUCKLER) and $353,937 (all of which were with BUCKLER), respectively, in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At June 30, 2024 and December 31, 2023, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $500,965 and $350,273, respectively.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

June 30, 2024	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$8,857,881	$—	$8,857,881
Derivatives	$562	$964,646	$—	$965,208
Liabilities at Fair Value:
Derivatives	$987	$8,689	$—	$9,676

December 31, 2023	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$11,159,754	$—	$11,159,754
Derivatives	$—	$877,412	$—	$877,412
Liabilities at Fair Value:
Derivatives	$—	$5,036	$—	$5,036
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2024 or for the year ended December 31, 2023.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables, borrowings under repurchase agreements, net and obligations to return securities received as collateral, which are presented in our consolidated financial statements at cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at June 30, 2024 and December 31, 2023.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 5 - Investments in Securities
As of June 30, 2024 and December 31, 2023, our securities portfolio consisted of $8,857,881 and $11,159,754 of investment securities, at fair value, respectively. We also had $1,225,038 and $305,039 of TBA Agency Securities, at fair value, which were reported at net carrying value of $14,644 and $1,816, respectively, at June 30, 2024 and December 31, 2023. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at June 30, 2024 and December 31, 2023.

June 30, 2024	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities, trading	$9,260,511	$9,131,619	$(276,154)	$2,416	$8,857,881

December 31, 2023
Agency Securities, trading	$11,278,161	$11,283,380	$(176,660)	$53,034	$11,159,754
The following table summarizes the weighted average lives of our investments in securities at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
≥ 1 year and < 3 years	—	—	202,508	195,904
≥ 3 years and < 5 years	510,541	511,743	2,757,464	2,747,842
≥ 5 years	8,347,340	8,619,876	8,199,782	8,339,634
Totals	$8,857,881	$9,131,619	$11,159,754	$11,283,380
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at June 30, 2024 and December 31, 2023 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements, net
At June 30, 2024, we had active MRAs with 32 counterparties and had $7,071,767 in outstanding borrowings with 14 of those counterparties. At December 31, 2023, we had MRAs with 39 counterparties and had $9,647,982 in outstanding borrowings with 14 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at June 30, 2024 and December 31, 2023. Our repurchase agreements require excess collateral, known as a

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

“haircut.” At June 30, 2024, the average haircut percentage was 2.73% compared to 2.74% at December 31, 2023. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

June 30, 2024	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days (1)	$5,012,721	5.50%	11
> 30 days to ≤ 60 days	1,952,414	5.46%	37
> 60 days to ≤ 90 days	106,632	5.45%	79
Total or Weighted Average	$7,071,767	5.49%	20
(1)Net of reverse repurchase agreements of $498,813 ($448,313 of which were with BUCKLER). Obligations to return securities received as collateral of $500,965 associated with the reverse repurchase agreements are all due within 30 days.

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
The following table presents information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at June 30, 2024 and December 31, 2023.

June 30, 2024				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$498,813	$(498,813)	$—	$—	$—	$—
Totals	$498,813	$(498,813)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(7,570,580)	$498,813	$(7,071,767)	$7,071,767	$—	$—
Totals	$(7,570,580)	$498,813	$(7,071,767)	$7,071,767	$—	$—

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

December 31, 2023				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$353,937	$(353,937)	$—	$—	$—	$—
Totals	$353,937	$(353,937)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(10,001,919)	$353,937	$(9,647,982)	$9,647,982	$—	$—
Totals	$(10,001,919)	$353,937	$(9,647,982)	$9,647,982	$—	$—
(1)The fair value of securities pledged against our repurchase agreements was $8,017,714 and $10,599,340 at June 30, 2024 and December 31, 2023, respectively.
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
At June 30, 2024 and December 31, 2023, BUCKLER accounted for 56.5% and 48.4%, respectively, of our aggregate borrowings and had an amount at risk of 7.8% and 8.1%, respectively, of our total stockholders' equity with a weighted average maturity of 13 days and 12 days, respectively, on repurchase agreements, net (see Note 14 - Related Party Transactions).
In addition, at June 30, 2024, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 22.8% of our repurchase agreement borrowings outstanding at June 30, 2024. At December 31, 2023, we had 4 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 27.2% of our repurchase agreement borrowings at December 31, 2023.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at June 30, 2024 and December 31, 2023.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2024
Interest rate swap contracts (2)	$947,359	$(6,046)	$(847,872)	$93,441
Futures contracts	562	(987)	7,203	6,778
TBA Agency Securities	17,287	(17,287)	—	—
Totals	$965,208	$(24,320)	$(840,669)	$100,219

December 31, 2023
Interest rate swap contracts (2)	$875,596	$(5,036)	$(821,089)	$49,471
TBA Agency Securities	1,816	(1,816)	—	—
Totals	$877,412	$(6,852)	$(821,089)	$49,471
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $29,484 and $6,104 of centrally-cleared interest rate swap contracts, respectively.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2024
Interest rate swap contracts (2)	$(6,046)	$6,046	$—	$—
Futures contracts	(987)	987	—	—
TBA Agency Securities	(2,643)	17,287	(17,183)	(2,539)
Totals	$(9,676)	$24,320	$(17,183)	$(2,539)

December 31, 2023
Interest rate swap contracts (2)	$(5,036)	$5,036	$—	$—
TBA Agency Securities	—	1,816	(2,070)	(254)
Totals	$(5,036)	$6,852	$(2,070)	$(254)
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(6,046) and $(5,036) of centrally-cleared interest rate swap contracts, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and June 30, 2023.

	Income (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives	2024	2023	2024	2023
Interest rate swap contracts (1)	$30,128	$199,945	$190,837	$73,531
Futures contracts	(3,603)	(2,469)	(3,603)	(13,298)
TBA Agency Securities	23,157	(3,286)	18,896	(443)
Total Gain on Derivatives, net	$49,682	$194,190	$206,130	$59,790
(1)Includes $(4,109) and $20,937 and $51,087 and $21,992 of centrally-cleared interest rate swap contract income (loss) for the three and six months ended June 30, 2024 and June 30, 2023, respectively.
The following tables present information about our derivatives at June 30, 2024 and December 31, 2023. We did not have any TBA Agency Securities at June 30, 2024.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
June 30, 2024
< 3 years	$3,009,000	24	2.55%
≥ 5 years and < 7 years	3,402,000	74	0.80%
≥ 7 years	1,875,000	108	2.98%
Total or Weighted Average (2)	$8,286,000	63	1.93%

December 31, 2023
< 3 years	$1,102,000	18	1.60%
≥ 3 years and < 5 years	1,207,000	45	2.06%
≥ 5 years and < 7 years	1,952,000	75	0.58%
≥ 7 years	2,525,000	95	1.56%
Total or Weighted Average (3)	$6,786,000	68	1.37%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $2,975,000 notional are SOFR based swaps, the last of which matures in 2034; and $5,311,000 notional are Fed Funds based swaps, the last of which matures in 2032. Of this amount, $2,775,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2034.
(3)Of this amount, $1,475,000 notional are SOFR based swaps, the last of which matures in 2033; and $5,311,000 notional are Fed Funds based swaps, the last of which matures in 2032. Of this amount, $1,275,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2033.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
June 30, 2024
30 Year Long, 2.5%	$500,000	$408,121	$409,458
30 Year Long, 3.0%	600,000	509,039	511,403
30 Year Long 6.5%	300,000	304,195	304,177
Total	$1,400,000	$1,221,355	$1,225,038

December 31, 2023
30 Year Long, 6.0%	300,000	303,223	305,039
Totals	$300,000	$303,223	$305,039

Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 14 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2024, the effective management fee, prior to management fees waived, was 0.93% based on gross equity raised of $4,230,675.
During each of the three and six months ended June 30, 2024, and June 30, 2023 ACM voluntarily waived management fees of $(1,650) and $(3,300), respectively. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
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
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of June 30, 2024, the Company’s contractual management fee commitments, prior to management fees waived, are:

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Year	Contractual Management Fee
Remainder of 2024	19,615
2025	39,230
2026	39,230
2027	39,230
2028	39,230
2029	39,230
Total	$215,765
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2024 and December 31, 2023.
Nine putative class action lawsuits were filed in connection with the tender offer and merger for JAVELIN alleging, among other things, breach of fiduciary duties and seeking equitable relief, including, among other relief, to enjoin consummation of the transactions, or rescind or unwind the transactions if already consummated, and award costs and disbursements, including reasonable attorneys' fees and expenses. The sole Florida lawsuit was never served on the defendants, and that case was voluntarily dismissed and closed on January 20, 2017. On April 25, 2016, the Maryland court issued an order consolidating the eight Maryland cases into one action, captioned In re JAVELIN Mortgage Investment Corp. Shareholder Litigation (Case No. 24-C-16-001542), and designated counsel for one of the Maryland cases as interim lead co-counsel. On May 26, 2016, interim lead counsel filed the Consolidated Amended Class Action Complaint for Breach of Fiduciary Duty asserting consolidated claims of breach of fiduciary duty, aiding and abetting the breaches of fiduciary duty, and waste. On June 27, 2016, defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint for failing to state a claim upon which relief can be granted. A hearing was held on the Motion to Dismiss on March 3, 2017, and the Court reserved ruling. The Court deferred ruling on the Motion to Dismiss several times. On February 14, 2024, the Court issued an order granting defendants’ Motion to Dismiss, and dismissed all of plaintiffs’ claims with prejudice, and without leave to amend. On March 11, 2024, plaintiffs filed a Notice of Appeal of the Court's order of dismissal. On July 3, 2024, plaintiffs filed a voluntary notice of dismissal of the previously filed appeal.
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2024, there were 228 shares available for future issuance under the Plan.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Transactions related to awards for the six months ended June 30, 2024 are summarized below:

	June 30, 2024
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	298	$38.21
Vested	(41)	$46.92
Forfeited	(55)	$29.65
Unvested RSU Awards Outstanding end of period	202	$38.76

At June 30, 2024, there was approximately $7,823 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $38.76 per share), which we expect to recognize as an expense as follows: for the remainder of 2024 an expense of $1,667, in 2025 an expense of $1,986, and thereafter an expense of $4,170. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at June 30, 2024 and December 31, 2023.

Cumulative Distributions to Stockholders	June 30, 2024	December 31, 2023
Preferred dividends	$162,800	$156,809
Common stock dividends	2,134,336	2,063,758
Totals	$2,297,136	$2,220,567
Preferred Stock
At June 30, 2024 and December 31, 2023, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At June 30, 2024, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share are designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remain available for designation as future series.
At June 30, 2024 and December 31, 2023, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. At June 30, 2024 and December 31, 2023, there were no accrued or unpaid dividends on the Series C Preferred Stock.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the Preferred C ATM Sales Agreement. On June 20, 2024, the Preferred C ATM Sales Agreement was amended to add BTIG, LLC, as a sales agent. We did not sell any shares under the Preferred C ATM Sales Agreement during the six months ended June 30, 2024. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 3,153 at June 30, 2024 and December 31, 2023.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the six months ended June 30, 2024.
Common Stock
At June 30, 2024 and December 31, 2023, we were authorized to issue up to 90,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 48,765 and 48,799 shares of common stock issued and outstanding at June 30, 2024 and December 31, 2023, respectively.
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
On July 26, 2023 we entered into a new Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent and on June 20, 2024 it was further amended to add BTIG, LLC as a sales agent. During the year ended December 31, 2023, we sold

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

3,328 shares under this agreement for proceeds of $82,100, net of issuance costs and commissions of approximately $903. We did not sell any shares under this agreement during the six months ended June 30, 2024.
During the six months ended June 30, 2024, we issued 2 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $36.
Common Stock Repurchase Program
 At June 30, 2024 and December 31, 2023, there were 2,217 and 2,287 authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). During the six months ended June 30, 2024, we repurchased 70 common shares under this authorization for a cost of $(1,344). Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. See Note 14 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Equity Capital Activities
The following tables present our equity transactions for the six months ended June 30, 2024 and for the year ended December 31, 2023.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
June 30, 2024
DRIP shares issued	January 25, 2024 - June 27, 2024	2	$18.32	$36
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)

December 31, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - July 12, 2023	13,305	$27.66	$367,997
2023 Common stock ATM Sales Agreement	July 26, 2023 - September 29, 2023	3,328	$24.66	$82,100
DRIP shares issued	July 25, 2023 - September 29, 2023	3	$19.71	$51
Common stock repurchased	March, May and September, October and November	(477)	$20.80	$(9,935)
(1)Weighted average price
Dividends
On July 29, 2024, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, will be paid to holders of record on July 15, 2024. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable August 27, 2024 to holders of record on August 15, 2024 and payable September 27, 2024 to holders of record on September 15, 2024.
On July 30, 2024, a cash dividend of $0.24 per outstanding common share, or $11,755 in the aggregate, will be paid to holders of record on July 15, 2024. We have also declared a cash dividend of $0.24 per outstanding common share payable August 29, 2024 to holders of record on August 15, 2024.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our Series C Preferred Stock dividend transactions for the six months ended June 30, 2024.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2024	January 29, 2024	$0.14583	$998.5
February 15, 2024	February 27, 2024	$0.14583	998.5
March 15, 2024	March 27, 2024	$0.14583	998.5
April 15, 2024	April 29, 2024	$0.14583	998.5
May 15, 2024	May 28, 2024	$0.14583	998.5
June 15, 2024	June 27, 2024	$0.14583	998.5
Total dividends paid			$5,991.0
The following table presents our common stock dividend transactions for the six months ended June 30, 2024.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2024	January 30, 2024	$0.24	$11,787
February 15, 2024	February 28, 2024	$0.24	11,770
March 15, 2024	March 28, 2024	$0.24	11,755
April 15, 2024	April 29, 2024	$0.24	11,756
May 15, 2024	May 28, 2024	$0.24	11,756
June 17, 2024	June 27, 2024	$0.24	11,754
Total dividends paid			$70,578
Note 11 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss)	$(48,350)	$42,962	$(33,834)	$11,603
Less: Preferred dividends	(2,996)	(2,996)	(5,991)	(5,991)
Net Income (Loss) related to common stockholders	$(51,346)	$39,966	$(39,825)	$5,612

Weighted average common shares outstanding – basic	48,770	39,740	48,770	38,336
Add: Effect of dilutive non-vested awards, assumed vested	—	336	—	336
Weighted average common shares outstanding – diluted	48,770	40,076	48,770	38,672
For the three and six months ended June 30, 2024, 202 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive income (loss) and the shares used in calculating weighted average basic and diluted comprehensive income (loss) per common share for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Comprehensive Income (Loss)	$(48,350)	$42,962	$(33,834)	$23,130
Less: Preferred dividends	(2,996)	(2,996)	(5,991)	(5,991)
Comprehensive Income (Loss) related to common stockholders	$(51,346)	$39,966	$(39,825)	$17,139
Comprehensive Income (Loss) per share related to common stockholders:
Basic	$(1.05)	$1.00	$(0.82)	$0.45
Diluted	$(1.05)	$1.00	$(0.82)	$0.45
Weighted average common shares outstanding:
Basic	48,770	39,740	48,770	38,336
Add: Effect of dilutive non-vested awards, assumed vested	—	336	—	336
Diluted	48,770	40,076	48,770	38,672
For the three and six months ended June 30, 2024, 202 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Income (Loss) related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 13 - Income Taxes
The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net income (loss)	$(48,350)	$42,962	$(33,834)	$11,603
Book to tax differences:
TRS loss	58	20	99	3
Premium amortization expense	—	—	—	(1)
Agency Securities	112,870	44,403	250,619	(238,647)
U.S. Treasury Securities	(19,149)	(11,934)	(30,071)	(79)
Changes in interest rate contracts	9,444	(141,321)	(88,293)	40,819
Security Sales	—	113,256	—	283,412
Amortization of deferred hedging costs	(20,935)	(26,202)	(42,313)	(56,570)
Amortization of deferred Treasury Future gains	4,728	6,062	9,325	11,877
Other	539	484	1,182	779
Estimated REIT taxable income	$39,205	$27,730	$66,714	$53,196
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2024 and December 31, 2023, we had approximately $(227,619) and $(247,349), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2034. At June 30, 2024, we had $257,341 of net operating loss carryforwards available for use indefinitely.

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
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2024 by approximately $113,045, or approximately $2.32 per common share (based on the 48,765 common shares then outstanding). State and federal tax returns for the years 2021 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and six months ended June 30, 2024 and June 30, 2023 were $38,262 and $76,569 and $51,333 and $106,332, respectively.

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
The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
ARMOUR management fees	$9,807	$9,377	$19,614	$18,605
Less management fees waived	(1,650)	(1,650)	(3,300)	(3,300)
Total management fee expense	$8,157	$7,727	$16,314	$15,305
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. For the three and six months ended June 30, 2024 and June 30, 2023, we reimbursed ACM $216 and $254 and $170 and $405, respectively, for other expenses incurred on our behalf. In 2020, 2021 and 2022, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2020, 2021 and 2023, we elected to grant RSUs to the Board.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

We recognized stock based compensation expense of $86 and $178 and $118 and $259 for the three and six months ended June 30, 2024 and June 30, 2023, respectively.
BUCKLER
At June 30, 2024, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreement, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER. The value of the investment was $274 at June 30, 2024 and $382 at December 31, 2023, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing on potentially attractive terms (considering rate, term, size, haircut, relationship and funding commitment) compared to other suitable repurchase financing counterparties.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may, under certain circumstances, cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below). For each of the three and six months ended June 30, 2024 and June 30, 2023, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement.
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
This arrangement replaced the prior $105,000 subordinated loan, which was to mature on May 1, 2025. In March 2023, BUCKLER, at its option after obtaining regulatory approval, repaid all of the principal amount of the loan. The loan had a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the three and six months ended June 30, 2023, the Company earned $0 and $973 of interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the three and six months ended June 30, 2024.
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

At June 30, 2024 and December 31, 2023, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist of fixed rate loans. From time to time we have also invested in U.S. Treasury Securities and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
On June 12, 2024, the Fed kept its target range for the Federal Funds Rate unchanged at 5.25% to 5.50%. The Fed stated that the risks to achieving its employment and inflation goals have moved toward better balance over the past year

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

and in considering any adjustments to the target range for the Federal Funds Rate, the Fed will carefully assess incoming data, the evolving outlook, and the balance of risks. The Fed further stated that it does not expect it will be appropriate to reduce the target range for the Federal Funds Rate until it has gained greater confidence that inflation is moving sustainably toward 2%.
On May 1, 2024, The Fed stated that it will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities, but with changes to its previously announced plans. The Fed stated that beginning in June, it would slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury securities from $60 billion to $25 billion. Therefore, beginning on June 1, the Fed rolled over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $25 billion per month. The Fed further stated that it will maintain the monthly redemption cap on Agency debt and agency mortgage-backed securities at $35 billion and will reinvest any principal payments in excess of this cap into Treasuries.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following graph shows the effective Fed Funds Rate as compared to SOFR on a monthly basis from June 30, 2022 to June 30, 2024.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Interest Income	$6,969	$5,537	$12,300	$17,750
Total Other Income (Loss)	(44,039)	48,464	(14,418)	15,105
Total Expenses after fees waived	(11,280)	(11,039)	(31,716)	(21,252)
Net Income (Loss)	$(48,350)	$42,962	$(33,834)	$11,603
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	—	—	7,471
Net unrealized gain on available for sale Agency Securities	—	—	—	4,056
Other Comprehensive Income	—	—	—	11,527
Comprehensive Income (Loss)	$(48,350)	$42,962	$(33,834)	$23,130
Net loss for the three and six months ended June 30, 2024 compared to net income for the three and six months ended June 30, 2023 reflected realized and unrealized losses on our trading securities. During the six months ended June 30, 2024, total expenses included costs associated with the previously disclosed Special Committee internal investigation. Information about this investigation and the findings are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the heading, “Item 9B. Other Information".
Net interest income is a function of the size of and yield earned from our investment portfolio and the size of and cost of our repurchase and other financing costs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income	$129,925	$134,612	$271,405	$253,070
Interest Expense	(122,956)	(129,075)	(259,105)	(235,320)
Net Interest Income	$6,969	$5,537	$12,300	$17,750
Beginning in the fourth quarter of 2023, we made changes to the presentation of certain information related to net interest income, including Net Interest Margin. As a result, the Net Interest Margin information presented prior to the fourth quarter of 2023 is not comparable to the items shown in the table below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table details the factors impacting our net interest income for three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$127,698	$10,144,457	5.04%	$133,404	$11,255,468	4.74%
Cash Equivalents & Treasury Securities	2,227	240,456	3.70%	1,208	137,351	3.52%
Total Interest Income/Average Interest Earning Assets	$129,925	$10,384,913	5.00%	$134,612	$11,392,819	4.73%

Interest-bearing Liabilities:
Repurchase Agreements	(114,333)	8,217,034	(5.57)%	(123,948)	9,584,804	(5.17)%
Treasury Securities Sold Short	(8,623)	691,748	(4.99)%	(5,127)	504,414	(4.07)%
Total Interest Expense/Average Interest Bearing Liabilities	$(122,956)	$8,908,782	(5.52)%	$(129,075)	$10,089,218	(5.12)%
Net Interest Income/Net Interest Spread	$6,969		(0.52)%	$5,537		(0.39)%
Net Yield on Interest Earning Assets			0.27%			0.19%

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$267,621	$10,763,028	4.97%	$248,729	$10,785,259	4.61%
Cash Equivalents & Treasury Securities	3,784	211,991	3.57%	3,368	192,254	3.50%
Subordinated Loan to BUCKLER	—	—		973	45,829	4.25%
Total Interest Income/Average Interest Earning Assets	$271,405	$10,975,019	4.95%	$253,070	$11,023,342	4.59%

Interest-bearing Liabilities:
Repurchase Agreements	(241,684)	8,664,184	(5.58)%	(224,951)	9,087,649	(4.95)%
Treasury Securities Sold Short	(17,421)	865,709	(4.02)%	(10,369)	504,886	(4.11)%
Total Interest Expense/Average Interest Bearing Liabilities	$(259,105)	$9,529,893	(5.44)%	$(235,320)	$9,592,535	(4.91)%
Net Interest Income/Net Interest Spread	$12,300		(0.49)%	$17,750		(0.31)%
Net Yield on Interest Earning Assets			0.22%			0.32%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.
Other Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Comprehensive Income (Loss))	$—	$—	$—	$(7,471)
Loss on Agency Securities, trading	(112,870)	(157,659)	(250,619)	(37,293)
Gain on U.S. Treasury Securities	19,149	11,933	30,071	79
Gain on derivatives, net	49,682	194,190	206,130	59,790
Total Other Income (Loss)	$(44,039)	$48,464	$(14,418)	$15,105
Three and Six Months Ended June 30, 2024 vs. Three and Six Months Ended June 30, 2023
•During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
•Loss on Agency Securities, trading, includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦For the three and six months ended June 30, 2024, the change in fair value of the securities was $(14,989) and $(150,112) compared to $(44,403) and $246,118 for the three and six months ended June 30, 2023, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

◦Sales of our Agency Securities, trading resulted in realized losses of $(97,881) and $(100,507) and $(113,256) and $(283,411) for the three and six months ended June 30, 2024 and June 30, 2023, respectively.
◦During the three and six months ended June 30, 2024, we sold $3,154,026 and $3,537,870 of Agency Securities, trading. During the three and six months ended June 30, 2023 we sold Agency Securities, trading of $3,050,412 (including $94,825 of receivable for unsettled sales) and $3,818,535, respectively.
•Gain on U.S. Treasury Securities resulted from the change in fair value of the securities as well as the gain (loss) on sales. For the three and six months ended June 30, 2024 and June 30, 2023, the change in fair value of the securities was $12,476 and $27,609 and $11,933 and $5,468, respectively. For the three and six months ended June 30, 2024, we sold short $772,253 and $869,257 of U.S. Treasury Securities resulting in realized gains of $6,673 and $2,462, respectively. For the three and six months ended June 30, 2023, we sold $0 and $(613,852) of U.S. Treasury Securities resulting in losses of $0 and $(5,389), respectively.
•Gain on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance increased from $6,786,000 at December 31, 2023 to $8,286,000 at June 30, 2024.

Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Expenses:
Management fees	$9,807	$9,392	$19,610	$18,636
Compensation	1,135	1,261	2,572	2,420
Other operating	1,988	2,036	12,834	3,496
Total Expenses	$12,930	$12,689	$35,016	$24,552
Less management fees waived	(1,650)	(1,650)	(3,300)	(3,300)
Total Expenses after fees waived	$11,280	$11,039	$31,716	$21,252
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and distribute liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2024 and June 30, 2023, the effective management fee, prior to management fees waived, was 0.93% and 0.94% based on gross equity raised of $4,230,675 and $4,042,078, respectively. During each of the three and six months ended June 30, 2024 and June 30, 2023 ACM voluntarily waived management fees of $(1,650) and $3,300, respectively (see Note 14 - Related Party Transactions).
Compensation includes non-executive director compensation as well as the restricted stock units awarded to our Board and executive officers directly or through ACM. The fluctuation from year to year is due to the number of awards vesting.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Operating expenses include:
•For the six months ended June 30, 2024, other expenses included $9,010 of expenses related to the Special Committee internal investigation in the first quarter of 2024.
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
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2024 and December 31, 2023, we had approximately $(227,619) and $(247,349), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2034. At June 30, 2024, we had $257,341 of net operating loss carryforwards available for use indefinitely. For 2024, we forecast that estimated ordinary REIT taxable income will be positive. This would likely result in Series C Preferred Stock dividends for 2024 being treated as fully taxable ordinary income. Common stock dividends for 2024 are expected to partially be treated as taxable ordinary income.
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
The tables below summarize certain characteristics of our investments in securities at June 30, 2024 and December 31, 2023.

June 30, 2024	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.5%	508,586	417,755	(1,049)	416,706	2.5%	333	4.1%
3.0%	395,909	340,853	(2,987)	337,866	2.4%	322	3.4%
3.5%	859,189	841,258	(76,759)	764,499	7.3%	334	7.6%
4.0%	1,087,381	1,080,546	(79,317)	1,001,229	6.2%	335	9.9%
4.5%	1,017,520	1,008,482	(45,881)	962,601	6.3%	337	9.5%
5.0%	1,002,764	991,292	(17,167)	974,125	6.2%	343	9.7%
5.5%	1,981,831	1,991,535	(24,433)	1,967,102	8.1%	345	19.5%
6.0%	1,802,404	1,840,528	(24,666)	1,815,862	10.7%	343	18.0%
6.5%	604,927	619,370	(1,479)	617,891	13.6%	353	6.1%
Total Agency Securities	$9,260,511	$9,131,619	$(273,738)	$8,857,881			87.8%
TBA Agency Securities (2)
30 Year Long, 2.5%	$500,000	$408,121	$1,337	$409,458	n/a	n/a	4.1%
30 Year Long, 3.0%	$600,000	$509,039	$2,364	$511,403	n/a	n/a	5.1%
30 Year Long 6.5%	$300,000	$304,195	$(18)	$304,177	n/a	n/a	3.0%
Total TBA Agency Securities	$1,400,000	$1,221,355	$3,683	$1,225,038	n/a	n/a	12.2%
Totals	$10,660,511	$10,352,974	$(270,055)	$10,082,919			100.0%
(1)Weighted average CPR during the quarter for the securities owned at June 30, 2024. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $14,644, at June 30, 2024 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following tables summarize changes in our investments in securities as of June 30, 2024 and December 31, 2023, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	Trading Securities
	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
June 30, 2024
Balance, December 31, 2023	$11,159,754	$—	$(355,322)
Purchases (1)	1,933,493	—	869,257
Proceeds from sales	(3,537,870)	—	(1,050,020)
Receivable for unsettled sales	—	—	—
Principal repayments	(445,368)	—	—
Gains (losses)	(250,619)	—	30,071
Accrued interest payable	—	—	1,411
Amortization of purchase premium	(1,509)	—	—
Balance, June 30, 2024	$8,857,881	$—	$(504,603)
Percentage of Portfolio	100.00%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

	Available for Sale Securities	Trading Securities
December 31, 2023	Agency	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Purchases (1)	—	10,106,910	624,039	841,709
Proceeds from sales	(189,931)	(6,100,661)	(618,520)	(651,621)
Principal repayments	(1,997)	(801,161)	—	—
Gains (losses)	4,056	(52,665)	(5,388)	(37,705)
Accrued interest payable	—	—	—	(1,631)
Amortization of purchase premium	(72)	(3,316)	(131)	—
Balance, December 31, 2023	$—	$11,159,754	$—	$(355,322)
Percentage of Portfolio	—%	100.00%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Fed Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 14 of which had open repurchase agreements with us at June 30, 2024 and December 31, 2023. We had outstanding balances under our repurchase agreements, net at June 30, 2024 and December 31, 2023 of $7,071,767 and $9,647,982, respectively, consistent with the decrease in our MBS in our securities portfolio. At June 30, 2024 and December 31, 2023, BUCKLER accounted for 56.5% and 48.4%, respectively, of our aggregate borrowings and had an amount at risk of 7.8% and 8.1%,

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

respectively, of our total stockholders' equity with a weighted average maturity of 13 days and 12 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2024, the average haircut percentage was 2.73% compared to 2.74% at December 31, 2023.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Fed Funds Rate or SOFR. We had contractual commitments under derivatives at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, we had derivatives with a net fair value of $955,532 and $872,376, respectively (see Note 7 to the consolidated financial statements).
At June 30, 2024, we had interest rate swap contracts with an aggregate notional balance of $8,286,000, a weighted average swap rate of 1.93% and a weighted average term of 63 months. At December 31, 2023, we had interest rate swap contracts with an aggregate notional balance of $6,786,000, a weighted average swap rate of 1.37% and a weighted average term of 68 months. We also had TBA Agency Securities with an aggregate notional balance of $1,400,000 and $300,000 at June 30, 2024 and December 31, 2023, respectively (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the six months ended June 30, 2024 and for the year ended December 31, 2023.

Interest Swap Contracts	For the Six Months Ended June 30, 2024	For the Year Ended December 31, 2023
Net Balance, beginning of period	$870,560	$983,659
Net interest rate swap contract payments received	(132,080)	(133,863)
Interest rate swap income accrued	203,443	397,468
Interest rate swap expense accrued	(86,102)	(180,585)
Unrealized gains (losses)	73,120	(158,584)
Loss (gain) on early terminations	12,372	(37,535)
Net Balance, end of period	$941,313	$870,560
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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains related to our derivatives of $49,682 and $206,130 and $194,190 and $59,790, for the three and six months ended June 30, 2024 and June 30, 2023, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. During the six months ended June 30, 2024, we entered into $2,775,000 notional amount of centrally-cleared interest rate swap contracts. At December 31, 2023, we had $1,275,000 notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At June 30, 2024, our liquidity totaled $630,180, consisting of $126,562 of cash and cash equivalents plus $503,618 of unencumbered Agency Securities and U.S. government securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results. Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities. During the six months ended June 30, 2024, we repurchased 70 common shares under our current repurchase authorization for a cost of $(1,344) (refer to Note 10 and Note 14 to the consolidated financial statements).
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
In addition to the repurchase agreement financing discussed above, from time to time we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities back in the future. We then sell such U.S. Treasury Securities to third parties and recognize a liability to return the securities to the original borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same MRA, settlement through the same brokerage or clearing account and maturing on the same day. The practical effect of these transactions is to replace a portion of our repurchase agreement financing of our MBS in our securities portfolio with short positions in U.S. Treasury Securities. We believe that this helps to reduce interest rate risk, and therefore counterparty credit and liquidity risk. Both parties to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged. At June 30, 2024, we had $498,813 ($448,313 of which were with BUCKLER) and at December 31, 2023 we had $353,937 (all of which were with BUCKLER), in reverse repurchase agreements. At June 30, 2024 and December 31, 2023, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $500,965 and $350,273, respectively.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At June 30, 2024 and December 31, 2023, we financed our securities portfolio with $7,071,767 and $9,647,982 of borrowings under repurchase agreements. We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at June 30, 2024 and December 31, 2023, were 6.09:1 and 7.59:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including notional on our TBA Agency Securities, were 7.14:1 and 7.83:1 at June 30, 2024 and December 31, 2023, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.44:1 and 7.96:1 at June 30, 2024 and December 31, 2023, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Securities Portfolio Matters

	For the Six Months Ended June 30,
	2024	2023
Securities purchased using proceeds from repurchase agreements and principal repayments	$1,933,493	$8,141,407
Average securities portfolio (includes TBA Agency Securities)	$11,149,695	$11,272,925
Cash received from principal repayments on MBS	$445,368	$404,010
Net cash (decrease) increase from repurchase agreements, net	$(2,576,215)	$2,658,271
Cash interest payments made on liabilities	$335,057	$269,691
Cash and cash collateral posted to counterparties provided by operating activities (1)	$123,894	$45,298
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2024 and June 30, 2023 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
ARMOUR management fees	$9,807	$9,377	$19,614	$18,605
Less management fees waived	(1,650)	(1,650)	(3,300)	(3,300)
Total management fee expense	$8,157	$7,727	$16,314	$15,305
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2024, there were 228 shares available for future issuance under the Plan.
At June 30, 2024, there was approximately $7,823 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $38.76 per share), which we expect to recognize as an expense as follows: for the remainder of 2024 an expense of $1,667, in 2025 an expense of $1,986, and thereafter an expense of $4,170. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,153 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 11,671 shares of common stock remain available under the 2023 Common stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three and six months ended June 30, 2024, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $(0.52) per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.86 or less.
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
•the geopolitical situation as a result of the war between Russia and Ukraine, as well as the outbreak of hostilities in the Middle East, may continue to adversely affect the U.S. economy, which may lead the Fed to take actions that may impact our business;
•the impact of the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government and the Fed system;
•the possible material adverse effect on our business if the U.S. Congress passed legislation reforming or winding down Fannie Mae or Freddie Mac;

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
•the impact of COVID-19 or a new pandemic on our operations;
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
•our management's and certain directors' competing duties to other affiliated entities, which could result in decisions that are not in the best interest of our stockholders;
•changes in personnel at ACM or the availability of qualified personnel at ACM;
•limitations imposed on our business by our status as a REIT under the Code;
•the potential burdens on our business of maintaining our exclusion from the 1940 Act and possible consequences of losing that exclusion;
•changes in GAAP, including interpretations thereof;
•changes in applicable laws and regulations; and
•changes in effectiveness of our controls
We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this report. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise, except as required under the U.S. federal securities laws.

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
2023 Common stock ATM Sales Agreement	An equity sales agreement that we entered into on July 26, 2023 with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, as amended on October 25, 2023 to add StockBlock Securities LLC as a sales agent, as further amended on June 20, 2024 to add BTIG, LLC as a sales agent, pursuant to which we may offer and sell over a period of time and from time to time up to 15,000 shares of our common stock, par value $0.001 per share.
Agency CMBS	Commercial mortgage backed securities.
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
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

Merger	The merger of JMI Acquisition Corporation with and into JAVELIN on April 6, 2016.
MRA	Master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.
Multi-Family MBS	MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
Preferred C ATM Sales Agreement	An equity sales agreement that we entered into on January 20, 2020 with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents, as amended on June 20, 2024 to add BTIG, LLC as a sales agent, pursuant to which we may offer and sell, over a period of time and from time to time, through one or more of the agents, up to 6,550 of Series C Preferred Stock.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2024 and December 31, 2023. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
June 30, 2024
1.00%	8.19%	(0.75)%	(6.75)%
0.50%	4.06%	(0.30)%	(2.70)%
(0.50)%	(3.96)%	0.10%	0.92%
(1.00)%	(7.62)%	(0.06)%	(0.53)%

December 31, 2023
1.00%	(5.93)%	(1.24)%	(11.57)%
0.50%	(2.96)%	(0.50)%	(4.64)%
(0.50)%	2.95%	0.20%	1.83%
(1.00)%	5.89%	0.07%	0.61%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of June 30, 2024 and December 31, 2023. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	June 30, 2024		December 31, 2023
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.29)%	(11.19)%	(1.14)%	(10.29)%
+10 BPS	(0.52)%	(4.48)%	(0.46)%	(4.12)%
-10 BPS	0.52%	4.48%	0.46%	4.12%
-25 BPS	1.29%	11.19%	1.14%	10.29%

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
ACM has established an Information Technology Steering Committee (the "ITSC") to help mitigate technology risks including cybersecurity. One of the roles of the ITSC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Policies, including an incident response plan. and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
In addition, our Audit Committee periodically monitors and oversees our information and cybersecurity risks including reviewing and approving any information and cybersecurity policies, procedures and resources, and reviewing our information and cybersecurity risk assessment, detection, protection, and mitigation systems.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our second quarter that ended on June 30, 2024. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses identified below.
Based on this evaluation and an evaluation of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2024, we have concluded that we have material weaknesses in each of the following areas:
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
Remediation Plan and Status
With oversight and input from the Board, management has been continuing to design and implement changes in processes and controls to remediate the material weaknesses and to enhance our internal control over financial reporting as noted below. Management and the Board, including the independent members of the Board, are continuing to work to remediate the material weaknesses identified herein. The Company has completed or made progress on certain remedial actions and expects to take other remedial actions, as described in more detail below. As previously disclosed, the Company has streamlined the Company’s senior management structure such that the Company now has a single CEO and Vice Chair - Scott Ulm - following the retirement of Jeffrey Zimmer. Also, as previously disclosed, the Company has entered into an advisory agreement with Mr. Zimmer, which documents Mr. Zimmer’s ongoing service to the Company as an ex-officio, non-voting special advisor to the Board, since immediately following his retirement.
In addition, the Company has completed or continues to implement the following actions to enhance its internal control over financial reporting and its corporate culture:
a.Caused ACM to provide a written reminder to all ACM employees of ACM’s and the Company’s policies and procedures that address workplace conduct, professionalism and integrity, including procedures for the submission of complaints without retaliation, and the investigatory process. Such notice also reiterated to employees of the need to conduct themselves ethically and professionally and to comply with the Company’s policies and laws and regulations, or face disciplinary action;
b.Revised the Company’s Whistleblower Policy and Code of Business Conduct and Ethics to provide for an independent third-party whistleblower hotline, where complaints can be raised anonymously, without attribution;
c.Added a “tone-at-the-top” assessment to the internal audit function at the Company, as an area for regular examination, testing and assessment, including certifications from senior management to confirm that each senior manager is aware of tone-at-the-top and that such individual has not witnessed any incidents of concern, or, if such an incident has occurred, that it has been dealt with appropriately;
d.Engaged an independent, third-party consultant to provide regular (at least annual) training to all management level personnel regarding tone-at-the-top, and best practices to ensure a positive tone-at-the-top, with Board members invited and encouraged to join such sessions. Management expects that such training will commence during the third quarter of 2024;
e.Hosted an initial town hall meeting in May 2024, with plans to conduct additional town hall meetings on a regular basis, where all Company and ACM personnel will be provided an opportunity to participate in an open discussion with management and have a forum to raise any issues or concerns.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

Management believes the foregoing efforts will effectively remediate the material weaknesses described above. However, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to improve controls or determine to modify the remediation plan. The Company is working to remediate the material weaknesses identified above as efficiently and effectively as possible. At this time, the Company cannot provide an estimate of the timing or costs expected to be incurred to remediate such material weaknesses.
Changes in Internal Control Over Financial Reporting
Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the second quarter ended June 30, 2024 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings
During the quarter ended June 30, 2024, there have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.
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

10.1
Amendment No. 2, dated June 20, 2024, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., StockBlock Securities LLC and BTIG, LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 21, 2024)

10.2
Amendment No. 1, dated June 20, 2024, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley Securities, Inc., BUCKLER Securities LLC and BTIG, LLC (Incorporated by reference to Exhibit 1.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 21, 2024)

10.3	Advisory Agreement, dated June 20, 2024, between ARMOUR Residential REIT, Inc. and Jeffrey Zimmer (1)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (2)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 24, 2024	ARMOUR RESIDENTIAL REIT, INC.

/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer, Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer