Form 10-K
period 2024-12-31
Armour Residential REIT, Inc.
filed 2025-02-12
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐       Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
On June 28, 2024, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately,$941,721,941 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 11, 2025 was 76,414,932.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I
Item 1. Business
ARMOUR Residential REIT, Inc.

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"), a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.
ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission ("SEC") (which registration the Company provides notice of to the state of Florida), (see Note 9 and Note 15 to the consolidated financial statements). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes (See Real Estate Investment Trust Requirements section below).
All per share amounts, common shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-five reverse stock split (the "Reverse Stock Split"), which was effective September 29, 2023. No other reclassifications have been made to previously reported amounts.
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

Assets
At December 31, 2024 and December 31, 2023, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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

ARMOUR Residential REIT, Inc.
Business (continued)

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
While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our securities portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our securities portfolio. For GAAP purposes, all changes in the fair value of our derivatives currently flow through earnings. Changes in the fair value of our legacy Agency MBS portfolio, that was designated as available for sale historically, were recognized in other comprehensive income (loss). Therefore, historical earnings reported in accordance with GAAP have fluctuated even in situations where our derivatives were operating as intended. Currently, all of our Agency MBS portfolio is designated as trading securities and changes in the fair values of our derivatives and Agency MBS flow through earnings together. Accordingly, our results of operations will not be subject to the additional fluctuations caused by the previous differences in mark-to-market accounting treatments. Comparisons with companies that use hedge accounting for all or part of their derivative activities may not be meaningful.
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
The management agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2024, December 31, 2023 and December 31, 2022, the effective management fee was 0.92%, 0.93% and 0.95% prior to management fees waived, and 0.77%, 0.77% and 0.74%, after management fees waived, based on gross equity raised of $4,498,880, $4,231,965 and $3,787,042, respectively and effectively a rate of 3.03%, 3.09% and 3.23% based on total stockholders' equity.

ARMOUR Residential REIT, Inc.
Business (continued)

During the years ended December 31, 2024, December 31, 2023 and December 31, 2022 ACM voluntarily waived management fees of $6,600, $6,600 and $7,800 respectively. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of December 31, 2024, the Company’s contractual management fee commitments, prior to management fees waived, are:

Year	Contractual Management Fee
2025	$41,242
2026	41,242
2027	41,242
2028	41,242
2029	41,242
Total	$206,210
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
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. From time to time, we grant restricted stock unit awards to our Board and to our executive officers that vest over various periods through 2027 and 2029, respectively (see Note 10 to the consolidated financial statements).
Environmental, Social and Governance Initiatives
ARMOUR is committed to best practices in our environmental, social and governance ("ESG") policies. We have incorporated many ESG principles into our corporate culture over time in growing the Company. We understand that ESG practices can create value by improving the environment and the lives of our employees, stockholders, business partners, and the community and we recognize that understanding our efforts on ESG practices is increasingly important to those key relationships. To demonstrate our commitment, ARMOUR’s Nominating and Corporate Governance Committee provides primary oversight of our efforts in ESG policies, activities, and communications. Together, we assess our practices with a goal of meeting or exceeding industry and peer standards. We continually seek opportunities to enhance the communities where we operate through corporate giving, employee volunteering, human capital development, and environmental sustainability programs. Additional information regarding our efforts to implement environmental and social factors in the operation of our business is available in the ESG section of our website at www.armourreit.com. Furthermore, we continue to evaluate relevant corporate sustainability reporting frameworks with a goal of adopting and implementing best practices in our reporting framework.

ARMOUR Residential REIT, Inc.
Business (continued)

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
Cybersecurity
We rely on our financial, accounting and other data processing systems. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected; as such, it is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance.
ACM has established an Information Technology Steering Committee (the "ITSC") to help mitigate technology risks including cybersecurity. One of the roles of the ITSC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Policies, including an incident response plan, and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
In addition, our Audit Committee periodically monitors and oversees our information and cybersecurity risks including reviewing and approving any information and cybersecurity policies, procedures and resources, and reviewing our information and cybersecurity risk assessment, detection, protection, and mitigation systems.
Funding Activities
If ACM and the Board determine that additional funding is advisable, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods. In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2024, there were 62,588 authorized shares of common stock and 43,153 authorized shares of preferred stock, respectively, available for issuance. At December 31, 2024, there were 2,217 authorized shares of common stock remaining available for repurchase under our Common Stock Repurchase Program and 2,000 authorized shares of Series C Preferred Stock available for repurchase under our Series C Preferred Stock Repurchase Program.

ARMOUR Residential REIT, Inc.
Business (continued)

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
In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to timely distribute, with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy these requirements, we presently intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of MGCL and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common and preferred stock which represented non-taxable return of capital was 14.8% in 2024, 47.5% in 2023 and 100.0% in 2022.
At December 31, 2024, we had approximately $(189,450) in tax deductible expense relating to previously terminated interest rate swap, treasury futures contracts and treasury shorts amortizing through the year 2034.
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

ARMOUR Residential REIT, Inc.
Business (continued)

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
Corporate Information
We are managed by ACM pursuant to a management agreement between ARMOUR and ACM. We do not have any employees. As of February 11, 2025, ACM had 20 employees that provide services to us.
Principal office location: 3001 Ocean Drive, Suite 201, Vero Beach, FL 32963
Phone number: (772) 617-4340.
Website: www.armourreit.com.
Our investor relations website can be found at www.armourreit.com. We make available on our website under “SEC filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on our website, our Board committee charters as well as our corporate governance documents, including our code of business conduct and ethics and whistleblower policy. Any amendments or waivers thereto will be provided on our website within four business days following the date of the amendment or waiver. Information provided on our website is not part of this Annual Report on Form 10-K and not incorporated herein.
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

Index To Item 1A. Risk Factors
Page
Risk Factor Summary	8
ARMOUR’s MBS investments rely heavily on financial leverage, magnifying our interest rate and spread risks	8
ARMOUR actively issues new shares and may redeem outstanding shares of its common and preferred stock	8
ARMOUR is externally managed by ACM	8
We and equity analysts consider Distributable Earnings as a measure of ARMOUR’s investment performance	9
Our affiliate BUCKLER is our largest financing counterparty and placement agent under our at-the-market ("ATM") offering program	9
General risks common to ARMOUR and our peer mortgage REITs	9

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Risk Factor Summary
ARMOUR’s MBS investments rely heavily on financial leverage, magnifying our interest rate and spread risks:
•Changes in interest rates impact our level of net interest income, total comprehensive income (loss) and stockholders' equity and we cannot always successfully mitigate such interest rate risks;
•Volatility in the relationships between the market prices and yields for our securities and certain benchmark prices and interest rates periodically will adversely affect our net income, earnings per share and stockholders' equity
•Fed monetary policy significantly influences interest rates and short-term financing availability;
•U.S. Government backing of GSEs makes counterparty credit risk for investing in Agency Securities similar to that of U.S. Treasury Securities. Should GSEs lose that status or go fully private it could cause extreme market volatility and depressed prices on Agency Securities;
•The fair value of our interest rate swaps represents forecasted future net swap coupon amounts. The fair value of these positions has already been included in total comprehensive income (loss) and total stockholders’ equity. It has been received by us in cash through variation margin payments made by our counterparties, which we recognize as a liability. Both the asset and liability will ultimately go to zero. This exact path of this eventual decline is uncertain and will depend on future changes in interest rates and other factors;
•During stressful market conditions, we have sold and may in the future be forced to sell MBS at distressed prices, thereby potentially incurring permanent equity losses; and
•We have credit exposure to our financing and derivative counterparties for the value of our collateral they hold in excess of our current liabilities.
ARMOUR actively issues new shares and may redeem outstanding shares of its common and preferred stock:
•We have issued and may in the future issue shares of our common stock in “at the market” offerings or underwritten “block” offerings, which may adversely impact the market price of our stock and result in dilution to existing stockholders;
•We may issue stock when investment opportunities are relatively less attractive;
•We may repurchase our common and preferred stock at prices below book value, to the potential disadvantage of selling stockholders; and
•Significant changes in the number of shares outstanding over time complicate the understanding of periodic per share calculations.
ARMOUR is externally managed by ACM:
•ACM may terminate the management agreement for any reason. If ACM ceases to be our investment manager, financial institutions providing any financing arrangements to us may not provide future financing to us;
•ACM’s liability is limited under the management agreement and we have agreed to indemnify ACM and its affiliates against certain liabilities. As a result, we could experience poor performance or losses for which ACM would not be liable;
•There are potential conflicts of interest with current and future investment entities affiliated with ACM;
•There are potential conflicts of interest with the allocation of investment opportunities by ACM.
•Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders.
•ACM's management fees are calculated based on our gross equity raised and not on our performance. Gross equity raised substantially exceeds total stockholders' equity determined in accordance with GAAP and

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

management fee expenses do not decline with reductions in our total stockholders' equity. As a result, ACM's annualized contractual management fee rate as of December 31, 2024 equaled 3.03% of stockholders' equity.
•ACM has voluntarily waived a portion of its contractual management fee. ACM has reduced, and may further reduce, the amount of or discontinue entirely its voluntary fee waiver without our consent.
•The termination of the management agreement may be difficult and costly.
•The management agreement with ACM will automatically renew for an additional 5-year term unless ARMOUR gives 180-day written notice of non-renewal.
•The management agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third-party.
We and equity analysts consider Distributable Earnings as a measure of ARMOUR’s investment performance:
•Distributable Earnings is a non-GAAP measure which excludes gains and losses, and therefore is an imperfect measure of our overall financial performance, and is not a standardized metric; and
•Distributable Earnings may not provide sufficient incentive to ACM to maximize risk adjusted returns on our investment portfolio.
Our affiliate BUCKLER is our largest financing counterparty and placement agent under our ATM offering program:
•A material portion of our aggregate repurchase financing is facilitated through BUCKLER;
•We hold a 10.8% equity ownership interest in BUCKLER and additionally, provided BUCKLER with $200 million in additional regulatory capital;
•BUCKLER relies primarily on bilateral and triparty repurchase agreement funding through the FICC;
•BUCKLER is the primary placement agent for ARMOUR's common share ATM Program;
•BUCKLER may pursue business opportunities with third parties; and
•There are potential conflicts of interest in our relationship with ACM and its affiliates, including BUCKLER, which could result in decisions that are not in the best interests of our stockholders.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

ARMOUR’s MBS investments rely heavily on financial leverage, magnifying our interest rate and spread risks:
Changes in interest rates impact our level of net interest income, total comprehensive income (loss) and stockholders' equity and we cannot always successfully mitigate such interest rate risks.
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
It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as pandemics, epidemic disease, warfare (including the ongoing war between Russia and Ukraine and Middle East hostilities), economic and international trade conflicts or sanctions, the change in the political makeup of the U.S. Congress, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.
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
After the Fed increased the Federal Funds Rate to a target range of 5.25% to 5.50% in July 2023 to tame rising inflation, it kept the target range at this level until September 2024, stating in 2024 FOMC meetings that the risks to achieving its employment and inflation goals continue to move into better balance. In September 2024, the Fed started reducing its target range, decreasing it by 0.50% to 4.75% to 5.00%, and stating that the risks to achieving its employment and inflation goals were then roughly in balance. The Fed subsequently reduced the target range by 0.25% each in November and December 2024, bringing the target range down to 4.25% to 4.50%.
While short-term interest rates fell as the Fed reduced its target range by 100 basis points from September to December, long term interest rates were volatile throughout the year and rose by 69 basis points, negatively impacting the market value of our investments. There were many factors that contributed to the rise in long term rates, including the Fed’s quantitative tightening policies that remained throughout 2024. These policies included reducing the Fed’s holdings of agency mortgage-backed securities and U.S. Treasuries, creating net supply in the market.
We invest in MBS guaranteed by GSEs such as Fannie Mae and Freddie Mac, which are under conservatorship by the FHFA. Changes to the conservatorship or to the laws and regulations affecting the support GSEs receive may adversely affect the availability, financing, pricing, market value and liquidity of our assets.
During the FHFA's conservatorship, U.S. Congress has considered structural changes to GSEs, including considering releasing GSEs from conservatorship. Market volatility and concerns about recession have raised

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

concerns that the GSEs may need additional capital to meet their obligations as guarantors. The market value of MBS is highly dependent on the continued support of the GSEs by the U.S. government. If this support is modified or withdrawn, if the U.S. Treasury does not inject new capital as needed, or if the GSEs are released from conservatorship, the market value of MBS may significantly decline. The ability to obtain repurchase agreement financing might become difficult, or it may force us to sell assets at a loss. Policy changes to the relationship between the GSEs and the U.S. government may create market uncertainty, have the actual or perceived effect of reducing credit quality of MBS issued by GSEs; interrupt cash flows on the underlying MBS; and negatively impact our exclusion from the 1940 Act.
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
U.S. Government actions, including U.S. Congress, the Fed, U.S. Treasury, FHFA and other governmental and regulatory bodies may adversely affect our business.
If the markets do not respond favorably to any actions or if such actions do not function as intended, they could have adverse market implications and could negatively impact our consolidated financial statements. The actual or anticipated action or inaction on U.S. fiscal policy matters, including the U.S. debt ceiling, could result in a wide range of negative economic effects, including increased financial market and interest rate volatility and wider market spreads between mortgage assets and benchmark interest rates. New regulatory requirements, including more stringent capital rules, could adversely affect financing availability and/or terms from our counterparties, reduce market liquidity and mortgage loan origination and limit activities of significant organizations and entities that are important to our business.
The fair value of our interest rate swaps represents forecasted future net swap coupon amounts. The fair value of these positions has already been included in total comprehensive income (loss) and total stockholders’ equity. It has been received by us in cash through variation margin payments made by our counterparties, which we recognize as a liability. Both the asset and liability will ultimately go to zero. This exact path of this eventual decline is uncertain and will depend on future changes in interest rates and other factors.
At December 31, 2024, the aggregate fair value of our interest rate swaps was $894,714, which compares to the amount of our equity attributable to our common stock of $1,190,240. The fair value of our interest rate swaps represents forecasted present values of future net swap coupon amounts. Variation margin provisions in our swap contracts require our counterparties to post to us cash collateral equal to that fair value. We have used that cash collateral to collateralize or reduce our repurchase financing balances, to acquire additional Agency Securities or to increase our cash liquidity. Future changes in forward interest rates are the primary determining factor in the economic and aggregate financial reporting impact of our swaps on our investment returns, financial position and results of operations.
Periodic net swap coupon receipts and payments were forecasted to arrive at the estimated fair values of our swaps. Accordingly, amounts reported as the periodic net coupon effect of our interest rate swaps largely represent values that were previously recognized elsewhere in total comprehensive income (loss). Periodic net swap coupon amounts are largely offset by corresponding adjustments in the fair values of the swaps, which are concurrently reported in total comprehensive income (loss) and total stockholders’ equity, resulting in a relatively minor aggregate impact. When considered with the variation margin requirements, periodic net swap coupon amounts have relatively little practical impact on our current investment, financing or liquidity positions.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Terminating interest rate swaps would merely result in the offsetting of our recognized interest rate swap asset and obligation to return cash collateral posted. Termination would have little practical effect on our current investment, financing or liquidity positions. Terminating or entering into new swaps changes our exposure to future interest rate changes.
The fair value of our swap positions will ultimately go to zero over their remaining terms, which averaged 76 months as of December 31, 2024. The rate and exact path of this inevitable decline is uncertain and will depend on future changes in expected forward interest rates and other factors. These factors will also drive the future amounts of net swap receipts or payments and corresponding future fair values and variation margin amounts. We also may terminate swaps before their maturity and receive or make final settlement payments based on the estimated fair value of the swap at the time of termination.
During stressful market conditions, we have sold and may in the future be forced to sell MBS at distressed prices, thereby potentially incurring permanent equity losses.
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
We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2024 and December 31, 2023, BUCKLER accounted for 45.7% and 48.4%, respectively, of our aggregate borrowings and had an amount at risk of 8.0% and 8.1%, respectively, of our total stockholders' equity (see Note 15 to the consolidated financial statements).
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

prepayment characteristics when the required pay ups are relatively lower and may sell our Agency Securities when their pay ups are relatively higher.
Our MBS portfolio may lose some of its liquidity capital due to margin calls from repurchase counterparties on the fourth business day of each month.
On the fourth business day of each month, factors drop and lower the market value of our Agency Securities. This reflects both scheduled and unscheduled principal paydowns, which are guaranteed by GSEs. These payments are passed to investors by the end of the same month. This time delay may create a risk to our liquidity when unscheduled principal paydowns are larger than expected.
Reliance on inaccurate models or estimates could lead to poor business decisions and expose us to risk.
Analytical models and other data are used to value our assets, to aid in risk management, hedging strategies and potential investment opportunities. Models and estimates may be sourced from third-parties or may be developed internally. These are dependent on market factors, assumptions and estimates from third-parties as well as management’s judgment and experience. If the models or the underlying assumptions or inputs are inaccurate or incomplete, decisions made based on that information may be inaccurate and could cause actual results to differ from projected results.
ARMOUR actively issues new shares and may redeem outstanding shares of its common and preferred stock:
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
Since 2020, we have relied on ATM offerings to issue new shares of our common stock. Under our ATM programs, we instruct a placement agent to accept bids and post offers for our stock in the regular trading markets throughout the trading day. These transactions are typically executed through automated trading algorithms and subject to limits including minimum sales prices and maximum percentage of trading volume. A placement agent may also entertain direct offers from its institutional customers on our behalf. Our ATM sales are not the subject of contemporaneous public reporting. Therefore, the direct impact on overall market trading prices for our stock is difficult to discern, but may also be negative. Fees to placement agents for ATM transactions represent a lower percentage of stock proceeds than underwriting fees for block offerings.
We consider the potential dilution of existing stockholders as part of our decision to issue new shares. ARMOUR’s board of directors has authorized our CEO and CFO to issue new common shares where the net proceeds to the Company, after fees and expenses, represents at least 93.50% of our most recent estimate of ARMOUR’s book value per common share. We endeavor to achieve net proceeds representing a higher percentage. For 2024, we realized net proceeds that averaged approximately 98.7% of recently estimated book value, resulting in an aggregate dollar dilution of $3,487. We also consider the favorable impact to existing stockholders of spreading administrative and operating expenses over an increased number of common shares.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We may repurchase our common and preferred stock at prices below book value, to the potential disadvantage of selling stockholders.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

The following tables illustrate these denominator effects for ARMOUR for 2024 and 2023.

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	December 31, 2024 (1)
Comprehensive Income (loss) available (related) to common stockholders	$11,521	$(51,346)	$62,885	$(49,436)	$(26,376)
Weighted average common shares outstanding (diluted)	48,988	48,770	51,833	59,371	52,158
Comprehensive Income (loss) per common share	$0.24	$(1.05)	$1.21	$(0.83)	$(0.51)

Beginning Book Value per Common Share	$22.54	$22.07	$20.30	$20.76	$22.54
Comprehensive Income (loss) per common share	0.24	(1.05)	1.21	(0.83)	(0.51)
Dividends Declared per common Share	(0.72)	(0.72)	(0.72)	(0.72)	(2.88)
Accretive (Dilutive) Effect of Capital Activity	0.01	—	(0.03)	(0.14)	(0.08)
Ending Book Value per Common Share	$22.07	$20.30	$20.76	$19.07	$19.07

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	December 31, 2023 (1)
Comprehensive Income (loss) available (related) to common stockholders	$(22,827)	$39,966	$(182,163)	$96,646	$(68,378)
Weighted average common shares outstanding	36,917	40,076	46,506	49,185	43,054
Comprehensive Income (loss) per common share	$(0.60)	$1.00	$(3.92)	$1.96	$(1.59)

Beginning Book Value per Common Share	$28.90	$27.20	$26.90	$21.73	$28.90
Comprehensive Income (loss) per common share	(0.60)	1.00	(3.92)	1.96	(1.59)
Dividends Declared per common Share	(1.40)	(1.20)	(1.20)	(1.20)	(5.00)
Accretive (Dilutive) Effect of Capital Activity	0.30	(0.10)	(0.05)	0.05	0.23
Ending Book Value per Common Share	$27.20	$26.90	$21.73	$22.54	$22.54
(1) Per shares amounts are not intended to be added across periods under GAAP. In this illustration, comprehensive loss per common share for the year ended December 31, 2024 and December 31, 2023, is $(0.08) and $0.03 per share, respectively (lower) higher than the algebraic sum of corresponding amounts for the four individual quarters of the year. Similarly, the (dilutive) accretive effect of our capital activity is $(0.08) and $0.03 per common share, respectively (larger) smaller when calculated on an annual basis as compared to the algebraic sum of the individual quarterly calculations.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

ACM's management fees are calculated based on our gross equity raised and not on our performance. Gross equity raised substantially exceeds total stockholders' equity determined in accordance with GAAP and management fee expenses do not decline with reductions in our total stockholders' equity. As a result, ACM's annualized contractual management fee rate as of December 31, 2024 equaled 3.03% of stockholders' equity.
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
At December 31, 2024 gross equity raised totaled $4,498,880 resulting in an effective contractual management fee rate of 0.92% prior to management fees waived and 0.77% after management fees waived, of that base. The resulting annualized contractual management fee of $41,242 represents 3.03% of the Company’s total stockholders’ equity determined in accordance with GAAP of $1,361,415 at December 31, 2024.
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
During the years ended December 31, 2024, December 31, 2023 and December 31, 2022 ACM voluntarily waived management fees of $6,600, $6,600 and $7,800 respectively. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR (see Note 9 to the consolidated financial statements). ACM may prospectively further reduce the amount of or discontinue entirely its voluntary fee waiver at its sole discretion and without requiring our consent.
The termination of the management agreement may be difficult and costly.
We may not terminate our management agreement with ACM before December 31, 2029, except for cause or in connection with the liquidation of ARMOUR or certain business combination transactions. For the period from January 1, 2025 through December 31, 2029, ARMOUR is obliged to pay contractual management fees

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

totaling approximately $206,210 based on gross equity raised as of December 31, 2024, the date of the most recent management contract extension.
The term “cause” is limited to those circumstances described in the management agreement with ACM and generally includes a final court determination of material breach of the management agreement, willful misconduct, gross negligence or fraud. Upon a termination by us in connection with the liquidation of ARMOUR or certain business combination transactions the management agreement provides that ARMOUR will pay ACM a termination payment equal to four times the contractual base management fee payable to ACM in the preceding full 12 months, calculated as of the effective date of the termination of the agreement. ACM's voluntary fee waiver does not reduce the amount of such termination payment. The contractual management fee payable to ACM for the 12 months ended December 31, 2024, was $39,726. The contractually required termination payment would increase the effective cost to us to terminate the management agreement in connection with the liquidation of ARMOUR or certain business combinations and adversely affect ARMOUR's attractiveness as a potential business combination target.
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
We and equity analysts consider Distributable Earnings as a measure of ARMOUR’s investment performance:
Distributable Earnings is a non-GAAP measure which excludes gains and losses, and therefore is an imperfect measure of our overall financial performance, and is not a standardized metric.
We consider Distributable Earnings as a measure of our investment performance and discuss our periodic financial results in terms of Distributable Earnings in our press releases and conference calls with equity analysts. We believe that Distributable Earnings is useful to investors because it is related to the amount of dividends we may distribute. Distributable Earnings is a non-GAAP measure defined as net interest income plus TBA Drop

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

Income adjusted for the net coupon effect of interest rate swaps minus net operating expenses. Distributable Earnings differs, potentially significantly, from net interest income and from total comprehensive income (loss) (which includes realized gains and losses and market value adjustments).
The following table illustrates the relationship between Distributable Earnings and net interest income and total comprehensive income (loss) for the year ended December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Net Interest Income	$26,800	$27,109
TBA Drop Income	2	6,088
Net interest income on derivatives	230,264	219,710
Total Expenses after fees waived	(53,650)	(43,551)
Distributable Earnings	$203,416	$209,356

Total Comprehensive Loss	$(14,394)	$(56,396)
Items Excluded From Distributable Earnings:
Loss on MBS	$348,646	$48,608
(Gain) Loss on U.S. Treasury Securities	(37,602)	43,093
Gain on TBA Securities, less TBA Drop Income	(56,540)	(17,918)
(Gain) loss on interest rate swaps	(17,435)	158,584
Futures contracts (gain) loss	(19,259)	33,385
Add back excluded	$217,810	$265,752
Distributable Earnings	$203,416	$209,356
Distributable Earnings is based on the historical cost basis of our Agency Securities and interest rate swaps, while we report substantially all of our assets and liabilities at current fair values. As a result, Distributable Earnings may include amounts that were recognized and reported elsewhere in our consolidated financial statements previously. For example, the net coupon effect of interest rate swaps is the primary driver of market value adjustments on these positions that were recognized in total comprehensive income (loss) and total stockholders’ equity in prior periods.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
Our affiliate BUCKLER is our largest financing counterparty and placement agent under our ATM offering program:
A material portion of our aggregate repurchase financing is facilitated through BUCKLER.
At December 31, 2024, BUCKLER provided approximately $4,895,003, or 45.7% of ARMOUR’s repurchase financing. BUCKLER is subject to various broker-dealer regulations. BUCKLER’s failure to comply with these regulations and facilitate attractive repurchase financing and its ability to conduct business with third parties could adversely affect ARMOUR’s funding costs, “haircuts” and/or counterparty exposure. We cannot guarantee that BUCKLER will be able to provide repurchase financing on more attractive terms in the future.
We hold a 10.8% equity ownership interest in BUCKLER and additionally, provided BUCKLER with $200 million in additional regulatory capital.
The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship, and funding commitment) compared to other suitable repurchase financing counterparties. To facilitate this, ARMOUR holds a 10.8% equity ownership interest in BUCKLER and has committed to provide on demand a subordinated loan to BUCKLER in an amount up to $200 million. The commitment extends through March 20, 2026, and is collateralized by Agency and/or U.S. Treasury Securities owned by ARMOUR and pledged to BUCKLER. The commitment is treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the securities to secure its own borrowings (see Note 15 to the consolidated financial statements).
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
ARMOUR continues to maintain active repurchase financing arrangements with numerous other counterparties with the intention of reducing our risk of relying primarily on BUCKLER. At December 31, 2024, we had repurchase borrowings from 17 different counterparties including BUCKLER. However, there can be no assurance as to the availability, terms, or cost of additional repurchase financing that might be available from other counterparties if we needed to replace BUCKLER’s financing capacity, particularly on short notice or during times of market distress.
BUCKLER is the primary placement agent for ARMOUR's common share ATM Program.
BUCKLER has acted as placement agent for 83% of the shares of common stock that ARMOUR has issued through its ATM programs in 2024. BUCKLER’s commission rate for these placements has been lower than the commission rates of other placement agents involved in our ATM program. Placement commissions represent a significant contribution to BUCKLER profitability. If BUCKLER became unable to participate in our ATM program, our placement costs would increase. If we reduce the volume of ATM placements with BUCKLER, its profitability may be adversely affected.

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates, including BUCKLER. An entity affiliated with Mr. Ulm is one of the two general partners of ACM, and each of Mr. Ulm, Mr. Staton and Mr. Bell is a limited partner in ACM. ACM controls BUCKLER.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
The daily collateral maintenance required for our repurchase financing and our hedging derivatives generally move in opposite directions as market interest rates change. However, because market yields on our Agency Securities are not perfectly correlated with interest rate market yields, it is likely that our daily requirements to post collateral to our counterparties will not equal the collateral our counterparties are required to post to us. In times of higher market volatility, those differences can become more significant.
Exchange-traded swaps and futures have higher initial margin requirements than bilateral swap agreements.
Historically, we have primarily used bilateral interest rate swaps that were privately negotiated with counterparties. Under the Dodd-Frank Act, certain swaps are required to clear through a registered clearing facility and traded on a designated exchange or swap execution facility. As more swap transactions are being executed through clearing facilities, our ability to enter into new bilateral swaps has waned. We have been using exchange -traded futures contracts and cleared swaps in place of bilateral swaps. While these contracts are more liquid than bilateral swaps, they also may require substantially higher initial margin deposits. For example, longer tenor cleared swaps may require initial margin deposits currently as high as 4.7% of the notional swap amount. Higher initial margin requirements will increase our need for liquidity.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset undistributed taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(15,606), $(732,477), $(472,002), and $(46,823) will be available to offset future capital gains realized in 2026, 2027, 2028 and 2029 respectively. Any capital loss carry forward that we have not used to offset undistributed otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us. Capital loss carry forwards totaling $(1,071,379) expired unused in 2024 and prior years because we did not generate enough taxable net capital gains during that period relative to our level of distributions. Our current practice of declaring dividends based on non-GAAP Distributable Earnings increases the likelihood that net capital gains realized will be treated as distributed in the year realized. In the absence of offsetting net capital loss carry forward amounts, we will be required to make timely distributions of future net capital gains realized, or alternatively, pay U.S. federal income tax on such realized net capital gains not distributed.
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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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

ARMOUR Residential REIT, Inc.
Risk Factors (continued)

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
We rely on sophisticated information technology systems, networks, and infrastructure in managing our day-to-day operations. Despite cybersecurity measures already in place, which we monitor on a regular basis, our information technology systems, networks, and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks, and infrastructure, and protect our information could adversely affect our business.
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
Our Board of Directors considers Distributable Earnings when determining the level of dividends on our common stock. Distributable Earnings tends to be more stable over time and this practice is designed to increase the stability of our common stock dividend from month to month. However, Distributable Earnings excludes gains and losses in portfolio value that are reflected in total comprehensive income (loss) computed in accordance with GAAP. These differences cause us to distribute common stock dividends that differ from our total economic return. Since 2010, ARMOUR has distributed common stock dividends totaling approximately $2,144,101 while incurring cumulative total comprehensive (loss) attributable to common stockholders of $(1,078,961). Such losses include approximately $(622,300) in 2013 and $(539,942) in the first quarter of 2020 and $(399,914) in the first three quarters of 2022.
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
Stock markets are subject to significant price fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors. Possible exogenous incidents and trends may also impact the capital markets generally and our common stock prices specifically. For example, the ongoing war between Russia and Ukraine and resulting economic sanctions imposed by many countries on Russia, as well as the ongoing hostilities in the Middle East, have led to disruption, instability and volatility in the U.S. and global markets and industries and are expected to have a negative impact on the U.S. and broader global economies. The timing of your purchase and sale of our common stock relative to fluctuations in its trading price may result in you losing a significant portion of your investment.
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
Risks from Cybersecurity Threats
We rely on our financial, accounting and other data processing systems. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected a material cybersecurity breach to date, or encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities), any failure to maintain performance or any other risk from cybersecurity threats. See General risks common to ARMOUR and our peer mortgage REITs—We are highly dependent on information and communications systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and negatively affect the market price of our common stock and our ability to distribute dividends in Item 1A. Risk Factors of this Form 10-K for further discussion.
Governance
Our Board is aware of the critical nature of managing risks associated with cybersecurity threats and has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats. Our Audit Committee periodically monitors and oversees our information and cybersecurity risks including

ARMOUR Residential REIT, Inc.
Cybersecurity (continued)

reviewing and approving any information and cybersecurity policies, procedures and resources, and reviewing our information and cybersecurity risk assessment, detection, protection, and mitigation systems.
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
Risk Management Personnel
Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with the ITSC. This committee consists of the Chief Technology Officer ("CTO"), IT Systems Administrator, Co-Chief Investment Officers, Controller and the CFO. Our CTO has over a twenty years of experience with cybersecurity, and our IT Systems Administrator has cybersecurity experience and certifications. All ACM employees are required to complete monthly cybersecurity trainings. Our ITSC oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our cybersecurity training procedures.
Monitoring
The ITSC is informed by our CTO about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Information technology subscriptions and cybersecurity updates are reviewed regularly by our CTO and continuing education in the cybersecurity field is ongoing. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The ITSC implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the ITSC is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
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
ARMOUR Residential REIT, Inc.

Stock Symbols and Holders of Common Equity
Our 7.00% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), and our common stock are currently listed on the NYSE under the symbols “ARR-PRC” and “ARR,” respectively. On February 11, 2025, the closing per share price of our common stock as reported on the NYSE was $19.06.
As of February 11, 2025, we had 152 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.
Dividend Policy
We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. For the year ended December 31, 2024, we paid full cumulative dividends on our preferred stock.
For historical information on the frequency and amount of cash dividends paid to the holders of shares of our preferred stock and common stock see Note 11 to the consolidated financial statements.
Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $150,990 and dividend payments to preferred stockholders were $11,982 for the year ended December 31, 2024. Our estimated REIT taxable income available to pay dividends was $140,041 for the year ended December 31, 2024. Dividends in excess of REIT taxable income for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 14.8% in 2024, 47.5% in 2023 and 100.0% in 2022.

ARMOUR Residential REIT, Inc.
Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities (continued)

Performance Graph
The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2019, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

Cumulative Total Return
250
200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
NAREIT Mortgage REIT Index
S&P 500 Index
ARMOUR Residential REIT

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
ARMOUR Residential REIT	$100.00	$66.78	$67.57	$46.09	$39.00	$44.13
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
NAREIT Mortgage REIT Index	$100.00	$81.23	$93.93	$68.94	$79.52	$79.80
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
References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"), a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.
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

At December 31, 2024 and December 31, 2023, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. From time to time we have also invested in U.S. Treasury Securities and money market instruments.
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
While we use strategies to economically hedge some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our securities portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our securities portfolio. For GAAP purposes, all changes in the fair value of our derivatives currently flow through earnings. Changes in the fair value of our legacy Agency MBS portfolio, that was designated as available for sale historically, were recognized in other comprehensive income (loss). Therefore, historical earnings reported in accordance with GAAP have fluctuated even in situations where our derivatives were operating as intended. Currently, all of our Agency MBS portfolio is designated as trading securities and changes in the fair values of our derivatives and Agency MBS flow through earnings together. Accordingly, our results of operations will not be subject to the additional fluctuations caused by the previous differences in mark-to-market accounting treatments. Comparisons with companies that use hedge accounting for all or part of their derivative activities may not be meaningful.
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
Management
See section titled Management in Item 1. Business and see also Note 9 and Note 15 to the consolidated financial statements.
Market and Interest Rate Trends and the Effect on our Securities Portfolio
Federal Reserve Actions
On September 18, 2024, the Fed lowered the target range for the Federal Funds Rate by 0.5% to 4.75% to 5.00%, which it had kept unchanged since July 26, 2023. On November 7, 2024, the Fed further lowered the target range for the Federal Funds Rate by 0.25% to 4.50% to 4.75% and on December 18, 2024, the Fed lowered the target range for the Federal Funds Rate by 0.25% to 4.25% to 4.50%. The Fed said that inflation has made progress toward its 2% objective but remains somewhat elevated, and the risks to achieving its employment and inflation goals are roughly in balance. The Fed further stated that in considering the extent and timing of additional adjustments to the target range for the Federal Funds Rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since the beginning of 2023.

Meeting Date	Lower Bound	Higher Bound
December 18, 2024	4.25%	4.50%
September 18, 2024	4.75%	5.00%
July 26, 2023	5.25%	5.50%
May 3, 2023	5.00%	5.25%
March 22, 2023	4.75%	5.00%
February 1, 2023	4.50%	4.75%
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
The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from December 31, 2022 to December 31, 2024.
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
Results of Operations

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net Interest Income	26,800	27,109	107,664
Total Other Income (Loss)	12,456	(51,481)	(299,761)
Total Expenses after fees waived	(53,650)	(43,551)	(37,833)
Net Loss	$(14,394)	$(67,923)	$(229,930)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	7,471	7,452
Reclassification adjustment for Impairment losses on available for sale Agency Securities	—	—	4,183
Net unrealized gain (loss) on available for sale Agency Securities	—	4,056	(130,135)
Other comprehensive income (loss)	$—	$11,527	$(118,500)
Comprehensive Loss	$(14,394)	$(56,396)	$(348,430)
Net losses for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 reflect losses on our trading securities offset by gains on derivatives. Although we had larger average securities portfolios in 2024 and 2023, interest income on these portfolios was offset by higher costs for repurchase financing.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Net interest income is a function of the size of and yield earned from our investment portfolio and the size of and cost of our repurchase and other financing costs.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest Income	$550,946	$552,903	$228,432
Interest Expense	(524,146)	(525,794)	(120,768)
Net Interest Income	$26,800	$27,109	$107,664
The following table details the factors impacting our net interest income for the year ended December 31, 2024.

For the Year Ended December 31, 2024	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$545,282	$11,109,539	4.91%
Cash Equivalents & Treasury Securities	5,664	143,954	3.93%
Total Interest Income/Average Interest Earning Assets	$550,946	$11,253,493	4.90%

Interest-bearing Liabilities:
Repurchase Agreements	$(495,625)	$9,143,471	(5.42)%
Treasury Securities Sold Short	(28,521)	687,462	(4.15)%
Total Interest Expense/Average Interest Bearing Liabilities	$(524,146)	$9,830,933	(5.33)%
Net Interest Income/Net Interest Spread	$26,800		(0.43)%
Net Yield on Interest Earning Assets			0.24%
The following table details the factors impacting our net interest income for the year ended December 31, 2023.

For the Year Ended December 31, 2023	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$546,246	$11,381,637	4.80%
Cash Equivalents & Treasury Securities	5,684	159,112	3.57%
Subordinated Loan to BUCKLER	973	22,726	4.28%
Total Interest Income/Average Interest Earning Assets	$552,903	$11,563,475	4.78%

Interest-bearing Liabilities:
Repurchase Agreements	$(506,242)	$9,580,996	(5.28)%
Treasury Securities Sold Short	(19,552)	432,922	(4.52)%
Total Interest Expense/Average Interest Bearing Liabilities	$(525,794)	$10,013,918	(5.25)%
Net Interest Income/Net Interest Spread	$27,109		(0.47)%
Net Yield on Interest Earning Assets			0.23%
The following table details the factors impacting our net interest income for the year ended December 31, 2022.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

For the Year Ended December 31, 2022	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$211,378	$7,245,174	2.92%
Cash Equivalents & Treasury Securities	15,456	940,545	1.64%
Subordinated Loan to BUCKLER	1,598	105,000	1.52%
Total Interest Income/Average Interest Earning Assets	$228,432	$8,290,719	2.76%

Interest-bearing Liabilities:
Repurchase Agreements	(117,577)	6,463,109	(1.82)%
Treasury Securities Sold Short	(3,191)	84,020	(3.80)%
Total Interest Expense/Average Interest Bearing Liabilities	$(120,768)	$6,547,129	(1.84)%
Net Interest Income/Net Interest Spread	$107,664		0.91%
Net Yield on Interest Earning Assets			1.30%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Annualized CPR
Average Principal Prepayment Rate Annualized
20%
15%
10%
5%
0%
5%
4.5%
4%
3.5%
3%
2.5%
2%
1.5%
1%
0.5%
0%
10 Yr Treasury Rate
Dec-22
Mar-23
Jun-23
Sept-23
Dec-23
Mar-24
Jun-24
Sept-24
Dec-24
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Other Income (Loss)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	$—	$(7,471)	$(7,452)
Impairment losses on available for sale Agency Securities	—	—	(4,183)
Loss on Agency Securities, trading, net	(348,646)	(52,665)	(946,666)
Gain (Loss) on U.S. Treasury Securities, net	37,602	(43,093)	(152,268)
Gain on derivatives, net	323,500	51,748	810,808
Total Other (Income) Loss	$12,456	$(51,481)	$(299,761)
Year Ended December 31, 2024 vs. Year Ended December 31, 2023
•Loss on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(243,464) for the year ended December 31, 2024 compared to $419,213 for the year ended December 31, 2023.
◦Sales of our Agency Securities, trading resulted in realized losses of $(105,182) and $(471,878) for the years ended December 31, 2024 and December 31, 2023, respectively.
◦During the years ended December 31, 2024 and December 31, 2023, we sold $4,589,515 and $6,100,661, respectively, of Agency Securities, trading.
•Gain (Loss) on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $35,140 for the year ended December 31, 2024 compared to $(16,496) for the year ended December 31, 2023.
◦Sales of U.S. Treasury Securities resulted in realized gains (losses) of $2,462 and $(26,597) for the years ended December 31, 2024 and December 31, 2023, respectively.
◦For the years ended December 31, 2024 and December 31, 2023, we sold short $1,050,019 and $651,621, respectively, of U.S. Treasury Securities.
◦For the years ended December 31, 2024 and December 31, 2023, we sold $0 and $618,520, respectively, of U.S. Treasury Securities.
•Gain on derivatives, net resulted from a combination of the following:
▪Changes in fair value due to interest rate movements.
▪Interest rate swap contracts' aggregate notional balance was $7,232,000 at December 31, 2024 and $6,786,000 at December 31, 2023.
▪Our total TBA Agency Securities aggregate notional balance was $0 at December 31, 2024 and $300,000 at December 31, 2023.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Year Ended December 31, 2023 vs. Year Ended December 31, 2022
•During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
•Loss on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the loss on sales.
◦The change in fair value of the securities was $419,213 for the year ended December 31, 2023 compared to $(489,316) for the year ended December 31, 2022.
◦Sales of our Agency Securities, trading resulted in realized losses of $(471,878) and $(457,350) for the years ended December 31, 2023 and December 31, 2022, respectively.
◦During the years ended December 31, 2023 and December 31, 2022, we sold $6,100,661 and $5,360,328, respectively, of Agency Securities, trading.
•Loss on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the loss on sales
◦The change in fair value of the securities was $(16,496) for the year ended December 31, 2023 compared to $(7,705) for the year ended December 31, 2022.
◦Sales of U.S. Treasury Securities resulted in realized losses of $(26,597) and $(144,563) for the years ended December 31, 2023 and December 31, 2022, respectively.
◦For the year ended December 31, 2023 we sold short $651,621 of U.S. Treasury Securities.
◦For the years ended December 31, 2023 and December 31, 2022, we sold $618,520 and $5,374,982, respectively, of U.S. Treasury Securities.
•Gain on derivatives, net resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance was $6,786,000 at December 31, 2023 and $6,350,000 at December 31, 2022.
◦Our total TBA Agency Securities aggregate notional balance was $300,000 at December 31, 2023 and $800,000 at December 31, 2022.

Expenses

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Expenses:
Management fees	$39,734	$38,188	$33,774
Compensation	4,737	4,944	5,485
Other Operating	15,779	7,019	6,374
Total Expenses	$60,250	$50,151	$45,633
Less management fees waived	(6,600)	(6,600)	(7,800)
Total Expenses after fees waived	$53,650	$43,551	$37,833

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and distribute liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2024, December 31, 2023 and December 31, 2022, the effective management fee was 0.92%, 0.93% and 0.95% prior to management fees waived, and 0.77%, 0.77% and 0.74%, after management fees waived, based on gross equity raised of $4,498,880, $4,231,965 and $3,787,042, respectively. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022 ACM voluntarily waived management fees of $6,600, $6,600 and $7,800 respectively (see Note 9 to the consolidated financial statements).
Compensation includes non-executive director compensation as well as the restricted stock units awarded to our Board and executive officers directly or through ACM. The fluctuation from year to year is due to the number of awards vesting.

Other Operating expenses include:
•For the year ended December 31, 2024, other expenses included $9,610 of expenses related to the Special Committee internal investigation in the first quarter of 2024. With the dismissal in the third quarter of 2024 of the JAVELIN class action lawsuits, other expenses for the year ended December 31, 2024 reflect the reversal of approximately $1,000 of certain costs accrued in prior years.
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
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2024 and at December 31, 2023, we had approximately $(189,450) and $(247,349) respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the years 2034 and 2033, respectively. At December 31, 2024, we had $257,341 of net operating loss carryforwards available for use indefinitely. Series C Preferred Stock dividends for 2024 will be treated 100.00% as fully taxable ordinary income. Common stock dividends for 2024 will be treated 85.18% as taxable ordinary income and 14.82% as non-taxable return of capital.

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
Agency Securities:
Agency Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date, based on the specific identification method, to the extent it is probable that we will take or make timely physical delivery of the related securities. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We typically purchase Agency Securities at premium prices. The lower the prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.
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
The tables below summarize certain characteristics of our investments in securities at December 31, 2024 and December 31, 2023.

December 31, 2024	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months

2.5%	$297,928	$244,720	$(1,954)	$242,766	3.2%	330	2.0%
3.0%	741,422	642,064	(12,481)	629,583	3.9%	320	5.1
3.5%	1,319,235	1,265,106	(95,476)	1,169,630	4.6%	329	9.4
4.0%	1,038,798	1,032,126	(79,202)	952,924	5.3%	329	7.7
4.5%	972,765	964,169	(47,336)	916,833	5.6%	331	7.4
5.0%	2,198,347	2,178,480	(51,735)	2,126,745	6.1%	346	17.1
5.5%	2,705,528	2,723,247	(40,980)	2,682,267	10.2%	345	21.6
6.0%	2,646,152	2,696,087	(28,015)	2,668,072	13.7%	343	21.4
6.5%	526,144	538,733	914	539,647	28.5%	347	4.3
Other Agency Securities
Agency CMBS	$510,720	$521,772	$(10,825)	$510,947	n/a	53	4.0%
Total Investments in Securities	$12,957,039	$12,806,504	$(367,090)	$12,439,414	8.7%	328	100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2024. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

December 31, 2023	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
3.5%	$1,181,289	$1,157,554	$(70,416)	$1,087,138	3.7%	340	9.5%
4.0%	1,130,222	1,123,331	(49,895)	1,073,436	4.5%	341	9.4
4.5%	1,054,481	1,045,143	(21,283)	1,023,860	3.8%	343	8.9
5.0%	1,620,054	1,609,875	(1,517)	1,608,358	4.0%	347	14.0
5.5%	3,280,469	3,294,740	10,566	3,305,306	4.3%	351	28.8
6.0%	2,416,172	2,458,340	2,515	2,460,855	5.3%	350	21.5
6.5%	52,896	54,259	566	54,825	6.0%	348	0.4
Other Agency Securities
Agency CMBS	$542,578	$540,138	$5,838	$545,976	n/a	115	4.8%
Total Agency Securities	$11,278,161	$11,283,380	$(123,626)	$11,159,754	4.2%	336	97.3%
TBA Agency Securities:
30 Year Long, 6.0% (2)	$300,000	$303,223	$1,816	$305,039	n/a	n/a	2.7%
Total Investments in Securities	$11,578,161	$11,586,603	$(121,810)	$11,464,793	n/a	n/a	100.0%
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

The following tables summarize our investment in securities and collateral sold as of December 31, 2024 and December 31, 2023, excluding TBA Agency Securities (see Note 8 to the consolidated financial statements).

	Available for Sale Securities	Trading Securities
	Agency	Agency	U.S. Treasuries	U.S. Treasury Securities Sold Short
December 31, 2024
Balance, December 31, 2023	$—	$11,159,754	$—	$(355,322)
Purchases (1)	—	7,271,101	—	869,257
Proceeds from sales	—	(4,589,515)	—	(1,050,019)
Principal repayments	—	(1,053,625)	—	—
Gains (losses)	—	(348,646)	—	37,602
Accrued interest payable	—	—	—	1,248
Amortization of purchase premium	—	345	—	—
Balance, December 31, 2024	$—	$12,439,414	$—	$(497,234)
Percentage of Portfolio	—%	100.00%	—%

December 31, 2023
Balance, December 31, 2022	$187,944	$8,010,647	$—	$(506,074)
Purchases (1)	—	10,106,910	624,039	841,709
Proceeds from sales	(189,931)	(6,100,661)	(618,520)	(651,621)
Principal repayments	(1,997)	(801,161)	—	—
Gains (losses)	4,056	(52,665)	(5,388)	(37,705)
Accrued interest payable	—	—	—	(1,631)
Amortization of purchase premium	(72)	(3,316)	(131)	—
Balance, December 31, 2023	$—	$11,159,754	$—	$(355,322)
Percentage of Portfolio	—%	100.00%	—%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 17 and 14 of which had open repurchase agreements with us at December 31, 2024 and December 31, 2023, respectively. We had outstanding balances under our repurchase agreements, net at December 31, 2024 of $10,713,830 (net of reverse repurchase agreements of $498,250). We had outstanding balances under our repurchase agreements, net at December 31, 2023 of $9,647,982 (net of reverse repurchase agreements of $353,937). We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of December 31, 2024 and December 31, 2023 of $493,433 and $350,273, respectively. At December 31, 2024 and December 31, 2023, BUCKLER accounted for 45.7% and 48.4%, respectively, of our aggregate borrowings and had an amount at risk of 8.0% and 8.1%, respectively, of our total stockholders' equity (see Note 7 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2024, the average gross haircut percentage was 2.77% compared to 2.74% at December 31, 2023.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high-quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at December 31, 2024 and December 31, 2023. At December 31, 2024 and December 31, 2023, we had derivatives with a net fair value of $906,778 and $872,376, respectively (see Note 8 to the consolidated financial statements).
At December 31, 2024 and December 31, 2023, we had interest rate swap contracts with an aggregate notional balance of $7,232,000 and $6,786,000, a weighted average swap rate of 1.66% and 1.37% and a weighted average term of 76 and 68 months, respectively. We also had TBA Agency Securities with an aggregate notional balance of $0 and $300,000 at December 31, 2024 and December 31, 2023, respectively (see Note 8 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the years ended December 31, 2024 and December 31, 2023.

	For the Years Ended
Interest Swap Contracts	December 31, 2024	December 31, 2023
Net Balance, beginning of period	$870,560	$983,659
Net interest rate swap contract payments paid	(237,688)	(133,863)
Interest rate swap income accrued	397,045	397,468
Interest rate swap expense accrued	(168,942)	(180,585)
Current unrealized gains (losses)	17,435	(158,584)
Gain (Loss) on early terminations	16,305	(37,535)
Net Balance, end of period	$894,715	$870,560

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net gains related to our derivatives of $323,500, $51,748 and $810,808, respectively for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At December 31, 2024 and December 31, 2023, we had $2,025,000 and $1,275,000, respectively, of notional amount of centrally-cleared interest rate swap contracts.
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

Interest Rate Swap Contracts as of December 31, 2024
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
6%
4%
2%
0%
$73
0.06%
$475
0.26%
$707
0.88%
$604
0.49%
$1,198
0.55%
$1,450
1.09%
$700
1.39%
$325
3.64%
$1,700
3.87%
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
Total Notional
Total Weighted Average Pay Rate, Net

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Interest Rate Swap Contracts as of December 31, 2023
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
6%
4%
2%
0%
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
$554
2.95%
$73
0.06%
$475
0.26%
$707
0.88%
$500
3.73%
$754
0.62%
$1,198
0.55%
$1,450
1.09%
$700
1.39%
$375
3.70%
Total Notional
Total Weighted Average Pay Rate, Net

Liquidity and Capital Resources
At December 31, 2024, our liquidity totaled $608,026, consisting of $67,970 of cash and cash equivalents plus $540,056 of unencumbered Agency Securities and U.S. government securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At December 31, 2024 and December 31, 2023, we financed our securities portfolio with $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER) and $9,647,982 (net of reverse repurchase agreements of $353,937, all of which were with BUCKLER) of borrowings under repurchase agreements, respectively. At December 31, 2024 and December 31, 2023, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $493,433 and $350,273, respectively.
We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at December 31, 2024 and December 31, 2023, were 7.87:1 and 7.59:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including our TBA Agency Securities, were 7.87:1 and 7.83:1 at December 31, 2024 and December 31, 2023, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.95:1 and 7.96:1 at December 31, 2024 and December 31, 2023, respectively.
Securities Portfolio Matters

	For the Years Ended
	December 31, 2024	December 31, 2023
Securities purchased using proceeds from repurchase agreements and principal repayments	$7,271,101	$10,730,949
Average securities portfolio, including TBA Securities	$11,610,751	11,451,334
Cash received from principal repayments on MBS	$1,053,625	803,158
Net cash increase from repurchase agreements	$1,065,848	3,184,924
Cash interest payments made on liabilities	$686,182	607,030
Cash and cash collateral posted to counterparties provided by operating activities (1)	$261,459	132,816
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
The following tables present our equity transactions for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 (see Note 11 and Note 15 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)

December 31, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - July 12, 2023	13,305	$27.66	$367,997
2023 Common stock ATM Sales Agreement	July 26, 2023 - September 29, 2023	3,328	$24.66	$82,100
DRIP shares issued	July 25, 2023 - September 29, 2023	3	$19.71	$51
Common stock repurchased	March, May and September, October and November	(477)	$20.80	$(9,935)

December 31, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - December 21, 2022	14,008	$33.95	$475,537
Common stock repurchased	June, September and October	(296)	$25.94	$(7,664)
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 9 and Note 15 to the consolidated financial statements). The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 (see Note 9 to the consolidated financial statements).

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
ARMOUR management fees	$39,726	$38,121	$33,714
Less management fees waived	(6,600)	(6,600)	(7,800)
Total management fee expense	$33,126	$31,521	$25,914
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2024, there were 228 shares available for future issuance under the Plan.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

At December 31, 2024, there was approximately $6,185 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $36.38 per share), which we expect to recognize as an expense as follows: in 2025 an expense of $1,987, in 2026 an expense of $1,793, and thereafter an expense of $2,405. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 10 to the consolidated financial statements).
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
Dec-22
Mar-23
Jun-23
Sept-23
Dec-23
Mar-24
Jun-24
Sept-24
Dec-24
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,136 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 9,049 shares of common stock remain available under the 2023 Common

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (continued)

stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 11 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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
Valuation modeling is required because each individual MBS pool is a separately identified security with individual combinations of characteristics that influence market pricing. While the Agency Security market is generally very active and liquid within the context of broader classes of MBS, any particular security will likely trade infrequently. Our bilateral contracts with individual dealers and counterparties are not cleared through recognized clearing organizations, and valuation models for these positions rely on information from the active and liquid general interest rate swap market to infer the value of these unique positions.
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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During 2024, the largest inter-day movement was the overall estimated values of our investment and hedge positions translated to a change in estimated book value of $(0.52) per common share. Similarly, 95% of inter-day movements in estimated value translated to changes in estimated book value per share of $0.86 or less.
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
Subsequent Events
See Note 11 and Note 17 to the consolidated financial statements.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2024 and December 31, 2023. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Stockholder's Equity
December 31, 2024
1.00%	(4.92)%	(0.98)%	(9.16)%
0.50%	(2.50)%	(0.42)%	(3.89)%
(0.50)%	2.67%	0.18%	1.65%
(1.00)%	5.58%	0.03%	0.28%

December 31, 2023
1.00%	(5.93)%	(1.24)%	(11.57)%
0.50%	(2.96)%	(0.50)%	(4.64)%
(0.50)%	2.95%	0.20%	1.83%
(1.00)%	5.89%	0.07%	0.61%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of December 31, 2024 and December 31, 2023. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	December 31, 2024		December 31, 2023
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Stockholders' Equity	Portfolio Value	Stockholders' Equity
+25 BPS	(1.31)%	(11.96)%	(1.14)%	(10.29)%
+10 BPS	(0.52)%	(4.78)%	(0.46)%	(4.12)%
-10 BPS	0.52%	4.78%	0.46%	4.12%
-25 BPS	1.31%	11.96%	1.14%	10.29%
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

ARMOUR Residential REIT, Inc.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ARMOUR Residential REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 12, 2025
We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ARMOUR Residential REIT, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Miami, Florida
February 12, 2025

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(U.S dollar amounts in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$67,970	$221,888
Cash collateral posted to counterparties	78,213	36,970
Investments in securities, at fair value:
Agency Securities (including pledged securities of $11,796,858 ($5,733,374 with BUCKLER) and $10,599,340 ($5,400,138 with BUCKLER), respectively	12,439,414	11,159,754
Derivatives, at fair value	908,063	877,412
Accrued interest receivable	52,874	47,111
Prepaid and other	1,419	1,260
Total Assets	$13,547,953	$12,344,395
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $4,895,003 and $4,667,483, respectively with BUCKLER)	$10,713,830	$9,647,982
Obligations to return securities received as collateral, at fair value	493,433	350,273
Cash collateral posted by counterparties	833,857	860,130
Payable for unsettled purchases	103,509	171,513
Derivatives, at fair value	1,285	5,036
Accrued interest payable - repurchase agreements (including $14,442 and $12,345, respectively with BUCKLER)	32,090	26,509
Accrued interest payable - U.S. Treasury Securities sold short	3,801	5,049
Accounts payable and other accrued expenses	4,733	6,719
Total Liabilities	$12,186,538	$11,073,211

Commitments and contingencies (Note 9 and Note 15)

Stockholders’ Equity:

Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,847 shares issued and outstanding ($171,175 aggregate liquidation preference).	7	7
Common stock, $0.001 par value, 125,000 and 90,000 shares authorized; 62,412 shares and 48,799 shares issued and outstanding, respectively.	62	49
Additional paid-in capital	4,585,739	4,318,155
Cumulative distributions to stockholders	(2,383,539)	(2,220,567)
Accumulated net loss	(840,854)	(826,460)
Total Stockholders’ Equity	$1,361,415	$1,271,184
Total Liabilities and Stockholders’ Equity	$13,547,953	$12,344,395
See consolidated financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollar amounts in thousands, except per share amounts)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest Income:
Interest Income (including $0, $973 and $1,597, respectively with BUCKLER)	$550,946	$552,903	$228,432
Interest expense (including $(249,313), $(245,846) and $(59,807), respectively with BUCKLER)	(524,146)	(525,794)	(120,768)
Net Interest Income	$26,800	$27,109	$107,664
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	—	(7,471)	(7,452)
Impairment losses on available for sale Agency Securities	—	—	(4,183)
Loss on Agency Securities, trading, net	(348,646)	(52,665)	(946,666)
Gain (Loss) on U.S. Treasury Securities, net	37,602	(43,093)	(152,268)
Gain on derivatives, net (1)	323,500	51,748	810,808
Total Other Income (Loss)	$12,456	$(51,481)	$(299,761)
Expenses:
Management fees	39,734	38,188	33,774
Compensation	4,737	4,944	5,485
Other Operating	15,779	7,019	6,374
Total Expenses	$60,250	$50,151	$45,633
Less management fees waived	(6,600)	(6,600)	(7,800)
Total Expenses after fees waived	$53,650	$43,551	$37,833
Net Loss	$(14,394)	$(67,923)	$(229,930)
Dividends on preferred stock	(11,982)	(11,982)	(11,982)
Net Loss related to common stockholders	$(26,376)	$(79,905)	$(241,912)

Net Loss	$(14,394)	$(67,923)	$(229,930)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	7,471	7,452
Reclassification adjustment for impairment losses on available for sale Agency Securities	—	—	4,183
Net unrealized gain (loss) on available for sale Agency Securities	—	4,056	(130,135)
Other Comprehensive income (loss)	—	11,527	(118,500)
Comprehensive Loss	$(14,394)	$(56,396)	$(348,430)
Dividends on preferred stock	(11,982)	(11,982)	(11,982)
Comprehensive Loss related to common stockholders	$(26,376)	$(68,378)	$(360,412)
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollar amounts in thousands, except per share amounts)

Net Loss per share related to common stockholders (Note 12):
Basic	$(0.51)	$(1.86)	$(10.25)
Diluted	$(0.51)	$(1.86)	$(10.25)
Dividends declared per common share	$2.88	$5.00	$6.00
Weighted average common shares outstanding:
Basic	52,158	43,054	23,594
Diluted	52,158	43,054	23,594
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 8.

See consolidated financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(U.S dollar amounts in thousands, except per share amounts)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance January 1, 2022	6,847	18,831	$7	$19	$3,403,202	$(1,837,955)	$(528,607)	$106,973	$1,143,639
Other comprehensive loss	—	—	—	—	—	—	(229,930)	(118,500)	(348,430)
Issuance of common stock, net	—	14,008	—	14	475,523	—	—	—	475,537
Stock based compensation, net of withholding requirements	—	39	—	—	3,696	—	—	—	3,696
Common stock repurchased	—	(296)	—	—	(7,664)	—	—	—	(7,664)
Preferred stock dividends	—	—	—	—	—	(11,982)	—	—	(11,982)
Common stock dividends	—	—	—	—	—	(142,424)	—	—	(142,424)
Balance, December 31, 2022	6,847	32,582	$7	$33	$3,874,757	$(1,992,361)	$(758,537)	$(11,527)	$1,112,372
Other comprehensive income (loss)	—	—	—	—	—	—	(67,923)	11,527	(56,396)
Issuance of common stock, net	—	16,636	—	16	450,132	—	—	—	450,148
Stock based compensation, net of withholding requirements	—	58	—	—	3,201	—	—	—	3,201
Common stock repurchased	—	(477)	—	—	(9,935)	—	—	—	(9,935)
Preferred stock dividends	—	—	—	—	—	(11,982)	—	—	(11,982)
Common stock dividends	—	—	—	—	—	(216,224)	—	—	(216,224)
Balance, December 31, 2023	6,847	48,799	$7	$49	$4,318,155	$(2,220,567)	$(826,460)	$—	$1,271,184
Other comprehensive loss	—	—	—	—	—	—	(14,394)	—	(14,394)
Issuance of common stock, net	—	13,624	—	13	265,687	—	—	—	265,700
Stock based compensation, net of withholding requirements	—	59	—	—	3,241	—	—	—	3,241
Common stock repurchased	—	(70)	—	—	(1,344)	—	—	—	(1,344)
Preferred stock dividends	—	—	—	—	—	(11,982)	—	—	(11,982)
Common stock dividends	—	—	—	—	—	(150,990)	—	—	(150,990)
Balance, December 31, 2024	6,847	62,412	$7	$62	$4,585,739	$(2,383,539)	$(840,854)	$—	$1,361,415

See consolidated financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollar amounts in thousands)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(14,394)	$(67,923)	$(229,930)
Adjustments to reconcile net loss to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net (accretion) amortization of premium on Agency Securities	(345)	3,388	18,390
Net amortization of U.S. Treasury Securities	—	131	(1,879)
Realized loss on sale of Agency Securities, available for sale	—	7,471	7,452
Impairment losses on available for sale Agency Securities	—	—	4,183
Loss on Agency Securities, trading, net	348,646	52,665	946,666
(Gain) Loss on U.S. Treasury Securities, net	(37,602)	43,093	152,268
Stock based compensation	3,241	3,201	3,696
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(5,873)	(18,474)	(17,734)
(Increase) decrease in prepaid and other assets	(159)	841	(1,007)
Change in derivatives, at fair value	(34,402)	99,064	(783,267)
Increase in accrued interest payable- repurchase agreements	5,581	7,413	18,152
(Decrease) increase in accrued interest payable- U.S. Treasury Securities sold short	(1,248)	1,631	3,418
(Decrease) increase in accounts payable and other accrued expenses	(1,986)	315	3,677
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$261,459	$132,816	$124,085
Cash Flows Provided By (Used In) Investing Activities:
Purchases of Agency Securities (including $0, $57,039 and $203,147 with BUCKLER, respectively)	(7,338,995)	(10,288,661)	(11,456,994)
Purchases of U.S. Treasury Securities (including $0, $155,857 and $593,162 with BUCKLER, respectively)	(869,257)	(1,465,748)	(4,820,464)
Principal repayments of Agency Securities	1,053,625	803,158	573,609
Proceeds from sales of Agency Securities	4,589,515	6,290,592	6,349,056
Proceeds from sales of U.S. Treasury Securities (including $0, $154,875 and $814,265 with BUCKLER, respectively)	1,050,019	1,270,141	5,371,563
Disbursements on reverse repurchase agreements (including $(4,643,450), $(2,774,490) and $(1,958,460), respectively with BUCKLER)	(5,829,200)	(2,774,490)	(1,958,460)
Receipts from reverse repurchase agreements (including $4,550,325, $3,124,829 and $1,254,184, respectively with BUCKLER)	5,684,888	3,124,829	1,254,184
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollar amounts in thousands)

Increase (decrease) in cash collateral posted by counterparties	(26,273)	(103,461)	792,531
Proceeds from subordinated loan due to BUCKLER	—	105,000	—
Net cash and cash equivalents and cash collateral posted to counterparties used in investing activities	$(1,685,678)	$(3,038,640)	$(3,894,975)

Cash Flows Provided By (Used In) Financing Activities:
Issuance of common stock, net of expenses	265,660	450,117	475,537
Proceeds from repurchase agreements (including $59,055,222, $69,806,936 and $47,627,748, respectively with BUCKLER)	105,402,159	119,704,734	80,087,456
Principal repayments on repurchase agreements (including $(58,734,577), $(68,737,266) and $(45,639,677), respectively with BUCKLER)	(104,191,999)	(116,870,149)	(76,868,159)
Series C Preferred stock dividends paid	(11,982)	(11,982)	(11,982)
Common stock dividends paid	(150,950)	(216,193)	(142,424)
Common stock repurchased, net	(1,344)	(9,935)	(7,664)
Net cash and cash equivalents and cash collateral posted to counterparties provided by financing activities	$1,311,544	$3,046,592	$3,532,764
Net increase (decrease) in cash and cash equivalents and cash collateral posted to counterparties	(112,675)	140,768	(238,126)
Cash and cash equivalents and cash collateral posted to counterparties - beginning of year	258,858	118,090	356,216
Cash and cash equivalents and cash collateral posted to counterparties - end of year	$146,183	$258,858	$118,090
Supplemental Disclosure:
Cash paid during the year for interest	$686,182	$607,030	$136,966
Non-Cash Investing Activities:
Payable for unsettled purchases	$(103,509)	$(171,513)	$(353,436)
Net unrealized gain (loss) on available for sale Agency Securities	$—	$4,056	$(130,135)
See consolidated financial statement notes.

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
At December 31, 2024 and December 31, 2023, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Note 3 - Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit with financial institutions with original maturities of three months or less. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.
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
The interest earned or paid on cash collateral posted to/by counterparties is recorded in gain on derivatives, net in the consolidated statements of operations and comprehensive income (loss).
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
Available for Sale Securities represented investments that we intended to hold for extended periods of time and were reported at their estimated fair values with unrealized gains and losses excluded from earnings and reported as part of comprehensive income (loss). During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $7,471.
Receivables and Payables for Unsettled Sales and Purchases
We account for purchases and sales of securities on the trade date based on the specific identification method, including purchases and sales for forward settlement. Receivables and payables for unsettled trades represent the agreed trade price multiplied by the outstanding balance of the securities at the balance sheet date.
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
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At December 31, 2024 and December 31, 2023, we had $498,250 ($447,063 of which were with BUCKLER) and $353,937 (all of which were with BUCKLER), respectively, in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At December 31, 2024 and December 31, 2023 we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $493,433 and $350,273, respectively.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Revenue Recognition
Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. We record interest payable for interest received on securities sold during the period between the trade date and settlement date and interest receivable for purchases during the period between the trade date and settlement date. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Purchase and sale transactions (including TBA Agency Securities) are recorded on the trade date, based on the specific identification method, to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from sales of available for sale securities are reclassified into income from Comprehensive Income (Loss) and are determined using the specific identification method.
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
Note 4 - Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the standard apply to all public entities and requires enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 with early adoption permitted. The Company has adopted this standard which did not have a significant impact on the consolidated financial statements (see Note 16 - Segment Reporting).
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

The fair value of financial instruments is the amount received to sell an asset or the amount paid to transfer the liability in a transaction between willing market participants on the measurement date. At the beginning of each period, we assess the assets and liabilities that are measured at fair value on a recurring basis to determine if any transfers between levels in the fair value hierarchy are needed.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023.

December 31, 2024	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$12,439,414	$—	$12,439,414
Derivatives	$13,300	$894,763	$—	$908,063
Liabilities at Fair Value:
Obligations to return securities as collateral	$—	$493,433	$—	$493,433
Derivatives	$328	$957	$—	$1,285

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

December 31, 2023	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$11,159,754	$—	$11,159,754
Derivatives	$—	$877,412	$—	$877,412
Liabilities at Fair Value:
Obligations to return securities as collateral	$—	$350,273	$—	$350,273
Derivatives	$—	$5,036	$—	$5,036
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2024 or for the year ended December 31, 2023.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables and borrowings under repurchase agreements, net, which are presented in our consolidated financial statements at cost, which approximates fair value. The estimated fair value of these instruments is measured using "Level 1" or "Level 2" inputs at December 31, 2024 and December 31, 2023.
Note 6 - Investments in Securities
As of December 31, 2024 and December 31, 2023, our securities portfolio consisted of $12,439,414 and $11,159,754 of investment securities, at fair value, respectively. We also had $0 and $305,039 of TBA Agency Securities, at fair value, which were reported at net carrying value of $(908) and $1,816, respectively, at December 31, 2024 and December 31, 2023. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 8 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.
During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at December 31, 2024 and December 31, 2023.

December 31, 2024	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities, trading	$12,957,039	$12,806,504	$(370,044)	$2,954	$12,439,414

December 31, 2023
Agency Securities, trading	$11,278,161	$11,283,380	$(176,660)	$53,034	$11,159,754

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

The following tables summarize the weighted average lives of our investments in securities at December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	—	—	202,508	195,904
≥ 3 years and < 5 years	1,329,834	1,341,663	2,757,464	2,747,842
≥ 5 years	11,109,580	11,464,841	8,199,782	8,339,634
Totals	$12,439,414	$12,806,504	$11,159,754	$11,283,380
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at December 31, 2024 and December 31, 2023 in the tables above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
Note 7 - Repurchase Agreements, net
At December 31, 2024, we had active MRAs with 33 counterparties and had $10,713,830 in outstanding borrowings with 17 of those counterparties. At December 31, 2023, we had active MRAs with 39 counterparties and had $9,647,982 in outstanding borrowings with 14 of those counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2024 and December 31, 2023. Our repurchase agreements require excess collateral, known as a "haircut." At December 31, 2024, the average gross haircut percentage was 2.77% compared to 2.74% at December 31, 2023. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

December 31, 2024	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
Agency Securities
≤ 30 days (1)	$10,466,630	4.72%	17
> 30 days to ≤ 60 days	247,200	4.63%	31
Total or Weighted Average	$10,713,830	4.72%	17
(1) Net of reverse repurchase agreements of $498,250 ($447,063 of which were with BUCKLER). Obligations to return securities received as collateral of $493,433 associated with the reverse repurchase agreements are all due within 30 days.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

December 31, 2023	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
Agency Securities
≤ 30 days (1)	$9,647,982	5.54%	12
Total or Weighted Average	$9,647,982	5.54%	12
(1) Net of reverse repurchase agreements of $353,937 (all of which were with BUCKLER). Obligations to return securities received as collateral of $350,273 associated with the reverse repurchase agreements all matured in January 2024.
The following tables present information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at December 31, 2024 and December 31, 2023.

December 31, 2024				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$498,250	$(498,250)	$—	$—	$—	$—
Totals	$498,250	$(498,250)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(11,212,080)	$498,250	$(10,713,830)	$10,713,830	$—	$—
Totals	$(11,212,080)	$498,250	$(10,713,830)	$10,713,830	$—	$—

December 31, 2023				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$353,937	$(353,937)	$—	$—	$—	$—
Totals	$353,937	$(353,937)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(10,001,919)	$353,937	$(9,647,982)	$9,647,982	$—	$—
Totals	$(10,001,919)	$353,937	$(9,647,982)	$9,647,982	$—	$—
(1) The fair value of securities pledged against our repurchase agreements was $11,796,858 and $10,599,340 at December 31, 2024 and December 31, 2023, respectively.

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
At December 31, 2024 and December 31, 2023, BUCKLER accounted for 45.7% and 48.4%, respectively, of our aggregate borrowings and had an amount at risk of 8.0% and 8.1%, respectively, of our total stockholders' equity with a weighted average maturity of 15 days and 12 days, respectively, on repurchase agreements, net (see Note 15 - Related Party Transactions).
In addition, at December 31, 2024, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 19.9% of our repurchase agreement borrowings outstanding at December 31, 2024. At December 31, 2023, we had 4 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 27.2% of our repurchase agreement borrowings at December 31, 2023.
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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2024 and December 31, 2023.

		Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2024
Interest rate swap contracts (2)	$894,714	$—	$(781,923)	$112,791
Futures contracts	13,300	(328)	24,702	37,674
TBA Agency Securities	49	(957)	1,578	670
Totals	$908,063	$(1,285)	$(755,643)	$151,135

December 31, 2023
Interest rate swap contracts (2)	$875,596	$(5,036)	$(821,089)	$49,471
TBA Agency Securities	1,816	(1,816)	—	—
Totals	$877,412	$(6,852)	$(821,089)	$49,471
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

(2)Includes $47,045 and $6,104 of centrally-cleared interest rate swap contracts, respectively.

		Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2024
Futures contracts	$(328)	$328	$—	$—
TBA Agency Securities	(957)	957	—	—
Totals	$(1,285)	$1,285	$—	$—

December 31, 2023
Interest rate swap contracts (2)	$(5,036)	$5,036	$—	$—
TBA Agency Securities	—	1,816	(2,070)	(254)
Totals	$(5,036)	$6,852	$(2,070)	$(254)
(1)See Note 5 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(5,036) of centrally-cleared interest rate swap contracts.
The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Income (Loss) Recognized
	For the Years Ended
Derivatives	December 31, 2024	December 31, 2023	December 31, 2022
Interest rate swap contracts (1)	$245,537	$58,300	$852,913
Futures contracts	21,569	(30,645)	95,509
TBA Agency Securities	56,394	24,093	(137,614)
Total Gain on Derivatives, net	$323,500	$51,748	$810,808
(1)Includes $42,102 and $36,547 of centrally-cleared interest rate swap contracts, entered into for the year ended December 31, 2024 and December 31, 2023, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

The following tables present information about our derivatives at December 31, 2024 and December 31, 2023. We did not have any TBA Agency Securities at December 31, 2024.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
December 31, 2024
< 3 years	$1,255,000	24	0.60%
≥ 3 years and < 5 years	604,000	58	0.49%
≥ 5 years and < 7 years	2,648,000	71	0.85%
≥ 7 years	2,725,000	108	3.20%
Total or Weighted Average (2)	$7,232,000	76	1.66%

December 31, 2023
< 3 years	$1,102,000	18	1.60%
≥ 3 years and < 5 years	1,207,000	45	2.06%
≥ 5 years and < 7 years	1,952,000	75	0.58%
≥ 7 years	2,525,000	95	1.56%
Total or Weighted Average (3)	$6,786,000	68	1.37%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $2,225,000 notional are SOFR based swaps, the last of which matures in 2034; and $5,007,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032. Of this amount, $2,025,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2034.
(3)Of this amount, $1,475,000 notional are SOFR based swaps, the last of which matures in 2033; and $5,311,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032. Of this amount, $1,275,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2033.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
December 31, 2023
30 Year Long, 6.0%	300,000	303,223	305,039
Total	$300,000	$303,223	$305,039

Note 9 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 15, “Related Party Transactions”). The management agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2024, December 31, 2023 and December 31, 2022, the effective management fee was 0.92%, 0.93% and 0.95% prior to management fees waived, and 0.77%, 0.77% and 0.74%, after management fees waived, based on gross equity raised of $4,498,880, $4,231,965 and $3,787,042, respectively.
During the years ended December 31, 2024, December 31, 2023 and December 31, 2022 ACM voluntarily waived management fees of $6,600, $6,600 and $7,800 respectively. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
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
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of December 31, 2024, the Company’s contractual management fee commitments, prior to management fees waived, are:

Year	Contractual Management Fee
2025	$41,242
2026	41,242
2027	41,242
2028	41,242
2029	41,242
Total	$206,210
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2024 and December 31, 2023.
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
Note 10 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2024, there were 228 shares available for future issuance under the Plan.
Transactions related to awards for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are summarized below:

	For the Years Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	298	$38.21	114	$64.40	165	$70.35
Granted (1)	—	$—	260	$29.65	—	$—
Vested	(73)	$48.90	(76)	$48.24	(51)	$83.60
Forfeited	(55)	$29.65	—	$—	—	$—
Unvested RSU Awards Outstanding end of period	170	$36.38	298	$38.21	114	$64.40
(1)During the year ended December 31, 2023, 196 RSUs were granted to certain officers of ARMOUR and 64 RSUs were granted to the Board.
At December 31, 2024, there was approximately $6,185 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $36.38 per share), which we expect to recognize as an expense as follows: in 2025 an expense of $1,987, in 2026 an expense of $1,793, and thereafter an expense of $2,405. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 11 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at December 31, 2024, December 31, 2023 and December 31, 2022.

	For the Years Ended
Cumulative Distributions to Stockholders	December 31, 2024	December 31, 2023	December 31, 2022
Preferred dividends	$168,791	$156,809	$144,827
Common stock dividends	2,214,748	2,063,758	1,847,534
Total	$2,383,539	$2,220,567	$1,992,361
Preferred Stock
At December 31, 2024 and December 31, 2023, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. On January 28, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland to designate 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, as shares of 7.00% Series C Preferred Stock with the powers, designations, preferences and other rights as set forth therein. At December 31, 2024, a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At December 31, 2024 and December 31, 2023, we had 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,175 in the aggregate. At December 31, 2024 and December 31, 2023, there were no accrued or unpaid dividends on the Series C Preferred Stock. Shares designated as Series C Preferred Stock but unissued totaled 3,153 at December 31, 2024.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our preferred stock sold through the designated agent under the Preferred C ATM Sales Agreement. On June 20, 2024, the Preferred C ATM Sales Agreement was amended to add BTIG, LLC, as a sales agent. We did not sell any shares under the Preferred C ATM Sales Agreement during the years ended December 31, 2024, December 31, 2023 or December 31, 2022. In the first quarter of 2025, through January 23, 2025, we sold 17 shares under this agreement for proceeds of $362, net of issuance costs and commissions of approximately $23.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades,

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Exchange Act and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the years ended December 31, 2024, December 31, 2023 or December 31, 2022.
Common Stock
At December 31, 2024 and December 31, 2023, we were authorized to issue up to 125,000 and 90,000 shares of common stock, par value $0.001 per share, respectively, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 62,412 and 48,799 shares of common stock issued and outstanding at December 31, 2024 and December 31, 2023, respectively.
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
During the year ended December 31, 2024, we sold 13,619 shares under this agreement for proceeds of $265,614, net of issuance costs and commissions of approximately $2,545. During the year ended December 31, 2023, we sold 3,328 shares under this agreement for proceeds of $82,100, net of issuance costs and commissions

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

of approximately $903. In the first quarter of 2025, through February 4, 2025, we sold 14,002 shares under this agreement for proceeds of $258,965, net of issuance costs and commissions of approximately $2,013 (see Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER).
During the year ended December 31, 2024, we issued 5 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $86.
Common Stock Repurchase Program
At December 31, 2024 and December 31, 2023, there were 2,217 and 2,287 authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). During the year ended December 31, 2024, we repurchased 70 common shares under this authorization for a cost of $1,344 with BUCKLER (see Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER). During the year ended December 31, 2023 we repurchased a total of 11 fractional shares for a cost of $233, in connection with the Reverse Stock Split. During the year ended December 31, 2023, we repurchased 466 common shares under this authorization for a cost of $9,702. Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. See Note 15 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Equity Capital Activities
The following tables present our equity transactions for the years ended December 31, 2024 , December 31, 2023 and December 31, 2022.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)

December 31, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - July 12, 2023	13,305	$27.66	$367,997
2023 Common stock ATM Sales Agreement	July 26, 2023 - September 29, 2023	3,328	$24.66	$82,100
DRIP shares issued	July 25, 2023 - September 29, 2023	3	$19.71	$51
Common stock repurchased	March, May and September, October and November	(477)	$20.80	$(9,935)

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2022
2021 Common stock ATM Sales Agreement	January 11, 2022 - December 21, 2022	14,008	$33.95	$475,537
Common stock repurchased	June, September and October	(296)	$25.94	$(7,664)
(1)Weighted average price
Dividends
On January 27, 2025, a cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $998 in the aggregate, was paid to holders of record on January 15, 2025. We have also declared cash dividends of $0.14583 payable February 27, 2025 and March 27, 2025 to holders of record on February 15, 2025 and March 15, 2025, respectively.
On January 30, 2025, a cash dividend of $0.24 per outstanding common share, or $16,009 in the aggregate, was paid to holders of record on January 15, 2025. We have also declared cash dividends of $0.24 per outstanding common share payable February 27, 2025 and March 27, 2025 to holders of record on February 14, 2025 and March 17, 2025, respectively.
The following table presents our Series C Preferred Stock dividend transactions for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

2024 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2024	January 29, 2024	$0.14583	$998.5
February 15, 2024	February 27, 2024	$0.14583	998.5
March 15, 2024	March 27, 2024	$0.14583	998.5
April 15, 2024	April 29, 2024	$0.14583	998.5
May 15, 2024	May 28, 2024	$0.14583	998.5
June 15, 2024	June 27, 2024	$0.14583	998.5
July 15, 2024	July 29, 2024	$0.14583	998.5
August 15, 2024	August 27, 2024	$0.14583	998.5
September 15, 2024	September 27, 2024	$0.14583	998.5
October 15, 2024	October 28, 2024	$0.14583	998.5
November, 15, 2024	November 27, 2024	$0.14583	998.5
December 15, 2024	December 27, 2024	$0.14583	998.5
Total dividends paid			$11,982

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

2023 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2023	January 27, 2023	$0.14583	998.5
February 15, 2023	February 27, 2023	$0.14583	998.5
March 15, 2023	March 27, 2023	$0.14583	998.5
April 15, 2023	April 27, 2023	$0.14583	998.5
May 15, 2023	May 30, 2023	$0.14583	998.5
June 15, 2023	June 27, 2023	$0.14583	998.5
July 15, 2023	July 27, 2023	$0.14583	998.5
August 15, 2023	August 28, 2023	$0.14583	998.5
September 15, 2023	September 27, 2023	$0.14583	998.5
October 15, 2023	October 27, 2023	$0.14583	998.5
November, 15, 2023	November 27, 2023	$0.14583	998.5
December 15, 2023	December 27, 2023	$0.14583	998.5
Total dividends paid			$11,982

2022 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2022	January 27, 2022	$0.14583	998.5
February 15, 2022	February 28, 2022	$0.14583	998.5
March 15, 2022	March 28, 2022	$0.14583	998.5
April 15, 2022	April 27, 2022	$0.14583	998.5
May 15, 2022	May 27, 2022	$0.14583	998.5
June 15, 2022	June 27, 2022	$0.14583	998.5
July 15, 2022	July 27, 2022	$0.14583	998.5
August 15, 2022	August 29, 2022	$0.14583	998.5
September 15, 2022	September 27, 2022	$0.14583	998.5
October 15, 2022	October 27, 2022	$0.14583	998.5
November 15, 2022	November 28, 2022	$0.14583	998.5
December 15, 2022	December 27, 2022	$0.14583	998.5
Total dividends paid			$11,982

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

The following tables present our common stock dividend transactions for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

2024 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2024	January 30, 2024	$0.24	$11,787
February 15, 2024	February 28, 2024	$0.24	11,770
March 15, 2024	March 28, 2024	$0.24	11,755
April 15, 2024	April 29, 2024	$0.24	11,756
May 15, 2024	May 28, 2024	$0.24	11,756
June 17, 2024	June 27, 2024	$0.24	11,754
July 15, 2024	July 30, 2024	$0.24	11,755
August 15, 2024	August 29, 2024	$0.24	12,532
September 16, 2024	September 27, 2024	$0.24	13,188
October 15, 2024	October 30, 2024	$0.24	13,389
November, 15, 2024	November 27, 2024	$0.24	14,623
December 16, 2024	December 30, 2024	$0.24	14,925
Total dividends paid			$150,990

2023 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2023	January 30, 2023	$0.50	$17,007
February 15, 2023	February 27, 2023	$0.50	19,471
March 15, 2023	March 28, 2023	$0.40	15,526
April 17, 2023	April 27, 2023	$0.40	15,788
May 15, 2023	May 30, 2023	$0.40	15,964
June 15, 2023	June 29, 2023	$0.40	16,585
July 17, 2023	July 28, 2023	$0.40	18,405
August 15, 2023	August 30, 2023	$0.40	19,123
September 15, 2023	September 28, 2023	$0.40	19,310
October 16, 2023	October 30, 2023	$0.40	19,730
November, 15, 2023	November 29, 2023	$0.40	19,671
December 15, 2023	December 28, 2023	$0.40	19,644
Total dividends paid			$216,224

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

2022 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 18, 2022	January 28, 2022	$0.50	$9,654
February 15, 2022	February 28, 2022	$0.50	9,690
March 15, 2022	March 28, 2022	$0.50	9,764
April 18, 2022	April 29, 2022	$0.50	10,359
May 16, 2022	May 27, 2022	$0.50	10,639
June 15, 2022	June 29, 2022	$0.50	11,159
July 15, 2022	July 29, 2022	$0.50	11,426
August 15, 2022	August 29, 2022	$0.50	12,313
September 15, 2022	September 29, 2022	$0.50	13,406
October 17, 2022	October 28, 2022	$0.50	13,284
November 15, 2022	November 28, 2022	$0.50	14,465
December 15, 2022	December 28, 2022	$0.50	16,265
Total dividends paid			$142,424
Note 12 - Net Income (Loss) per Common Share
The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Loss	$(14,394)	$(67,923)	$(229,930)
Less: Preferred dividends	(11,982)	(11,982)	(11,982)
Net loss related to common stockholders	$(26,376)	$(79,905)	$(241,912)

Weighted average common shares outstanding – basic	52,158	43,054	23,594
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—
Weighted average common shares outstanding – diluted	52,158	43,054	23,594

Net loss per share related to common stockholders - basic	$(0.51)	$(1.86)	$(10.25)
Net loss per share related to common stockholders - diluted	$(0.51)	$(1.86)	$(10.25)
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, 170, 298 and 114, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Loss related to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Note 13 - Comprehensive Income (Loss) per Common Share
The following table presents a reconciliation of comprehensive loss and the shares used in calculating weighted average basic and diluted comprehensive loss per common share for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Comprehensive Loss	$(14,394)	$(56,396)	$(348,430)
Less: Preferred dividends	(11,982)	(11,982)	(11,982)
Comprehensive Loss related to common stockholders	$(26,376)	$(68,378)	$(360,412)
Comprehensive Loss per share related to common stockholders:
Basic	$(0.51)	$(1.59)	$(15.28)
Diluted	$(0.51)	$(1.59)	$(15.28)
Weighted average common shares outstanding:
Basic	52,158	43,054	23,594
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—
Diluted	52,158	43,054	23,594
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, 170, 298 and 114 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Loss related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 14 - Income Taxes
The following table reconciles our GAAP net loss to estimated REIT taxable income (loss) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
GAAP net loss	$(14,394)	$(67,923)	$(229,930)
Book to tax differences:
TRS (income) loss	(51)	81	(186)
Premium amortization expense	—	(1)	(81)
Agency Securities, trading	348,646	52,665	946,666
U.S. Treasury Securities	(37,602)	43,093	152,268
Changes in interest rate contracts	(93,236)	167,963	(757,742)
Loss on Security sales	—	7,471	7,452
Impairment losses on available for sale Agency Securities	—	—	4,183
Amortization of deferred hedging costs	(82,209)	(103,669)	(145,267)
Amortization of deferred Treasury Future gains	16,753	23,161	3,383
Other	2,134	1,876	2,340
Estimated REIT taxable income (loss)	$140,041	$124,717	$(16,914)

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2024 and December 31, 2023, we had approximately $(189,450) and $(247,349) of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the years 2034 and 2033, respectively. At December 31, 2024, we had $257,341 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2021	(15,606)	2026
2022	(732,477)	2027
2023	(472,002)	2028
2024	(46,823)	2029
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2024, by approximately $203,536, or approximately $3.26 per common share (based on the 62,412 common shares then outstanding). State and federal tax returns for the years 2021 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were $162,972, $228,206 and $154,406, respectively.
Our estimated REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was 14.8% in 2024, 47.5% in 2023 and 100.0% in 2022.
Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions for all periods presented.
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
The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
ARMOUR management fees	$39,726	$38,121	$33,714
Less management fees waived	(6,600)	(6,600)	(7,800)
Total management fee expense	$33,126	$31,521	$25,914
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses, which are included in Other Operating expenses in the consolidated statements of operations and comprehensive income (loss), specified in the terms of the management agreement. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022 we reimbursed ACM $965, $535 and $606, respectively for other expenses incurred on our behalf. In 2020, 2021 and 2023, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2020, 2021 and 2023, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $350, $456 and $544 for the years ended, December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
BUCKLER
At December 31, 2024, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreement, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER.
The value of the investment was $453 at December 31, 2024 and $382 at December 31, 2023 reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may, under certain circumstances, cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below). For each of the years ended December 31, 2024 and December 31, 2023, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement.
Effective March 20, 2023, the Company committed to provide on demand a subordinated loan agreement to BUCKLER in an amount up to $200,000. The commitment extends through March 20, 2026, and is collateralized by mortgage backed and/or U.S. Treasury Securities owned by the Company and pledged to BUCKLER. The commitment is treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the securities to secure its own borrowings. This arrangement replaced the prior $105,000 subordinated loan, which was to mature on May 1, 2025. In March 2023, BUCKLER, at its option after obtaining regulatory approval, repaid all of the principal amount of the loan. The loan had a stated interest rate of zero, plus additional interest payable to the Company in an amount equal to the amount of interest earned by BUCKLER on the investment of the loan proceeds, generally in government securities funds. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company earned $0, $973 and $1,597 in interest on this loan.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the year ended December 31, 2024.
With BUCKLER as the sales agent, under the 2021 Common stock ATM Sales Agreement, we sold 8,626 and 10,117 common shares for proceeds of $246,672 and $334,415, net of issuance costs and commissions of approximately $2,358 and $3,375, respectively, during the years ended December 31, 2023 and December 31, 2022.
With BUCKLER as the sales agent, under the 2023 Common stock ATM Sales Agreement, we sold 11,370 and 3,113 common shares for proceeds of $221,472 and $77,092, net of issuance costs and commissions of approximately $1,740 and $661, respectively, during the years ended December 31, 2024 and December 31, 2023. In the first quarter of 2025, through February 4, 2025, we sold 5,902 shares under this agreement for proceeds of $109,971, net of issuance costs and commissions of approximately $831 (see Note 11 - Stockholders' Equity).
During the years ended December 31, 2024 and December 31, 2023, we repurchased 70 and 466 common shares under the current repurchase authorization which cost $1,344 and $9,702, including commissions of approximately $11 and $82 to BUCKLER, respectively (see Note 11 - Stockholders' Equity).
Note 16 - Segment Reporting
We operate in the U.S. and invest primarily in fixed rate residential, adjustable rate and hybrid adjustable rate residential MBS issued or guaranteed by U.S. GSEs or guaranteed by Ginnie Mae. From time to time, we may also invest in U.S. Treasury Securities and money market instruments. Resources and financial performance are

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar amounts in thousands, except per share)

assessed by our CEO and Co-Chief Investment Officers who collectively are the Company’s Chief Operating Decision Maker (“CODM”), based on total assets reported on the consolidated balance sheets and comprehensive income as reported on the consolidated statements of operations and comprehensive income (loss). Our CODM views consolidated expense information related to interest expense, management fees, compensation and other operating expenses as disclosed on our consolidated statement of operations as significant. The CODM manages our investment portfolio as a whole and decisions regarding investments and hedging are made collectively based on the inputs above. Accordingly, the Company consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment. Since the Company operates in a single segment, the segment information is consistent with the consolidated financial statements. Therefore, no reconciliation is necessary.
Note 17 - Subsequent Events
Except as disclosed above, no subsequent events were identified through the date of filing this Annual Report on Form 10-K.

ARMOUR Residential REIT, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year that ended on December 31, 2024. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.
Based on management’s assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page 75 of this Annual Report on Form 10-K.

ARMOUR Residential REIT, Inc.

Remediation of Previously Reported Material Weaknesses
As previously disclosed in Part II, Item 9A-Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part 1, Item 4-Controls and Procedures, in our subsequent Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024, June 30, 2024 and September 30, 2024, we identified material weaknesses in our internal control over financial reporting as of such periods. These material weaknesses consisted of:
•Deficiencies associated with the control environment, relating to (i) our commitment to integrity and ethical values; (ii) our Board demonstrating independence from management and exercising oversight of the development and performance of internal control; (iii) establishment, with Board oversight, of structures, reporting lines, and appropriate authorities and responsibilities in the pursuit of objectives; and (iv) demonstration of a commitment to attract, develop, and retain competent individuals in alignment with objectives;
•Deficiencies associated with risk assessment, relating to considering the potential for fraud in assessing risks to the achievement of objectives; and
•Deficiencies associated with information and communication, relating to: (i) internal communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control and (ii) communicating with external parties regarding matters affecting the functioning of internal control.
As previously disclosed the Company has streamlined the Company’s senior management structure such that the Company now has a single CEO and Vice Chair -Scott Ulm - following the retirement of Jeffrey Zimmer. Also, as previously disclosed, the Company has entered into an advisory agreement with Mr. Zimmer, which documents Mr. Zimmer’s ongoing service to the Company as an ex-officio, non-voting special advisor to the Board, since immediately following his retirement.
In addition, during 2024, management implemented the following actions to enhance its internal control over financial reporting and its corporate culture:
a.Caused ACM to provide a written reminder to all ACM employees of ACM’s and the Company’s policies and procedures that address workplace conduct, professionalism and integrity, including procedures for the submission of complaints without retaliation, and the investigatory process. Such notice also reiterated to employees the need to conduct themselves ethically and professionally and to comply with the Company’s policies and laws and regulations, or face disciplinary action;
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

ARMOUR Residential REIT, Inc.

e.Hosted town hall meetings in May and November 2024, with plans to continue to conduct additional town hall meetings on a regular basis in 2025, where all ACM personnel will be provided an opportunity to participate in an open discussion with management and have a forum to raise any issues or concerns.
During the fourth quarter of 2024, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2024 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
ARMOUR Residential REIT, Inc.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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
Distributable Earnings
Distributable Earnings, including TBA Drop Income, is a non-GAAP measure. Net interest income plus TBA Drop Income is adjusted for the net coupon effect of interest rate swaps minus net operating expenses. Distributable Earnings differs from GAAP total comprehensive income (loss), which includes realized gains and losses and market value adjustments. Distributable Earnings should be considered as supplementary to, and not as a substitute for, the Company’s net interest income and total comprehensive income (loss) computed in accordance with GAAP as a measure of the Company’s financial performance.

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
Federal Funds Rate	Federal Funds Effective Rate
FHFA	Federal Housing Finance Agency
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

MGCL	Maryland General Corporation Law.
MRA	Master repurchase agreement. A document that outlines standard terms between the Company and counterparties for repurchase agreement transactions.
Multi-Family MBS	MBS issued under Fannie Mae's Delegated Underwriting System (DUS) program.
NYSE	New York Stock Exchange.
Preferred C ATM Sales Agreement	An equity sales agreement that we entered into on January 20, 2020 with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents, as amended on June 20, 2024 to add BTIG, LLC as a sales agent, pursuant to which we may offer and sell, over a period of time and from time to time, through one or more of the agents, up to 6,550 shares of Series C Preferred Stock.
REIT
Real Estate Investment Trust. A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage mortgage loans and/or income property.

Reverse Stock Split	The one-for-five reverse stock split which was effective September 29, 2023.

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

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

3.13	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 23, 2024)
3.14
Amended and Restated Bylaws of ARMOUR Residential REIT, Inc., as amended on October 28, 2014 (incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2014)

3.15	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on April 25, 2018)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 †
4.2	Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870))
4.3
Specimen 7.00% Series C Cumulative Redeemable Preferred Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.3 to ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766) filed with the SEC on January 28, 2020)

10.1
ARMOUR Residential REIT, Inc.'s Third Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Appendix A to ARMOUR's Definitive Proxy Statement on Schedule 14A, filed April 1, 2021)

10.2
First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015)

10.3
Equity Sales Agreement, dated January 29, 2020, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley FBR, Inc. and BUCKLER Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on January 31, 2020)

10.4
Amendment No. 1, dated June 20, 2024, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley Securities, Inc., BUCKLER Securities LLC and BTIG, LLC (Incorporated by reference to Exhibit 1.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 21, 2024)

10.5
Equity Sales Agreement, dated July 26, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 10.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on July 26, 2023)

10.6
Amendment No. 1, dated October 25, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc. and StockBlock Securities LLC (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by ARMOUR Residential REIT, Inc. with the SEC on October 25, 2023)

10.7
Amendment No. 2, dated June 20, 2024, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., StockBlock Securities LLC and BTIG, LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 21, 2024)

10.8
Amendment No. 3, dated August 23, 2024, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., StockBlock Securities LLC and BTIG, LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 23, 2024)

ARMOUR Residential REIT, Inc.
Exhibits and Financial Statement Schedules (continued)

10.9
Amendment No. 4, dated September 20, 2024, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., StockBlock Securities LLC, BTIG, LLC and Janney Montgomery Scott LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on September 20, 2024)

10.10
Eighth Amended and Restated Management Agreement, dated and effective as of February 14, 2023, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP †(incorporated by reference to Exhibit 10.2 to ARMOUR’s Annual Report on Form 10-K, filed on February 15, 2023)

10.11
Advisory Agreement, dated June 20, 2024, between ARMOUR Residential REIT, Inc. and Jeffrey Zimmer (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed by ARMOUR Residential REIT, Inc. with the SEC on July 24, 2024)

19.1	Amended and Restated Insider Trading Policy of ARMOUR Residential REIT, Inc. †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††
97.1	ARMOUR Residential REIT, Inc. Policy Regarding the Mandatory Recovery of Compensation (Incorporated by reference to Exhibit 97.1 to ARMOUR’s Annual Report on Form 10-K, filed on March 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
ARMOUR Residential REIT, Inc.

None.

II-1
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 12, 2025	ARMOUR RESIDENTIAL REIT, INC.
/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Chief Executive Officer, Head of Risk Management and Vice Chairman	February 12, 2025
Scott J. Ulm	(Principal Executive Officer)

/s/ Gordon M. Harper	Chief Financial Officer, Controller and Secretary	February 12, 2025
Gordon M. Harper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman of the Board of Directors	February 12, 2025
Daniel C. Staton

/s/ Marc H. Bell	Director	February 11, 2025
Marc H. Bell

/s/ Z. Jamie Behar	Director	February 12, 2025
Z. Jamie Behar

/s/ Carolyn Downey	Director	February 11, 2025
Carolyn Downey

/s/ Robert C. Hain	Director	February 12, 2025
Robert C. Hain

/s/ John P. Hollihan, III	Director	February 11, 2025
John P. Hollihan, III

/s/ Stewart J. Paperin	Director	February 12, 2025
Stewart J. Paperin