Form 10-Q
period 2025-03-31
Armour Residential REIT, Inc.
filed 2025-04-23
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of April 22, 2025 was 81,749,506.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$49,115	$67,970
Cash collateral posted to counterparties	214,374	78,213
Investments in securities, at fair value
Agency Securities (including pledged securities of $13,709,328 ($6,623,085 with BUCKLER) at March 31, 2025 and $11,796,858 ($5,733,374 with BUCKLER) at December 31, 2024)	14,442,377	12,439,414
Derivatives, at fair value	724,827	908,063
Accrued interest receivable	62,215	52,874
Prepaid and other	3,986	1,419
Total Assets	$15,496,894	$13,547,953
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $5,704,198 and $4,895,003, respectively with BUCKLER)	$12,490,792	$10,713,830
Obligations to return securities received as collateral, at fair value	506,340	493,433
Cash collateral posted by counterparties	655,457	833,857
Payable for unsettled purchases	—	103,509
Derivatives, at fair value	71,297	1,285
Accrued interest payable- repurchase agreements (including $23,551 and $14,442, respectively with BUCKLER)	54,665	32,090
Accrued interest payable- U.S. Treasury Securities sold short	7,294	3,801
Accounts payable and other accrued expenses	7,203	4,733
Total Liabilities	$13,793,048	$12,186,538

Commitments and contingencies (Note 8 and Note 13)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,864 shares and 6,847 shares issued and outstanding ($25.00 per share liquidation preference) at March 31, 2025 and December 31, 2024, respectively	7	7
Common stock, $0.001 par value, 125,000 shares authorized; 82,416 shares and 62,412 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	82	62
Additional paid-in capital	4,957,900	4,585,739
Cumulative distributions to stockholders	(2,440,621)	(2,383,539)
Accumulated net loss	(813,522)	(840,854)
Total Stockholders’ Equity	$1,703,846	$1,361,415
Total Liabilities and Stockholders’ Equity	$15,496,894	$13,547,953
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2025	2024
Interest Income:
Interest Income	$172,881	$141,480
Interest expense (including $(60,976) and $(70,790), respectively with BUCKLER)	(136,540)	(136,149)
Net Interest Income	$36,341	$5,331
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	208,257	(137,749)
Gain (Loss) on U.S. Treasury Securities, net	(12,906)	10,922
Gain (Loss) on derivatives, net (1)	(191,218)	156,448
Total Other Income	$4,133	$29,621
Expenses:
Management fees	10,769	9,803
Compensation	811	1,437
Other operating	3,212	10,846
Total Expenses	$14,792	$22,086
Less management fees waived	(1,650)	(1,650)
Total Expenses after fees waived	$13,142	$20,436
Net Income	$27,332	$14,516
Dividends on preferred stock	(3,000)	(2,995)
Net Income available to common stockholders	$24,332	$11,521

Net Income per share available to common stockholders (Note 11):
Basic	$0.32	$0.24
Diluted	$0.32	$0.24
Dividends declared per common share	$0.72	$0.72
Weighted average common shares outstanding:
Basic	75,222	48,770
Diluted	75,380	48,988
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain (loss) on derivatives, net on the consolidated statements of operations. For additional information, see financial statement Note 7.
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, December 31, 2023	6,847	48,799	$7	$49	$4,318,155	$(2,220,567)	$(826,460)	$1,271,184
Net income	—	—	—	—	—	—	14,516	14,516
Issuance of common stock, net	—	1	—	—	11	—	—	11
Stock based compensation, net of withholding requirements	—	22	—	—	1,053	—	—	1,053
Common stock repurchased	—	(70)	—	—	(1,344)	—	—	(1,344)
Preferred stock dividends	—	—	—	—	—	(2,995)	—	(2,995)
Common stock dividends	—	—	—	—	—	(35,312)	—	(35,312)
Balance, March 31, 2024	6,847	48,752	$7	$49	$4,317,875	$(2,258,874)	$(811,944)	$1,247,113

Balance, December 31, 2024	6,847	62,412	$7	$62	$4,585,739	$(2,383,539)	$(840,854)	$1,361,415
Net income	—	—	—	—	—	—	27,332	27,332
Issuance of Preferred stock, net	17	—	—	—	279	—	—	279
Issuance of common stock, net	—	19,994	—	20	371,417	—	—	371,437
Stock based compensation, net of withholding requirements	—	10	—	—	465	—	—	465
Preferred stock dividends	—	—	—	—	—	(3,000)	—	(3,000)
Common stock dividends	—	—	—	—	—	(54,082)	—	(54,082)
Balance, March 31, 2025	6,864	82,416	$7	$82	$4,957,900	$(2,440,621)	$(813,522)	$1,703,846
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows Provided By (Used In) Operating Activities:
Net Income	$27,332	$14,516
Adjustments to reconcile net income to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net (accretion) amortization of premium on Agency Securities	(621)	436
(Gain) Loss on Agency Securities, trading, net	(208,257)	137,749
(Gain) Loss on U.S. Treasury Securities, net	12,906	(10,922)
Stock based compensation	465	1,053
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable	(9,562)	914
(Increase) Decrease in prepaid and other assets	(2,567)	240
Change in derivatives, at fair value	253,248	(84,023)
Increase in accrued interest payable- repurchase agreements	22,575	23,375
Increase in accrued interest payable- U.S. Treasury Securities sold short	3,493	6,820
Increase in accounts payable and other accrued expenses	2,470	6,654
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$101,482	$96,812
Cash Flows Provided By (Used In) Investing Activities:
Purchases of Agency Securities	(2,405,583)	(422,542)
Purchases of U.S. Treasury Securities	—	(97,003)
Principal repayments of Agency Securities	274,007	182,548
Proceeds from sales of Agency Securities	234,204	347,896
Proceeds from sales of U.S. Treasury Securities	—	859,277
Disbursements on reverse repurchase agreements (includes $(461,250) and $(1,805,375) with BUCKLER, respectively)	(613,250)	(2,425,876)
Receipts from reverse repurchase agreements (includes $447,063 and $1,254,000 with BUCKLER, respectively)	598,750	1,667,250
Increase (Decrease) in cash collateral posted by counterparties	(178,400)	67,230
Net cash and cash equivalents and cash collateral posted to counterparties provided by (used in) investing activities	$(2,090,272)	$178,780
Cash Flows Provided By (Used In) Financing Activities:
Issuance of Series C Preferred stock, net of expenses	279	—
Issuance of common stock, net of expenses	371,425	1
Proceeds from repurchase agreements (including $14,360,617 and $13,324,607, respectively with BUCKLER)	26,294,795	23,129,610
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Principal repayments on repurchase agreements (including $(13,537,234) and $(12,575,496), respectively with BUCKLER)	(24,503,333)	(23,364,903)
Series C Preferred stock dividends paid	(3,000)	(2,995)
Common stock dividends paid	(54,070)	(35,302)
Common stock repurchased	—	(1,344)
Net cash and cash equivalents and cash collateral posted to counterparties provided by (used in) financing activities	$2,106,096	$(274,933)
Net increase in cash and cash equivalents and cash collateral posted to counterparties	117,306	659
Cash and cash equivalents and cash collateral posted to counterparties - beginning of period	146,183	258,858
Cash and cash equivalents and cash collateral posted to counterparties - end of period	$263,489	$259,517
Supplemental Disclosure:
Cash paid during the period for interest	$132,272	$136,718
Non-Cash Investing Activities:
Receivable for unsettled sales	$—	$35,948
Payable for unsettled purchases	$—	$(199,683)
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
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
ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission (the "SEC"), (see Note 8 - Commitments and Contingencies and Note 13 - Related Party Transactions). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.
At March 31, 2025 and December 31, 2024, we invested in mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities"). Our Agency Securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 3 - Summary of Significant Accounting Policies
Cash and cash equivalents
Cash and cash equivalents includes cash on deposit and highly liquid short-term investments with financial institutions with original maturities of three months or less. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.
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
The interest earned or paid on cash collateral posted to/by counterparties is recorded in gain on derivatives, net in the consolidated statements of operations.
Investments in Securities, at Fair Value
Our investments in securities are generally classified as trading securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At March 31, 2025 and December 31, 2024, we had $512,750 ($461,250 of which were with BUCKLER) and $498,250 ($447,063 of which were with BUCKLER), respectively, in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At March 31, 2025 and December 31, 2024, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $506,340 and $493,433, respectively.
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

March 31, 2025	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$14,442,377	$—	$14,442,377
Derivatives	$—	$724,827	$—	$724,827
Liabilities at Fair Value:
Obligations to return securities as collateral	$—	$506,340	$—	$506,340
Derivatives	$45,088	$26,209	$—	$71,297

December 31, 2024	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$12,439,414	$—	$12,439,414
Derivatives	$13,300	$894,763	$—	$908,063
Liabilities at Fair Value:
Obligations to return securities as collateral	$—	$493,433	$—	$493,433
Derivatives	$328	$957	$—	$1,285
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2025 or for the year ended December 31, 2024.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables (categorized as Level 1) and borrowings under repurchase agreements, net (categorized as Level 2), which are presented in our consolidated financial statements at cost, which approximates fair value at March 31, 2025 and December 31, 2024.
Note 5 - Investments in Securities
As of March 31, 2025 and December 31, 2024, our securities portfolio consisted of $14,442,377 and $12,439,414 of investment securities, at fair value, respectively. We also had $917,895 and $0 of TBA Agency Securities, at fair value, which were reported at net carrying value of $192 and $(908), respectively, at March 31, 2025 and December 31, 2024. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at March 31, 2025 and December 31, 2024.

March 31, 2025	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities, trading	$14,729,346	$14,598,037	$(220,575)	$64,915	$14,442,377

December 31, 2024
Agency Securities, trading	$12,957,039	$12,806,504	$(370,044)	$2,954	$12,439,414
The following table summarizes the weighted average lives of our investments in securities at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	297,908	297,846	—	—
≥ 3 years and < 5 years	3,118,693	3,107,609	1,329,834	1,341,663
≥ 5 years	11,025,776	11,192,582	11,109,580	11,464,841
Totals	$14,442,377	$14,598,037	$12,439,414	$12,806,504
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at March 31, 2025 and December 31, 2024 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements, net
At March 31, 2025, we had active MRAs with 33 counterparties and had $12,490,792 in outstanding borrowings with 17 of those counterparties. At December 31, 2024, we had MRAs with 33 counterparties and had $10,713,830 in outstanding borrowings with 17 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at March 31, 2025 and December 31, 2024. Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2025, the average gross haircut percentage was 2.74% compared to 2.77% at December 31, 2024. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

March 31, 2025	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days (1)	$6,776,203	4.47%	16
> 30 days to ≤ 60 days	5,714,589	4.47%	43
Total or Weighted Average	$12,490,792	4.47%	28

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(1)Net of reverse repurchase agreements of $512,750 ($461,250 of which were with BUCKLER). Obligations to return securities received as collateral of $506,340 associated with the reverse repurchase agreements are all due within 30 days.

December 31, 2024	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days (1)	$10,466,630	4.72%	17
> 30 days to ≤ 60 days	$247,200	4.63%	31
Total or Weighted Average	$10,713,830	4.72%	17
(1)Net of reverse repurchase agreements of $498,250 ($447,063 of which were with BUCKLER). Obligations to return securities received as collateral of $493,433 associated with the reverse repurchase agreements all matured in January 2025.
The following tables present information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at March 31, 2025 and December 31, 2024.

March 31, 2025				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$512,750	$(512,750)	$—	$—	$—	$—
Totals	$512,750	$(512,750)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(13,003,542)	$512,750	$(12,490,792)	$12,490,792	$—	$—
Totals	$(13,003,542)	$512,750	$(12,490,792)	$12,490,792	$—	$—
(1)The fair value of securities pledged against our repurchase agreements was $13,709,328 at March 31, 2025.

December 31, 2024				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$498,250	$(498,250)	$—	$—	$—	$—
Totals	$498,250	$(498,250)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(11,212,080)	$498,250	$(10,713,830)	$10,713,830	$—	$—
Totals	$(11,212,080)	$498,250	$(10,713,830)	$10,713,830	$—	$—
(1)The fair value of securities pledged against our repurchase agreements was $11,796,858 at December 31, 2024.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
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
At each of March 31, 2025 and December 31, 2024, BUCKLER accounted for 45.7% of our aggregate borrowings and had an amount at risk of 7.4% and 8.0%, respectively, of our total stockholders' equity with a weighted average maturity of 30 days and 15 days, respectively, on repurchase agreements, net (see Note 13 - Related Party Transactions).
In addition, at March 31, 2025, we had 4 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 23.0% of our repurchase agreement borrowings outstanding at March 31, 2025. At December 31, 2024, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 19.9% of our repurchase agreement borrowings at December 31, 2024.
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

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
We have netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by ISDA. We are also required to post or hold cash collateral based upon the net underlying market value of our open positions with the counterparty. A decline in the value of the open positions with the counterparty could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels. We manage this risk by maintaining an adequate balance of available cash and unpledged securities. An event of default or termination event under the standard ISDA agreement would give our counterparty to the applicable agreement the right to terminate the agreement. In addition, certain of our ISDA agreements contain a restriction that prohibits our leverage from exceeding twelve times our stockholders’ equity as well as termination events in the case of significant reductions in equity capital.
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at March 31, 2025 and December 31, 2024.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2025
Interest rate swap contracts (2)	$724,324	$(25,898)	$(528,602)	$169,824
Futures contracts	—	(45,088)	87,071	41,983
TBA Agency Securities	503	(311)	447	639
Totals	$724,827	$(71,297)	$(441,084)	$212,446

December 31, 2024
Interest rate swap contracts (2)	$894,714	$—	$(781,923)	$112,791
Futures contracts	13,300	(328)	24,702	37,674
TBA Agency Securities	49	(957)	1,578	670
Totals	$908,063	$(1,285)	$(755,643)	$151,135
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $11,745 and $47,045 of centrally-cleared interest rate swap contracts, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2025
Interest rate swap contracts (2)	$(25,898)	$25,898	$—	$—
Futures contracts	(45,088)	45,088	—	—
TBA Agency Securities	(311)	311	—	—
Totals	$(71,297)	$71,297	$—	$—

December 31, 2024
Futures contracts	$(328)	$328	$—	$—
TBA Agency Securities	(957)	957	—	—
Totals	$(1,285)	$1,285	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(25,898) of centrally-cleared interest rate swap contracts, respectively.

The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024.

	Income (Loss) Recognized
	For the Three Months Ended March 31,
Derivatives	2025	2024
Interest rate swap contracts (1)	$(138,916)	$160,709
Futures contracts	(61,509)	—
TBA Agency Securities	9,207	(4,261)
Total Gain (Loss) on Derivatives, net	$(191,218)	$156,448
(1)Includes $(70,758) and $25,046 of centrally-cleared interest rate swap contract income (loss) for the three months ended March 31, 2025 and March 31, 2024, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about our derivatives at March 31, 2025 and December 31, 2024. We did not have any TBA Agency Securities at December 31, 2024.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
March 31, 2025
< 3 years	$2,305,000	27	2.19%
≥ 3 years and < 5 years	604,000	55	0.49%
≥ 5 years and < 7 years	3,048,000	70	0.93%
≥ 7 years	2,425,000	109	3.53%
Total or Weighted Average (2)	$8,382,000	68	2.00%

December 31, 2024
< 3 years	$1,255,000	24	0.60%
≥ 3 years and < 5 years	604,000	58	0.49%
≥ 5 years and < 7 years	2,648,000	71	0.85%
≥ 7 years	2,725,000	108	3.20%
Total or Weighted Average (3)	$7,232,000	76	1.66%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $3,375,000 notional are SOFR based swaps, the last of which matures in 2035; and $5,007,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $3,175,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2035.
(3)Of this amount, $2,225,000 notional are SOFR based swaps, the last of which matures in 2034; and $5,007,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $2,025,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2034.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
March 31, 2025
30 Year Long, 6.0%	$600,000	$608,734	$608,649
30 Year Long, 6.5%	300,000	308,969	309,246
Total TBA Agency Securities	$900,000	$917,703	$917,895

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 13 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2025, the effective management fee was 0.90% prior to management fees waived, and 0.87% after management fees waived, based on gross equity raised of $4,873,845.
During each of the three months ended March 31, 2025, and March 31, 2024, ACM voluntarily waived management fees of $1,650. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
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
The contractual term of the management agreement extends through December 31, 2029. Based on the management fee base, gross equity raised, as of March 31, 2025, the Company’s contractual management fee commitments, prior to management fees waived, are:

Year	Contractual Management Fee
Remainder of 2025	33,040
2026	44,054
2027	44,054
2028	44,054
2029	44,054
Total	$209,256
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2025 and December 31, 2024.
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2025, there were 228 shares available for future issuance under the Plan.
Transactions related to awards for the three months ended March 31, 2025 are summarized below:

	March 31, 2025
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	170	$36.38
Vested	(12)	$39.98
Unvested RSU Awards Outstanding end of period	158	$36.09

At March 31, 2025, there was approximately $5,691 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $36.09 per share), which we expect to recognize as an expense as follows: for the remainder of 2025 an expense of $1,480, in 2026 an expense of $1,793, and thereafter an expense of $2,418. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at March 31, 2025 and December 31, 2024.

Cumulative Distributions to Stockholders	March 31, 2025	December 31, 2024
Preferred dividends	$171,791	$168,791
Common stock dividends	2,268,830	2,214,748
Totals	$2,440,621	$2,383,539

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Preferred Stock
At March 31, 2025 and December 31, 2024, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At March 31, 2025, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share were designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At March 31, 2025 and December 31, 2024, we had 6,864 and 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,600 and $171,175 in the aggregate, respectively. At March 31, 2025 and December 31, 2024, there were no accrued or unpaid dividends on the Series C Preferred Stock. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 3,136 and 3,153 at March 31, 2025 and December 31, 2024.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our Series C Preferred Stock sold through the designated agent under the Preferred C ATM Sales Agreement. On June 20, 2024, the Preferred C ATM Sales Agreement was amended to add BTIG, LLC, as a sales agent. During the three months ended March 31, 2025, we sold 17 shares under this agreement for proceeds of $279, net of issuance costs and commissions of approximately $106.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Exchange Act and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the three months ended March 31, 2025.
Common Stock
At March 31, 2025 and December 31, 2024, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 82,416 and 62,412 shares of common stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively.
On July 26, 2023 we entered into an Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent and on June 20, 2024 it was

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

further amended to add BTIG, LLC as a sales agent. On August 23, 2024, the 2023 Common stock ATM Sales Agreement was amended to increase by 25,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On September 20, 2024, the 2023 Common stock ATM Sales Agreement was further amended to add Janney Montgomery Scott LLC, as a sales agent. On February 13, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 15,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement.
During the three months ended March 31, 2025, we sold 19,992 common shares under this agreement for proceeds of $371,412, net of issuance costs and commissions of approximately $3,143. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.
During the three months ended March 31, 2025, we issued 1 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $25.
Common Stock Repurchase Program
 At March 31, 2025 and December 31, 2024, there were 2,217 authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. In the second quarter of 2025, through April 8, 2025, we repurchased (667) common shares under this authorization for a cost of $(10,031) with BUCKLER. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Equity Capital Activities
The following tables present our equity transactions for the three months ended March 31, 2025 and for the year ended December 31, 2024.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
March 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - January 23, 2025	17	$16.08	$279
2023 Common stock ATM Sales Agreement	January 2, 2025 - March 19, 2025	19,992	$18.58	$371,412
DRIP shares issued	January 27, 2025 - March 27, 2025	1	$18.47	$25

December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)
(1)Weighted average price
Dividends
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $1,001 in the aggregate, will be paid on April 28, 2025, to holders of record on April 15, 2025. We have also declared cash dividends of $0.14583 per

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

outstanding share of Series C Preferred Stock payable May 27, 2025, to holders of record on May 15, 2025, and payable June 27, 2025, to holders of record on June 15, 2025.
A cash dividend of $0.24 per outstanding common share, or $19,661 in the aggregate, will be paid on April 29, 2025, to holders of record on April 15, 2025. We have also declared a cash dividend of $0.24 per outstanding common share payable May 29, 2025, to holders of record on May 15, 2025.
The following table presents our Series C Preferred Stock dividend transactions for the three months ended March 31, 2025.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2025	January 27, 2025	$0.14583	$998
February 15, 2025	February 27, 2025	$0.14583	1,001
March 15, 2025	March 27, 2025	$0.14583	1,001
Total dividends paid			$3,000
The following table presents our common stock dividend transactions for the three months ended March 31, 2025.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2025	January 30, 2025	$0.24	$16,009
February 14, 2025	February 27, 2025	$0.24	18,384
March 17, 2025	March 27, 2025	$0.24	19,689
Total dividends paid			$54,082
Note 11 - Net Income per Common Share
The following table presents a reconciliation of net income and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024
Net Income	$27,332	$14,516
Less: Preferred dividends	(3,000)	(2,995)
Net Income available to common stockholders	$24,332	$11,521

Weighted average common shares outstanding – basic	75,222	48,770
Add: Effect of dilutive non-vested awards, assumed vested	158	218
Weighted average common shares outstanding – diluted	75,380	48,988

Net Income per share available to common stockholders - basic	0.32	0.24
Net Income per share available to common stockholders - diluted	0.32	0.24

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 - Income Taxes
The following table reconciles our GAAP net income to estimated REIT taxable income for the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024
GAAP net income	$27,332	$14,516
Book to tax differences:
TRS (income) loss	(71)	41
Agency Securities	(208,257)	137,749
U.S. Treasury Securities	12,906	(10,922)
Changes in interest rate contracts	234,023	(97,737)
Amortization of deferred hedging costs	(16,334)	(21,378)
Amortization of deferred Treasury Future gains	3,087	4,597
Other	114	644
Estimated REIT taxable income	$52,800	$27,510
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2025 and December 31, 2024, we had approximately $(192,655) and $(189,450), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2035 and 2034, respectively. At March 31, 2025, we had $257,341 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2021	$(15,606)	2026
2022	$(732,477)	2027
2023	$(472,002)	2028
2024	$(46,823)	2029
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2025 by approximately $234,872, or approximately $2.85 per common share (based on the 82,416 common shares then outstanding). State and federal tax returns for the years 2022 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three months ended March 31, 2025 and March 31, 2024 were $57,082 and $38,307, respectively.
Our estimated REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We had no material unrecognized tax benefits or material uncertain tax positions for any periods presented.
Note 13 - Related Party Transactions
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
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024
ARMOUR management fees	$10,754	$9,807
Less management fees waived	(1,650)	(1,650)
Total management fee expense	$9,104	$8,157
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses, which are included in Other Operating expenses in the consolidated statements of operations specified in the terms of the management agreement. For the three months ended March 31, 2025 and March 31, 2024, we reimbursed ACM $1,355 and $38, respectively, for other expenses incurred on our behalf. In 2020, 2021 and 2023, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2020, 2021 and 2023, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $61 and $93 for the three months ended March 31, 2025 and March 31, 2024, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

BUCKLER
At March 31, 2025, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreement, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER.
The value of the investment was $549 at March 31, 2025 and $453 at December 31, 2024, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may, under certain circumstances, cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below). For each of the three months ended March 31, 2025 and March 31, 2024, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement.
Effective March 20, 2023, the Company committed to provide on demand a subordinated loan agreement to BUCKLER in an amount up to $200,000, this commitment extends through March 20, 2026. Effective February 28, 2025, the Company committed to an additional on demand subordinated loan agreement in the amount of $50,000 that extends through February 28, 2028. These commitments are collateralized by mortgage backed and/or U.S. Treasury Securities owned by the Company and pledged to BUCKLER. They are treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the securities to secure its own borrowings.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the three months ended March 31, 2025.
With BUCKLER as the sales agent, under the 2023 Common stock ATM Sales Agreement, we sold 9,792 common shares for proceeds of $183,200, net of issuance costs and commissions of approximately $1,384 during the three months ended March 31, 2025.
In the second quarter of 2025, through April 8, 2025, with BUCKLER as the agent, we repurchased (667) common shares under the current repurchase authorization which cost $(10,031), including commissions of approximately $75, to BUCKLER (see Note 10 - Stockholders' Equity).
Note 14 - Segment Reporting
We operate in the U.S. and invest primarily in fixed rate residential, adjustable rate and hybrid adjustable rate residential MBS issued or guaranteed by U.S. GSEs or guaranteed by Ginnie Mae. From time to time, we may also invest in U.S. Treasury Securities and money market instruments. Resources and financial performance are assessed by our CEO and Co-Chief Investment Officers who collectively are the Company’s Chief Operating Decision Maker (“CODM”), based on total

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

assets reported on the consolidated balance sheets and net income as reported on the consolidated statements of operations. Our CODM views consolidated expense information related to interest expense, management fees, compensation and other operating expenses as disclosed on our consolidated statement of operations as significant. The CODM manages our investment portfolio as a whole and decisions regarding investments and hedging are made collectively based on the inputs above. Accordingly, the Company consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment. Since the Company operates in a single segment, the segment information is consistent with the consolidated financial statements. Therefore, no reconciliation is necessary.
Note 15 - Subsequent Events
Except as disclosed above in Note 10 and Note 13, no subsequent events were identified through the date of filing this Quarterly Report on Form 10-Q.

                                                       26
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
Overview
We are a Maryland corporation managed by ACM, an investment advisor registered with the SEC (see Note 8 and Note 13 to the consolidated financial statements). We have elected to be taxed as a REIT under the Code. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes.
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

At March 31, 2025 and December 31, 2024, we invested in MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities). Our Agency Securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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
Management
See Note 8 and Note 13 to the consolidated financial statements.
Market and Interest Rate Trends and the Effect on our Securities Portfolio
First Quarter 2025 Trends
The current U.S. administration has recently introduced tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. In response to these tariffs, global trading partners have or are likely to impose their own tariffs. Such U.S. tariffs and responsive tariffs have increased the volatility of financial markets and interest rates. ARMOUR believes that it has acted to mitigate risk, moderate leverage and maximize liquidity.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The Company expects that it will remain focused on prioritizing liquidity through this period of increased market volatility and financial risks. The Company has met all of its obligations to repurchase agreement counterparties in a timely manner, while managing the risk of its assets and hedging portfolios. See Item 1A. "Risk Factors" for further discussion of the possible impact of tariffs on our business.
Federal Reserve Actions
At the Federal Reserve Open Market Committee ("FOMC") meetings on January 29, 2025 and March 19, 2025, the Fed maintained the target range for the Federal Funds Rate at 4.25% to 4.50%. At the March 2025 meeting, the Fed stated that inflation remains somewhat elevated while economic activity has continued to expand at a solid pace, with the unemployment rate stabilizing at a low level in recent months and labor market conditions remaining solid. The Fed cautioned, however, that uncertainty around the economic outlook has increased, and stated that in considering the extent and timing of additional adjustments to the target range for the Federal Funds Rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks.
The Fed also stated that it will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities, but beginning in April, it will slow the pace of decline of its securities holdings. It will reduce the monthly redemption cap on its Treasury securities to $5 billion from $25 billion, while maintaining the monthly redemption cap on its agency debt and agency mortgage-backed securities at $35 billion. Beginning on April 1, 2025, the Fed will roll over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $5 billion per month. It will also reinvest the amount of principal payments from its holdings of agency debt and agency mortgage-backed securities received in each calendar month that exceeds a cap of $35 billion per month into Treasury securities.
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
The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from March 31, 2023 to March 31, 2025.
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
Results of Operations

	For the Three Months Ended March 31,
	2025	2024
Net Interest Income	$36,341	$5,331
Total Other Income	4,133	29,621
Total Expenses after fees waived	(13,142)	(20,436)
Net Income	$27,332	$14,516
Net income for the three months ended March 31, 2025 compared to net income for the three months ended March 31, 2024 reflected a larger investment portfolio and lower costs for repurchase financing compared to the three months ended March 31, 2024 as well as gains on our trading securities offset by losses on derivatives. Total expenses after fees waived for the three months ended March 31, 2024 included non recurring costs associated with the previously disclosed Special Committee internal investigation.
Net interest income is a function of the size of and yield earned from our investment portfolio and the size of and cost of our repurchase and other financing costs.

	For the Three Months Ended March 31,
	2025	2024
Interest Income	$172,881	$141,480
Interest Expense	(136,540)	(136,149)
Net Interest Income	$36,341	$5,331

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table details the factors impacting our net interest income for three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$172,426	$13,766,081	5.01%	$139,923	$11,381,407	4.92%
Cash Equivalents & Treasury Securities	455	73,394	2.48%	1,557	183,525	3.39%
Total Interest Income/Average Interest Earning Assets	$172,881	$13,839,475	5.00%	$141,480	$11,564,932	4.89%

Interest-bearing Liabilities:
Repurchase Agreements	(131,109)	11,601,923	(4.52)%	(127,350)	9,111,334	(5.59)%
Treasury Securities Sold Short	(5,431)	502,293	(4.32)%	(8,799)	1,039,669	(3.39)%
Total Interest Expense/Average Interest Bearing Liabilities	$(136,540)	$12,104,216	(4.51)%	$(136,149)	$10,151,003	(5.36)%
Net Interest Income/Net Interest Spread	$36,341		0.49%	$5,331		(0.47)%
Net Yield on Interest Earning Assets			1.05%			0.18%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Income (Loss)

	For the Three Months Ended March 31,
	2025	2024
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	208,257	(137,749)
Gain (Loss) on U.S. Treasury Securities, net	(12,906)	10,922
Gain (Loss) on derivatives, net	(191,218)	156,448
Total Other Income	$4,133	$29,621
Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
•Gain (Loss) on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $211,430 for the three months ended March 31, 2025 compared to $(135,123) for the three months ended March 31, 2024.
◦Sales of our Agency Securities, trading resulted in realized gains (losses) of $(3,173) and $(2,626) for the three months ended March 31, 2025 and March 31, 2024, respectively.
◦During the three months ended March 31, 2025, and March 31, 2024, we sold $234,204 and $347,896 (including $35,948 of receivables for unsettled sales), respectively, of Agency Securities, trading.
•Gain (Loss) on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(12,906) and $15,133, for the three months ended March 31, 2025 and March 31, 2024, respectively.
◦During the three months ended March 31, 2024, we sold short $97,004 of U.S. Treasury Securities, resulting in losses of $(4,211) for the three months ended March 31, 2024.
•Gain (Loss) on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance was $8,382,000 at March 31, 2025 and $7,232,000 at December 31, 2024.
◦Our TBA Agency Securities aggregate notional balance was $900,000 at March 31, 2025 and $0 at December 31, 2024.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Expenses

	For the Three Months Ended March 31,
	2025	2024
Expenses:
Management fees	$10,769	$9,803
Compensation	811	1,437
Other operating	3,212	10,846
Total Expenses	$14,792	$22,086
Less management fees waived	(1,650)	(1,650)
Total Expenses after fees waived	$13,142	$20,436
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and make liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2025 and March 31, 2024, the effective management fee, prior to management fees waived, was 0.90% and 0.93% based on gross equity raised of $4,873,845 and $4,230,648, respectively. During each of the three months ended March 31, 2025 and March 31, 2024 ACM voluntarily waived management fees of $1,650 (see Note 13 - Related Party Transactions).
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
•For the three months ended March 31, 2024, other expenses included $9,010 of expenses related to the previously disclosed Special Committee internal investigation.
Taxable Income
As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 12 to the consolidated financial statements).
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2025 and December 31, 2024, we had approximately $(192,655) and $(189,450), respectively, of net deductible expense relating

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the years 2035 and 2034, respectively. At March 31, 2025, we had $257,341 of net operating loss carryforwards available for use indefinitely.
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
The tables below summarize certain characteristics of our investments in securities at March 31, 2025 and December 31, 2024.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

March 31, 2025	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.5%	$293,300	$240,918	$3,169	$244,087	3.7%	327	1.6%
3.0%	730,327	632,447	364	632,811	3.5%	317	4.1%
3.5%	1,297,046	1,243,746	(72,208)	1,171,538	4.5%	326	7.6%
4.0%	1,022,043	1,015,442	(59,333)	956,109	4.2%	326	6.2%
4.5%	957,106	948,610	(32,060)	916,550	4.3%	328	6.0%
5.0%	1,915,033	1,901,321	(19,956)	1,881,365	5.3%	342	12.3%
5.5%	3,264,260	3,276,154	(529)	3,275,625	6.3%	344	21.3%
6.0%	4,086,584	4,148,834	20,340	4,169,174	7.7%	346	27.1%
6.5%	653,001	669,512	7,609	677,121	14.2%	347	4.4%
Other Agency Securities
Agency CMBS	510,646	521,053	(3,056)	517,997	n/a	50	3.4%
Total Agency Securities	$14,729,346	$14,598,037	$(155,660)	$14,442,377	6.1%	329	94.0%
TBA Agency Securities (2)
30 Year Long, 6.0%	600,000	608,734	(85)	608,649	n/a	n/a	4.0%
30 Year Long, 6.5%	300,000	308,969	277	309,246	n/a	n/a	2.0%
Total TBA Agency Securities	$900,000	$917,703	$192	$917,895	n/a	n/a	6.0%
Totals	$15,629,346	$15,515,740	$(155,468)	$15,360,272			100.0%
(1)Weighted average CPR during the quarter for the securities owned at March 31, 2025. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $192, at March 31, 2025 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

December 31, 2024	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.5%	$297,928	$244,720	$(1,954)	$242,766	3.2%	330	2.0%
3.0%	741,422	642,064	(12,481)	629,583	3.9%	320	5.1%
3.5%	1,319,235	1,265,106	(95,476)	1,169,630	4.6%	329	9.4%
4.0%	1,038,798	1,032,126	(79,202)	952,924	5.3%	329	7.7%
4.5%	972,765	964,169	(47,336)	916,833	5.6%	331	7.4%
5.0%	2,198,347	2,178,480	(51,735)	2,126,745	6.1%	346	17.1%
5.5%	2,705,528	2,723,247	(40,980)	2,682,267	10.2%	345	21.6%
6.0%	2,646,152	2,696,087	(28,015)	2,668,072	13.7%	343	21.4%
6.5%	526,144	538,733	914	539,647	28.5%	347	4.3%
Other Agency Securities
Agency CMBS	510,720	521,772	(10,825)	510,947	n/a	53	4.0%
Total Investments in Securities	$12,957,039	$12,806,504	$(367,090)	$12,439,414	8.7%	328	100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2024. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
The following tables summarize changes in our investments in securities as of March 31, 2025 and December 31, 2024, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	March 31, 2025		December 31, 2024
	Agency Securities, Trading	U.S. Treasury Securities Sold Short	Agency Securities, Trading	U.S. Treasury Securities Sold Short
Balance, beginning of period	$12,439,414	$(497,234)	$11,159,754	$(355,322)
Purchases (1)	2,302,296	—	7,271,101	869,257
Proceeds from sales	(234,204)	—	(4,589,515)	(1,050,019)
Principal repayments	(274,007)	—	(1,053,625)	—
Gains (losses)	208,257	(12,906)	(348,646)	37,602
Accrued interest payable	—	(3,493)	—	1,248
Amortization of purchase premium	621	—	345	—
Balance, end of period	$14,442,377	$(513,633)	$12,439,414	$(497,234)
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 17 of which had open repurchase agreements with us at March 31, 2025 and December 31, 2024. We had outstanding balances under our repurchase agreements, net at March 31, 2025 and December 31, 2024 of $12,490,792 (net of reverse repurchase agreements of $512,750, $461,250 of which were with BUCKLER) and $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER) respectively. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of March 31, 2025 and December 31, 2024 of $506,340 and $493,433, respectively. At each of March 31, 2025 and December 31, 2024, BUCKLER accounted for 45.7% of our aggregate borrowings and had an amount at risk of 7.4% and 8.0%, respectively, of our total stockholders' equity with a weighted average maturity of 30 days and 15 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2025, the average gross haircut percentage was 2.74% compared to 2.77% at December 31, 2024.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high-quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, we had derivatives with a net fair value of $653,530 and $906,778, respectively (see Note 7 to the consolidated financial statements).
At March 31, 2025, we had interest rate swap contracts with an aggregate notional balance of $8,382,000, a weighted average swap rate of 2.00% and a weighted average term of 68 months. At December 31, 2024, we had interest rate swap contracts with an aggregate notional balance of $7,232,000, a weighted average swap rate of 1.66% and a weighted average term of 76 months. We also had TBA Agency Securities with an aggregate notional balance of $900,000 at March 31, 2025. We did not have TBA Agency Securities at December 31, 2024 (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the three months ended March 31, 2025 and for the year ended December 31, 2024.

Interest Swap Contracts	For the Three Months Ended March 31, 2025	For the Year Ended December 31, 2024
Net Balance, beginning of period	$894,715	$870,560
Net interest rate swap contract payments paid	(69,014)	(237,688)
Interest rate swap income accrued	91,093	397,045
Interest rate swap expense accrued	(49,623)	(168,942)
Unrealized gains (losses)	(180,386)	17,435
Gain on early terminations	11,641	16,305
Net Balance, end of period	$698,426	$894,715

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net (losses) gains related to our derivatives of $(191,218) and $156,448, for the three months ended March 31, 2025 and March 31, 2024, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At March 31, 2025 and December 31, 2024, we had $3,175,000 and $2,025,000, respectively, of notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At March 31, 2025, our liquidity totaled $847,961, consisting of $49,115 of cash and cash equivalents plus $798,846 of unencumbered Agency Securities and U.S. government securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results.
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
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At March 31, 2025 and December 31, 2024, we financed our securities portfolio with $12,490,792 (net of reverse repurchase agreements of $512,750, $461,250 of which were with BUCKLER) and $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER) of borrowings under repurchase agreements, respectively. At March 31, 2025 and December 31, 2024, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $506,340 and $493,433, respectively.
We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at March 31, 2025 and December 31, 2024, were 7.33:1 and 7.87:1, respectively. Our leverage ratios, including notional on our TBA Agency Securities, were 7.87:1 at each of March 31, 2025 and December 31, 2024, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.87:1 and 7.95:1 at March 31, 2025 and December 31, 2024, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Securities Portfolio Matters

	For the Three Months Ended March 31,
	2025	2024
Securities purchased using proceeds from repurchase agreements and principal repayments	$2,302,296	$450,700
Average securities portfolio, including TBA Securities	$14,362,748	$11,511,407
Cash received from principal repayments on MBS	$274,007	$182,548
Net cash increase (decrease) from repurchase agreements	$1,776,962	$(993,919)
Cash interest payments made on liabilities	$132,272	$136,718
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$101,482	$96,812
Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities.
The following tables present our equity transactions for the three months ended March 31, 2025 and for the year ended December 31, 2024 (see Note 10 and Note 13 to the consolidated financial statements).

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
March 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - January 23, 2025	17	$16.08	$279
2023 Common stock ATM Sales Agreement	January 2, 2025 - March 19, 2025	19,992	$18.58	$371,412
DRIP shares issued	January 27, 2025 - March 27, 2025	1	$18.47	$25

December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 13 to the consolidated financial statements). The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2025 and March 31, 2024 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended March 31,
	2025	2024
ARMOUR management fees	$10,754	$9,807
Less management fees waived	(1,650)	(1,650)
Total management fee expense	$9,104	$8,157
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2025, there were 228 shares available for future issuance under the Plan.
At March 31, 2025, there was approximately $5,691 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $36.09 per share), which we expect to recognize as an expense as follows: for the remainder of 2025 an expense of $1,480, in 2026 an expense of $1,793, and thereafter an expense of $2,418. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 9 to the consolidated financial statements).
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
The following graph represents the outstanding balances of our repurchase agreements (before the effect of netting reverse repurchase agreements), which finance most of our MBS. Our repurchase agreements balance will fluctuate based on our change in capital, leverage targets and the market prices of our assets (including the effects of principal paydowns) and the level and timing of investment and reinvestment activity (see Note 6 and Note 13 to the consolidated financial statements).

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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,136 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 18,060 shares of common stock available under the 2023 Common stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three months ended March 31, 2025, the largest inter-day movement in the overall estimated values of our investment and hedge positions translated to a change in estimated book value of (0.28) per common share. Similarly, 98% of inter-day movements in estimated value translated to changes in estimated book value per share of 0.43 or less.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

according to the requirements of the Code; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.
Subsequent Events
See Note 10, Note 13 and Note 15 to the consolidated financial statements.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" of our most recent Annual Report on Form 10-K. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:
•risks related to governmental regulation, including uncertainties from the change in the U.S. federal administration, including the impact of sanctions, tariffs and other trade policies of the U.S. and its global trading partners;
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
2023 Common stock ATM Sales Agreement	An equity sales agreement that we entered into on July 26, 2023 with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, as amended on October 25, 2023 to add StockBlock Securities LLC as a sales agent, as amended on June 20, 2024 to add BTIG, LLC as a sales agent, as amended on August 23, 2024 to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 25,000, as amended on September 20, 2024, to add Janney Montgomery Scott LLC as a sales agent, as further amended on February 13, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 15,000, pursuant to which we may offer and sell over a period of time and from time to time up to 55,000 shares of our common stock, par value $0.001 per share.
Agency CMBS	Commercial mortgage backed securities.
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2025 and December 31, 2024. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
March 31, 2025
1.00%	(1.23)%	(0.99)%	(8.94)%
0.50%	(0.69)%	(0.36)%	(3.26)%
(0.50)%	0.87%	(0.02)%	(0.22)%
(1.00)%	2.06%	(0.47)%	(4.27)%

December 31, 2024
1.00%	(4.92)%	(0.98)%	(9.16)%
0.50%	(2.50)%	(0.42)%	(3.89)%
(0.50)%	2.67%	0.18%	1.65%
(1.00)%	5.58%	0.03%	0.28%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of March 31, 2025 and December 31, 2024. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	March 31, 2025		December 31, 2024
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.23)%	(11.12)%	(1.31)%	(11.96)%
+10 BPS	(0.49)%	(4.45)%	(0.52)%	(4.78)%
-10 BPS	0.49%	4.45%	0.52%	4.78%
-25 BPS	1.23%	11.12%	1.31%	11.96%

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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our first quarter that ended on March 31, 2025. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Internal Control Over Financial Reporting
Our CEO and CFO participated in an evaluation by our management of any changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2025. That evaluation did not identify any changes that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings
During the quarter ended March 31, 2025, there have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2024, filed with the SEC on February 12, 2025.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025.
Recent tariff actions by the U.S and other countries may adversely affect our business, financial condition and results of operations.
The current U.S. administration has recently implemented tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. In response to these tariffs, global trading partners have or are likely to impose their own tariffs. Such U.S. tariffs and responsive tariffs have resulted in significant financial market volatility, and their impact on the global economy has been significant. Further effects of these tariffs cannot be predicted with certainty. Continued uncertainty surrounding trade policies and the potential for further tariff increases or the imposition of new tariffs may lead to a continuation or worsening of the impact of the tariffs on the financial markets, including the MBS, repurchase and equity markets. In addition, many economists and certain financial data have indicated an increased likelihood of U.S. and global recessions as a result of the disruptions to international trade. These trade actions and the widespread uncertainty and international tensions resulting therefrom may have a material adverse effect on our business, results of operations, ability to access capital, and financial condition and on the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

ARMOUR Residential REIT, Inc.
Item 6. Exhibits
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

10.1
Amendment No. 5, dated February 13, 2025, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, B. Riley Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Janney Montgomery Scott LLC, JonesTrading Institutional Services LLC, Ladenburg Thalmann & Co. Inc. and StockBlock Securities LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on February 13, 2025).

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

April 23, 2025	ARMOUR RESIDENTIAL REIT, INC.

/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer, Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer