Form 10-Q
period 2025-06-30
Armour Residential REIT, Inc.
filed 2025-07-23
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 22, 2025 was 91,594,002.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$141,166	$67,970
Cash collateral posted to counterparties	281,386	78,213
Investments in securities, at fair value
Agency Securities (including pledged securities of $13,280,571 ($6,694,991 with BUCKLER) at June 30, 2025 and $11,796,858 ($5,733,374 with BUCKLER) at December 31, 2024)	14,515,845	12,439,414
U.S. Treasury Securities (including pledged securities of $602,250 ($401,500 with BUCKLER) at June 30, 2025)	602,250	—
Derivatives, at fair value	629,180	908,063
Accrued interest receivable	64,117	52,874
Prepaid and other	6,772	1,419
Total Assets	$16,240,716	$13,547,953
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $6,314,743 and $4,895,003, respectively with BUCKLER)	$12,810,087	$10,713,830
Obligations to return securities received as collateral, at fair value	509,410	493,433
Cash collateral posted by counterparties	470,502	833,857
Payable for unsettled purchases	634,088	103,509
Derivatives, at fair value	106,939	1,285
Accrued interest payable- repurchase agreements (including $18,282 and $14,442, respectively with BUCKLER)	39,673	32,090
Accrued interest payable- U.S. Treasury Securities sold short	3,755	3,801
Accounts payable and other accrued expenses	6,311	4,733
Total Liabilities	$14,580,765	$12,186,538

Commitments and contingencies (Note 8 and Note 13)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,864 shares and 6,847 shares issued and outstanding ($25.00 per share liquidation preference) at June 30, 2025 and December 31, 2024, respectively	7	7
Common stock, $0.001 par value, 125,000 shares authorized; 88,071 shares and 62,412 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	88	62
Additional paid-in capital	5,053,048	4,585,739
Cumulative distributions to stockholders	(2,504,062)	(2,383,539)
Accumulated net loss	(889,130)	(840,854)
Total Stockholders’ Equity	$1,659,951	$1,361,415
Total Liabilities and Stockholders’ Equity	$16,240,716	$13,547,953
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income:
Interest Income	$180,886	$129,925	$353,767	$271,405
Interest expense (including $(68,342) and $(65,331) and $(129,318) and $(136,121), respectively with BUCKLER)	(147,781)	(122,956)	(284,321)	(259,105)
Net Interest Income	$33,105	$6,969	$69,446	$12,300
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	16,545	(112,870)	224,802	(250,619)
Gain (Loss) on U.S. Treasury Securities, net	(2,887)	19,149	(15,793)	30,071
Gain (Loss) on derivatives, net (1)	(108,022)	49,682	(299,240)	206,130
Total Other Loss	$(94,364)	$(44,039)	$(90,231)	$(14,418)
Expenses:
Management fees	11,060	9,807	21,829	19,610
Compensation	888	1,135	1,700	2,572
Other operating	4,051	1,988	7,262	12,834
Total Expenses	$15,999	$12,930	$30,791	$35,016
Less management fees waived	(1,650)	(1,650)	(3,300)	(3,300)
Total Expenses after fees waived	$14,349	$11,280	$27,491	$31,716
Net Loss	$(75,608)	$(48,350)	$(48,276)	$(33,834)
Dividends on preferred stock	(3,003)	(2,996)	(6,003)	(5,991)
Net Loss related to common stockholders	$(78,611)	$(51,346)	$(54,279)	$(39,825)

Net Loss per share related to common stockholders (Note 11):
Basic	$(0.94)	$(1.05)	$(0.68)	$(0.82)
Diluted	$(0.94)	$(1.05)	$(0.68)	$(0.82)
Dividends declared per common share	$0.72	$0.72	$1.44	$1.44
Weighted average common shares outstanding:
Basic	83,803	48,770	79,536	48,770
Diluted	83,803	48,770	79,536	48,770
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain (loss) on derivatives, net on the consolidated statements of operations. For additional information, see financial statement Note 7.
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, March 31, 2024	6,847	48,752	$7	$49	$4,317,875	$(2,258,874)	$(811,944)	$1,247,113
Net Loss	—	—	—	—	—	—	(48,350)	(48,350)
Issuance of common stock, net	—	1	—	—	25	—	—	25
Stock based compensation, net of withholding requirements	—	12	—	—	766	—	—	766
Preferred stock dividends	—	—	—	—	—	(2,996)	—	(2,996)
Common stock dividends	—	—	—	—	—	(35,266)	—	(35,266)
Balance, June 30, 2024	$6,847	$48,765	$7	$49	$4,318,666	$(2,297,136)	$(860,294)	$1,161,292

Balance, March 31, 2025	6,864	82,416	$7	$82	$4,957,900	$(2,440,621)	$(813,522)	$1,703,846
Net Loss	—	—	—	—	—	—	(75,608)	(75,608)
Issuance of common stock, net	—	6,306	—	6	104,658	—	—	104,664
Stock based compensation, net of withholding requirements	—	16	—	—	521	—	—	521
Common stock repurchased	—	(667)	—	—	(10,031)	—	—	(10,031)
Preferred stock dividends	—	—	—	—	—	(3,003)	—	(3,003)
Common stock dividends	—	—	—	—	—	(60,438)	—	(60,438)
Balance, June 30, 2025	6,864	88,071	$7	$88	$5,053,048	$(2,504,062)	$(889,130)	$1,659,951
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, December 31, 2023	6,847	48,799	$7	$49	$4,318,155	$(2,220,567)	$(826,460)	$1,271,184
Net Loss	—	—	—	—	—	—	(33,834)	(33,834)
Issuance of common stock, net	—	2	—	—	36	—	—	36
Stock based compensation, net of withholding requirements	—	34	—	—	1,819	—	—	1,819
Common stock repurchased	—	(70)	—	—	(1,344)	—	—	(1,344)
Preferred stock dividends	—	—	—	—	—	(5,991)	—	(5,991)
Common stock dividends	—	—	—	—	—	(70,578)	—	(70,578)
Balance, June 30, 2024	6,847	48,765	$7	$49	$4,318,666	$(2,297,136)	$(860,294)	$1,161,292

Balance, December 31, 2024	6,847	62,412	$7	$62	$4,585,739	$(2,383,539)	$(840,854)	$1,361,415
Net Loss	—	—	—	—	—	—	(48,276)	(48,276)
Issuance of Preferred stock, net	17	—	—	—	279	—	—	279
Issuance of common stock, net	—	26,300	—	26	476,075	—	—	476,101
Stock based compensation, net of withholding requirements	—	26	—	—	986	—	—	986
Common stock repurchased	—	(667)	—	—	(10,031)	—	—	(10,031)
Preferred stock dividends	—	—	—	—	—	(6,003)	—	(6,003)
Common stock dividends	—	—	—	—	—	(114,520)	—	(114,520)
Balance, June 30, 2025	6,864	88,071	$7	$88	$5,053,048	$(2,504,062)	$(889,130)	$1,659,951
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(48,276)	$(33,834)
Adjustments to reconcile net loss to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net (accretion) amortization of premium on Agency Securities	(917)	1,509
Net amortization of U.S. Treasury Securities	66	—
(Gain) Loss on Agency Securities, trading, net	(224,802)	250,619
(Gain) Loss on U.S. Treasury Securities, net	15,793	(30,071)
Stock based compensation	986	1,819
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable	(10,243)	10,223
(Increase) Decrease in prepaid and other assets	187	(2,112)
Change in derivatives, at fair value	384,537	(83,156)
Increase in accrued interest payable- repurchase agreements	7,583	6,194
Decrease in accrued interest payable- U.S. Treasury Securities sold short	(46)	(1,411)
Increase in accounts payable and other accrued expenses	1,578	4,114
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$126,446	$123,894
Cash Flows Provided By (Used In) Investing Activities:
Purchases of Agency Securities	(3,181,527)	(1,763,821)
Purchases of U.S. Treasury Securities	(602,133)	(869,257)
Principal repayments of Agency Securities	634,182	445,368
Proceeds from sales of Agency Securities	1,226,213	3,537,870
Proceeds from sales of U.S. Treasury Securities	—	1,050,020
Disbursements on reverse repurchase agreements (includes $(1,860,188) and $(3,256,075) with BUCKLER, respectively)	(2,217,750)	(4,180,637)
Receipts from reverse repurchase agreements (includes $1,840,375 and $3,161,700 with BUCKLER, respectively)	2,197,875	4,035,762
Increase (Decrease) in cash collateral posted by counterparties	(363,355)	60,065
Net cash and cash equivalents and cash collateral posted to counterparties provided by (used in) investing activities	$(2,306,495)	$2,315,370
Cash Flows Provided By (Used In) Financing Activities:
Issuance of Series C Preferred stock, net of expenses	279	—
Issuance of common stock, net of expenses	470,537	16
Proceeds from repurchase agreements (including $42,363,476 and $24,449,913, respectively with BUCKLER)	68,704,178	41,936,175
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Principal repayments on repurchase agreements (including $(40,923,923) and $(25,026,743), respectively with BUCKLER)	(66,588,046)	(44,367,515)
Series C Preferred stock dividends paid	(6,003)	(5,991)
Common stock dividends paid	(114,496)	(70,558)
Common stock repurchased	(10,031)	(1,344)
Net cash and cash equivalents and cash collateral posted to counterparties provided by (used in) financing activities	$2,456,418	$(2,509,217)
Net increase (decrease) in cash and cash equivalents and cash collateral posted to counterparties	276,369	(69,953)
Cash and cash equivalents and cash collateral posted to counterparties - beginning of period	146,183	258,858
Cash and cash equivalents and cash collateral posted to counterparties - end of period	$422,552	$188,905
Supplemental Disclosure:
Cash paid during the period for interest	$313,885	$335,057
Non-Cash Investing Activities:
Payable for unsettled purchases	$(634,088)	$(341,315)
Non-Cash Financing Activities:
Amounts receivable for issuance of common stock	$5,540	$—
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations
References to "we," "us," "our," or the "Company" are to ARMOUR Residential REIT, Inc. ("ARMOUR") and its subsidiary. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar amounts are presented in thousands, except per share amounts or as otherwise noted.
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
At June 30, 2025, our investments in securities included mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities") and U.S. Treasury Securities. At December 31, 2024, we invested solely in MBS. Our investment in securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
Note 2 - Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.
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
Repurchase Agreements, net
We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have moved in close relationship to the Federal Funds Effective Rate ("Federal Funds Rate") and the Secured Overnight Financing Rate ("SOFR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines or allow us to take back certain pledged collateral if values increase.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At June 30, 2025 and December 31, 2024, we had $518,125 ($466,875 of which were with BUCKLER) and $498,250 ($447,063 of which were with BUCKLER), respectively, in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At June 30, 2025 and December 31, 2024, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $509,410 and $493,433, respectively.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

June 30, 2025	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$14,515,845	$—	$14,515,845
U.S. Treasury Securities	$602,250	$—	$—	$602,250
Derivatives	$—	$629,180	$—	$629,180
Liabilities at Fair Value:
Obligations to return securities as collateral	$—	$509,410	$—	$509,410
Derivatives	$56,420	$50,519	$—	$106,939

December 31, 2024	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$12,439,414	$—	$12,439,414
Derivatives	$13,300	$894,763	$—	$908,063
Liabilities at Fair Value:
Obligations to return securities as collateral	$—	$493,433	$—	$493,433
Derivatives	$328	$957	$—	$1,285
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2025 or for the year ended December 31, 2024.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables (categorized as Level 1) and borrowings under repurchase agreements, net (categorized as Level 2), which are presented in our consolidated financial statements at cost, which approximates fair value at June 30, 2025 and December 31, 2024.
Note 5 - Investments in Securities
As of June 30, 2025 and December 31, 2024, our securities portfolio consisted of $15,118,095 and $12,439,414 of investment securities, at fair value, respectively. We also had $309,219 and $0 of TBA Agency Securities, at fair value, which were reported at net carrying value of $1,805 and $(908), respectively, at June 30, 2025 and December 31, 2024. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at June 30, 2025 and December 31, 2024.

June 30, 2025	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value

Agency Securities, trading	$14,812,104	$14,642,824	$(203,150)	$76,171	$14,515,845
U.S. Treasury Securities	$600,000	$602,067	$—	$183	$602,250
Total Trading Securities	$15,412,104	$15,244,891	$(203,150)	$76,354	$15,118,095

December 31, 2024
Agency Securities, trading	$12,957,039	$12,806,504	$(370,044)	$2,954	$12,439,414
The following table summarizes the weighted average lives of our investments in securities at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
≥ 3 years and < 5 years	$4,173,205	$4,151,048	$1,329,834	$1,341,663
≥ 5 years	10,944,890	11,093,843	11,109,580	11,464,841
Totals	$15,118,095	$15,244,891	$12,439,414	$12,806,504
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at June 30, 2025 and December 31, 2024 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements, net
At June 30, 2025, we had active MRAs with 33 counterparties and had $12,810,087 in outstanding borrowings with 17 of those counterparties. At December 31, 2024, we had MRAs with 33 counterparties and had $10,713,830 in outstanding borrowings with 17 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at June 30, 2025 and December 31, 2024. Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2025, the average gross haircut percentage was 2.68% compared to 2.77% at December 31, 2024. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

June 30, 2025	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days (1)	$8,703,930	4.50%	15
> 30 days to ≤ 60 days	4,106,157	4.48%	33
Total or Weighted Average	$12,810,087	4.50%	21

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

(1)Net of reverse repurchase agreements of $518,125 ($466,875 of which were with BUCKLER). Obligations to return securities received as collateral of $509,410 associated with the reverse repurchase agreements are all due within 30 days.

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
The following tables present information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at June 30, 2025 and December 31, 2024.

June 30, 2025				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$518,125	$(518,125)	$—	$—	$—	$—
Totals	$518,125	$(518,125)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(13,328,212)	$518,125	$(12,810,087)	$12,810,087	$—	$—
Totals	$(13,328,212)	$518,125	$(12,810,087)	$12,810,087	$—	$—
(1)The fair value of securities pledged against our repurchase agreements was $13,882,821 at June 30, 2025.

December 31, 2024				Gross Amounts Not Offset
	Gross Amounts	Gross Amounts offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral	Total Net
Assets
Reverse Repurchase Agreements	$498,250	$(498,250)	$—	$—	$—	$—
Totals	$498,250	$(498,250)	$—	$—	$—	$—

Liabilities
Repurchase Agreements	$(11,212,080)	$498,250	$(10,713,830)	$10,713,830	$—	$—
Totals	$(11,212,080)	$498,250	$(10,713,830)	$10,713,830	$—	$—
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
At June 30, 2025 and December 31, 2024, BUCKLER accounted for 49.3% and 45.7% of our aggregate borrowings and had an amount at risk of 7.7% and 8.0%, respectively, of our total stockholders' equity with a weighted average maturity of 20 days and 15 days, respectively, on repurchase agreements, net (see Note 13 - Related Party Transactions).
In addition, at June 30, 2025, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 11.9% of our repurchase agreement borrowings outstanding at June 30, 2025. At December 31, 2024, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 19.9% of our repurchase agreement borrowings at December 31, 2024.
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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at June 30, 2025 and December 31, 2024.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2025
Interest rate swap contracts (2)	$627,152	$(50,296)	$(289,142)	$287,714
Futures contracts	—	(56,420)	103,814	47,394
TBA Agency Securities	2,028	(2,028)	—	—
Totals	$629,180	$(108,744)	$(185,328)	$335,108

December 31, 2024
Interest rate swap contracts (2)	$894,714	$—	$(781,923)	$112,791
Futures contracts	13,300	(328)	24,702	37,674
TBA Agency Securities	49	(957)	1,578	670
Totals	$908,063	$(1,285)	$(755,643)	$151,135
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $5,556 and $47,045 of centrally-cleared interest rate swap contracts, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2025
Interest rate swap contracts (2)	$(50,296)	$50,296	$—	$—
Futures contracts	(56,420)	56,420	—	—
TBA Agency Securities	(223)	2,028	(3,788)	(1,983)
Totals	$(106,939)	$108,744	$(3,788)	$(1,983)

December 31, 2024
Futures contracts	$(328)	$328	$—	$—
TBA Agency Securities	(957)	957	—	—
Totals	$(1,285)	$1,285	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(50,296) of centrally-cleared interest rate swap contracts, respectively.

The following table represents the information regarding our derivatives which are included in Gain on derivatives, net in the accompanying consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024.

	Income (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives	2025	2024	2025	2024
Interest rate swap contracts (1)	$(77,650)	$30,128	$(216,565)	$190,837
Futures contracts	(27,583)	(3,603)	(89,093)	(3,603)
TBA Agency Securities	(2,789)	23,157	6,418	18,896
Total Gain (Loss) on Derivatives, net	$(108,022)	$49,682	$(299,240)	$206,130
(1)Includes $(40,815) and $(4,109) and $(111,573) and $51,087 of centrally-cleared interest rate swap contract income (loss) for the three and six months ended June 30, 2025 and June 30, 2024, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about our derivatives at June 30, 2025 and December 31, 2024. We did not have any TBA Agency Securities at December 31, 2024.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
June 30, 2025
< 3 years	$4,182,000	28	2.90%
≥ 3 years and < 5 years	1,202,000	55	0.49%
≥ 5 years and < 7 years	2,450,000	69	1.04%
≥ 7 years	2,425,000	107	3.51%
Total or Weighted Average (2)	$10,259,000	60	2.32%

December 31, 2024
< 3 years	$1,255,000	24	0.60%
≥ 3 years and < 5 years	604,000	58	0.49%
≥ 5 years and < 7 years	2,648,000	71	0.85%
≥ 7 years	2,725,000	108	3.20%
Total or Weighted Average (3)	$7,232,000	76	1.66%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $5,325,000 notional are SOFR based swaps, the last of which matures in 2035; and $4,934,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $5,125,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2035.
(3)Of this amount, $2,225,000 notional are SOFR based swaps, the last of which matures in 2034; and $5,007,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $2,025,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2034.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
June 30, 2025
30 Year Long, 6.5%	300,000	309,434	309,219
Total TBA Agency Securities	$300,000	$309,434	$309,219

Note 8 - Commitments and Contingencies
Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 13 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2025, the effective management fee was 0.90% prior to management fees waived, and 0.83% after management fees waived, based on gross equity raised of $4,969,351.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

During each of the three and six months ended June 30, 2025, and June 30, 2024, ACM voluntarily waived management fees of $1,650 and $3,300, respectively. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
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
The contractual term of the management agreement extends through December 31, 2029. Based on the management fee base, gross equity raised, as of June 30, 2025, the Company’s contractual management fee commitments, prior to management fees waived, are:

Year	Contractual Management Fee
Remainder of 2025	22,385
2026	44,770
2027	44,770
2028	44,770
2029	44,770
Total	$201,465
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2025 and December 31, 2024.
Note 9 - Stock Based Compensation
We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2025, there were 93 shares available for future issuance under the Plan.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Transactions related to awards for the six months ended June 30, 2025 are summarized below:

	June 30, 2025
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	170	$36.38
Granted (1)	135	$16.42
Vested	(31)	$34.93
Unvested RSU Awards Outstanding end of period	274	$26.69
(1)During the six months ended June 30, 2025, 135 RSUs were granted to certain officers of ARMOUR.

At June 30, 2025, there was approximately $7,304 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $26.69 per share), which we expect to recognize as an expense as follows: for the remainder of 2025 an expense of $897, in 2026 an expense of $2,237, and thereafter an expense of $4,170. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity
The following table presents the components of cumulative distributions to stockholders at June 30, 2025 and December 31, 2024.

Cumulative Distributions to Stockholders	June 30, 2025	December 31, 2024
Preferred dividends	$174,794	$168,791
Common stock dividends	2,329,268	2,214,748
Totals	$2,504,062	$2,383,539
Preferred Stock
At June 30, 2025 and December 31, 2024, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At June 30, 2025, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share were designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At June 30, 2025 and December 31, 2024, we had 6,864 and 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,600 and $171,175 in the aggregate, respectively. At June 30, 2025 and December 31, 2024, there were no accrued or unpaid dividends on the Series C Preferred Stock. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 3,136 and 3,153 at June 30, 2025 and December 31, 2024.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our Series C Preferred Stock sold through the designated agent under the Preferred C ATM Sales Agreement. On June 20, 2024, the Preferred C ATM Sales Agreement was amended to add BTIG, LLC, as a sales agent. During the six months ended June 30, 2025, we sold 17 shares under this agreement for proceeds of $279, net of issuance costs and commissions of approximately $106.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Exchange Act and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the six months ended June 30, 2025.
Common Stock
At June 30, 2025 and December 31, 2024, we were authorized to issue up to 125,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 88,071 and 62,412 shares of common stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively.
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
During the six months ended June 30, 2025, we sold 26,296 common shares under this agreement for proceeds of $476,039, net of issuance costs and commissions of approximately $3,942. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.
In the third quarter of 2025, through July 16, 2025, we sold 3,523 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $58,750, net of issuance costs and commissions of approximately $451. See Note 13 - Related Party Transactions for discussion of transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

During the six months ended June 30, 2025, we issued 4 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $62.
Common Stock Repurchase Program
 At June 30, 2025 and December 31, 2024, there were 1,550 and 2,217, respectively, authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the six months ended June 30, 2025 we repurchased (667) common shares under this authorization for a cost of $(10,031) with BUCKLER. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Equity Capital Activities
The following tables present our equity transactions for the six months ended June 30, 2025 and for the year ended December 31, 2024.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
June 30, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - January 23, 2025	17	$16.08	$279
2023 Common stock ATM Sales Agreement	January 2, 2025 - June 30, 2025	26,296	$18.10	$476,039
DRIP shares issued	January 27, 2025 - June 27, 2025	4	$17.07	$62
Common stock repurchased	April 8, 2025	(667)	$15.05	$(10,031)

December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)
(1)Weighted average price.
Dividends
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $1,001 in the aggregate, will be paid on July 28, 2025, to holders of record on July 15, 2025. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable August 27, 2025, to holders of record on August 15, 2025, and payable September 29, 2025, to holders of record on September 15, 2025.
A cash dividend of $0.24 per outstanding common share, or $22,028 in the aggregate, will be paid on July 30, 2025, to holders of record on July 15, 2025. We have also declared a cash dividend of $0.24 per outstanding common share payable August 29, 2025, to holders of record on August 15, 2025.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our Series C Preferred Stock dividend transactions for the six months ended June 30, 2025.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2025	January 27, 2025	$0.14583	$998
February 15, 2025	February 27, 2025	$0.14583	1,001
March 15, 2025	March 27, 2025	$0.14583	1,001
April 15, 2025	April 28, 2025	$0.14583	1,001
May 15, 2025	May 27, 2025	$0.14583	1,001
June 15, 2025	June 27, 2025	$0.14583	1,001
Total dividends paid			$6,003
The following table presents our common stock dividend transactions for the six months ended June 30, 2025.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2025	January 30, 2025	$0.24	$16,009
February 14, 2025	February 27, 2025	$0.24	18,384
March 17, 2025	March 27, 2025	$0.24	19,689
April 15, 2025	April 29, 2025	$0.24	19,661
May 15, 2025	May 29, 2025	$0.24	19,954
June 16, 2025	June 27, 2025	$0.24	20,823
Total dividends paid			$114,520

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 11 - Net Loss per Common Share
The following table presents a reconciliation of net loss and the shares used in calculating weighted average basic and diluted earnings per common share for the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Loss	$(75,608)	$(48,350)	$(48,276)	$(33,834)
Less: Preferred dividends	(3,003)	(2,996)	(6,003)	(5,991)
Net Loss related to common stockholders	$(78,611)	$(51,346)	$(54,279)	$(39,825)

Weighted average common shares outstanding – basic	83,803	48,770	79,536	48,770
Add: Effect of dilutive non-vested awards, assumed vested	—	—	—	—
Weighted average common shares outstanding – diluted	83,803	48,770	79,536	48,770

Net Loss per share related to common stockholders - basic	(0.94)	(1.05)	(0.68)	(0.82)
Net Loss per share related to common stockholders - diluted	(0.94)	(1.05)	(0.68)	(0.82)
For the three and six months ended June 30, 2025 and June 30, 2024, 274 and 202, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Loss related to common stockholders because to have included them would have been anti-dilutive for the period.
Note 12 - Income Taxes
The following table reconciles our GAAP net loss to estimated REIT taxable income for the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net loss	$(75,608)	$(48,350)	$(48,276)	$(33,834)
Book to tax differences:
TRS (income) loss	(124)	58	(194)	99
Agency Securities	(16,545)	112,870	(224,802)	250,619
U.S. Treasury Securities	2,887	(19,149)	15,793	(30,071)
Changes in interest rate contracts	155,882	9,444	389,905	(88,293)
Amortization of deferred hedging costs	(17,361)	(20,935)	(33,695)	(42,313)
Amortization of deferred Treasury Future gains	2,490	4,728	5,577	9,325
Other	15	539	129	1,182
Estimated REIT taxable income	$51,636	$39,205	$104,437	$66,714
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2025 and December 31, 2024, we had approximately $(207,726) and $(189,450), respectively, of net deductible expense relating

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2035 and 2034, respectively. At June 30, 2025, we had $257,341 of net operating loss carryforwards available for use indefinitely.

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
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2025 by approximately $347,597, or approximately $3.95 per common share (based on the 88,071 common shares then outstanding). State and federal tax returns for the years 2022 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and six months ended June 30, 2025 and June 30, 2024 were $63,441 and $38,262 and $120,523 and $76,569, respectively.
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
ARMOUR management fees	$11,044	$9,807	$21,798	$19,614
Less management fees waived	(1,650)	(1,650)	(3,300)	(3,300)
Total management fee expense	$9,394	$8,157	$18,498	$16,314
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses, which are included in Other Operating expenses in the consolidated statements of operations specified in the terms of the management agreement. For the three and six months ended June 30, 2025 and June 30, 2024, we reimbursed ACM $315 and $1,670 and $216 and $254, respectively, for other expenses incurred on our behalf. In 2020, 2021, 2023 and 2025, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2020, 2021 and 2023, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $84 and $145 and $86 and $178 for the three and six months ended June 30, 2025 and June 30, 2024, respectively.
BUCKLER
At June 30, 2025, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreement, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER.
The value of the investment was $704 at June 30, 2025 and $453 at December 31, 2024, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may, under certain circumstances, cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below). For each of the three and six months ended June 30, 2025 and June 30, 2024, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement.

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
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the six months ended June 30, 2025.
With BUCKLER as the sales agent, under the 2023 Common stock ATM Sales Agreement, we sold 6,004 and 15,796 common shares for proceeds of $99,716 and $282,916, net of issuance costs and commissions of approximately $754 and $2,138, respectively, during the three and six months ended June 30, 2025.
In the third quarter of 2025, through July 16, 2025, with BUCKLER as the agent, under the 2023 Common stock ATM Sales Agreement, we sold 2,423 common shares for proceeds of $40,484, net of issuance costs and commissions of approximately $306 to BUCKLER (see Note 10 - Stockholders' Equity).
During the three and six months ended June 30, 2025, with BUCKLER as the agent, we repurchased (667) common shares under the current repurchase authorization which cost $(10,031), including commissions of approximately $75, to BUCKLER (see Note 10 - Stockholders' Equity).
Note 14 - Segment Reporting
We operate in the U.S. and invest primarily in fixed rate residential, adjustable rate and hybrid adjustable rate residential MBS issued or guaranteed by U.S. GSEs or guaranteed by Ginnie Mae. From time to time, we may also invest in U.S. Treasury Securities and money market instruments. Resources and financial performance are assessed by our CEO and Co-Chief Investment Officers who collectively are the Company’s Chief Operating Decision Maker (“CODM”), based on total assets reported on the consolidated balance sheets and net income (loss) as reported on the consolidated statements of operations. Our CODM views consolidated expense information related to interest expense, management fees, compensation and other operating expenses as disclosed on our consolidated statement of operations as significant. The CODM manages our investment portfolio as a whole and decisions regarding investments and hedging are made collectively based on the inputs above. Accordingly, the Company consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment. Since the Company operates in a single segment, the segment information is consistent with the consolidated financial statements. Therefore, no reconciliation is necessary.
Note 15 - Subsequent Events
Except as disclosed above in Note 10 and Note 13, no subsequent events were identified through the date of filing this Quarterly Report on Form 10-Q.

                                                       27
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
ARMOUR Residential REIT, Inc.

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiary. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"), a Delaware limited liability company and a FINRA-regulated broker-dealer, controlled by ACM. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report.
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

At June 30, 2025, our investments in securities included MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities) and U.S. Treasury Securities. At December 31, 2024, we invested solely in MBS. Our investment in securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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
Market and Interest Rate Trends and the Effect on our Securities Portfolio
Second Quarter 2025 Trends
During the six months ended June 30, 2025, the current U.S. administration has introduced tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. In response to these tariffs, global trading partners have imposed or may impose their own tariffs. Such U.S. tariffs and responsive tariffs have increased the volatility of financial markets and interest rates. ARMOUR believes that it has acted to mitigate risk, moderate

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

leverage and maximize liquidity. The Company expects that it will remain focused on prioritizing liquidity through this period of increased market volatility and financial risks. The Company has met all of its obligations to repurchase agreement counterparties in a timely manner, while managing the risk of its assets and hedging portfolios. See Item 1A. "Risk Factors" for further discussion of the possible impact of tariffs on our business.
Federal Reserve Actions
At the Federal Reserve Open Market Committee meetings on May 7, 2025 and June 18, 2025, the Fed maintained the target range for the Federal Funds Rate at 4.25% to 4.50%. At the June 2025 meeting, the Fed stated that inflation remains somewhat elevated while economic activity has continued to expand at a solid pace, with the unemployment rate remaining low and labor market conditions remaining solid. The Fed cautioned, however, that uncertainty around the economic outlook remains elevated, and stated that in considering the extent and timing of additional adjustments to the target range for the Federal Funds Rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks.
The Fed also stated that it will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities. Effective June 20, 2025, the Fed will roll over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $5 billion per month. It will also reinvest the amount of principal payments from its holdings of agency debt and agency mortgage-backed securities received in each calendar month that exceeds a cap of $35 billion per month into Treasury securities.
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
Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since the beginning of 2023.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Meeting Date	Lower Bound	Higher Bound
December 18, 2024	4.25%	4.50%
November 7, 2024	4.50%	4.75%
September 18, 2024	4.75%	5.00%
July 26, 2023	5.25%	5.50%
May 3, 2023	5.00%	5.25%
March 22, 2023	4.75%	5.00%
February 1, 2023	4.50%	4.75%
Our borrowings in the repurchase market have closely tracked the Federal Funds Rate and SOFR. Traditionally, a lower Federal Funds Rate has indicated a time of increased net interest spread and higher asset values. Volatility in these rates and divergence from the historical relationship among these rates could negatively impact our ability to manage our securities portfolio. If rates were to increase, our net interest spread and the value of our securities portfolio might suffer as a result. Our derivatives are either Federal Funds Rate or SOFR-based interest rate swap contracts (see Note 7 to the consolidated financial statements).
The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from June 30, 2023 to June 30, 2025.
Long-term Interest Rates and Mortgage Spreads
Our securities are valued at an interest rate spread versus long-term interest rates (mortgage spread). This mortgage spread varies over time and can be above or below long-term averages, depending upon market participants' current desire to own MBS over other investment alternatives. When the mortgage spread gets smaller (or negative) versus

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
We may reduce our mortgage spread exposure by entering into certain TBA Agency Securities short positions. The TBA short positions may represent different securities and maturities than our MBS and TBA Agency Security long positions, and accordingly, may perform somewhat differently. While we expect our TBA Agency Securities short positions to perform well compared to our related mortgage securities, there can be no assurance as to their relative performance.
Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Interest Income	$33,105	$6,969	$69,446	$12,300
Total Other Loss	(94,365)	(44,039)	(90,231)	(14,418)
Total Expenses after fees waived	(14,349)	(11,280)	(27,491)	(31,716)
Net Loss	$(75,608)	$(48,350)	$(48,276)	$(33,834)
Net Loss for the three and six months ended June 30, 2025 compared to Net Loss for the three and six months ended June 30, 2024 reflected losses on derivatives and U.S. Treasury Securities and interest expense on a larger average balance of repurchase agreements, offset by gains on our trading securities and interest income from a larger average securities portfolio compared to the three and six months ended June 30, 2024.
Net interest income is a function of the size of and yield earned from our investment portfolio and the size of and cost of our repurchase and other financing costs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income	$180,886	$129,925	$353,767	$271,405
Interest Expense	(147,781)	(122,956)	(284,321)	(259,105)
Net Interest Income	$33,105	$6,969	$69,446	$12,300

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table details the factors impacting our net interest income for three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$176,485	$14,090,262	5.01%	$127,698	$10,144,457	5.04%
Cash Equivalents & Treasury Securities	4,401	676,809	2.60%	2,227	240,456	3.70%
Total Interest Income/Average Interest Earning Assets	$180,886	$14,767,071	4.90%	$129,925	$10,384,913	5.00%

Interest-bearing Liabilities:
Repurchase Agreements	(142,320)	12,520,352	(4.55)%	(114,333)	8,217,034	(5.57)%
Treasury Securities Sold Short	(5,461)	507,299	(4.31)%	(8,623)	691,748	(4.99)%
Total Interest Expense/Average Interest Bearing Liabilities	$(147,781)	$13,027,651	(4.54)%	$(122,956)	$8,908,782	(5.52)%
Net Interest Income/Net Interest Spread	$33,105		0.36%	$6,969		(0.52)%
Net Yield on Interest Earning Assets			0.90%			0.27%

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$348,911	$13,928,214	5.01%	$267,621	$10,763,028	4.97%
Cash Equivalents & Treasury Securities	4,856	375,102	2.59%	3,784	211,991	3.57%
Total Interest Income/Average Interest Earning Assets	$353,767	$14,303,316	4.95%	$271,405	$10,975,019	4.95%

Interest-bearing Liabilities:
Repurchase Agreements	(273,429)	12,063,674	(4.53)%	(241,684)	8,664,184	(5.58)%
Treasury Securities Sold Short	(10,892)	504,796	(4.32)%	(17,421)	865,709	(4.02)%
Total Interest Expense/Average Interest Bearing Liabilities	$(284,321)	$12,568,470	(4.52)%	$(259,105)	$9,529,893	(5.44)%
Net Interest Income/Net Interest Spread	$69,446		0.42%	$12,300		(0.49)%
Net Yield on Interest Earning Assets			0.97%			0.22%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.
Other Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	16,545	(112,870)	224,802	(250,619)
Gain (Loss) on U.S. Treasury Securities, net	(2,887)	19,149	(15,793)	30,071
Gain (Loss) on derivatives, net	(108,022)	49,682	(299,240)	206,130
Total Other Loss	$(94,364)	$(44,039)	$(90,231)	$(14,418)
Three and Six Months Ended June 30, 2025 vs. Three and Six Months Ended June 30, 2024
•Gain (Loss) on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $28,680 and $240,110 for the three and six months ended June 30, 2025 compared to $(14,989) and $(150,112) for the three and six months ended June 30, 2024.
◦Sales of our Agency Securities, trading resulted in realized gains (losses) of $(12,135) and $(15,308) and $(97,881) and $(100,507) for the three and six months ended June 30, 2025 and June 30, 2024, respectively.
◦During the three and six months ended June 30, 2025, and June 30, 2024, we sold $992,009 and $1,226,213 and $3,154,026 and $3,537,870, respectively, of Agency Securities, trading.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

•Gain (Loss) on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(2,887) and $(15,793) and $12,476 and $27,609, for the three and six months ended June 30, 2025 and June 30, 2024, respectively.
◦During the three and six months ended June 30, 2024, we sold short $772,253 and $869,257 of U.S. Treasury Securities, resulting in losses of $6,673 and $2,462 for the three and six months ended June 30, 2024.
•Gain (Loss) on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance was $10,259,000 at June 30, 2025 and $7,232,000 at December 31, 2024.
◦Our TBA Agency Securities aggregate notional balance was $300,000 at June 30, 2025 and $0 at December 31, 2024.

Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Expenses:
Management fees	$11,060	$9,807	$21,829	$19,610
Compensation	888	1,135	1,700	2,572
Other operating	4,051	1,988	7,262	12,834
Total Expenses	$15,999	$12,930	$30,791	$35,016
Less management fees waived	(1,650)	(1,650)	(3,300)	(3,300)
Total Expenses after fees waived	$14,349	$11,280	$27,491	$31,716
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and make liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2025 and June 30, 2024, the effective management fee, prior to management fees waived, was 0.90% and 0.93% based on gross equity raised of $4,969,351 and $4,230,675, respectively. During each of the three and six months ended June 30, 2025 and June 30, 2024 ACM voluntarily waived management fees of $1,650 and $3,300, respectively, (see Note 13 - Related Party Transactions).
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
•For the six months ended June 30, 2024, other expenses included $9,010 of expenses related to the previously disclosed Special Committee internal investigation.
Taxable Income
As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 12 to the consolidated financial statements).
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2025 and December 31, 2024, we had approximately $(207,726) and $(189,450), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the years 2035 and 2034, respectively. At June 30, 2025, we had $257,341 of net operating loss carryforwards available for use indefinitely.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
U.S. Treasury Securities:
From time to time, we may purchase U.S. Treasury Securities to tailor the overall risk characteristics of our investment securities portfolio. While U.S. Treasury Securities provide overall interest rate exposure, they are generally not sensitive to the other risks inherent in MBS. We did not have any U.S. Treasury Securities at December 31, 2024.
The tables below summarize certain characteristics of our investments in securities at June 30, 2025 and December 31, 2024.

June 30, 2025	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.5%	$288,946	$237,342	$2,471	$239,813	3.4%	324	1.5%
3.0%	815,355	707,510	(1,731)	705,779	3.4%	313	4.6%
3.5%	1,267,683	1,215,566	(70,469)	1,145,097	6.5%	323	7.4%
4.0%	1,001,145	994,592	(59,106)	935,486	5.6%	323	6.1%
4.5%	935,256	927,026	(29,685)	897,341	6.7%	325	5.8%
5.0%	2,085,258	2,063,987	(10,757)	2,053,230	5.8%	341	13.3%
5.5%	4,020,597	4,027,430	11,544	4,038,974	7.0%	345	26.2%
6.0%	3,074,568	3,118,432	22,158	3,140,590	10.8%	345	20.4%
6.5%	618,365	634,022	7,303	641,325	17.5%	344	4.2%
Other Agency Securities
Agency CMBS	704,931	716,917	1,293	718,210	n/a	49	4.6%
Total Agency Securities	$14,812,104	$14,642,824	$(126,979)	$14,515,845	7.3%	323	94.1%
TBA Agency Securities (2)
30 Year Long, 6.5%	300,000	309,434	(215)	309,219	n/a	n/a	2.0%
Total TBA Agency Securities	$300,000	$309,434	$(215)	$309,219	n/a	n/a	2.0%
U.S. Treasury Securities	$600,000	$602,067	$183	$602,250	n/a	n/a	3.9%
Total Investments in Securities	$15,712,104	$15,554,325	$(127,011)	$15,427,314			100.0%
(1)Weighted average CPR during the quarter for the securities owned at June 30, 2025. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $1,805, at June 30, 2025 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

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
The following tables summarize changes in our investments in securities as of June 30, 2025 and December 31, 2024, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	June 30, 2025			December 31, 2024
	Agency Securities, Trading	U.S. Treasury Securities	U.S. Treasury Securities Sold Short	Agency Securities, Trading	U.S. Treasury Securities Sold Short
Balance, beginning of period	$12,439,414	$—	$(497,234)	$11,159,754	$(355,322)
Purchases (1)	3,711,107	602,133	—	7,271,101	869,257
Proceeds from sales	(1,226,213)	—	—	(4,589,515)	(1,050,019)
Principal repayments	(634,182)	—	—	(1,053,625)	—
Gains (losses)	224,802	183	(15,977)	(348,646)	37,602
Accrued interest payable	—	—	46	—	1,248
Amortization of purchase premium	917	(66)	—	345	—
Balance, end of period	$14,515,845	$602,250	$(513,165)	$12,439,414	$(497,234)
Percentage of Portfolio	96.0%	4.0%		100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 17 of which had open repurchase agreements with us at June 30, 2025 and December 31, 2024. We had outstanding balances under our repurchase agreements, net at June 30, 2025 and December 31, 2024 of $12,810,087 (net of reverse repurchase agreements of $518,125, $466,875 of which were with BUCKLER) and $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER) respectively. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of June 30, 2025 and December 31, 2024 of $509,410 and $493,433, respectively. At June 30, 2025 and December 31, 2024, BUCKLER accounted for 49.3% and 45.7% of our aggregate borrowings and had an amount at risk of 7.7% and 8.0%, respectively, of our total stockholders' equity with a weighted average maturity of 20 days and 15 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2025, the average gross haircut percentage was 2.68% compared to 2.77% at December 31, 2024.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high-quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, we had derivatives with a net fair value of $522,241 and $906,778, respectively (see Note 7 to the consolidated financial statements).
At June 30, 2025, we had interest rate swap contracts with an aggregate notional balance of $10,259,000, a weighted average swap rate of 2.32% and a weighted average term of 60 months. At December 31, 2024, we had interest rate swap contracts with an aggregate notional balance of $7,232,000, a weighted average swap rate of 1.66% and a weighted average term of 76 months. We also had TBA Agency Securities with an aggregate notional balance of $300,000 at June 30, 2025. We did not have TBA Agency Securities at December 31, 2024 (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the six months ended June 30, 2025 and for the year ended December 31, 2024.

Interest Swap Contracts	For the Six Months Ended June 30, 2025	For the Year Ended December 31, 2024
Net Balance, beginning of period	$894,715	$870,560
Net interest rate swap contract payments paid	(125,085)	(237,688)
Interest rate swap income accrued	192,880	397,045
Interest rate swap expense accrued	(105,094)	(168,942)
Unrealized gains (losses)	(304,351)	17,435
Gain on early terminations	23,791	16,305
Net Balance, end of period	$576,856	$894,715

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net (losses) gains related to our derivatives of $(108,022) and $(299,240) and $49,682 and $206,130, for the three and six months ended June 30, 2025 and June 30, 2024, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At June 30, 2025 and December 31, 2024, we had $5,125,000 and $2,025,000, respectively, of notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources
 At June 30, 2025, our liquidity totaled $772,948, consisting of $141,166 of cash and cash equivalents plus $631,782 of unencumbered Agency Securities and U.S. Treasury Securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results.
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
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At June 30, 2025 and December 31, 2024, we financed our securities portfolio with $12,810,087 (net of reverse repurchase agreements of $518,125, $466,875 of which were with BUCKLER) and $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER) of borrowings under repurchase agreements, respectively. At June 30, 2025 and December 31, 2024, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $509,410 and $493,433, respectively.
We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at June 30, 2025 and December 31, 2024, were 7.72:1 and 7.87:1, respectively. Our leverage ratios, including our TBA Agency Securities, were 7.90:1 and 7.87:1 at June 30, 2025 and December 31, 2024, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 8.29:1 and 7.95:1 at June 30, 2025 and December 31, 2024, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Securities Portfolio Matters

	For the Six Months Ended June 30,
	2025	2024
Securities purchased using proceeds from repurchase agreements and principal repayments	$4,313,240	$1,933,493
Average securities portfolio, including TBA Securities	$14,446,881	$11,149,695
Cash received from principal repayments on MBS	$634,182	$445,368
Net cash increase (decrease) from repurchase agreements	$2,096,257	$(2,576,215)
Cash interest payments made on liabilities	$313,885	$335,057
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$126,446	$123,894
Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities.
The following tables present our equity transactions for the six months ended June 30, 2025 and for the year ended December 31, 2024 (see Note 10 and Note 13 to the consolidated financial statements).

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
June 30, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - January 23, 2025	17	$16.08	$279
2023 Common stock ATM Sales Agreement	January 2, 2025 - June 30, 2025	26,296	$18.10	$476,039
DRIP shares issued	January 27, 2025 - June 27, 2025	4	$17.07	$62
Common stock repurchased	April 8, 2025	(667)	$15.05	$(10,031)

December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)
(1)Weighted average price.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2025 and June 30, 2024 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
ARMOUR management fees	$11,044	$9,807	$21,798	$19,614
Less management fees waived	(1,650)	(1,650)	(3,300)	(3,300)
Total management fee expense	$9,394	$8,157	$18,498	$16,314
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2025, there were 93 shares available for future issuance under the Plan.
At June 30, 2025, there was approximately $7,304 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $26.69 per share), which we expect to recognize as an expense as follows: for the remainder of 2025 an expense of $897, in 2026 an expense of $2,237, and thereafter an expense of $4,170. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,136 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 8,233 shares of common stock available under the 2023 Common stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three and six months ended June 30, 2025, the largest inter-day movement in the overall estimated values of our investment and hedge positions translated to a change in estimated book value of (0.44) per common share. Similarly, 98% of inter-day movements in estimated value translated to changes in estimated book value per share of 0.68 or less.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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

CFO	Chief Financial Officer of ARMOUR, Gordon Harper.
CME	Chicago Mercantile Exchange.
CEO	Chief Executive Officer of ARMOUR, Scott Ulm.
Code	The Internal Revenue Code of 1986.
Common Stock Repurchase Program	ARMOUR's common stock repurchase program originally authorized by our Board on December 17, 2012, as amended from time to time.
CPR	Constant prepayment rate.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Exchange Act	Securities Exchange Act of 1934.
Fannie Mae	The Federal National Mortgage Association.
Fed	The U.S. Federal Reserve.
Federal Funds Rate	Federal Funds Effective Rate.
FINRA	The Financial Industry Regulatory Authority. A private corporation that acts as a self-regulatory organization.
Freddie Mac	The Federal Home Loan Mortgage Corporation.
GAAP	Accounting principles generally accepted in the United States of America.
Ginnie Mae	The Government National Mortgage Administration.
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

SEC	The Securities and Exchange Commission.
SOFR	Secured overnight financing rate. A measure of the cost of borrowing cash overnight collateralized by U.S. Treasury Securities.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2025 and December 31, 2024. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
June 30, 2025
1.00%	0.57%	(0.82)%	(7.53)%
0.50%	0.23%	(0.28)%	(2.62)%
(0.50)%	(0.01)%	(0.05)%	(0.49)%
(1.00)%	0.37%	(0.57)%	(5.28)%

December 31, 2024
1.00%	(4.92)%	(0.98)%	(9.16)%
0.50%	(2.50)%	(0.42)%	(3.89)%
(0.50)%	2.67%	0.18%	1.65%
(1.00)%	5.58%	0.03%	0.28%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of June 30, 2025 and December 31, 2024. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	June 30, 2025		December 31, 2024
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.24)%	(11.55)%	(1.31)%	(11.96)%
+10 BPS	(0.50)%	(4.62)%	(0.52)%	(4.78)%
-10 BPS	0.50%	4.62%	0.52%	4.78%
-25 BPS	1.24%	11.55%	1.31%	11.96%

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

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our second quarter that ended on June 30, 2025. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Internal Control Over Financial Reporting
Our CEO and CFO participated in an evaluation by our management of any changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the second quarter ended June 30, 2025. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.

Item 1. Legal Proceedings
During the quarter ended June 30, 2025, there have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2024, filed with the SEC on February 12, 2025.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025, as updated by our Quarterly Report of Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 23, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information regarding our repurchases of common stock made during the three months ended June 30, 2025 (in thousands, except per share price).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
April 1, 2025 through April 30, 2025	(667)	$15.05	(667)	1,550
May 1, 2025 through May 31, 2025	—	—	—	—
June 1, 2025 through June 30, 2025	—	—	—	—
Totals	(667)	$15.05	(667)	1,550
(1)All shares were repurchased pursuant to the Common Stock Repurchase Program (see Note 10 to the consolidated financial statements).
(2)Weighted average share price, including fees and commissions.
(3)The Board authorized the Common Stock Repurchase Program, which was announced on December 17, 2012, to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock. The Board subsequently amended the repurchase authorization (a) from $100 million shares to 50,000 shares (such number not reflecting the Company's one-for-eight reverse stock split of its common stock or the Company's one-for-five reverse stock split), (b) to 9,000 shares effective in connection with the Company's one-for-eight reverse stock split of its common stock, (c) back up to 9,000 shares (1,800 as adjusted for the Company's one-for-five reverse stock split) and (d) most recently, up to 2,500 shares. At June 30, 2025 there were 1,550 authorized shares remaining under the current Common Stock Repurchase Program.
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

July 23, 2025	ARMOUR RESIDENTIAL REIT, INC.

/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer, Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer