Form 10-Q
period 2025-09-30
Armour Residential REIT, Inc.
filed 2025-10-22
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of October 21, 2025 was 111,898,236.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$44,238	$67,970
Cash collateral posted to counterparties	264,282	78,213
Investments in securities, at fair value
Agency Securities (including pledged securities of $16,998,530 ($7,442,873 with BUCKLER) at September 30, 2025 and $11,796,858 ($5,733,374 with BUCKLER) at December 31, 2024)	17,805,194	12,439,414
U.S. Treasury Securities (including pledged securities of $251,641 ($100,656 with BUCKLER) at September 30, 2025)	251,641	—
Receivable for unsettled sales (including pledged securities of $282,869 at September 30, 2025)	296,523	—
Derivatives, at fair value	613,021	908,063
Accrued interest receivable	79,672	52,874
Prepaid and other	2,675	1,419
Total Assets	$19,357,246	$13,547,953
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements, net (including $7,165,115 and $4,895,003, at September 30, 2025 and December 31, 2024, respectively with BUCKLER)	$16,557,426	$10,713,830
Obligations to return securities received as collateral, at fair value	—	493,433
Cash collateral posted by counterparties	453,620	833,857
Payable for unsettled purchases	72,933	103,509
Derivatives, at fair value	73,659	1,285
Accrued interest payable- repurchase agreements (including $24,352 and $14,442, at September 30, 2025 and December 31, 2024, respectively with BUCKLER)	63,988	32,090
Accrued interest payable- U.S. Treasury Securities sold short	—	3,801
Accounts payable and other accrued expenses	6,824	4,733
Total Liabilities	$17,228,450	$12,186,538

Commitments and contingencies (Note 8 and Note 13)

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 6,864 shares and 6,847 shares issued and outstanding ($25.00 per share liquidation preference) at September 30, 2025 and December 31, 2024, respectively	7	7
Common stock, $0.001 par value, 175,000 and 125,000 shares authorized; 111,898 shares and 62,412 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	112	62
Additional paid-in capital	5,441,809	4,585,739
Cumulative distributions to stockholders	(2,583,261)	(2,383,539)
Accumulated net loss	(729,871)	(840,854)
Total Stockholders’ Equity	$2,128,796	$1,361,415
Total Liabilities and Stockholders’ Equity	$19,357,246	$13,547,953
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income:
Interest Income	$210,182	$127,060	$563,949	$398,465
Interest expense (including $(82,157) and $(55,940) and $(211,475) and $(192,061), respectively with BUCKLER)	(171,665)	(125,221)	(455,986)	(384,326)
Net Interest Income	$38,517	$1,839	$107,963	$14,139
Other Income (Loss):
Gain on Agency Securities, trading, net	177,108	306,141	401,910	55,522
Gain (Loss) on U.S. Treasury Securities, net	6,197	(21,695)	(9,596)	8,376
Loss on derivatives, net (1)	(49,287)	(209,959)	(348,527)	(3,829)
Total Other Income	$134,018	$74,487	$43,787	$60,069
Expenses:
Management fees	11,703	9,920	33,532	29,530
Compensation	926	1,137	2,626	3,709
Other operating	2,297	1,039	9,559	13,873
Total Expenses	$14,926	$12,096	$45,717	$47,112
Less management fees waived	(1,650)	(1,650)	(4,950)	(4,950)
Total Expenses after fees waived	$13,276	$10,446	$40,767	$42,162
Net Income	$159,259	$65,880	$110,983	$32,046
Dividends on preferred stock	(3,003)	(2,995)	(9,006)	(8,986)
Net Income available to common stockholders	$156,256	$62,885	$101,977	$23,060

Net Income per share available to common stockholders (Note 11):
Basic	$1.50	$1.22	$1.16	$0.46
Diluted	$1.49	$1.21	$1.16	$0.46
Dividends declared per common share	$0.72	$0.72	$2.16	$2.16
Weighted average common shares outstanding:
Basic	104,318	51,647	87,886	49,736
Diluted	104,573	51,833	88,141	49,922
(1) Interest income and expense related to our interest rate swap contracts is recorded in loss on derivatives, net on the consolidated statements of operations. For additional information, see financial statement Note 7.
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, June 30, 2024	6,847	48,765	$7	$49	$4,318,666	$(2,297,136)	$(860,294)	$1,161,292
Net Income	—	—	—	—	—	—	65,880	65,880
Issuance of common stock, net	—	6,415	—	6	129,388	—	—	129,394
Stock based compensation, net of withholding requirements	—	12	—	—	761	—	—	761
Preferred stock dividends	—	—	—	—	—	(2,995)	—	(2,995)
Common stock dividends	—	—	—	—	—	(37,475)	—	(37,475)
Balance, September 30, 2024	6,847	55,192	$7	$55	$4,448,815	$(2,337,606)	$(794,414)	$1,316,857

Balance, June 30, 2025	6,864	88,071	$7	$88	$5,053,048	$(2,504,062)	$(889,130)	$1,659,951
Net Income	—	—	—	—	—	—	159,259	159,259
Issuance of common stock, net	—	24,496	—	25	398,106	—	—	398,131
Stock based compensation, net of withholding requirements	—	15	—	—	570	—	—	570
Common stock repurchased	—	(684)	—	(1)	(9,915)	—	—	(9,916)
Series C Preferred dividends declared	—	—	—	—	—	(3,003)	—	(3,003)
Common stock dividends declared	—	—	—	—	—	(76,196)	—	(76,196)
Balance, September 30, 2025	6,864	111,898	$7	$112	$5,441,809	$(2,583,261)	$(729,871)	$2,128,796
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, December 31, 2023	6,847	48,799	$7	$49	$4,318,155	$(2,220,567)	$(826,460)	$1,271,184
Net Income	—	—	—	—	—	—	32,046	32,046
Issuance of common stock, net	—	6,417	—	6	129,424	—	—	129,430
Stock based compensation, net of withholding requirements	—	46	—	—	2,580	—	—	2,580
Common stock repurchased	—	(70)	—	—	(1,344)	—	—	(1,344)
Preferred stock dividends	—	—	—	—	—	(8,986)	—	(8,986)
Common stock dividends	—	—	—	—	—	(108,053)	—	(108,053)
Balance, September 30, 2024	6,847	55,192	$7	$55	$4,448,815	$(2,337,606)	$(794,414)	$1,316,857

Balance, December 31, 2024	6,847	62,412	$7	$62	$4,585,739	$(2,383,539)	$(840,854)	$1,361,415
Net Income	—	—	—	—	—	—	110,983	110,983
Issuance of Preferred stock, net	17	—	—	—	279	—	—	279
Issuance of common stock, net	—	50,796	—	51	874,181	—	—	874,232
Stock based compensation, net of withholding requirements	—	41	—	—	1,556	—	—	1,556
Common stock repurchased	—	(1,351)	—	(1)	(19,946)	—	—	(19,947)
Series C Preferred dividends declared	—	—	—	—	—	(9,006)	—	(9,006)
Common stock dividends declared	—	—	—	—	—	(190,716)	—	(190,716)
Balance, September 30, 2025	6,864	111,898	$7	$112	$5,441,809	$(2,583,261)	$(729,871)	$2,128,796
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows Provided By (Used In) Operating Activities:
Net Income	$110,983	$32,046
Adjustments to reconcile net income to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net (accretion) amortization of premium on Agency Securities	(1,176)	188
Net amortization of U.S. Treasury Securities	132	—
Gain on Agency Securities, trading, net	(401,910)	(55,522)
(Gain) Loss on U.S. Treasury Securities, net	9,596	(8,376)
Stock based compensation	1,556	2,580
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(26,888)	(1,035)
(Increase) Decrease in prepaid and other assets	(1,256)	299
Change in derivatives, at fair value	367,416	198,492
Increase (Decrease) in accrued interest payable- repurchase agreements	31,898	(1,651)
Increase (Decrease) in accrued interest payable- U.S. Treasury Securities sold short	(3,801)	2,245
Increase in accounts payable and other accrued expenses	2,091	1,751
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$88,641	$171,017
Cash Flows Provided By (Used In) Investing Activities:
Purchases of Agency Securities	(7,669,859)	(5,502,474)
Purchases of U.S. Treasury Securities (includes $(203,422) with BUCKLER through September 30, 2025)	(1,106,410)	(869,257)
Principal repayments of Agency Securities	1,038,458	687,362
Proceeds from sales of Agency Securities	1,341,698	4,022,334
Proceeds from sales of U.S. Treasury Securities (includes $100,502 with BUCKLER through September 30, 2025)	351,608	1,050,020
Disbursements on reverse repurchase agreements (includes $(1,860,188) and $(3,725,263) with BUCKLER, respectively)	(2,268,875)	(4,808,012)
Receipts from reverse repurchase agreements (includes $2,307,250 and $3,610,013 with BUCKLER, respectively)	2,767,125	4,639,012
Decrease in cash collateral posted by counterparties	(380,237)	(167,352)
Net cash and cash equivalents and cash collateral posted to counterparties used in investing activities	$(5,926,492)	$(948,367)
Cash Flows Provided By (Used In) Financing Activities:
Issuance of Series C Preferred stock, net of expenses	279	—
Issuance of common stock, net of expenses	874,195	127,514
Proceeds from repurchase agreements (including $64,158,045 and $41,619,024, respectively with BUCKLER)	106,444,574	71,693,256
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Principal repayments on repurchase agreements (including $(62,334,995) and $(41,957,630), respectively with BUCKLER)	(101,099,228)	(70,985,823)
Series C Preferred stock dividends paid	(9,006)	(8,986)
Common stock dividends paid	(190,679)	(108,024)
Common stock repurchased	(19,947)	(1,344)
Net cash and cash equivalents and cash collateral posted to counterparties provided by financing activities	$6,000,188	$716,593
Net increase (decrease) in cash and cash equivalents and cash collateral posted to counterparties	162,337	(60,757)
Cash and cash equivalents and cash collateral posted to counterparties - beginning of period	146,183	258,858
Cash and cash equivalents and cash collateral posted to counterparties - end of period	$308,520	$198,101
Supplemental Disclosure:
Cash paid during the period for interest	$507,495	$519,717
Non-Cash Investing Activities:
Receivable for unsettled sales	$296,523	$—
Payable for unsettled purchases	$(72,933)	$(587,263)
Non-Cash Financing Activities:
Amounts receivable for issuance of common stock	$—	$1,887
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
At September 30, 2025, our investments in securities included mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities") and U.S. Treasury Securities. At December 31, 2024, we invested solely in MBS. Our investment in securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 3 - Summary of Significant Accounting Policies

Cash and cash equivalents
Cash and cash equivalents include cash on deposit and highly liquid short-term investments with financial institutions with original maturities of three months or less. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position and creditworthiness of the depository institutions in which those deposits are held.
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
Repurchase Agreements, net
We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have moved in close relationship to the Federal Funds Effective Rate ("Federal Funds Rate") and the Secured Overnight Financing Rate ("SOFR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the prevailing interest

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines or allow us to take back certain pledged collateral if values increase.
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At September 30, 2025 we did not have reverse repurchase agreements. At December 31, 2024, we had $498,250 ($447,063 of which were with BUCKLER) in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At September 30, 2025 and December 31, 2024, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $0 and $493,433, respectively.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

September 30, 2025	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$17,805,194	$—	$17,805,194
U.S. Treasury Securities	$251,641	$—	$—	$251,641
Derivatives	$47	$612,974	$—	$613,021
Liabilities at Fair Value:
Derivatives	$38,546	$35,113	$—	$73,659

December 31, 2024	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$12,439,414	$—	$12,439,414
Derivatives	$13,300	$894,763	$—	$908,063
Liabilities at Fair Value:
Obligations to return securities as collateral	$—	$493,433	$—	$493,433
Derivatives	$328	$957	$—	$1,285
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2025 or for the year ended December 31, 2024.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables (categorized as Level 1) and borrowings under repurchase agreements, net (categorized as Level 2), which are presented in our consolidated financial statements at cost, which approximates fair value at September 30, 2025 and December 31, 2024.
Note 5 - Investments in Securities

As of September 30, 2025 and December 31, 2024, our securities portfolio consisted of $18,056,835 and $12,439,414 of trading securities, at fair value, respectively. We also had $124,009 and $0 of TBA Agency Securities, at fair value, which were reported at net carrying value of $273 and $(908), respectively, at September 30, 2025 and December 31, 2024. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at September 30, 2025 and December 31, 2024.

September 30, 2025	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$17,898,690	$17,757,600	$(125,103)	$172,697	$17,805,194
U.S. Treasury Securities	250,000	250,851	—	790	251,641
Total Trading Securities	$18,148,690	$18,008,451	$(125,103)	$173,487	$18,056,835

December 31, 2024	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$12,957,039	$12,806,504	$(370,044)	$2,954	$12,439,414
Total Trading Securities	$12,957,039	$12,806,504	$(370,044)	$2,954	$12,439,414
The following table summarizes the weighted average lives of our investments in securities at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
≥ 1 year and < 3 years	$925,820	$916,324	$—	$—
≥ 3 years and < 5 years	5,936,610	5,876,524	1,329,834	1,341,663
≥ 5 years	11,194,405	11,215,603	11,109,580	11,464,841
Totals	$18,056,835	$18,008,451	$12,439,414	$12,806,504
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at September 30, 2025 and December 31, 2024 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements, net

At September 30, 2025, we had active MRAs with 33 counterparties and had $16,557,426 in outstanding borrowings with 20 of those counterparties. At December 31, 2024, we had MRAs with 33 counterparties and had $10,713,830 in outstanding borrowings with 17 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS and Treasury purchases at September 30, 2025 and December 31, 2024. Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2025, the average gross haircut percentage was 2.75% compared to 2.77% at December 31, 2024. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

September 30, 2025	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days	$15,956,618	4.39%	12
> 30 days to ≤ 60 days	399,727	4.25%	49
> 60 days to ≤ 90 days	106,537	4.20%	76
> 90 days	94,544	4.29%	106
Total or Weighted Average	$16,557,426	4.39%	14

December 31, 2024	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days (1)	$10,466,630	4.72%	17
> 30 days to ≤ 60 days	247,200	4.63%	31
Total or Weighted Average	$10,713,830	4.72%	17
(1)Net of reverse repurchase agreements of $498,250 ($447,063 of which were with BUCKLER). Obligations to return securities received as collateral of $493,433 associated with the reverse repurchase agreements all matured in January 2025.
The following table presents information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at December 31, 2024. We did not have reverse repurchase agreements at September 30, 2025.

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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

At September 30, 2025 and December 31, 2024, BUCKLER accounted for 43.3% and 45.7% of our aggregate borrowings and had an amount at risk of 6.7% and 8.0%, respectively, of our total stockholders' equity with a weighted average maturity of 12 days and 15 days, respectively, on repurchase agreements, net (see Note 13 - Related Party Transactions).
In addition, at September 30, 2025, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 17.0% of our repurchase agreement borrowings outstanding at September 30, 2025. At December 31, 2024, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 19.9% of our repurchase agreement borrowings at December 31, 2024.
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
Interest rate swap contracts are designed to lock in long-term average funding costs for repurchase agreements associated with our assets in an attempt to maximize earnings from our assets. Such transactions are based on assumptions about prepayments which, if not realized, will cause transaction results to differ from expectations. Interest rate swaptions generally provide us with the option to enter into an interest rate swap agreement at a certain point of time in the future with a predetermined notional amount, stated term and stated rate of interest in the fixed leg and interest rate index on the floating leg. Basis swap contracts allow us to exchange one floating interest rate basis for another, thereby allowing us to diversify our floating rate basis exposures.
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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at September 30, 2025 and December 31, 2024.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2025
Interest rate swap contracts (2)	$612,509	$(34,921)	$(300,906)	$276,682
Futures contracts	47	(38,546)	111,847	73,348
TBA Agency Securities	465	(465)	—	—
Totals	$613,021	$(73,932)	$(189,059)	$350,030

December 31, 2024
Interest rate swap contracts (2)	$894,714	$—	$(781,923)	$112,791
Futures contracts	13,300	(328)	24,702	37,674
TBA Agency Securities	49	(957)	1,578	670
Totals	$908,063	$(1,285)	$(755,643)	$151,135
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $3,267 and $47,045 of centrally-cleared interest rate swap contracts, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2025
Interest rate swap contracts (2)	$(34,921)	$34,921	$—	$—
Futures contracts	(38,546)	38,546	—	—
TBA Agency Securities	(192)	465	(279)	(6)
Totals	$(73,659)	$73,932	$(279)	$(6)

December 31, 2024
Futures contracts	$(328)	$328	$—	$—
TBA Agency Securities	(957)	957	—	—
Totals	$(1,285)	$1,285	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(34,921) of centrally-cleared interest rate swap contracts, respectively.

The following table represents the information regarding our derivatives which are included in Loss on derivatives, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024.

	Income (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives	2025	2024	2025	2024
Interest rate swap contracts (1)	$(17,232)	$(232,604)	$(233,797)	$(41,767)
Futures contracts	(32,605)	(16,450)	(121,698)	(20,054)
TBA Agency Securities	550	39,095	6,968	57,992
Total Loss on Derivatives, net	$(49,287)	$(209,959)	$(348,527)	$(3,829)
(1)Includes $(17,173) and $(78,766) and $(128,745) and $(57,829) of centrally-cleared interest rate swap contract income (loss) for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about our derivatives at September 30, 2025 and December 31, 2024. We did not have any TBA Agency Securities at December 31, 2024.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
September 30, 2025
< 3 years	$5,225,000	27	3.00%
≥ 3 years and < 5 years	1,302,000	52	0.49%
≥ 5 years and < 7 years	2,650,000	68	1.09%
≥ 7 years and < 10 years	1,025,000	112	3.75%
≥ 10 years	200,000	179	4.01%
Total or Weighted Average (2)	$10,402,000	52	2.29%

December 31, 2024
< 3 years	$1,255,000	24	0.60%
≥ 3 years and < 5 years	604,000	58	0.49%
≥ 5 years and < 7 years	2,648,000	71	0.85%
≥ 7 years	2,725,000	108	3.20%
Total or Weighted Average (3)	$7,232,000	76	1.66%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $5,468,000 notional are SOFR based swaps, the last of which matures in 2040; and $4,934,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $5,268,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2040.
(3)Of this amount, $2,225,000 notional are SOFR based swaps, the last of which matures in 2034; and $5,007,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $2,025,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2034.

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
September 30, 2025
30 Year Long, 5.0%	125,000	123,682	124,009
Total TBA Agency Securities	$125,000	$123,682	$124,009

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 8 - Commitments and Contingencies

Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 13 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At September 30, 2025, the effective management fee was 0.89% prior to management fees waived, and 0.80% after management fees waived, based on gross equity raised of $5,362,440.
During each of the three and nine months ended September 30, 2025, and September 30, 2024, ACM voluntarily waived management fees of $1,650 and $4,950, respectively. ACM is currently waiving $550 per month of its contractual management fee until ACM provides further notice to ARMOUR. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
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
The contractual term of the management agreement extends through December 31, 2029. Based on the management fee base, gross equity raised, as of September 30, 2025, the Company’s contractual management fee commitments, prior to management fees waived, are:

Year	Contractual Management Fee
Remainder of 2025	11,930
2026	47,718
2027	47,718
2028	47,718
2029	47,718
Total	$202,802
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2025 and December 31, 2024.
Note 9 - Stock Based Compensation

We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2025, there were 93 shares available for future issuance under the Plan.
Transactions related to awards for the nine months ended September 30, 2025 are summarized below:

	September 30, 2025
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	170	$36.38
Granted (1)	135	$16.42
Vested	(50)	$33.69
Unvested RSU Awards Outstanding end of period	255	$26.32
(1)During the nine months ended September 30, 2025, 135 RSUs were granted to certain officers of ARMOUR.

At September 30, 2025, there was approximately $6,699 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $26.32 per share), which we expect to recognize as an expense as follows: for the remainder of 2025 an expense of $608, in 2026 an expense of $2,236, and thereafter an expense of $3,855. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity

The following table presents the components of cumulative distributions to stockholders at September 30, 2025 and December 31, 2024.

Cumulative Distributions to Stockholders	September 30, 2025	December 31, 2024
Preferred dividends	$177,798	$168,791
Common stock dividends	2,405,463	2,214,748
Totals	$2,583,261	$2,383,539

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Preferred Stock
At September 30, 2025 and December 31, 2024, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At September 30, 2025, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share were designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At September 30, 2025 and December 31, 2024, we had 6,864 and 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $171,600 and $171,175 in the aggregate, respectively. At September 30, 2025 and December 31, 2024, there were no accrued or unpaid dividends on the Series C Preferred Stock. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 3,136 and 3,153 at September 30, 2025 and December 31, 2024.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our Series C Preferred Stock sold through the designated agent under the Preferred C ATM Sales Agreement. On June 20, 2024, the Preferred C ATM Sales Agreement was amended to add BTIG, LLC, as a sales agent. During the nine months ended September 30, 2025, we sold 17 shares under this agreement for proceeds of $279, net of issuance costs and commissions of approximately $106.
In the fourth quarter of 2025, through October 10, 2025, we sold 14 preferred shares under the Preferred C ATM Sales Agreement for proceeds of $305, net of issuance costs and commissions of approximately $3.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Exchange Act and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the nine months ended September 30, 2025.
Common Stock
At September 30, 2025 and December 31, 2024, we were authorized to issue up to 175,000 and 125,000, respectively, shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 111,898 and 62,412 shares of common stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

On July 26, 2023 we entered into an Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent and on June 20, 2024 it was further amended to add BTIG, LLC as a sales agent. On August 23, 2024, the 2023 Common stock ATM Sales Agreement was amended to increase by 25,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On September 20, 2024, the 2023 Common stock ATM Sales Agreement was further amended to add Janney Montgomery Scott LLC, as a sales agent. On February 13, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 15,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On July 25, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 9,500 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement.
During the nine months ended September 30, 2025, we sold 32,290 common shares under this agreement for proceeds of $575,573, net of issuance costs and commissions of approximately $4,837. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.
During the nine months ended September 30, 2025, we issued 6 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $87.
Common Stock Repurchase Program
 At September 30, 2025 and December 31, 2024, there were 866 and 2,217, respectively, authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). Under the Common Stock Repurchase Program, shares may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the three and nine months ended September 30, 2025 we repurchased (684) and (1,351) common shares under this authorization for a cost of $(9,916) and $(19,947), respectively, with BUCKLER. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Activities
The following tables present our equity transactions for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
September 30, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - January 23, 2025	17	$16.08	$279
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,572
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.83	$575,573
DRIP shares issued	January 27, 2025 - September 29, 2025	6	$16.50	$87
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)

December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)
(1)Weighted average price.
Dividends
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $1,003 in the aggregate, will be paid on October 27, 2025, to holders of record on October 15, 2025. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable November 28, 2025, to holders of record on November 15, 2025, and payable December 29, 2025, to holders of record on December 15, 2025.
A cash dividend of $0.24 per outstanding common share, or $26,920 in the aggregate, will be paid on October 30, 2025, to holders of record on October 15, 2025. We have also declared a cash dividend of $0.24 per outstanding common share payable November 28, 2025, to holders of record on November 17, 2025.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our Series C Preferred Stock dividend transactions for the nine months ended September 30, 2025.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2025	January 27, 2025	$0.14583	$998
February 15, 2025	February 27, 2025	$0.14583	1,001
March 15, 2025	March 27, 2025	$0.14583	1,001
April 15, 2025	April 28, 2025	$0.14583	1,001
May 15, 2025	May 27, 2025	$0.14583	1,001
June 15, 2025	June 27, 2025	$0.14583	1,001
July 15, 2025	July 28, 2025	$0.14583	1,001
August 15, 2025	August 27, 2025	$0.14583	1,001
September 15, 2025	September 29, 2025	$0.14583	1,001
Total dividends paid			$9,006
The following table presents our common stock dividend transactions for the nine months ended September 30, 2025.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2025	January 30, 2025	$0.24	$16,009
February 14, 2025	February 27, 2025	$0.24	18,384
March 17, 2025	March 27, 2025	$0.24	19,689
April 15, 2025	April 29, 2025	$0.24	19,661
May 15, 2025	May 29, 2025	$0.24	19,954
June 16, 2025	June 27, 2025	$0.24	20,823
July 15, 2025	July 30, 2025	$0.24	22,028
August 15, 2025	August 29, 2025	$0.24	27,085
September 15, 2025	September 29, 2025	$0.24	27,083
Total dividends paid			$190,716

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 11 - Net Income per Common Share

The following table presents a reconciliation of net income and the shares used in calculating weighted average basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$159,259	$65,880	$110,983	$32,046
Less: Preferred dividends	(3,003)	(2,995)	(9,006)	(8,986)
Net Income available to common stockholders	$156,256	$62,885	$101,977	$23,060

Weighted average common shares outstanding – basic	104,318	51,647	87,886	49,736
Add: Effect of dilutive non-vested awards, assumed vested	255	186	255	186
Weighted average common shares outstanding – diluted	104,573	51,833	88,141	49,922

Net Income per share available to common stockholders - basic	1.50	1.22	1.16	0.46
Net Income per share available to common stockholders - diluted	1.49	1.21	1.16	0.46
Note 12 - Income Taxes

The following table reconciles our GAAP net income to estimated REIT taxable income for the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income	$159,259	$65,880	$110,983	$32,046
Book to tax differences:
TRS income	(94)	(99)	(289)	—
Agency Securities	(177,108)	(306,142)	(401,910)	(55,522)
U.S. Treasury Securities	(6,197)	21,695	9,596	(8,376)
Changes in interest rate contracts	101,641	274,030	491,547	185,737
Amortization of deferred hedging costs	(18,437)	(20,025)	(52,132)	(62,339)
Amortization of deferred Treasury Future gains	1,981	4,140	7,558	13,465
Other	113	517	242	1,699
Estimated REIT taxable income	$61,158	$39,996	$165,595	$106,710
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2025 and December 31, 2024, we had approximately $(281,360) and $(189,450), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2040

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

and 2034, respectively. At September 30, 2025, we had $257,341 of net operating loss carryforwards available for use indefinitely.

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
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2025 by approximately $252,453, or approximately $2.26 per common share (based on the 111,898 common shares then outstanding). State and federal tax returns for the years 2022 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and nine months ended September 30, 2025 and September 30, 2024 were $79,199 and $40,470 and $199,722 and $117,039, respectively.
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
ARMOUR management fees	$11,703	$9,920	$33,532	$29,530
Less management fees waived	(1,650)	(1,650)	(4,950)	(4,950)
Total management fee expense	$10,053	$8,270	$28,582	$24,580
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses, which are included in Other Operating expenses in the consolidated statements of operations specified in the terms of the management agreement. For the three and nine months ended September 30, 2025 and September 30, 2024, we reimbursed ACM $350 and $2,021 and $446 and $701, respectively, for other expenses incurred on our behalf. In 2020, 2021, 2023 and 2025, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2020, 2021 and 2023, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $73 and $218 and $90 and $268 for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.
BUCKLER
At September 30, 2025, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreement, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER.
The value of the investment was $826 at September 30, 2025 and $453 at December 31, 2024, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the operating agreement of BUCKLER that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing.
Our operating agreement with BUCKLER contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. In addition, the independent directors of the Company must approve, in their sole discretion, any third-party business engaged by BUCKLER and may, under certain circumstances, cause BUCKLER to wind up and dissolve and promptly return certain subordinated loans we provide to BUCKLER as regulatory capital (as described more fully below). For each of the three and nine months

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

ended September 30, 2025 and September 30, 2024, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the operating agreement.
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
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the nine months ended September 30, 2025.
With BUCKLER as the sales agent, under the 2023 Common stock ATM Sales Agreement, we sold 4,094 and 19,890 common shares for proceeds of $68,213 and $351,129, net of issuance costs and commissions of approximately $515 and $2,653, respectively, during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, with BUCKLER as the agent, we repurchased (684) and (1,351) common shares under the current repurchase authorization which cost $(9,916) and $(19,947), including commissions of approximately $74 and $149, to BUCKLER (see Note 10 - Stockholders' Equity).
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
Note 15 - Subsequent Events

Except as disclosed above in Note 10, no subsequent events were identified through the date of filing this Quarterly Report on Form 10-Q.

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

At September 30, 2025, our investments in securities included MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities) and U.S. Treasury Securities. At December 31, 2024, we invested solely in MBS. Our investment in securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Market and Interest Rate Trends and the Effect on our Securities Portfolio

Third Quarter 2025 Trends
During the nine months ended September 30, 2025, the U.S. administration has introduced tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. In response, global trading partners have imposed or may impose their own tariffs. Such U.S. tariffs and responsive tariffs increased the volatility of financial markets and interest rates, though volatility is currently lower, influenced by other factors such as the Federal Reserve resumption of interest-rate normalization. ARMOUR expects that it will continue prioritizing liquidity, given the potential for renewed market volatility and financial risks. The Company has met all of its obligations to repurchase agreement counterparties in a timely manner, while managing the risk of its assets and hedging portfolios. See Item 1A. "Risk Factors" for further discussion of the possible impact of tariffs on our business.

Federal Reserve Actions
At the Federal Reserve Open Market Committee meeting on July 30, 2025, the Fed maintained the target range for the Federal Funds Rate at 4.25% to 4.50%. At the September 17, 2025 meeting, the Fed lowered the target range for the Federal Funds Rate to 4.00% to 4.25%. The Fed stated that inflation remains somewhat elevated while growth of economic activity moderated in the first half of the year. The Fed also stated that uncertainty around the economic outlook remains elevated, and in considering additional adjustments to the target range for the Federal Funds Rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks.
The Fed stated that it will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities. Effective September 18, 2025, the Fed will roll over at auction the amount of principal payments from its holdings of Treasury securities maturing in each calendar month that exceeds a cap of $5 billion per month. It will also reinvest the amount of principal payments from its holdings of agency debt and agency mortgage-backed securities received in each calendar month that exceeds a cap of $35 billion per month into Treasury securities.
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
Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since the beginning of 2023.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Meeting Date	Lower Bound	Higher Bound
September 17, 2025	4.00%	4.25%
December 18, 2024	4.25%	4.50%
November 7, 2024	4.50%	4.75%
September 18, 2024	4.75%	5.00%
July 26, 2023	5.25%	5.50%
May 3, 2023	5.00%	5.25%
March 22, 2023	4.75%	5.00%
February 1, 2023	4.50%	4.75%
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
The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from September 30, 2023 to September 30, 2025.
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
Results of Operations

Net Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Interest Income	$38,517	$1,839	$107,963	$14,139
Total Other Income	134,018	74,487	43,787	60,069
Total Expenses after fees waived	(13,276)	(10,446)	(40,767)	(42,162)
Net Income	$159,259	$65,880	$110,983	$32,046
Net Income for the three and nine months ended September 30, 2025 compared to Net Income for the three and nine months ended September 30, 2024 reflected gains on our trading securities and interest income from a larger average securities portfolio, offset by losses on derivatives and interest expense on a larger average balance of repurchase agreements compared to the three and nine months ended September 30, 2024.
Net interest income is a function of the size of and yield earned from our investment portfolio and the size of and cost of our repurchase and other financing costs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income	$210,182	$127,060	$563,949	$398,465
Interest Expense	(171,665)	(125,221)	(455,986)	(384,326)
Net Interest Income	$38,517	$1,839	$107,963	$14,139

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following tables detail the factors impacting our net interest income for three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$205,876	$16,219,369	5.08%	$125,653	$10,310,492	4.87%
Cash Equivalents & Treasury Securities	4,306	443,458	3.88%	1,407	77,294	7.28%
Total Interest Income/Average Interest Earning Assets	$210,182	$16,662,827	5.05%	$127,060	$10,387,786	4.89%

Interest-bearing Liabilities:
Repurchase Agreements	(169,936)	14,841,583	(4.58)%	(119,628)	8,572,732	(5.58)%
Treasury Securities Sold Short	(1,729)	—	—%	(5,593)	517,066	(4.33)%
Total Interest Expense/Average Interest Bearing Liabilities	$(171,665)	$14,841,583	(4.63)%	$(125,221)	$9,089,798	(5.51)%
Net Interest Income/Net Interest Spread	$38,517		0.42%	$1,839		(0.62)%
Net Yield on Interest Earning Assets			0.92%			0.07%

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$554,787	$14,692,363	5.03%	$393,274	$10,612,172	4.94%
Cash Equivalents & Treasury Securities	9,162	397,887	3.07%	5,191	167,092	4.14%
Total Interest Income/Average Interest Earning Assets	$563,949	$15,090,250	4.98%	$398,465	$10,779,264	4.93%

Interest-bearing Liabilities:
Repurchase Agreements	(443,366)	12,999,819	(4.55)%	(361,312)	8,633,478	(5.58)%
Treasury Securities Sold Short	(12,620)	336,531	(5.00)%	(23,014)	749,495	(4.09)%
Total Interest Expense/Average Interest Bearing Liabilities	$(455,986)	$13,336,350	(4.56)%	$(384,326)	$9,382,973	(5.46)%
Net Interest Income/Net Interest Spread	$107,963		0.42%	$14,139		(0.53)%
Net Yield on Interest Earning Assets			1.43%			0.17%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.
Other Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Other Income (Loss):
Gain on Agency Securities, trading, net	177,108	306,141	401,910	55,522
Gain (Loss) on U.S. Treasury Securities, net	6,197	(21,695)	(9,596)	8,376
Loss on derivatives, net	(49,287)	(209,959)	(348,527)	(3,829)
Total Other Income	$134,018	$74,487	$43,787	$60,069
Three and Nine Months Ended September 30, 2025 vs. Three and Nine Months Ended September 30, 2024
•Gain (Loss) on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $174,573 and $414,683 for the three and nine months ended September 30, 2025 compared to $306,043 and $155,931 for the three and nine months ended September 30, 2024.
◦Sales of our Agency Securities, trading resulted in realized gains (losses) of $2,535 and $(12,773) and $98 and $(100,409) for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.
◦During the three and nine months ended September 30, 2025, and September 30, 2024, we sold $412,008 and $1,638,221 (includes $296,523 of unsettled sales) and $484,464 and $4,022,334, respectively, of Agency Securities, trading.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

•Gain (Loss) on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $5,797 and $(9,996) and $(21,695) and $5,914, for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.
◦During the three months ended September 30, 2025, we sold short $504,277 and sold $351,608 of U.S. Treasury Securities, resulting in a realized loss of $(57) and a gain of $457, respectively. During the nine months ended September 30, 2024, we sold short $869,257 of U.S. Treasury Securities, resulting in a realized gain of $2,462.
•Gain (Loss) on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance was $10,402,000 at September 30, 2025 and $7,232,000 at December 31, 2024.
◦Our TBA Agency Securities aggregate notional balance was $125,000 at September 30, 2025 and $0 at December 31, 2024.

Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses:
Management fees	$11,703	$9,920	$33,532	$29,530
Compensation	926	1,137	2,626	3,709
Other operating	2,297	1,039	9,559	13,873
Total Expenses	$14,926	$12,096	$45,717	$47,112
Less management fees waived	(1,650)	(1,650)	(4,950)	(4,950)
Total Expenses after fees waived	$13,276	$10,446	$40,767	$42,162
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and make liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At September 30, 2025 and September 30, 2024, the effective management fee, prior to management fees waived, was 0.89% and 0.92% based on gross equity raised of $5,362,440 and $4,361,496, respectively. During each of the three and nine months ended September 30, 2025 and September 30, 2024 ACM voluntarily waived management fees of $1,650 and $4,950, respectively (see Note 13 - Related Party Transactions).
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
•For the nine months ended September 30, 2024, other expenses included $9,010 of expenses related to the previously disclosed Special Committee internal investigation.
Taxable Income

As a REIT that regularly distributes all of its taxable income, we are generally not required to pay federal income tax (see Note 12 to the consolidated financial statements).
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2025 and December 31, 2024, we had approximately $(281,360) and $(189,450), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the years 2040 and 2034, respectively. At September 30, 2025, we had $257,341 of net operating loss carryforwards available for use indefinitely.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
The tables below summarize certain characteristics of our investments in securities at September 30, 2025 and December 31, 2024.

September 30, 2025	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.5%	$283,796	$233,112	$6,296	$239,408	4.5%	321	1.3%
3.0%	800,451	694,570	9,861	704,431	4.8%	310	3.9%
3.5%	1,241,640	1,190,535	(52,139)	1,138,396	5.9%	320	6.2%
4.0%	976,234	969,841	(43,762)	926,079	7.2%	320	5.0%
4.5%	909,258	901,204	(12,816)	888,388	8.2%	322	4.9%
5.0%	2,949,380	2,917,959	24,719	2,942,678	5.5%	343	16.2%
5.5%	5,150,964	5,168,015	60,586	5,228,601	7.2%	344	28.8%
6.0%	3,734,970	3,793,197	42,376	3,835,573	10.8%	345	21.1%
6.5%	781,091	803,692	8,486	812,178	16.5%	345	4.5%
Other Agency Securities
Agency CMBS	1,070,906	1,085,475	3,987	1,089,462	n/a	51	6.0%
Total Agency Securities	$17,898,690	$17,757,600	$47,594	$17,805,194	7.5%	321	97.9%
TBA Agency Securities (2) 30 Year Long, 5.0%	$125,000	$123,681	$327	$124,008	n/a	n/a	0.7%
U.S. Treasury Securities	$250,000	$250,851	$790	$251,641	n/a	n/a	1.4%
Total Investments in Securities	$18,273,690	$18,132,132	$48,711	$18,180,843			100.0%
(1)Weighted average CPR during the quarter for the securities owned at September 30, 2025. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at net carrying values of $273, at September 30, 2025 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

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
The following tables summarize changes in our investments in securities as of September 30, 2025 and December 31, 2024, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	September 30, 2025			December 31, 2024
	Agency Securities, Trading	U.S. Treasury Securities	U.S. Treasury Securities Sold Short	Agency Securities, Trading	U.S. Treasury Securities Sold Short
Balance, beginning of period	$12,439,414	$—	$(497,234)	$11,159,754	$(355,322)
Purchases (1)	7,639,373	602,133	504,277	7,271,101	869,257
Proceeds from sales	(1,341,698)	(351,608)	—	(4,589,515)	(1,050,019)
Receivable for unsettled sales	(296,523)	—	—	—	0
Principal repayments	(1,038,458)	—	—	(1,053,625)	—
Gains (losses)	401,910	1,248	(10,844)	(348,646)	37,602
Accrued interest payable	—	—	3,801	—	1,248
Amortization of purchase premium	1,176	(132)	—	345	—
Balance, end of period	$17,805,194	$251,641	$—	$12,439,414	$(497,234)
Percentage of Portfolio	98.6%	1.4%		100.00%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 20 and 17 of which had open repurchase agreements with us at September 30, 2025 and December 31, 2024, respectively. We had outstanding balances under our repurchase agreements, net at September 30, 2025 and December 31, 2024 of $16,557,426 and $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER), respectively. We had obligations to return securities received as collateral associated with our reverse repurchase agreements at September 30, 2025 and December 31, 2024 of $0 and $493,433, respectively. At September 30, 2025 and December 31, 2024, BUCKLER accounted for 43.3% and 45.7% of our aggregate borrowings and had an amount at risk of 6.7% and 8.0%, respectively, of our total stockholders' equity with a weighted average maturity of 12 days and 15 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2025, the average gross haircut percentage was 2.75% compared to 2.77% at December 31, 2024.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high-quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, we had derivatives with a net fair value of $539,362 and $906,778, respectively (see Note 7 to the consolidated financial statements).
At September 30, 2025, we had interest rate swap contracts with an aggregate notional balance of $10,402,000, a weighted average swap rate of 2.29% and a weighted average term of 52 months. At December 31, 2024, we had interest rate swap contracts with an aggregate notional balance of $7,232,000, a weighted average swap rate of 1.66% and a weighted average term of 76 months. We also had TBA Agency Securities with an aggregate notional balance of $125,000 at September 30, 2025. We did not have TBA Agency Securities at December 31, 2024 (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

Interest Swap Contracts	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024
Net Balance, beginning of period	$894,715	$870,560
Net interest rate swap contract payments paid	(144,833)	(237,688)
Interest rate swap income accrued	312,649	397,045
Interest rate swap expense accrued	(174,285)	(168,942)
Unrealized gains (losses)	(372,161)	17,435
Gain on early terminations	61,503	16,305
Net Balance, end of period	$577,588	$894,715

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net (losses) gains related to our derivatives of $(49,287) and $(348,527) and $(209,959) and $(3,829), for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At September 30, 2025 and December 31, 2024, we had $5,268,000 and $2,025,000, respectively, of notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

 At September 30, 2025, our liquidity totaled $1,141,390, consisting of $44,238 of cash and cash equivalents plus $1,097,152 of unencumbered Agency Securities and U.S. Treasury Securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results.
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
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At September 30, 2025 and December 31, 2024, we financed our securities portfolio with $16,557,426 and $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER) of borrowings under repurchase agreements, respectively. At September 30, 2025 and December 31, 2024, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $0 and $493,433, respectively.
We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at September 30, 2025 and December 31, 2024, were 7.78:1 and 7.87:1, respectively. Our leverage ratios, including our TBA Agency Securities, were 7.84:1 and 7.87:1 at September 30, 2025 and December 31, 2024, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.73:1 and 7.95:1 at September 30, 2025 and December 31, 2024, respectively.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Securities Portfolio Matters

	For the Nine Months Ended September 30,
	2025	2024
Securities purchased using proceeds from repurchase agreements and principal repayments	$8,241,506	$5,917,370
Average securities portfolio, including TBA Securities	$15,089,030	$11,198,838
Cash received from principal repayments on MBS	$1,038,458	$687,362
Net cash increase (decrease) from repurchase agreements	$5,843,596	$538,433
Cash interest payments made on liabilities	$507,495	$519,717
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$88,641	$171,017
Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities.
The following tables present our equity transactions for the nine months ended September 30, 2025 and for the year ended December 31, 2024 (see Note 10 and Note 13 to the consolidated financial statements).

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
September 30, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - January 23, 2025	17	$16.08	$279
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,572
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.83	$575,573
DRIP shares issued	January 27, 2025 - September 29, 2025	6	$16.50	$87
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)

December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2025 and September 30, 2024 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
ARMOUR management fees	$11,703	$9,920	$33,532	$29,530
Less management fees waived	(1,650)	(1,650)	(4,950)	(4,950)
Total management fee expense	$10,053	$8,270	$28,582	$24,580
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2025, there were 93 shares available for future issuance under the Plan.
At September 30, 2025, there was approximately $6,699 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $26.32 per share), which we expect to recognize as an expense as follows: for the remainder of 2025 an expense of $608, in 2026 an expense of $2,236, and thereafter an expense of $3,855. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 3,122 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 15,262 shares of common stock available under the 2023 Common stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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
We update our fair value estimates at the end of each business day to reflect current market dynamics. During times of high market volatility, it can be difficult to obtain accurate market information timely, and accordingly, the confidence interval around our valuation estimates will increase, potentially significantly. During the three and nine months ended September 30, 2025, the largest inter-day movement in the overall estimated values of our investment and hedge positions translated to a change in estimated book value of (0.44) per common share. Similarly, 98% of inter-day movements in estimated value translated to changes in estimated book value per share of 0.68 or less.
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

Subsequent Events

See Note 10 and Note 15 to the consolidated financial statements.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" of our most recent Annual Report on Form 10-K. You should carefully consider these risks before you make an investment decision with respect to our stock, along with the following factors that could cause actual results to vary from our forward-looking statements:
•risks related to governmental regulation, including uncertainties from the U.S. federal administration, including the impact of sanctions, tariffs and other trade policies of the U.S. and its global trading partners;
•changes in interest rates, interest rate spreads and the yield curve or prepayment rates;
•political, regulatory or market uncertainty, including economic downturns and heightened geopolitical tensions and conflicts, may continue to adversely affect the U.S. economy, which may lead the Fed to take actions that may impact our business;
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
•the impact of a new pandemic on our operations;
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
•changes in applicable laws and regulations, including to federal tax law and other regulatory provisions as a result of the One Big Beautiful Bill Act being signed into law; and
•changes in effectiveness of our controls.
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

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
2023 Common stock ATM Sales Agreement	An equity sales agreement that we entered into on July 26, 2023 with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, as amended on October 25, 2023 to add StockBlock Securities LLC as a sales agent, as amended on June 20, 2024 to add BTIG, LLC as a sales agent, as amended on August 23, 2024 to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 25,000, as amended on September 20, 2024, to add Janney Montgomery Scott LLC as a sales agent, as amended on February 13, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 15,000, as further amended on July 25, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 9,500, pursuant to which we may offer and sell over a period of time and from time to time up to 64,500 shares of our common stock, par value $0.001 per share.
Agency CMBS	Commercial mortgage backed securities.
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2025 and December 31, 2024. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
September 30, 2025
1.00%	(10.06)%	(1.18)%	(10.27)%
0.50%	(5.11)%	(0.48)%	(4.16)%
(0.50)%	5.38%	0.05%	0.44%
(1.00)%	11.22%	(0.43)%	(3.74)%

December 31, 2024
1.00%	(4.92)%	(0.98)%	(9.16)%
0.50%	(2.50)%	(0.42)%	(3.89)%
(0.50)%	2.67%	0.18%	1.65%
(1.00)%	5.58%	0.03%	0.28%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of September 30, 2025 and December 31, 2024. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	September 30, 2025		December 31, 2024
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.22)%	(10.38)%	(1.31)%	(11.96)%
+10 BPS	(0.49)%	(4.15)%	(0.52)%	(4.78)%
-10 BPS	0.49%	4.15%	0.52%	4.78%
-25 BPS	1.22%	10.38%	1.31%	11.96%

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
Market Risk Disclosures (continued)

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

Item 4. Controls and Procedures
ARMOUR Residential REIT, Inc.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our third quarter that ended on September 30, 2025. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Internal Control Over Financial Reporting

Our CEO and CFO participated in an evaluation by our management of any changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the third quarter ended September 30, 2025. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
Item 1. Legal Proceedings

During the quarter ended September 30, 2025, there have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2024, filed with the SEC on February 12, 2025.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025, as updated by our Quarterly Report of Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 23, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table presents information regarding our repurchases of common stock made during the three months ended September 30, 2025 (in thousands, except per share price).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
July 1, 2025 through July 31, 2025	—	$—	—	1,550
August 1, 2025 through August 31, 2025	—	—	—	—
September 1, 2025 through September 30, 2025	(684)	$14.77	(684)	866
Totals	(684)	$14.77	(684)	866
(1)All shares were repurchased pursuant to the Common Stock Repurchase Program (see Note 10 to the consolidated financial statements).
(2)Weighted average share price, including fees and commissions.
(3)The Board authorized the Common Stock Repurchase Program, which was announced on December 17, 2012, to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock. The Board subsequently amended the repurchase authorization (a) from $100 million shares to 50,000 shares (such number not reflecting the Company's one-for-eight reverse stock split of its common stock or the Company's one-for-five reverse stock split), (b) to 9,000 shares effective in connection with the Company's one-for-eight reverse stock split of its common stock, (c) back up to 9,000 shares (1,800 as adjusted for the Company's one-for-five reverse stock split) and (d) most recently, up to 2,500 shares. At September 30, 2025 there were 866 authorized shares remaining under the current Common Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

3.1	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 5, 2025)
10.1
Amendment No. 6, dated July 25, 2025, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, B. Riley Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Janney Montgomery Scott LLC, JonesTrading Institutional Services LLC, Ladenburg Thalmann & Co. Inc. and StockBlock Securities LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 28, 2025)

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

October 22, 2025	ARMOUR RESIDENTIAL REIT, INC.

/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer, Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer