Form 10-K
period 2025-12-31
Armour Residential REIT, Inc.
filed 2026-02-18
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐       Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
On June 30, 2025, the aggregate value of the registrant's common stock held by non-affiliates of the registrant was approximately, $1,477,111,863 based on the closing sales price of our common stock on such date as reported on the NYSE.
The number of outstanding shares of the Registrant’s common stock as of February 17, 2026 was 119,384,920.
Documents Incorporated By Reference
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I
ARMOUR Residential REIT, Inc.
Item 1. Business

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"), a Delaware limited liability company and a FINRA-regulated broker-dealer, which is under common control with ACM. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar and share amounts are presented in thousands, except per share amounts or as otherwise noted.
ARMOUR is an externally managed Maryland corporation incorporated in 2008. The Company is managed by ACM, an investment advisor registered with the Securities and Exchange Commission ("SEC") (which registration the Company provides notice of to the state of Florida) (see Note 8 and Note 14 to the consolidated financial statements). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes (See Real Estate Investment Trust Requirements section below).
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

Assets

At December 31, 2025, our investments in securities included mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities") and U.S. Treasury Securities. At December 31, 2024, we invested solely in MBS. Our investment in securities consists primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
Borrowings

We borrow against our MBS using repurchase agreements. Our borrowings generally have maturities that range from overnight to three months, although occasionally we may enter into longer dated borrowing agreements. Our borrowings (on a recourse basis) are generally between six and ten times the amount of our total

ARMOUR Residential REIT, Inc.
Item 1. Business

stockholders’ equity, but we are not limited to that range. The level of our borrowings may vary periodically depending on market conditions. In addition, certain of our MRAs and ISDA agreements contain a restriction that prohibits our leverage from exceeding twelve times our total stockholders’ equity as well as termination events in the case of significant reductions in equity capital.
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
The management agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2025, December 31, 2024 and December 31, 2023, the effective management fee was 0.89%, 0.92% and 0.93% prior to management fees waived, and 0.77%, 0.77% and 0.77%, after management fees

ARMOUR Residential REIT, Inc.
Item 1. Business

waived, based on gross equity raised of $5,366,343, $4,498,880 and $4,231,965, respectively and effectively a rate of 2.11%, 3.03% and 3.09% based on total stockholders' equity.
During each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023 ACM voluntarily waived management fees of $6,600, or $550 per month of its contractual management fee. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement. ACM is further entitled to receive termination fees from us under certain circumstances.
On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntarily waiver. The termination of the waiver is effective for the contractual management fee that becomes due and payable after February 1, 2026 (relating to services for the month of January 2026).
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of December 31, 2025, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
2026	47,748
2027	47,748
2028	47,748
2029	47,748
Total	$190,992
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
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. From time to time, we grant restricted stock unit awards to our Board and to our executive officers that vest over various periods through 2027, 2029 and 2030, respectively (see Note 9 to the consolidated financial statements).
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

ARMOUR Residential REIT, Inc.
Item 1. Business

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
Funding Activities

If ACM and the Board determine that additional funding is advisable, we may raise such funds through equity offerings (including preferred equity), unsecured debt securities, convertible securities (including warrants, preferred equity and debt) or the retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT taxable income) or a combination of these methods. In the event that ACM and the Board determine that we should raise additional equity capital, we have the authority, without stockholder approval, to issue additional stock in any manner and on such terms and for such consideration as we deem appropriate, at any time. At December 31, 2025, there were 63,085 authorized shares of common stock and 42,952 authorized shares

ARMOUR Residential REIT, Inc.
Item 1. Business

of preferred stock, respectively, available for issuance. At December 31, 2025, there were 866 authorized shares of common stock remaining available for repurchase under our Common Stock Repurchase Program and 2,000 authorized shares of Series C Preferred Stock available for repurchase under our Series C Preferred Stock Repurchase Program.
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
In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to timely distribute, with respect to each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy these requirements, we presently intend to continue to make regular cash distributions of all or substantially all of our taxable income to holders of our stock out of assets legally available for such purposes. We are not restricted from using the proceeds of equity or debt offerings to pay dividends. The timing and amount of any dividends we pay to holders of our stock will be at the discretion of our Board and will depend upon various factors, including our earnings and financial condition, maintenance of REIT status, applicable provisions of MGCL and such other factors as our Board deems relevant. Dividends in excess of REIT taxable income for the year (including taxable income carried forward from the previous year) will generally not be taxable to common stockholders. The portion of the dividends on our common and preferred stock which represented non-taxable return of capital was 19.6% in 2025, 14.8% in 2024 and 47.5% in 2023.
At December 31, 2025, we had approximately $(313,284) in tax deductible expense relating to previously terminated interest rate swap, treasury futures contracts and treasury shorts amortizing through the year 2040.
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
Item 1. Business

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
Corporate Information

We are managed by ACM pursuant to a management agreement between ARMOUR and ACM. We do not have any employees. As of February 17, 2026, ACM had 20 employees that provide services to us.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

You should consider carefully all of the risks described below together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. The risks and uncertainties described herein should not be considered to be a complete list of all potential risks that may affect us. Additional risks and uncertainties not currently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected, the trading price of our securities could decline and you may lose all or part of your investment. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar and share amounts are presented in thousands, except per share amounts or as otherwise noted.

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
Item 1A. Risk Factors

Risk Factor Summary
ARMOUR’s MBS investments rely heavily on financial leverage, magnifying our interest rate and spread risks:
•Changes in interest rates impact our level of net interest income, total comprehensive income (loss) and stockholders' equity and we cannot always successfully mitigate such interest rate risks;
•Volatility in the relationships between the market prices and yields for our securities and certain benchmark prices and interest rates periodically will adversely affect our net income, earnings per share and stockholders' equity;
•Fed monetary policy significantly influences interest rates and short-term financing availability;
•U.S. Government backing of GSEs makes counterparty credit risk for investing in Agency Securities similar to that of U.S. Treasury Securities. Should GSEs lose that status or go fully private it could cause extreme market volatility and depressed prices on Agency Securities;
•The use of derivative instruments may fail to protect or could adversely affect us;
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
•We may issue stock when investment opportunities are relatively less attractive; and
•We may repurchase our common and preferred stock at prices below book value, to the potential disadvantage of selling stockholders.
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
•There are potential conflicts of interest with the allocation of investment opportunities by ACM;
•Members of our management team have competing duties to other entities, which could result in decisions that are not in the best interests of our stockholders;
•ACM's management fees are calculated based on our gross equity raised and not on our performance. Gross equity raised substantially exceeds total stockholders' equity determined in accordance with GAAP and management fee expenses do not decline with reductions in our total stockholders' equity. As a result, ACM's annualized contractual management fee rate as of December 31, 2025 equaled 2.11% of stockholders' equity;
•The termination of the management agreement may be difficult and costly;
•The management agreement with ACM will automatically renew for an additional 5-year term unless ARMOUR gives 180-day written notice of non-renewal; and
•The management agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third-party.

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
•We hold a 10.8% equity ownership interest in BUCKLER and additionally, provided BUCKLER with $250 million in additional regulatory capital;
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
Item 1A. Risk Factors

ARMOUR’s MBS investments rely heavily on financial leverage, magnifying our interest rate and spread risks:

Changes in interest rates impact our level of net interest income, total comprehensive income (loss) and stockholders' equity and we cannot always successfully mitigate such interest rate risks.
We invest predominately in MBS backed by loans with fixed interest rates, and to a lesser extent from time to time, in MBS backed by loans with interest rates that adjust on a regular basis, usually either monthly or annually. Our MBS have maturities ranging from 5 to 30 years (although average lives are much shorter due to amortization and prepayments). Our repurchase agreement borrowings generally have maturities ranging from one to 90 days. This mismatch in the interest rate terms between our assets and our liabilities is the primary source of our ability to generate positive net interest income because long-term interest rates tend to be higher than short-term rates. Short-term and long-term interest rates do not always move together. If short-term rates increase faster than long-term rates, the difference between the two may become zero or negative, and we may not have the ability to generate positive net interest income.
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
It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as pandemics, epidemic disease, warfare (including the ongoing war between Russia and Ukraine and Middle East hostilities), economic and international trade conflicts or sanctions, the change in the political makeup of the U.S. Congress, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone and Asian nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
Changes in Fed policy affect our financial results because our cost of funds is largely dependent on short-term rates. An increase in our cost of funds without a corresponding increase in interest income earned on our investments in securities causes our net income to decline. We cannot predict the impact of any future actions by the Fed on the prices and liquidity of the securities in which we invest. Future Fed action could reduce the value of our assets, reduce the spread on our investments and/or decrease our book value. Changes by the Fed in its securities purchase programs or other monetary policy could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. See Item 7. Management's Discussion and Analysis, "Federal Reserve Actions" for further discussion.
We invest in MBS guaranteed by GSEs such as Fannie Mae and Freddie Mac, which are under conservatorship by the FHFA. Changes to the conservatorship or to the laws and regulations affecting the support GSEs receive may adversely affect the availability, financing, pricing, market value and liquidity of our assets.
During the FHFA's conservatorship, U.S. Congress has considered structural changes to GSEs, including considering releasing GSEs from conservatorship. Market volatility and concerns about recession have raised concerns that the GSEs may need additional capital to meet their obligations as guarantors. The market value of MBS is highly dependent on the continued support of the GSEs by the U.S. government. If this support is modified or withdrawn, if the U.S. Treasury does not inject new capital as needed, or if the GSEs are released from conservatorship, the market value of MBS may significantly decline. The ability to obtain repurchase agreement financing might become difficult, or it may force us to sell assets at a loss. Policy changes to the relationship between the GSEs and the U.S. government may create market uncertainty, have the actual or perceived effect of reducing credit quality of MBS issued by GSEs; interrupt cash flows on the underlying MBS; and negatively impact our exclusion from the 1940 Act.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
The current U.S. administration has implemented tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. In response to these tariffs, global trading partners have or are likely to impose their own tariffs. Such U.S. tariffs and responsive tariffs have resulted in significant financial market volatility, and their impact on the global economy has been significant. Further effects of these tariffs cannot be predicted with certainty. Continued uncertainty surrounding trade policies and the potential for further tariff increases or the imposition of new tariffs may lead to a continuation or worsening of the impact of the tariffs on the financial markets, including the MBS, repurchase and equity markets. In addition, many economists and certain financial data have indicated an increased likelihood of U.S. and global recessions as a result of the disruptions to international trade. These trade actions and the widespread uncertainty and international tensions resulting therefrom may have a material adverse effect on our business, results of operations, ability to access capital, and financial condition and on the market price of our common stock.
The use of derivative instruments may fail to protect or could adversely affect us.
The availability of derivatives may not correspond directly with the interest rate risk for which protection is sought (e.g., the difference in interest rate movements for long-term U.S. Treasury Securities compared to Agency Securities) and the duration of the derivatives may not match the duration of the related liability.
Counterparties to a derivative agreement may default on their obligation to pay or not perform under the terms of the agreement and the collateral posted may not be sufficient to protect against any consequent loss. We may lose collateral we have pledged to secure our obligations under a derivative agreement if the associated counterparty becomes insolvent or files for bankruptcy. We may also experience a termination event under one or more of our derivative agreements related to our REIT status, equity levels and performance, which could result in a payout to the associated counterparty and a taxable loss to us.
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. The credit-quality of the party owing money on the derivatives may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. The value of derivatives may be adjusted from time to time in accordance with GAAP to reflect changes in fair value; downward adjustments, or “mark-to-market losses,” would reduce our net income or increase any net loss.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
We mitigate our credit risk by evaluating the credit quality of our counterparties on an ongoing basis, reducing or closing positions with counterparties where we have credit concerns, monitoring our collateral positions to minimize excess collateral balances and diversifying our repurchase financing and derivatives positions among numerous counterparties. At December 31, 2025 and December 31, 2024, BUCKLER accounted for 47.0% and 45.7%, respectively, of our aggregate borrowings and had an amount at risk of 7.1% and 8.0%, respectively, of our total stockholders' equity (see Note 14 to the consolidated financial statements).
An inability to economically roll our TBA Agency Security transactions or to meet margin requirements on our TBA contracts could have a material adverse effect on our business, financial condition, and results of operations.
We utilize forward-settling transactions, including TBA Agency Security contracts, as part of our investment and hedging strategies. In a typical TBA transaction, we agree to purchase or sell Agency Securities at a

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

future date, with the specific securities to be delivered determined just prior to settlement. To maintain our desired portfolio exposure, we often “roll” these contracts by entering into a new TBA contract with a later settlement date prior to the settlement of the original contract.
There is a risk that it may become uneconomical to roll our TBA Agency Security transactions. Market conditions, such as changes in interest rates, supply and demand imbalances, or increased volatility, may result in unfavorable pricing or wider bid-ask spreads for TBA contracts. If the cost to roll TBA positions increases significantly, or if the market for rolling TBAs becomes illiquid, we may be forced to either take physical delivery of the underlying securities or liquidate our positions at a loss. Either scenario could negatively impact our liquidity, leverage, and overall financial performance.
Additionally, TBA contracts are subject to daily margin requirements. If the market value of our TBA positions declines, we may be required to post additional cash or eligible collateral to our counterparties. In periods of heightened volatility or declining asset values, margin calls may be substantial and occur on short notice. If we are unable to meet margin calls in a timely manner, our counterparties may liquidate our positions, which could result in realized losses, reduced access to future financing, and reputational harm.
Any inability to economically roll our TBA Agency Security transactions or to meet margin requirements on our TBA contracts could have a material adverse effect on our business, financial condition, and results of operations.
Factors beyond our control may increase the prepayment speeds on our MBS, thereby reducing our interest income.
Agency Securities backed by single-family residential loans allow the underlying borrowers to prepay their loans without premium or penalty. When borrowers default on their loans, the GSE or government entity that issued or guaranteed the Agency Securities (including Agency Securities backed by multi-family loans) pay off the remaining loan balance. Those prepayments, including default payoffs, are passed through to us, reducing the balance of the Agency Security. We purchase some of our Agency Securities at premium prices, and the premium amortization associated with prepayments reduces our interest income.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
ARMOUR actively issues new shares and may redeem outstanding shares of its common and preferred stock:
We have issued and may in the future issue shares of our common stock in “at the market” offerings or underwritten “block” offerings, which may adversely impact the market price of our stock and result in dilution to existing stockholders
We have historically been active in raising capital for ARMOUR. Through February 2019, we primarily relied on “block” offerings placed through a syndicate of underwriters to issue new shares of our common stock. The number of shares offered typically represents a multiple of daily trading volume and the offering price is typically set at a discount to recently reported market prices to facilitate the timely sale to investors. The public announcement of the transactions may depress market trading prices, potentially for an extended period of time. We continue from time to time to evaluate underwritten block offerings and may execute one or more in the future depending on overall considerations of size, pricing and market conditions.
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
We consider the potential dilution of existing stockholders as part of our decision to issue new shares. ARMOUR’s board of directors has authorized our CEO and CFO to issue new common shares where the net proceeds to the Company, after fees and expenses, represents at least 93.50% of our most recent estimate of ARMOUR’s book value per common share. We endeavor to achieve net proceeds representing a higher percentage. For 2025, we realized net proceeds that averaged approximately 98.0% of recently estimated book value, resulting in an aggregate dollar dilution of $11,536. We also consider the favorable impact to existing stockholders of spreading administrative and operating expenses over an increased number of common shares.
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
Item 1A. Risk Factors

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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
Item 1A. Risk Factors

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
ACM's management fees are calculated based on our gross equity raised and not on our performance. Gross equity raised substantially exceeds total stockholders' equity determined in accordance with GAAP and management fee expenses do not decline with reductions in our total stockholders' equity. As a result, ACM's annualized contractual management fee rate as of December 31, 2025 equaled 2.11% of stockholders' equity.
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
At December 31, 2025 gross equity raised totaled $5,366,343 resulting in an effective contractual management fee rate of 0.89% prior to management fees waived and 0.77% after management fees waived, of that base. The resulting annualized contractual management fee of $47,747 represents 2.11% of the Company’s total stockholders’ equity determined in accordance with GAAP of $2,261,053 at December 31, 2025.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

management fee structure will reward ACM primarily based on the size of our equity raised and not on our current common equity capital or financial returns to common stockholders.
The termination of the management agreement may be difficult and costly.
We may not terminate our management agreement with ACM before December 31, 2029, except for cause or in connection with the liquidation of ARMOUR or certain business combination transactions. For the period from January 1, 2025 through December 31, 2029, ARMOUR is obliged to pay contractual management fees totaling approximately $190,992 based on gross equity raised as of December 31, 2025, the date of the most recent management contract extension.
The term “cause” is limited to those circumstances described in the management agreement with ACM and generally includes a final court determination of material breach of the management agreement, willful misconduct, gross negligence or fraud. Upon a termination by us in connection with the liquidation of ARMOUR or certain business combination transactions the management agreement provides that ARMOUR will pay ACM a termination payment equal to four times the contractual base management fee payable to ACM in the preceding full 12 months, calculated as of the effective date of the termination of the agreement. ACM's voluntary fee waiver does not reduce the amount of such termination payment. The contractual management fee payable to ACM for the 12 months ended December 31, 2025, was $45,464. The contractually required termination payment would increase the effective cost to us to terminate the management agreement in connection with the liquidation of ARMOUR or certain business combinations and adversely affect ARMOUR's attractiveness as a potential business combination target.
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
Item 1A. Risk Factors

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
At December 31, 2025, BUCKLER provided approximately $8,426,540, or 47.0% of ARMOUR’s repurchase financing. BUCKLER is subject to various broker-dealer regulations. BUCKLER’s failure to comply with these regulations and facilitate attractive repurchase financing and its ability to conduct business with third parties could adversely affect ARMOUR’s funding costs, “haircuts” and/or counterparty exposure. We cannot guarantee that BUCKLER will be able to provide repurchase financing in the future.
We hold a 10.8% equity ownership interest in BUCKLER and additionally, provided BUCKLER with $250 million in additional regulatory capital.
The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing, on potentially more attractive terms (considering rate, term, size, haircut, relationship, and funding commitment) compared to other suitable repurchase financing counterparties. To facilitate this, ARMOUR holds a 10.8% equity ownership interest in BUCKLER and has committed to provide on demand subordinated loans to BUCKLER.
Effective March 20, 2023, the Company committed to provide on demand a subordinated loan agreement to BUCKLER in an amount up to $200,000; this commitment has been automatically extended through March 20, 2027. Effective February 28, 2025, the Company committed to provide an additional on demand subordinated loan agreement to BUCKLER in the amount of $50,000 that extends through February 28, 2028. These commitments are collateralized by mortgage backed and/or U.S. Treasury Securities owned by the Company and pledged to BUCKLER. They are treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

securities to secure its own borrowings. The scheduled maturity dates of the on demand subordinated loan agreements shall automatically be extended by an additional one year, unless the Company notifies BUCKLER of non-renewal, thirteen months in advance, on or before the scheduled maturity dates (see Note 14 to the consolidated financial statements).
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
ARMOUR continues to maintain active repurchase financing arrangements with numerous other counterparties with the intention of reducing our risk of relying primarily on BUCKLER. At December 31, 2025, we had repurchase borrowings from 22 different counterparties including BUCKLER. However, there can be no assurance as to the availability, terms, or cost of additional repurchase financing that might be available from other counterparties if we needed to replace BUCKLER’s financing capacity, particularly on short notice or during times of market distress.
BUCKLER is the primary placement agent for ARMOUR's common share ATM Program.
BUCKLER has acted as placement agent for 62% of the shares of common stock that ARMOUR has issued through its ATM programs in 2025. BUCKLER’s commission rate for these placements has been lower than the commission rates of other placement agents involved in our ATM program. Placement commissions contributes to BUCKLER's profitability. If BUCKLER became unable to participate in our ATM program, our placement costs would increase. If we reduce the volume of ATM placements with BUCKLER, its profitability may be adversely affected.
BUCKLER may pursue business opportunities with third parties.
The Company cannot direct BUCKLER's daily activities. However, the BUCKLER operating agreement contains certain provisions to benefit and protect the Company. One of those provisions requires approval from the independent directors of the Company of any third-party business engaged by BUCKLER so long as any loan amount of indebtedness remains outstanding under the on demand subordinated loan agreements. We cannot guarantee that BUCKLER’s pursuit of business with third parties will not incur losses for us or that BUCKLER will be able to continue to provide us with attractive repurchase financing.
There are potential conflicts of interest in our relationship with ACM and its affiliates, including BUCKLER, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with ACM and its affiliates, including BUCKLER. An entity affiliated with Mr. Ulm is one of the two general partners of ACM, and each of Mr. Ulm, Mr. Staton and Mr. Bell is a limited partner in ACM. ACM is under common control with BUCKLER.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
The equity owners of ACM own 89.2% of the equity of BUCKLER. BUCKLER may offer repurchase agreement financing to us at rates and terms that may be less advantageous to us than if they had been negotiated with third parties.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

Our capital loss carry forward for tax purposes may expire before we can fully use it to offset otherwise taxable income or gains.
For U.S. federal income tax purposes, we previously have incurred net capital losses. Such net capital losses may be carried forward for five taxable years and generally used to offset undistributed taxable net capital gains realized during the carry forward period. Net capital losses realized totaling $(732,477), $(472,002), $(46,823), and $(4,137) will be available to offset future capital gains realized through 2027, 2028, 2029 and 2030 respectively. Any capital loss carry forward that we have not used to offset undistributed otherwise taxable net capital gains will expire after the end of such five-year period, and will no longer be available to us.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
Item 1A. Risk Factors

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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
The use of artificial intelligence presents risks and challenges that may adversely impact our business.
We, our manager, or third-party service providers use, and may continue to use, artificial intelligence (“AI”) in certain business processes, including but not limited to data analysis, investment modeling, risk management, financial reporting, and cybersecurity. While AI technologies have the potential to improve

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

efficiency, accuracy, and decision-making, their use also introduces a number of risks and uncertainties that could adversely affect our business, financial condition, and results of operations.
AI systems are dependent on the quality and completeness of the data used for training and operation. Inaccurate, incomplete, or biased data can result in flawed outputs, which may lead to suboptimal investment decisions, errors in financial reporting, or ineffective risk management. Additionally, AI models may be subject to “black box” limitations, where the rationale for certain outputs or recommendations is not transparent or easily understood by management or oversight personnel. This lack of transparency can make it difficult to identify, assess, and remediate errors or unintended consequences in a timely manner.
The use of AI may also expose us to increased cybersecurity risks. AI systems can be targeted by malicious actors seeking to manipulate outputs, exfiltrate sensitive data, or disrupt operations. Furthermore, as regulatory expectations and industry standards regarding the use of AI continue to evolve, we may be required to implement additional controls, documentation, or governance measures to ensure compliance. Failure to do so could result in regulatory scrutiny, penalties, or reputational harm.
We rely on third-party vendors for certain AI-enabled services and solutions. These vendors may not have adequate controls in place to ensure the reliability, security, or regulatory compliance of their AI systems. Any failure by a third-party provider to manage AI-related risks appropriately could have a material adverse effect on our operations.
There is no assurance that our use of AI will achieve the intended benefits or that we will be able to effectively manage the associated risks. Any failure to do so could result in financial losses, regulatory action, or damage to our reputation. As AI technologies and their applications continue to develop, the risks and uncertainties associated with their use may increase.
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

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

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
In the future, we may raise capital through the issuance of debt, preferred equity or common equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Additional series of preferred stock, if issued, could have a preference on liquidation distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common

ARMOUR Residential REIT, Inc.
Item 1A. Risk Factors

stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our Third Amended and Restated 2009 Stock Incentive Plan), or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
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

ARMOUR Residential REIT, Inc.
Item 1B. Unresolved Staff Comments

None.

ARMOUR Residential REIT, Inc.
Item 1C. Cybersecurity

Risk Management

We recognize the importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the integrity and confidentiality of our data. ACM has established the ITSC to help mitigate technology risks including those relating to cybersecurity. One of the roles of the ITSC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third-party service providers to conduct periodic penetration testing, advise on current best practices and review policies and procedures.
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
Risks from Cybersecurity Threats

We rely on our financial, accounting and other data processing systems. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected a material cybersecurity breach to date, or encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities), any failure to maintain performance or any other risk from cybersecurity threats.See Item 1A. Risk Factors of this Form 10-K for further discussion.
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
Item 1C. Cybersecurity

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
Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with the ITSC. This committee consists of the Chief Technology Officer ("CTO"), Co-Chief Investment Officers, Controller and the CFO. Our CTO has over thirty years of cybersecurity experience. All ACM employees are required to complete monthly cybersecurity trainings. Our ITSC oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our cybersecurity training procedures.
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
ARMOUR Residential REIT, Inc.
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

Stock Symbols and Holders of Common Equity

Our 7.00% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), and our common stock are currently listed on the NYSE under the symbols “ARR-PRC” and “ARR,” respectively. On February 17, 2026, the closing per share price of our common stock as reported on the NYSE was $17.78.
As of February 17, 2026, we had 153 stockholders of record of our outstanding common stock. We believe that there are more beneficial owners of shares of our common stock.
Dividend Policy

We intend to continue to make regular cash distributions to holders of shares of common stock. Future dividends will be at the discretion of the Board and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under MGCL and such other factors as our Board deems relevant. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. For the year ended December 31, 2025, we paid full cumulative dividends on our preferred stock.
For historical information on the frequency and amount of cash dividends paid to the holders of shares of our preferred stock and common stock see Note 10 to the consolidated financial statements.
Our REIT taxable income and dividend requirements are determined on an annual basis. Total dividend payments to common stockholders were $271,474 and dividend payments to preferred stockholders were $12,038 for the year ended December 31, 2025. Our estimated REIT taxable income available to pay dividends was $229,732 for the year ended December 31, 2025. Dividends in excess of REIT taxable income for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was approximately 19.6% in 2025, 14.8% in 2024 and 47.5% in 2023.

ARMOUR Residential REIT, Inc.
Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares the stockholder’s cumulative total return, assuming $100 invested at December 31, 2020, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 and (iii) the stocks included in the NAREIT Mortgage REIT Index.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
ARMOUR Residential REIT	$100.00	$101.18	$69.02	$58.40	$66.09	$73.74
S&P 500 Index	$100.00	$128.71	$105.4	$133.10	$166.40	$196.16
NAREIT Mortgage REIT Index	$100.00	$115.64	$84.86	$97.89	$98.24	$113.98
The information in the performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future performance.

ARMOUR Residential REIT, Inc.
Item 6. [Reserved]

[Reserved]

ARMOUR Residential REIT, Inc.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our Reverse Stock Split. U.S. dollar and share amounts are presented in thousands, except per share amounts or as otherwise noted.
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

At December 31, 2025, our investments in securities included MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities) and U.S. Treasury Securities. At December 31, 2024, we invested solely in MBS. Our investment in securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasury Securities and money market instruments.
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

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•our access to funding and borrowing capacity;
•the REIT requirements under the Code; and
•the requirements to qualify for an exclusion under the 1940 Act and other regulatory and accounting policies related to our business.
Management

See section titled Management in Item 1. Business and see also Note 8 and Note 14 to the consolidated financial statements.
Market and Interest Rate Trends and the Effect on our Securities Portfolio

2025 Trends
In 2025, the U.S. administration introduced tariffs on imports from a broad set of countries in the first half of the year, including Canada, Mexico, European Union member states, Japan and China. In response, global trading partners have imposed or may impose their own tariffs. Such U.S. tariffs and responsive tariffs increased the volatility of financial markets and interest rates, though volatility subsequently fell in the latter part of the year, influenced by other factors such as the Federal Reserve resumption of interest-rate normalization. ARMOUR expects that it will continue prioritizing liquidity, given the potential for renewed market volatility and financial risks. The Company has met all of its obligations to repurchase agreement counterparties in a timely manner, while managing the risk of its assets and hedging portfolios. See Item 1A. "Risk Factors" for further discussion of the possible impact of tariffs on our business.
Federal Reserve Actions
At the Federal Reserve Open Market Committee meeting on October 29, 2025, the Fed lowered the target range for the Federal Funds Rate by 0.25% to 3.75% from 4.00%. At the December 10, 2025 meeting of the Federal Reserve Open Market Committee, the Fed further lowered the target range by 0.25% to 3.50% from 3.75%. The Fed noted that inflation has moved up since earlier in the year and remains somewhat elevated, while economic activity has been expanding at a moderate pace. The Fed also stated that uncertainty about the economic outlook remains elevated, and in considering the extent and timing of additional adjustments to the target range for the Federal Funds Rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks.
At the October 29, 2025 meeting, the Fed announced that it will conclude the reduction of its aggregate securities holdings effective December 1, 2025. Beginning on that date, the Fed will roll over at auction all principal payments from its Treasury securities holdings and will reinvest all principal payments from its agency securities holdings (agency debt and agency mortgage-backed securities) into Treasury bills.
At the December 10, 2025 meeting, the Fed stated that reserve balances have declined to ample levels and will initiate purchases of shorter-term Treasury securities as needed to maintain an ample supply of reserves on an ongoing basis.
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

ARMOUR Residential REIT, Inc.
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
Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since the beginning of 2023.

Meeting Date	Lower Bound	Higher Bound
December 10, 2025	3.50%	3.75%
October 29, 2025	3.75%	4.00%
September 17, 2025	4.00%	4.25%
December 18, 2024	4.25%	4.50%
November 7, 2024	4.50%	4.75%
September 18, 2024	4.75%	5.00%
July 26, 2023	5.25%	5.50%
May 3, 2023	5.00%	5.25%
March 22, 2023	4.75%	5.00%
February 1, 2023	4.50%	4.75%
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

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from December 31, 2023 to December 31, 2025.
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

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Income (Loss)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net Interest Income	$158,339	$26,800	$27,109
Total Other Income (Loss)	219,097	12,456	(51,481)
Total Expenses after fees waived	(54,749)	(53,650)	(43,551)
Net Income (Loss)	$322,687	$(14,394)	$(67,923)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	—	7,471
Net unrealized gain on available for sale Agency Securities	—	—	4,056
Other comprehensive income	$—	$—	$11,527
Comprehensive Income (Loss)	$322,687	$(14,394)	$(56,396)
Net income for the year ended December 31, 2025, reflects gains on our trading securities and interest income from a larger average securities portfolio, offset by losses on our derivatives and interest expense on a larger average balance of repurchase agreements compared to 2024 and 2023. Net losses for the years ended December 31, 2024 and December 31, 2023 reflect losses on our trading securities offset by gains on derivatives.
Net interest income is a function of the size of and yield earned from our investment portfolio and the size of and cost of our repurchase and other financing costs.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest Income	$800,424	$550,946	$552,903
Interest Expense	(642,085)	(524,146)	(525,794)
Net Interest Income	$158,339	$26,800	$27,109

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table details the factors impacting our net interest income for the year ended December 31, 2025.

For the Year Ended December 31, 2025	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$786,906	$15,650,506	5.03%
Cash Equivalents & Treasury Securities	13,518	422,171	3.20%
Total Interest Income/Average Interest Earning Assets	$800,424	$16,072,677	4.98%

Interest-bearing Liabilities:
Repurchase Agreements	$(629,465)	$14,121,360	(4.46)%
Treasury Securities Sold Short	(12,620)	252,398	(5.00)%
Total Interest Expense/Average Interest Bearing Liabilities	$(642,085)	$14,373,758	(4.47)%
Net Interest Income/Net Interest Spread	$158,339		0.51%
Net Yield on Interest Earning Assets			0.99%
The following table details the factors impacting our net interest income for the year ended December 31, 2024.

For the Year Ended December 31, 2024	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$545,282	$11,109,539	4.91%
Cash Equivalents & Treasury Securities	5,664	143,954	3.93%
Total Interest Income/Average Interest Earning Assets	$550,946	$11,253,493	4.90%

Interest-bearing Liabilities:
Repurchase Agreements	$(495,625)	$9,143,471	(5.42)%
Treasury Securities Sold Short	(28,521)	687,462	(4.15)%
Total Interest Expense/Average Interest Bearing Liabilities	$(524,146)	$9,830,933	(5.33)%
Net Interest Income/Net Interest Spread	$26,800		(0.43)%
Net Yield on Interest Earning Assets			0.24%
The following table details the factors impacting our net interest income for the year ended December 31, 2023.

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Year Ended December 31, 2023	Interest Income (Expense)	Average Balance	Yield/Rate
Agency Securities, Net of Amortization	$546,246	$11,381,637	4.80%
Cash Equivalents & Treasury Securities	5,684	159,112	3.57%
Subordinated Loan to BUCKLER	973	22,726	4.28%
Total Interest Income/Average Interest Earning Assets	$552,903	$11,563,475	4.78%

Interest-bearing Liabilities:
Repurchase Agreements	(506,242)	9,580,996	(5.28)%
Treasury Securities Sold Short	(19,552)	432,922	(4.52)%
Total Interest Expense/Average Interest Bearing Liabilities	$(525,794)	$10,013,918	(5.25)%
Net Interest Income/Net Interest Spread	$27,109		(0.47)%
Net Yield on Interest Earning Assets			0.23%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

Annualized CPR
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate
20%
15%
10%
5%
0%
5%
4.5%
4%
3.5%
3%
2.5%
2%
1.5%
1%
0.5%
0%
Dec-23
Mar-24
Jun-24
Sept-24
Dec-24
Mar-25
Jun-25
Sept-25
Dec-25
Average Principal Prepayment Rate Annualized
10 Yr Treasury Rate

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Loss)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	$—	$—	$(7,471)
Gain (Loss) on Agency Securities, trading, net	514,836	(348,646)	(52,665)
Gain (Loss) on U.S. Treasury Securities, net	(9,990)	37,602	(43,093)
Gain (Loss) on derivatives, net	(285,749)	323,500	51,748
Total Other (Income) Loss	$219,097	$12,456	$(51,481)
Year Ended December 31, 2025 vs. Year Ended December 31, 2024
•Gain (Loss) on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $527,643 for the year ended December 31, 2025 compared to $(243,464) for the year ended December 31, 2024.
◦Sales of our Agency Securities, trading resulted in realized losses of $(12,807) and $(105,182) for the years ended December 31, 2025 and December 31, 2024, respectively.
◦During the years ended December 31, 2025 and December 31, 2024, we sold $1,634,243 and $4,589,515, respectively, of Agency Securities, trading.
•Gain (Loss) on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(11,436) for the year ended December 31, 2025 compared to $35,140 for the year ended December 31, 2024.
◦Sales of U.S. Treasury Securities resulted in realized gains of $1,446 and $2,462 for the years ended December 31, 2025 and December 31, 2024, respectively.
◦For the years ended December 31, 2025 and December 31, 2024, we sold short $0 and $1,050,019, respectively, of U.S. Treasury Securities.
◦For the years ended December 31, 2025 and December 31, 2024, we sold $603,493 and $0, respectively, of U.S. Treasury Securities.
•Gain (Loss) on derivatives, net resulted from a combination of the following:
▪Changes in fair value due to interest rate movements.
▪Interest rate swap contracts' aggregate notional balance was $12,327,000 at December 31, 2025 and $7,232,000 at December 31, 2024.

Year Ended December 31, 2024 vs. Year Ended December 31, 2023
•During the first quarter of 2023, we sold the remaining balance of our Available for Sale Securities which resulted in a realized loss of $(7,471).
•Gain (Loss) on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.

ARMOUR Residential REIT, Inc.
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
◦During the years ended December 31, 2024 and December 31, 2023, we sold $4,589,515 and $6,100,661, respectively, of Agency Securities, trading.
•Gain (Loss) on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales
◦The change in fair value of the securities was $35,140 for the year ended December 31, 2024 compared to $(16,496) for the year ended December 31, 2023.
◦Sales of U.S. Treasury Securities resulted in realized gains (losses) of $2,462 and $(26,597) for the years ended December 31, 2024 and December 31, 2023, respectively.
◦For the years ended December 31, 2024 and December 31, 2023 we sold short $1,050,019 and $651,621 of U.S. Treasury Securities, respectively.
◦For the years ended December 31, 2024 and December 31, 2023, we sold $0 and $618,520, respectively, of U.S. Treasury Securities.
•Gain on derivatives, net resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance was $7,232,000 at December 31, 2024 and $6,786,000 at December 31, 2023.
◦Our total TBA Agency Securities aggregate notional balance was $0 at December 31, 2024 and $300,000 at December 31, 2023.

Expenses

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Expenses:
Management fees	$45,464	$39,734	$38,188
Compensation	3,561	4,737	4,944
Other Operating	12,324	15,779	7,019
Total Expenses	$61,349	$60,250	$50,151
Less management fees waived	(6,600)	(6,600)	(6,600)
Total Expenses after fees waived	$54,749	$53,650	$43,551

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and make liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2025, December 31, 2024 and December 31, 2023, the effective management fee was 0.89%, 0.92% and 0.93% prior to management fees waived, and 0.77%, 0.77% and 0.77%, after management fees waived, based on gross equity raised of $5,366,343, $4,498,880 and $4,231,965, respectively. During each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023 ACM voluntarily waived management fees of $6,600 (see Note 8 to the consolidated financial statements).
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
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2025 and at December 31, 2024, we had approximately $(313,284) and $(189,450) respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the years 2040 and 2034, respectively. At December 31, 2025, we had $257,341 of net operating loss carryforwards available for use indefinitely. Series C Preferred Stock dividends for 2025 will be treated 100.00% as fully taxable ordinary income. Common stock dividends for 2025 will be treated 80.40% as taxable ordinary income and 19.60% as non-taxable return of capital.

ARMOUR Residential REIT, Inc.
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
Agency Securities:
Agency Security purchase and sale transactions, including purchases and sales for forward settlement, are recorded on the trade date, based on the specific identification method, to the extent it is probable that we will take or make timely physical delivery of the related securities. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Gains or losses realized from the sale of securities are included in income and are determined using the specific identification method. We purchase some of our Agency Securities at premium prices. The lower the prepayment rate, the lower the amount of amortization expense for a particular period. Accordingly, the yield on an asset and earnings are higher. If prepayment rates increase, the amount of amortization expense for a particular period will go up. These increased prepayment rates would act to decrease the yield on an asset and would decrease earnings.
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

ARMOUR Residential REIT, Inc.
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
The tables below summarize certain characteristics of our investments in securities at December 31, 2025 and December 31, 2024.

December 31, 2025	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.5%	$279,247	$229,375	$7,753	$237,128	3.8%	318	1.2%
3.0%	786,291	682,281	15,411	697,692	4.5%	307	3.5
3.5%	1,214,594	1,164,509	(34,947)	1,129,562	6.2%	317	5.6
4.0%	955,727	949,417	(33,903)	915,514	5.9%	317	4.6
4.5%	1,109,874	1,097,323	(5,153)	1,092,170	7.1%	324	5.5
5.0%	3,512,525	3,481,472	45,274	3,526,746	6.3%	343	17.6
5.5%	5,784,032	5,812,792	86,973	5,899,765	10.4%	343	29.5
6.0%	3,949,537	4,016,730	60,878	4,077,608	20.0%	342	20.4
6.5%	702,504	722,927	11,653	734,580	31.4%	342	3.6
Other Agency Securities
Agency CMBS	$1,086,473	$1,100,260	$6,615	$1,106,875	n/a	48	5.5%
Total Agency Securities	$19,380,804	$19,257,086	$160,554	$19,417,640	10.8%	321	97.0%
U.S. Treasury Securities	600,000	598,760	(651)	598,109	n/a	n/a	3.0%
Total Investments in Securities	$19,980,804	$19,855,846	$159,903	$20,015,749			100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2025. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

December 31, 2024	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.5%	$297,928	$244,720	$(1,954)	$242,766	3.2%	330	2.0%
3.0%	741,422	642,064	(12,481)	629,583	3.9%	320	5.1
3.5%	1,319,235	1,265,106	(95,476)	1,169,630	4.6%	329	9.4
4.0%	1,038,798	1,032,126	(79,202)	952,924	5.3%	329	7.7
4.5%	972,765	964,169	(47,336)	916,833	5.6%	331	7.4
5.0%	2,198,347	2,178,480	(51,735)	2,126,745	6.1%	346	17.1
5.5%	2,705,528	2,723,247	(40,980)	2,682,267	10.2%	345	21.6
6.0%	2,646,152	2,696,087	(28,015)	2,668,072	13.7%	343	21.4
6.5%	526,144	538,733	914	539,647	28.5%	347	4.3
Other Agency Securities
Agency CMBS	$510,720	$521,772	$(10,825)	$510,947	n/a	53	4.0%
Total Investments in Securities	$12,957,039	$12,806,504	$(367,090)	$12,439,414			100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2024. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.

The following tables summarize our investment in securities and collateral sold as of December 31, 2025 and December 31, 2024, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	December 31, 2025			December 31, 2024
	Agency Securities, Trading	U.S. Treasury Securities	U.S. Treasury Securities Sold Short	Agency Securities, Trading	U.S. Treasury Securities Sold Short
Balance, beginning of period	$12,439,414	$—	$(497,234)	$11,159,754	$(355,322)
Purchases (1)	9,796,487	1,200,838	504,277	7,271,101	869,257
Proceeds from sales	(1,634,243)	(603,493)	—	(4,589,515)	(1,050,019)
Principal repayments	(1,696,914)	—	—	(1,053,625)	—
Gains (losses)	514,836	854	(10,844)	(348,646)	37,602
Accrued interest payable	—	—	3,801	—	1,248
(Amortization) accretion of purchase premium or discount	(1,940)	(90)	—	345	—
Balance, end of period	$19,417,640	$598,109	$—	$12,439,414	$(497,234)
Percentage of Portfolio	97.0%	3.0%		100.0%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 22 and 17 of which had open repurchase agreements with us at December 31, 2025 and December 31, 2024, respectively. We had outstanding balances under our repurchase agreements, net at December 31, 2025 of $17,941,796 and at December 31, 2024 of $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER), respectively. We had obligations to return securities received as collateral associated with our reverse repurchase agreements as of December 31, 2025 and December 31, 2024 of $0 and $493,433, respectively. At December 31, 2025 and December 31, 2024, BUCKLER accounted for 47.0% and 45.7%, respectively, of our aggregate borrowings and had an amount at risk of 7.1% and 8.0%, respectively, of our total stockholders' equity (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At December 31, 2025, the average gross haircut percentage was 2.73% compared to 2.77% at December 31, 2024.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high-quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at December 31, 2025 and December 31, 2024. At December 31, 2025 and December 31, 2024, we had derivatives with a net fair value of $592,241 and $906,778, respectively (see Note 7 to the consolidated financial statements).
At December 31, 2025 and December 31, 2024, we had interest rate swap contracts with an aggregate notional balance of $12,327,000 and $7,232,000, a weighted average swap rate of 2.44% and 1.66% and a weighted average term of 51 and 76 months, respectively.
The following table details the changes in the fair value of our interest rate swap contracts for the years ended December 31, 2025 and December 31, 2024.

	For the Years Ended
Interest Swap Contracts	December 31, 2025	December 31, 2024
Net Balance, beginning of period	$894,715	$870,560
Net interest rate swap contract payments paid	(203,247)	(237,688)
Interest rate swap income accrued	433,274	397,045
Interest rate swap expense accrued	(250,397)	(168,942)
Current unrealized gains (losses)	(368,209)	17,435
Gain on early terminations	68,378	16,305
Net Balance, end of period	$574,514	$894,715
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

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net (losses) gains related to our derivatives of $(285,749), $323,500 and $51,748, respectively for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At December 31, 2025, December 31, 2024 and December 31, 2023, we had $7,193,000, $2,025,000. and $1,275,000, respectively, of notional amount of centrally-cleared interest rate swap contracts.
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

Interest Rate Swap Contracts as of December 31, 2025
Notional ($ in millions)
$4,000
$3,000
$2,000
$1,000
$0
6%
4%
2%
0%
$475
0.26%
$2,057
2.56%
$3,943
3.58%
$604
0.49%
$1,198
0.55%
$1,450
1.09%
1.95%
$950
3.71%
$600
3.74%
$750
3.96%
$300
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2040
Total Notional
Total Weighted Average Pay Rate, Net

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Swap Contracts as of December 31, 2024
Notional ($ in millions)
$2,000
$1,500
$1,000
$500
$0
6%
4%
2%
0%
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
$73
0.06%
$475
0.26%
$707
0.88%
$604
0.49%
$1,198
0.55%
$1,450
1.09%
$700
1.39%
$325
3.64%
$1,700
3.87%
Total Notional
Total Weighted Average Pay Rate, Net

Liquidity and Capital Resources

At December 31, 2025, our liquidity totaled $1,173,820, consisting of $63,270 of cash and cash equivalents plus $1,110,550 of unencumbered Agency Securities and U.S. Treasury Securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results.
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

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

to the repurchase and reverse repurchase transactions have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At December 31, 2025 and December 31, 2024, we financed our securities portfolio with $17,941,796 and $10,713,830 (net of reverse repurchase agreements of $498,250, $447,063 of which were with BUCKLER) of borrowings under repurchase agreements, respectively. At December 31, 2025 and December 31, 2024, we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $0 and $493,433, respectively.
We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at December 31, 2025 and December 31, 2024, were 7.94:1 and 7.87:1, respectively, as we substituted Agency MBS for TBA Agency Securities. Our leverage ratios, including our TBA Agency Securities, were 7.94:1 and 7.87:1 at December 31, 2025 and December 31, 2024, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 8.07:1 and 7.95:1 at December 31, 2025 and December 31, 2024, respectively.
Securities Portfolio Matters

	For the Years Ended
	December 31, 2025	December 31, 2024
Securities purchased using proceeds from repurchase agreements and principal repayments	$10,997,325	$7,271,101
Average securities portfolio, including TBA Securities	$16,047,173	11,610,751
Cash received from principal repayments on MBS	$1,696,914	1,053,625
Net cash increase from repurchase agreements	$7,227,966	1,065,848
Cash interest payments made on liabilities	$735,444	686,182
Cash and cash collateral posted to counterparties provided by operating activities (1)	$124,202	261,459
(1)The decrease in cash and cash collateral posted to counterparties provided by operating activities from 2024 to 2025 is related to the change in our derivatives.
Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities.
The following tables present our equity transactions for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (see Note 10 and Note 14 to the consolidated financial statements).

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - December 31, 2025	201	$20.50	$4,118
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,502
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.82	$575,554

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DRIP shares issued	January 27, 2025 - December 29, 2025	7	$16.59	$111
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)
(1)Weighted average price

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)
(1)Weighted average price

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - July 12, 2023	13,305	$27.66	$367,997
2023 Common stock ATM Sales Agreement	July 26, 2023 - September 29, 2023	3,328	$24.66	$82,100
DRIP shares issued	July 25, 2023 - September 29, 2023	3	$19.71	$51
Common stock repurchased	March, May and September, October and November	(477)	$20.80	$(9,935)
(1)Weighted average price
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 14 to the consolidated financial statements). The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (see Note 8 to the consolidated financial statements).

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
ARMOUR management fees	$45,464	$39,726	$38,121
Less management fees waived	(6,600)	(6,600)	(6,600)
Total management fee expense	$38,864	$33,126	$31,521
We adopted the Third Amended and Restated 2009 Stock Incentive Plan (the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options,

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2025, there were 3 shares available for future issuance under the Plan.
At December 31, 2025, there was approximately $7,602 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $23.37 per share), which we expect to recognize as an expense as follows: in 2026 an expense of $2,540, in 2027 an expense of $2,062, and thereafter an expense of $3,000. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 9 to the consolidated financial statements).
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

Repurchase Agreements
$20,000
$18,000
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
In Millions
Dec-22
Mar-23
Jun-23
Sept-23
Dec-23
Mar-24
Jun-24
Sept-24
Dec-24
Mar-25
Jun-25
Sept-25
Dec-25
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 2,722 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 22,792 shares of common stock available under the 2023 Common stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 10 to the

ARMOUR Residential REIT, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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

Subsequent Events

See Note 10 and Note 16 to the consolidated financial statements.
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

ARMOUR Residential REIT, Inc.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at December 31, 2025 and December 31, 2024. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Stockholder's Equity
December 31, 2025
1.00%	(6.31)%	(0.99)%	(8.98)%
0.50%	(3.25)%	(0.38)%	(3.44)%
(0.50)%	3.55%	(0.05)%	(0.41)%
(1.00)%	7.46%	(0.59)%	(5.36)%

December 31, 2024
1.00%	(4.92)%	(0.98)%	(9.16)%
0.50%	(2.50)%	(0.42)%	(3.89)%
(0.50)%	2.67%	0.18%	1.65%
(1.00)%	5.58%	0.03%	0.28%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of December 31, 2025 and December 31, 2024. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	December 31, 2025		December 31, 2024
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Stockholders' Equity	Portfolio Value	Stockholders' Equity
+25 BPS	(1.16)%	(10.24)%	(1.31)%	(11.96)%
+10 BPS	(0.46)%	(4.10)%	(0.52)%	(4.78)%
-10 BPS	0.46%	4.10%	0.52%	4.78%
-25 BPS	1.16%	10.24%	1.31%	11.96%
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
ACM has established an ITSC to help mitigate technology risks including cybersecurity. One of the roles of the ITSC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Policies, including an incident response plan, and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.
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

ARMOUR Residential REIT, Inc.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ARMOUR Residential REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Deloitte & Touche LLP
Miami, Florida
February 18, 2026

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ARMOUR Residential REIT, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ARMOUR Residential REIT, Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Miami, Florida
February 18, 2026

ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS
(U.S dollar and share amounts in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$63,270	$67,970
Cash collateral posted to counterparties	226,701	78,213
Investments in securities, at fair value:
Agency Securities (including pledged securities of $18,071,863 ($8,324,007 with BUCKLER) and $11,796,858 ($5,733,374 with BUCKLER)), respectively	19,417,640	12,439,414
U.S. Treasury Securities (including pledged securities of $598,109 ($498,438 with BUCKLER))	598,109	—
Derivatives, at fair value	611,544	908,063
Accrued interest receivable	86,153	52,874
Prepaid and other	1,742	1,419
Total Assets	$21,005,159	$13,547,953
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements, net (including $8,426,540 and $4,895,003, respectively with BUCKLER)	$17,941,796	$10,713,830
Obligations to return securities received as collateral, at fair value	—	493,433
Cash collateral posted by counterparties	419,427	833,857
Payable for unsettled purchases	302,094	103,509
Derivatives, at fair value	19,303	1,285
Accrued interest payable - repurchase agreements (including $27,752 and $14,442, respectively with BUCKLER)	59,267	32,090
Accrued interest payable - U.S. Treasury Securities sold short	—	3,801
Accounts payable and other accrued expenses	2,219	4,733
Total Liabilities	$18,744,106	$12,186,538

Commitments and contingencies (Note 8 and Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 7,048 shares and 6,847 shares issued and outstanding ($176,196 and $171,175 aggregate liquidation preference), respectively.	7	7
Common stock, $0.001 par value, 175,000 and 125,000 shares authorized; 111,915 shares and 62,412 shares issued and outstanding, respectively.	112	62
Additional paid-in capital	5,446,152	4,585,739
Cumulative distributions to stockholders	(2,667,051)	(2,383,539)
Accumulated net loss	(518,167)	(840,854)
Total Stockholders’ Equity	$2,261,053	$1,361,415
Total Liabilities and Stockholders’ Equity	$21,005,159	$13,547,953
See consolidated financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollar and share amounts in thousands, except per share amounts)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest Income:
Interest Income (including $0, $0 and $973, respectively with BUCKLER)	$800,424	$550,946	$552,903
Interest expense (including $(294,368), $(249,313) and $(245,846), respectively with BUCKLER)	(642,085)	(524,146)	(525,794)
Net Interest Income	$158,339	$26,800	$27,109
Other Income (Loss):
Realized loss on sale of available for sale Agency Securities (reclassified from Other comprehensive loss)	—	—	(7,471)
Gain (Loss) on Agency Securities, trading, net	514,836	(348,646)	(52,665)
Gain (Loss) on U.S. Treasury Securities, net	(9,990)	37,602	(43,093)
Gain (Loss) on derivatives, net (1)	(285,749)	323,500	51,748
Total Other Income (Loss)	$219,097	$12,456	$(51,481)
Expenses:
Management fees	45,464	39,734	38,188
Compensation	3,561	4,737	4,944
Other Operating	12,324	15,779	7,019
Total Expenses	$61,349	$60,250	$50,151
Less management fees waived	(6,600)	(6,600)	(6,600)
Total Expenses after fees waived	$54,749	$53,650	$43,551
Net Income (Loss)	$322,687	$(14,394)	$(67,923)
Dividends on preferred stock	(12,038)	(11,982)	(11,982)
Net Income (Loss) available (related) to common stockholders	$310,649	$(26,376)	$(79,905)

Net Income (Loss)	$322,687	$(14,394)	$(67,923)
Reclassification adjustment for realized loss on sale of available for sale Agency Securities	—	—	7,471
Net unrealized gain on available for sale Agency Securities	—	—	4,056
Other Comprehensive income	—	—	11,527
Comprehensive Income (Loss)	$322,687	$(14,394)	$(56,396)
Dividends on preferred stock	(12,038)	(11,982)	(11,982)
Comprehensive Income (Loss) available (related) to common stockholders	$310,649	$(26,376)	$(68,378)
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollar and share amounts in thousands, except per share amounts)

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$3.31	$(0.51)	$(1.86)
Diluted	$3.30	$(0.51)	$(1.86)
Dividends declared per common share	$2.88	$2.88	$5.00
Weighted average common shares outstanding:
Basic	93,943	52,158	43,054
Diluted	94,268	52,158	43,054
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain (loss) on derivatives, net on the consolidated statements of operations and comprehensive income (loss). For additional information, see financial statement Note 7.

See consolidated financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(U.S dollar and share amounts in thousands, except per share amounts)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, January 1, 2023	6,847	32,582	$7	$33	$3,874,757	$(1,992,361)	$(758,537)	$(11,527)	$1,112,372
Other Comprehensive income (loss)	—	—	—	—	—	—	(67,923)	11,527	(56,396)
Issuance of common stock, net	—	16,636	—	16	450,132	—	—	—	450,148
Stock based compensation, net of withholding requirements	—	58	—	—	3,201	—	—	—	3,201
Common stock repurchased	—	(477)	—	—	(9,935)	—	—	—	(9,935)
Preferred stock dividends	—	—	—	—	—	(11,982)	—	—	(11,982)
Common stock dividends	—	—	—	—	—	(216,224)	—	—	(216,224)
Balance, December 31, 2023	6,847	48,799	$7	$49	$4,318,155	$(2,220,567)	$(826,460)	$—	$1,271,184
Other Comprehensive loss	—	—	—	—	—	—	(14,394)	—	(14,394)
Issuance of common stock, net	—	13,624	—	13	265,687	—	—	—	265,700
Stock based compensation, net of withholding requirements	—	59	—	—	3,241	—	—	—	3,241
Common stock repurchased	—	(70)	—	—	(1,344)	—	—	—	(1,344)
Preferred stock dividends	—	—	—	—	—	(11,982)	—	—	(11,982)
Common stock dividends	—	—	—	—	—	(150,990)	—	—	(150,990)
Balance, December 31, 2024	6,847	62,412	$7	$62	$4,585,739	$(2,383,539)	$(840,854)	$—	$1,361,415
Other Comprehensive income	—	—	—	—	—	—	322,687	—	322,687
Issuance of Preferred stock, net	201	—	—	—	4,118	—	—	—	4,118
Issuance of common stock, net	—	50,797	—	51	874,116	—	—	—	874,167
Stock based compensation, net of withholding requirements	—	57	—	—	2,125	—	—	—	2,125
Common stock repurchased	—	(1,351)	—	(1)	(19,946)	—	—	—	(19,947)
Preferred stock dividends	—	—	—	—	—	(12,038)	—	—	(12,038)
Common stock dividends	—	—	—	—	—	(271,474)	—	—	(271,474)
Balance, December 31, 2025	7,048	111,915	$7	$112	$5,446,152	$(2,667,051)	$(518,167)	$—	$2,261,053
See consolidated financial statement notes.

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollar amounts in thousands)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows Provided By (Used In) Operating Activities:
Net Income (Loss)	$322,687	$(14,394)	$(67,923)
Adjustments to reconcile net income (loss) to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net (accretion) amortization of premium (discount) on Agency Securities	1,940	(345)	3,388
Net amortization of U.S. Treasury Securities	90	—	131
Realized loss on sale of Agency Securities, available for sale	—	—	7,471
(Gain) Loss on Agency Securities, trading, net	(514,836)	348,646	52,665
(Gain) Loss on U.S. Treasury Securities, net	9,990	(37,602)	43,093
Stock based compensation	2,125	3,241	3,201
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(32,906)	(5,873)	(18,474)
(Increase) decrease in prepaid and other assets	(287)	(159)	841
Change in derivatives, at fair value	314,537	(34,402)	99,064
Increase in accrued interest payable- repurchase agreements	27,177	5,581	7,413
(Decrease) increase in accrued interest payable- U.S. Treasury Securities sold short	(3,801)	(1,248)	1,631
(Decrease) increase in accounts payable and other accrued expenses	(2,514)	(1,986)	315
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$124,202	$261,459	$132,816
Cash Flows Provided By (Used In) Investing Activities:
Purchases of Agency Securities (including $0, $0 and $57,039 with BUCKLER, respectively)	(9,598,275)	(7,338,995)	(10,288,661)
Purchases of U.S. Treasury Securities (including $454,164, $0 and $155,857 with BUCKLER, respectively)	(1,705,115)	(869,257)	(1,465,748)
Principal repayments of Agency Securities	1,696,914	1,053,625	803,158
Proceeds from sales of Agency Securities	1,634,243	4,589,515	6,290,592
Proceeds from sales of U.S. Treasury Securities (including $100,502, $0 and $154,875 with BUCKLER, respectively)	603,493	1,050,019	1,270,141
Disbursements on reverse repurchase agreements (including $(1,860,188), $(4,643,450) and $(2,774,490), respectively with BUCKLER)	(2,268,875)	(5,829,200)	(2,774,490)
Receipts from reverse repurchase agreements (including $2,307,250, $4,550,325 and $3,124,829, respectively with BUCKLER)	2,767,125	5,684,888	3,124,829
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollar amounts in thousands)

Increase (decrease) in cash collateral posted by counterparties	(414,430)	(26,273)	(103,461)
Proceeds from subordinated loan due to BUCKLER	—	—	105,000
Net cash and cash equivalents and cash collateral posted to counterparties used in investing activities	$(7,284,920)	$(1,685,678)	$(3,038,640)

Cash Flows Provided By (Used In) Financing Activities:
Issuance of Series C Preferred stock, net of expenses	4,082	—	—
Issuance of common stock, net of expenses	874,117	265,660	450,117
Proceeds from repurchase agreements (including $89,783,916, $59,055,222 and $69,806,936, respectively with BUCKLER)	157,010,813	105,402,159	119,704,734
Principal repayments on repurchase agreements (including $(86,699,441), $(58,734,577) and $(68,737,266), respectively with BUCKLER)	(150,281,097)	(104,191,999)	(116,870,149)
Series C Preferred stock dividends paid	(12,038)	(11,982)	(11,982)
Common stock dividends paid	(271,424)	(150,950)	(216,193)
Common stock repurchased, net	(19,947)	(1,344)	(9,935)
Net cash and cash equivalents and cash collateral posted to counterparties provided by financing activities	$7,304,506	$1,311,544	$3,046,592
Net increase (decrease) in cash and cash equivalents and cash collateral posted to counterparties	143,788	(112,675)	140,768
Cash and cash equivalents and cash collateral posted to counterparties - beginning of year	146,183	258,858	118,090
Cash and cash equivalents and cash collateral posted to counterparties - end of year	$289,971	$146,183	$258,858
Supplemental Disclosure:
Cash paid during the year for interest	$735,444	$686,182	$607,030
Non-Cash Investing Activities:
Payable for unsettled purchases	$(302,094)	$(103,509)	$(171,513)
Net unrealized gain (loss) on available for sale Agency Securities	$—	$—	$4,056
Non-Cash Financing Activities:
Amounts receivable for issuance of preferred stock	$36	$—	$—
See consolidated financial statement notes.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

References to “we,” “us,” “our,” or the “Company” are to ARMOUR Residential REIT, Inc. (“ARMOUR”) and its subsidiaries. References to “ACM” are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer, which was controlled by ACM. Subsequent to year-end, ACM and BUCKLER are now under common control. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar and share amounts are presented in thousands, except per share amounts or as otherwise noted.
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
At December 31, 2025, our investments in securities included mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities") and U.S. Treasury Securities. At December 31, 2024, we invested solely in MBS. Our investment in securities consists primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

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
Repurchase Agreements, net
We finance the acquisition of the majority of our MBS through the use of repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have moved in close relationship to the Federal Funds Effective Rate ("Federal Funds Rate") and the Secured Overnight Financing Rate ("SOFR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the prevailing interest rate. The repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines or allow us to take back certain pledged collateral if values increase.
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At December 31, 2025 and December 31, 2024, we had $0 and $498,250 ($447,063 of which were with BUCKLER), respectively, in reverse repurchase agreements which are recorded in repurchase agreements, net on our consolidated balance sheet.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At December 31, 2025 and December 31, 2024 we had obligations to return securities received as collateral associated with our reverse repurchase agreements of $0 and $493,433, respectively.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

is commonly referred to as a “dollar roll.” When it is reasonably possible that we will pair off a TBA Agency Security, we account for that contract as a derivative.
Revenue Recognition
Interest income is earned and recognized on Agency Securities based on their unpaid principal amounts and their contractual terms. We record interest payable for interest received on securities sold during the period between the trade date and settlement date and interest receivable for purchases during the period between the trade date and settlement date. Premiums and discounts associated with the purchase of Multi-Family MBS, which are generally not subject to prepayment, are amortized or accreted into interest income over the contractual lives of the securities using a level yield method. Premiums and discounts associated with the purchase of other Agency Securities are amortized or accreted into interest income over the actual lives of the securities, reflecting actual prepayments as they occur. Purchase and sale transactions (including TBA Agency Securities) are recorded on the trade date, based on the specific identification method, to the extent it is probable that we will take or make timely physical delivery of the related securities. Gains or losses realized from sales of available for sale securities were reclassified into income from Comprehensive Income (Loss) and were determined using the specific identification method.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024.

December 31, 2025	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$19,417,640	$—	$19,417,640
U.S. Treasury Securities	$598,109	$—	$—	$598,109
Derivatives	$17,820	$593,724	$—	$611,544
Liabilities at Fair Value:
Derivatives	$93	$19,210	$—	$19,303

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

December 31, 2024	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$12,439,414	$—	$12,439,414
Derivatives	$13,300	$894,763	$—	$908,063
Liabilities at Fair Value:
Obligations to return securities as collateral	$—	$493,433	$—	$493,433
Derivatives	$328	$957	$—	$1,285
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2025 or for the year ended December 31, 2024.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables (categorized as Level 1) and borrowings under repurchase agreements, net (categorized as Level 2), which are presented in our consolidated financial statements at cost, which approximates fair value at December 31, 2025 and December 31, 2024.
Note 5 - Investments in Securities

As of December 31, 2025 and December 31, 2024, our securities portfolio consisted of $20,015,749 and $12,439,414 of trading securities, at fair value, respectively.
The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at December 31, 2025 and December 31, 2024.

December 31, 2025	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$19,380,804	$19,257,086	$(87,828)	$248,382	$19,417,640
U.S. Treasury Securities	600,000	598,760	(1,078)	427	598,109
Totals	$19,980,804	$19,855,846	$(88,906)	$248,809	$20,015,749

December 31, 2024	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$12,957,039	$12,806,504	$(370,044)	$2,954	$12,439,414
Totals	$12,957,039	$12,806,504	$(370,044)	$2,954	$12,439,414

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

The following tables summarize the weighted average lives of our investments in securities at December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	1,934,537	1,910,316	—	—
≥ 3 years and < 5 years	8,305,993	8,201,320	1,329,834	1,341,663
≥ 5 years	9,775,219	9,744,210	11,109,580	11,464,841
Totals	$20,015,749	$19,855,846	$12,439,414	$12,806,504
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at December 31, 2025 and December 31, 2024 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
Note 6 - Repurchase Agreements, net

At December 31, 2025, we had active MRAs with 35 counterparties and had $17,941,796 in outstanding borrowings with 22 of those counterparties. At December 31, 2024, we had active MRAs with 33 counterparties and had $10,713,830 in outstanding borrowings with 17 of those counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS purchases at December 31, 2025 and December 31, 2024. Our repurchase agreements require excess collateral, known as a "haircut." At December 31, 2025, the average gross haircut percentage was 2.73% compared to 2.77% at December 31, 2024. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

December 31, 2025	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days	$17,941,796	4.01%	15
Total or Weighted Average	$17,941,796	4.01%	15

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

December 31, 2024	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days (1)	$10,466,630	4.72%	17
> 30 days to ≤ 60 days	247,200	4.63%	31
Total or Weighted Average	$10,713,830	4.72%	17
(1) Net of reverse repurchase agreements of $498,250 ($447,063 of which were with BUCKLER). Obligations to return securities received as collateral of $493,433 associated with the reverse repurchase agreements all matured in January 2024.
The following tables present information about the gross and net securities purchased and sold under our repurchase agreements, net on the accompanying consolidated balance sheets at December 31, 2024. We did not have reverse repurchase agreements at December 31, 2025.

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
(1) The fair value of securities pledged against our repurchase agreements was $11,796,858 at December 31, 2024.
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
At December 31, 2025 and December 31, 2024, BUCKLER accounted for 47.0% and 45.7%, respectively, of our aggregate borrowings and had an amount at risk of 7.1% and 8.0%, respectively, of our total stockholders' equity with a weighted average maturity of 13 days and 15 days, respectively, on repurchase agreements, net (see Note 14 - Related Party Transactions).

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

In addition, at December 31, 2025, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 12.1% of our repurchase agreement borrowings outstanding at December 31, 2025. At December 31, 2024, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 19.9% of our repurchase agreement borrowings at December 31, 2024.
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

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
The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at December 31, 2025 and December 31, 2024.

		Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2025
Interest rate swap contracts (2)	$593,724	$(19,210)	$(244,878)	$329,635
Futures contracts	17,820	(93)	53,210	70,937
Totals	$611,544	$(19,303)	$(191,668)	$400,573

December 31, 2024
Interest rate swap contracts (2)	$894,714	$—	$(781,923)	$112,791
Futures contracts	13,300	(328)	24,702	37,674
TBA Agency Securities	49	(957)	1,578	670
Totals	$908,063	$(1,285)	$(755,643)	$151,135
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $15,329 and $47,045 of centrally-cleared interest rate swap contracts, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

		Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
December 31, 2025
Interest rate swap contracts (2)	$(19,210)	$19,210	$—	$—
Futures contracts	(93)	93	—	—
Totals	$(19,303)	$19,303	$—	$—

December 31, 2024
Futures contracts	$(328)	$328	$—	$—
TBA Agency Securities	(957)	957	—	—
Totals	$(1,285)	$1,285	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(19,210) of centrally-cleared interest rate swap contracts.
The following table represents the information regarding our derivatives which are included in Gain (Loss) on derivatives, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Income (Loss) Recognized
	For the Years Ended
Derivatives	December 31, 2025	December 31, 2024	December 31, 2023
Interest rate swap contracts (1)	$(185,332)	$245,537	$58,300
Futures contracts	(107,604)	21,569	(30,645)
TBA Agency Securities	7,187	56,394	24,093
Total Gain (Loss) on Derivatives, net	$(285,749)	$323,500	$51,748
(1)Includes $(102,574), $42,102 and $36,547 of centrally-cleared interest rate swap contracts, entered into for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

The following tables present information about our derivatives at December 31, 2025 and December 31, 2024.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
December 31, 2025
< 3 years	$6,475,000	25	3.02%
≥ 3 years and < 5 years	1,802,000	52	0.53%
≥ 5 years and < 7 years	2,400,000	69	1.43%
≥ 7 years and < 10 years	1,350,000	111	3.73%
≥ 10 years	300,000	176	3.96%
Total or Weighted Average (2)	$12,327,000	51	2.44%

December 31, 2024
< 3 years	$1,255,000	24	0.60%
≥ 3 years and < 5 years	604,000	58	0.49%
≥ 5 years and < 7 years	2,648,000	71	0.85%
≥ 7 years	2,725,000	108	3.20%
Total or Weighted Average (3)	$7,232,000	76	1.66%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $7,393,000 notional are SOFR based swaps, the last of which matures in 2040; and $4,934,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032. Of this amount, $7,193,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2040.
(3)Of this amount, $2,225,000 notional are SOFR based swaps, the last of which matures in 2034; and $5,007,000 notional are Federal Funds Rate based swaps, the last of which matures in 2032. Of this amount, $2,025,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2034.
Note 8 - Commitments and Contingencies

Management Agreement
The Company is managed by ACM, pursuant to a management agreement (see also Note 14, “Related Party Transactions”). The management agreement entitles ACM to receive a management fee payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At December 31, 2025, December 31, 2024 and December 31, 2023, the effective management fee was 0.89%, 0.92% and 0.93% prior to management fees waived, and 0.77%, 0.77% and 0.77%, after management fees waived, based on gross equity raised of $5,366,343, $4,498,880 and $4,231,965, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

During each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023 ACM voluntarily waived management fees of $6,600, or $550 per month of its contractual management fee. The monthly management fees are not calculated based on the performance of our assets. Accordingly, the payment of our monthly management fees may not decline in the event of a decline in our earnings and may cause us to incur losses. We are also responsible for any costs and expenses that ACM incurs solely on our behalf other than the various overhead expenses specified in the terms of the management agreement.
On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntarily waiver. The termination of the waiver is effective for the contractual management fee that becomes due and payable after February 1, 2026 (relating to services for the month of January 2026). This waiver did not constitute a waiver of any other amounts due to ACM from ARMOUR under the management agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the Third Amended and Restated 2009 Stock Incentive Plan (the “Plan”).
On February 14, 2023, the Company extended the contractual term of the management agreement through December 31, 2029. Based on the management fee base, gross equity raised, as of December 31, 2025, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
2026	47,748
2027	47,748
2028	47,748
2029	47,748
Total	$190,992
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at December 31, 2025 and December 31, 2024.
Note 9 - Stock Based Compensation

We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At December 31, 2025, there were 3 shares available for future issuance under the Plan.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

Transactions related to awards for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 are summarized below:

	For the Years Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	170	$36.38	298	$38.21	114	$64.40
Granted (1)	225	$16.60	—	$—	260	$29.65
Vested	(70)	$33.19	(73)	$48.90	(76)	$48.24
Forfeited	—	$—	(55)	$29.65	—	$—
Unvested RSU Awards Outstanding end of period	325	$23.37	170	$36.38	298	$38.21
(1)During the year ended December 31, 2025 135 RSUs were granted to certain officers of ARMOUR and 90 RSUs were granted to the Board. During the year ended December 31, 2023, 196 RSUs were granted to certain officers of ARMOUR and 64 RSUs were granted to the Board.
At December 31, 2025, there was approximately $7,602 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $23.37 per share), which we expect to recognize as an expense as follows: in 2026 an expense of $2,540, in 2027 an expense of $2,062, and thereafter an expense of $3,000. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.
Note 10 - Stockholders' Equity

The following table presents the components of cumulative distributions to stockholders at December 31, 2025, December 31, 2024 and December 31, 2023.

Cumulative Distributions to Stockholders	December 31, 2025	December 31, 2024	December 31, 2023
Preferred dividends	$180,829	$168,791	$156,809
Common stock dividends	2,486,222	2,214,748	2,063,758
Total	$2,667,051	$2,383,539	$2,220,567
Preferred Stock
At December 31, 2025 and December 31, 2024, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At December

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

31, 2025, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, were designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At December 31, 2025 and December 31, 2024, we had 7,048 and 6,847 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $176,196 and $171,175 in the aggregate, respectively. At December 31, 2025 and December 31, 2024, there were no accrued or unpaid dividends on the Series C Preferred Stock. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement (as defined below), totaled 2,952 and 3,153 at December 31, 2025 and December 31, 2024.
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
During the year ended December 31, 2025, we sold 201 shares of Series C Preferred Stock under the Preferred C ATM Sales Agreement for proceeds of $4,118, net of issuance costs and commissions of approximately $146.
In the first quarter of 2026, through February 11, 2026, we sold 230 shares of Series C Preferred Stock under the Preferred C ATM Sales Agreement for proceeds of $4,787, net of issuance costs and commissions of approximately $48. See Note 14 - Related Party Transactions for discussion of transactions with BUCKLER.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares of Series C Preferred Stock may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Exchange Act and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the years ended December 31, 2025, December 31, 2024 or December 31, 2023.
Common Stock
At December 31, 2025 and December 31, 2024, we were authorized to issue up to 175,000 and 125,000 shares of common stock, par value $0.001 per share, respectively, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 111,915 and 62,412 shares of common stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

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
The 2021 Common stock ATM Sales Agreement related to an "at-the-market" offering program. The 2021 Common stock ATM Sales Agreement provided that we would pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our common stock sold through the designated agent under the 2021 Common stock ATM Sales Agreement. Sales from January 2023 through July 2023 fully utilized the shares allocated to the 2021 Common stock ATM Sales Agreement, which was completed.
On July 26, 2023 we entered into a new Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we may offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent and on June 20, 2024 it was further amended to add BTIG, LLC as a sales agent. On August 23, 2024, the 2023 Common stock ATM Sales Agreement was amended to increase by 25,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On September 20, 2024, the 2023 Common stock ATM Sales Agreement was further amended to add Janney Montgomery Scott LLC ("Janney"), as a sales agent. On February 13, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 15,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On July 25, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 9,500 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On January 28, 2026, the 2023 Common stock ATM Sales Agreement was further amended to increase by 15,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement and to remove Janney as a sales agent, and add Huntington Securities, Inc. as a sales agent.
The following table presents our common stock ATM transactions for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. See Note 14 - Related Party Transactions for discussion of transactions with BUCKLER.

For the year ended	Common ATM shares sold	Net Proceeds	Issuance Costs and Commissions
2025 (1)	32,290	$575,554	$4,856
2024 (1)	13,619	$265,614	$2,545
2023 (1)	3,328	$82,100	$903
2023 (2)	13,305	367,997	3,725
(1)2023 Common stock ATM Sales Agreement.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

(2)2021 Common stock ATM Sales Agreement.
In the first quarter of 2026, through January 28, 2026, we sold 7,469 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $137,990, net of issuance costs and commissions of approximately $1,108.
During the year ended December 31, 2025, we issued 7 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $111.
Common Stock Repurchase Program
At December 31, 2025 and December 31, 2024, there were 866 and 2,217 authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). Under the Common Stock Repurchase Program, shares of common stock may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued.
The following table presents our common stock repurchase transactions under the Common Stock Repurchase Program for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. See Note 14 - Related Party Transactions for discussion of transactions with BUCKLER.

For the year ended	Number of shares repurchased	Cost
2025	(1,351)	$(19,947)
2024	(70)	$(1,344)
2023(1)	(11)	$(233)
2023	(466)	$(9,702)
(1) Fractional shares repurchased in connection with the Reverse Stock Split.
Equity Capital Activities
The following tables present our equity transactions for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - December 31, 2025	201	$20.50	$4,118
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,502
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.82	$575,554

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

DRIP shares issued	January 27, 2025 - December 29, 2025	7	$16.59	$111
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)
(1)Weighted average price

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2024
2023 Common stock ATM Sales Agreement	July 26, 2024 - December 27, 2024	13,619	$19.50	$265,614
DRIP shares issued	January 25, 2024 - December 30, 2024	5	$18.95	$86
Common stock repurchased	January 22, 2024 - January 25, 2024	(70)	$19.31	$(1,344)
(1)Weighted average price

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (Costs)
December 31, 2023
2021 Common stock ATM Sales Agreement	January 4, 2023 - July 12, 2023	13,305	$27.66	$367,997
2023 Common stock ATM Sales Agreement	July 26, 2023 - September 29, 2023	3,328	$24.66	$82,100
DRIP shares issued	July 25, 2023 - September 29, 2023	3	$19.71	$51
Common stock repurchased	March, May and September, October and November	(477)	$20.80	$(9,935)
(1)Weighted average price
Dividends
On January 27, 2026, a cash dividend of $0.1458 per outstanding share of Series C Preferred Stock, or $1,041 in the aggregate, was paid to holders of record on January 15, 2026. We have also declared cash dividends of $0.1458 payable February 27, 2026 and March 27, 2026 to holders of record on February 15, 2026 and March 15, 2026, respectively.
On January 29, 2026, a cash dividend of $0.24 per outstanding common share, or $27,796 in the aggregate, was paid to holders of record on January 15, 2026. We have also declared cash dividends of $0.24 per outstanding common share payable February 27, 2026 and March 30, 2026 to holders of record on February 17, 2026 and March 16, 2026, respectively.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

The following table presents our Series C Preferred Stock dividend transactions for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

2025 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2025	January 27, 2025	$0.14583	$998
February 15, 2025	February 27, 2025	$0.14583	1,001
March 15, 2025	March 27, 2025	$0.14583	1,001
April 15, 2025	April 28, 2025	$0.14583	1,001
May 15, 2025	May 27, 2025	$0.14583	1,001
June 15, 2025	June 27, 2025	$0.14583	1,001
July 15, 2025	July 28, 2025	$0.14583	1,001
August 15, 2025	August 27, 2025	$0.14583	1,001
September 15, 2025	September 29, 2025	$0.14583	1,001
October 15, 2025	October 27, 2025	$0.14583	1,003
November 15, 2025	November 28, 2025	$0.14583	1,003
December 15, 2025	December 29, 2025	$0.14583	1,026
Total dividends paid			$12,038

2024 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2024	January 29, 2024	$0.14583	998.5
February 15, 2024	February 27, 2024	$0.14583	998.5
March 15, 2024	March 27, 2024	$0.14583	998.5
April 15, 2024	April 29, 2024	$0.14583	998.5
May 15, 2024	May 28, 2024	$0.14583	998.5
June 15, 2024	June 27, 2024	$0.14583	998.5
July 15, 2024	July 29, 2024	$0.14583	998.5
August 15, 2024	August 27, 2024	$0.14583	998.5
September 15, 2024	September 27, 2024	$0.14583	998.5
October 15, 2024	October 28, 2024	$0.14583	998.5
November, 15, 2024	November 27, 2024	$0.14583	998.5
December 15, 2024	December 27, 2024	$0.14583	998.5
Total dividends paid			$11,982

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

2023 Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2023	January 27, 2023	$0.14583	998.5
February 15, 2023	February 27, 2023	$0.14583	998.5
March 15, 2023	March 27, 2023	$0.14583	998.5
April 15, 2023	April 27, 2023	$0.14583	998.5
May 15, 2023	May 30, 2023	$0.14583	998.5
June 15, 2023	June 27, 2023	$0.14583	998.5
July 15, 2023	July 27, 2023	$0.14583	998.5
August 15, 2023	August 28, 2023	$0.14583	998.5
September 15, 2023	September 27, 2023	$0.14583	998.5
October 15, 2023	October 27, 2023	$0.14583	998.5
November, 15, 2023	November 27, 2023	$0.14583	998.5
December 15, 2023	December 27, 2023	$0.14583	998.5
Total dividends paid			$11,982
The following tables present our common stock dividend transactions for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

2025 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2025	January 30, 2025	$0.24	$16,009
February 14, 2025	February 27, 2025	$0.24	18,384
March 17, 2025	March 27, 2025	$0.24	19,689
April 15, 2025	April 29, 2025	$0.24	19,661
May 15, 2025	May 29, 2025	$0.24	19,954
June 16, 2025	June 27, 2025	$0.24	20,823
July 15, 2025	July 30, 2025	$0.24	22,028
August 15, 2025	August 29, 2025	$0.24	27,085
September 15, 2025	September 29, 2025	$0.24	27,083
October 15, 2025	October 30, 2025	$0.24	26,919
November 17, 2025	November 28, 2025	$0.24	26,920
December 15, 2025	December 29, 2025	$0.24	26,919
Total dividends paid			$271,474

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

2024 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 16, 2024	January 30, 2024	$0.24	$11,787
February 15, 2024	February 28, 2024	$0.24	11,770
March 15, 2024	March 28, 2024	$0.24	11,755
April 15, 2024	April 29, 2024	$0.24	11,756
May 15, 2024	May 28, 2024	$0.24	11,756
June 17, 2024	June 27, 2024	$0.24	11,754
July 15, 2024	July 30, 2024	$0.24	11,755
August 15, 2024	August 29, 2024	$0.24	12,532
September 16, 2024	September 27, 2024	$0.24	13,188
October 15, 2024	October 30, 2024	$0.24	13,389
November, 15, 2024	November 27, 2024	$0.24	14,623
December 16, 2024	December 30, 2024	$0.24	14,925
Total dividends paid			$150,990

2023 Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 17, 2023	January 30, 2023	$0.50	$17,007
February 15, 2023	February 27, 2023	$0.50	19,471
March 15, 2023	March 28, 2023	$0.40	15,526
April 17, 2023	April 27, 2023	$0.40	15,788
May 15, 2023	May 30, 2023	$0.40	15,964
June 15, 2023	June 29, 2023	$0.40	16,585
July 17, 2023	July 28, 2023	$0.40	18,405
August 15, 2023	August 30, 2023	$0.40	19,123
September 15, 2023	September 28, 2023	$0.40	19,310
October 16, 2023	October 30, 2023	$0.40	19,730
November, 15, 2023	November 29, 2023	$0.40	19,671
December 15, 2023	December 28, 2023	$0.40	19,644
Total dividends paid			$216,224

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

Note 11 - Net Income per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net Income (Loss)	$322,687	$(14,394)	$(67,923)
Less: Preferred dividends	(12,038)	(11,982)	(11,982)
Net Income (Loss) available (related) to common stockholders	$310,649	$(26,376)	$(79,905)

Weighted average common shares outstanding – basic	93,943	52,158	43,054
Add: Effect of dilutive non-vested awards, assumed vested	325	—	—
Weighted average common shares outstanding – diluted	94,268	52,158	43,054

Net Income (Loss) per share available (related) to common stockholders - basic	$3.31	$(0.51)	$(1.86)
Net Income (Loss) per share available (related) to common stockholders - diluted	$3.30	$(0.51)	$(1.86)
For the years ended December 31, 2024 and December 31, 2023, 170 and 298, respectively, of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

Note 12 - Comprehensive Income (Loss) per Common Share

The following table presents a reconciliation of comprehensive income (loss) and the shares used in calculating weighted average basic and diluted comprehensive loss per common share for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Comprehensive Income (Loss)	$322,687	$(14,394)	$(56,396)
Less: Preferred dividends	(12,038)	(11,982)	(11,982)
Comprehensive Income (Loss) available (related) to common stockholders	$310,649	$(26,376)	$(68,378)
Comprehensive Income (Loss) per share available (related) to common stockholders:
Basic	$3.31	$(0.51)	$(1.59)
Diluted	$3.30	$(0.51)	$(1.59)
Weighted average common shares outstanding:
Basic	93,943	52,158	43,054
Add: Effect of dilutive non-vested awards, assumed vested	325	—	—
Diluted	94,268	52,158	43,054
For the years ended December 31, 2024 and December 31, 2023, 170 and 298 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Comprehensive Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

Note 13 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
GAAP net income (loss)	$322,687	$(14,394)	$(67,923)
Book to tax differences:
TRS (income) loss	(49)	(51)	81
Premium amortization expense		—	(1)
Agency Securities, trading	(514,836)	348,646	52,665
U.S. Treasury Securities	9,990	(37,602)	43,093
Changes in interest rate contracts	475,165	(93,236)	167,963
Loss on Security sales	—	—	7,471
Amortization of deferred hedging costs	(71,930)	(82,209)	(103,669)
Amortization of deferred Treasury Future gains	8,392	16,753	23,161
Other	313	2,134	1,876
Estimated REIT taxable income	$229,732	$140,041	$124,717
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At December 31, 2025 and December 31, 2024, we had approximately $(313,284) and $(189,450) of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the years 2040 and 2034, respectively. At December 31, 2025, we had $257,341 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2022	(732,477)	2027
2023	(472,002)	2028
2024	(46,823)	2029
2025	(4,137)	2030
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at December 31, 2025, by approximately $106,444, or approximately $0.95 per common share (based on the 111,915 common shares then outstanding). State and federal tax returns for the years 2022 and later remain open and are subject to possible examination.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were $283,512, $162,972 and $228,206, respectively.
Our estimated REIT taxable income and dividend requirements to maintain our REIT status are determined on an annual basis. Dividends paid in excess of current tax earnings and profits for the year will generally not be taxable to common stockholders. The portion of the dividends on our common stock which represented non-taxable return of capital was 19.6% in 2025, 14.8% in 2024 and 47.5% in 2023.
Our management is responsible for determining whether tax positions taken by us are more likely than not to be sustained on their merits. We have no material unrecognized tax benefits or material uncertain tax positions for all periods presented.
Note 14 - Related Party Transactions

ACM
The Company is managed by ACM, pursuant to a management agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The management agreement runs through December 31, 2029 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination.During each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023 ACM voluntarily waived management fees of $6,600, or $550 per month of its contractual management fee. On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntarily waiver (see Note 8 - Commitments and Contingencies).
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

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

The following table reconciles the fees incurred in accordance with the management agreement for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
ARMOUR management fees	$45,464	$39,726	$38,121
Less management fees waived	(6,600)	(6,600)	(6,600)
Total management fee expense	$38,864	$33,126	$31,521
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses, which are included in Other Operating expenses in the consolidated statements of operations specified in the terms of the management agreement. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 we reimbursed ACM $2,803, $965 and $535, respectively for other expenses incurred on our behalf. In 2020, 2021, 2023 and 2025, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over 5 years. In 2020, 2021, 2023, and 2025 we elected to grant RSUs to the Board. We recognized stock based compensation expense of $300, $350 and $456 for the years ended, December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
BUCKLER
At December 31, 2025, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreements, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER.
The value of the investment was $583 at December 31, 2025 and $453 at December 31, 2024 reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the BUCKLER operating agreement that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing.
BUCKLER's operating agreement (as may be amended and restated from time to time, the "BUCKLER operating agreement") contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. Other protective provisions in the BUCKLER operating agreement include (1) the requirement for the approval from the independent directors of the Company of any third-party business engaged by BUCKLER so long as any loan amount or indebtedness remains outstanding under the on demand subordinated loan agreements (as described more fully below) and (2) the independent directors may under certain circumstances cause BUCKLER to wind up and dissolve and promptly return certain on demand subordinated loans we provide to BUCKLER as regulatory capital. For each of the years ended December 31, 2025 and December 31, 2024, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the BUCKLER operating agreement.

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

Effective March 20, 2023, the Company committed to provide on demand a subordinated loan agreement to BUCKLER in an amount up to $200,000; this commitment has been automatically extended through March 20, 2027. Effective February 28, 2025, the Company committed to provide an additional on demand subordinated loan agreement to BUCKLER in the amount of $50,000 that extends through February 28, 2028. These commitments are collateralized by mortgage backed and/or U.S. Treasury Securities owned by the Company and pledged to BUCKLER. They are treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the securities to secure its own borrowings. The scheduled maturity dates of the on demand subordinated loan agreements shall automatically be extended by an additional one year, unless the Company notifies BUCKLER of non-renewal, thirteen months in advance, on or before the scheduled maturity dates.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the year ended December 31, 2025.
The following table presents our common stock ATM transactions, with BUCKLER as the sales agent, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (see Note 10 - Stockholders' Equity).

For the year ended	Common ATM shares sold	Net Proceeds	Commissions
2025 (1)	19,890	$351,129	$2,653
2024 (1)	11,370	$221,472	$1,740
2023 (1)	3,113	$77,092	$661
2023 (2)	8,626	$246,672	$2,358
(1)2023 Common stock ATM Sales Agreement.
(2)2021 Common stock ATM Sales Agreement.
During the first quarter of 2026, through January 28, 2026, with BUCKLER as the sales agent, under the 2023 Common stock ATM Sales Agreement, we sold 7,469 common shares for proceeds of $138,055, net of issuance costs and commissions of approximately $1,043.
The following table presents the common stock repurchased, with BUCKLER, under our current repurchase authorization, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (see Note 10 - Stockholders' Equity).

For the year ended	Common shares repurchased	Net Cost (including commissions)	Commissions
2025	(1,351)	$(19,945)	$(149)
2024	(70)	$(1,344)	$(11)
2023	(466)	$(9,702)	$(82)

ARMOUR Residential REIT, Inc.
FINANCIAL STATEMENT NOTES
(U.S dollar and share amounts in thousands, except per share)

Note 15 - Segment Reporting

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
Note 16 - Subsequent Events

Except as disclosed in Note 8, Note 10, and Note 14 no subsequent events were identified through the date of filing this Annual Report on Form 10-K.

ARMOUR Residential REIT, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year that ended on December 31, 2025. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Internal Control Over Financial Reporting
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

ARMOUR Residential REIT, Inc.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) when making this assessment.
Based on management’s assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on the Company’s internal control over financial reporting. This report appears on page 71 of this Annual Report on Form 10-K.
Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ARMOUR Residential REIT, Inc.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K will be contained in and is hereby incorporated by reference to, the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
2023 Common stock ATM Sales Agreement	An equity sales agreement that we entered into on July 26, 2023 with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, as amended on October 25, 2023 to add StockBlock Securities LLC as a sales agent, as amended on June 20, 2024 to add BTIG, LLC as a sales agent, as amended on August 23, 2024 to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 25,000, as amended on September 20, 2024, to add Janney Montgomery Scott LLC as a sales agent, as amended on February 13, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 15,000, as further amended on July 25, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 9,500, and as further amended on January 28, 2026, to increase the number of shares of our common stock that may be offered and sold under the agreement by 15,000 and to remove Janney as a sales agent, and to add Huntington Securities, Inc. as a sales agent, pursuant to which we may offer and sell over a period of time and from time to time up to 64,500 shares of our common stock, par value $0.001 per share.
Agency CMBS	Commercial mortgage backed securities.
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
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

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

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

ARMOUR Residential REIT, Inc.
Glossary of Terms (continued)

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

Part IV
ARMOUR Residential REIT, Inc.

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements
See Part II, Item 8 – Financial Statements and Supplementary Data. Reference is made to the Index to Consolidated Financial Statements that appears on page 69 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Financial Statement Notes, listed in the Index to Consolidated Financial Statements, which appear beginning on page 70 of this Annual Report on Form 10-K, are incorporated by reference to this Item 15.
(2) Financial Statement Schedules
All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits

Exhibit Number	Exhibit Index
3.1
Articles of Amendment and Restatement of Articles of Incorporation of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.4 to ARMOUR's Current Report on Form 8-K filed with the SEC on November 12, 2009).

3.2	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 8, 2011).
3.3	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on December 1, 2011).
3.4
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.3 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012).

3.5
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc, effective July 31, 2015 (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015).

3.6
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc, effective July 31, 2015 (Incorporated by reference to Exhibit 3.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 3, 2015).

3.7
Articles Supplementary of 7.00% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.11 to ARMOUR's Registration Statement on Form 8-A (Reg. No. 001-34766), filed with the SEC on January 28, 2020).

3.8
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc., effective August 20, 2021, (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 20, 2021).

3.9	Articles of Amendment (incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K, filed on July 27, 2022).
3.10
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc., effective February 14, 2023 (incorporated by reference to Exhibit 3.10 to ARMOUR’s Annual Report on Form 10-K, filed February 15, 2023).

ARMOUR Residential REIT, Inc.
Exhibits and Financial Statement Schedules (continued)

3.11
Articles of Amendment to Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 2, 2023).

3.12
Articles of Amendment to the Articles of Amendment and Restatement of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 3.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on October 2, 2023).

3.13	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 23, 2024).
3.14
Amended and Restated Bylaws of ARMOUR Residential REIT, Inc., as amended on October 28, 2014 (incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2014).

3.15	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 5, 2025)
3.16	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to ARMOUR's Quarterly Report on Form 10-Q filed with the SEC on April 25, 2018).
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 †
4.2
Specimen Common Stock Certificate of ARMOUR Residential REIT, Inc. (incorporated by reference to Exhibit 4.2 of ARMOUR's Registration Statement on Form S-4 (Reg. No. 333-160870) filed with the SE on October 13, 2009).

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

10.2
First Amended and Restated Sub-Management Agreement, dated February 23, 2015, by and among Staton Bell Blank Check LLC, ARMOUR Capital Management LP and ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 10.6 to ARMOUR's Annual Report on Form 10-K filed with the SEC on February 24, 2015).

10.3
Equity Sales Agreement, dated January 29, 2020, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley FBR, Inc. and BUCKLER Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by ARMOUR Residential REIT, Inc. with the SEC on January 31, 2020).

10.4
Amendment No. 1, dated June 20, 2024, among ARMOUR Residential REIT, Inc., ARMOUR Capital Management LP, B. Riley Securities, Inc., BUCKLER Securities LLC and BTIG, LLC (Incorporated by reference to Exhibit 1.2 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 21, 2024).

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

10.6
Amendment No. 1, dated October 25, 2023, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc. and StockBlock Securities LLC (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by ARMOUR Residential REIT, Inc. with the SEC on October 25, 2023).

10.7
Amendment No. 2, dated June 20, 2024, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., StockBlock Securities LLC and BTIG, LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on June 21, 2024).

ARMOUR Residential REIT, Inc.
Exhibits and Financial Statement Schedules (continued)

10.8
Amendment No. 3, dated August 23, 2024, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., StockBlock Securities LLC and BTIG, LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on August 23, 2024).

10.9
Amendment No. 4, dated September 20, 2024, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc., B. Riley Securities, Inc., StockBlock Securities LLC, BTIG, LLC and Janney Montgomery Scott LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on September 20, 2024).

10.10
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

10.11
Amendment No. 6, dated July 25, 2025, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, B. Riley Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, Janney Montgomery Scott LLC, JonesTrading Institutional Services LLC, Ladenburg Thalmann & Co. Inc. and StockBlock Securities LLC (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 28, 2025).

10.12
Amendment No. 7, dated January 28, 2026, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, B. Riley Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, JonesTrading Institutional Services LLC, Ladenburg Thalmann & Co. Inc., StockBlock Securities LLC, and Huntington Securities, Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on January 28, 2026).

10.13
Eighth Amended and Restated Management Agreement, dated and effective as of February 14, 2023, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP †(incorporated by reference to Exhibit 10.2 to ARMOUR’s Annual Report on Form 10-K, filed on February 15, 2023).

10.14
Advisory Agreement, dated June 20, 2024, between ARMOUR Residential REIT, Inc. and Jeffrey Zimmer (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed by ARMOUR Residential REIT, Inc. with the SEC on July 24, 2024).

19.1	Amended and Restated Insider Trading Policy of ARMOUR Residential REIT, Inc. (Incorporated by reference to Exhibit 19.1 to ARMOUR's Annual Report of Form 10-K, filed on February 12, 2025).
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 ††
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 ††
97.1	ARMOUR Residential REIT, Inc. Policy Regarding the Mandatory Recovery of Compensation (Incorporated by reference to Exhibit 97.1 to ARMOUR’s Annual Report on Form 10-K, filed on March 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

ARMOUR Residential REIT, Inc.
Exhibits and Financial Statement Schedules (continued)

†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary
ARMOUR Residential REIT, Inc.

None.

II-1
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 18, 2026	ARMOUR RESIDENTIAL REIT, INC.
/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott J. Ulm	Chief Executive Officer, Head of Risk Management and Vice Chairman	February 18, 2026
Scott J. Ulm	(Principal Executive Officer)

/s/ Gordon M. Harper	Chief Financial Officer and Secretary	February 18, 2026
Gordon M. Harper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel C. Staton	Chairman of the Board of Directors	February 17, 2026
Daniel C. Staton

/s/ Marc H. Bell	Director	February 17, 2026
Marc H. Bell

/s/ Z. Jamie Behar	Director	February 17, 2026
Z. Jamie Behar

/s/ Carolyn Downey	Director	February 17, 2026
Carolyn Downey

/s/ Robert C. Hain	Director	February 17, 2026
Robert C. Hain

/s/ John P. Hollihan, III	Director	February 17, 2026
John P. Hollihan, III

/s/ Stewart J. Paperin	Director	February 17, 2026
Stewart J. Paperin