Form 10-Q
period 2026-03-31
Armour Residential REIT, Inc.
filed 2026-04-22
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of April 21, 2026 was 124,046,116.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$66,471	$63,270
Cash collateral posted to counterparties	147,707	226,701
Investments in securities, at fair value
Agency Securities (including pledged securities of $18,357,047 ($7,891,223 with BUCKLER) at March 31, 2026 and $18,071,863 ($8,324,007 with BUCKLER) at December 31, 2025)	19,497,548	19,417,640
U.S. Treasury Securities (including pledged securities of $989,541 ($642,912 with BUCKLER) at March 31, 2026 and $598,109 ($498,438 with BUCKLER) at December 31, 2025)	989,541	598,109
Derivatives, at fair value	661,015	611,544
Accrued interest receivable	88,607	86,153
Prepaid and other	3,715	1,742
Total Assets	$21,454,604	$21,005,159
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements, net (including $8,021,279 and $8,426,540, at March 31, 2026 and December 31, 2025, respectively with BUCKLER)	$18,463,834	$17,941,796
Cash collateral posted by counterparties	401,189	419,427
Payable for unsettled purchases	148,241	302,094
Derivatives, at fair value	14,445	19,303
Accrued interest payable- repurchase agreements (including $35,895 and $27,752, at March 31, 2026 and December 31, 2025, respectively with BUCKLER)	83,434	59,267
Accounts payable and other accrued expenses	6,437	2,219
Total Liabilities	$19,117,580	$18,744,106

Commitments and contingencies (Note 8 and Note 13)

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 7,355 shares and 7,048 shares issued and outstanding ($25.00 per share liquidation preference) at March 31, 2026 and December 31, 2025, respectively	7	7
Common stock, $0.001 par value, 175,000 shares authorized; 123,630 shares and 111,915 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	124	112
Additional paid-in capital	5,666,414	5,446,152
Cumulative distributions to stockholders	(2,756,503)	(2,667,051)
Accumulated net loss	(573,018)	(518,167)
Total Stockholders’ Equity	$2,337,024	$2,261,053
Total Liabilities and Stockholders’ Equity	$21,454,604	$21,005,159
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended March 31,
	2026	2025
Interest Income:
Interest Income	$249,201	$172,881
Interest expense (including $(80,775) and $(60,976), respectively with BUCKLER)	(178,487)	(136,540)
Net Interest Income	$70,714	$36,341
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	(182,595)	208,257
Loss on U.S. Treasury Securities, net	(10,648)	(12,906)
Gain (Loss) on derivatives, net (1)	83,025	(191,218)
Total Other Income (Loss)	$(110,218)	$4,133
Expenses:
Management fees	12,215	10,769
Compensation	953	811
Other operating	2,179	3,212
Total Expenses	$15,347	$14,792
Less management fees waived	—	(1,650)
Total Expenses after fees waived	$15,347	$13,142
Net Income (Loss)	$(54,851)	$27,332
Dividends on preferred stock	(3,175)	(3,000)
Net Income (Loss) available (related) to common stockholders	$(58,026)	$24,332

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$(0.49)	$0.32
Diluted	$(0.49)	$0.32
Dividends declared per common share	$0.72	$0.72
Weighted average common shares outstanding:
Basic	119,579	75,222
Diluted	119,579	75,380
(1) Interest income and expense related to our interest rate swap contracts is recorded in loss on derivatives, net on the consolidated statements of operations. For additional information, see financial statement Note 7.
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, December 31, 2024	6,847	62,412	$7	$62	$4,585,739	$(2,383,539)	$(840,854)	$1,361,415
Net income	—	—	—	—	—	—	27,332	27,332
Issuance of Preferred stock, net	17	—	—	—	279	—	—	279
Issuance of common stock, net	—	19,994	—	20	371,417	—	—	371,437
Stock based compensation, net of withholding requirements	—	10	—	—	465	—	—	465
Preferred stock dividends	—	—	—	—	—	(3,000)	—	(3,000)
Common stock dividends	—	—	—	—	—	(54,082)	—	(54,082)
Balance, March 31, 2025	6,864	82,416	$7	$82	$4,957,900	$(2,440,621)	$(813,522)	$1,703,846

Balance, December 31, 2025	7,048	111,915	$7	$112	$5,446,152	$(2,667,051)	$(518,167)	$2,261,053
Net loss	—	—	—	—	—	—	(54,851)	(54,851)
Issuance of Preferred stock, net	307	—	—	—	6,358	—	—	6,358
Issuance of common stock, net	—	11,822	—	12	215,358	—	—	215,370
Stock based compensation, net of withholding requirements	—	18	—	—	559	—	—	559
Common stock repurchased	—	(125)	—	—	(2,013)	—	—	(2,013)
Preferred stock dividends	—	—	—	—	—	(3,175)	—	(3,175)
Common stock dividends	—	—	—	—	—	(86,277)	—	(86,277)
Balance, March 31, 2026	7,355	123,630	$7	$124	$5,666,414	$(2,756,503)	$(573,018)	$2,337,024
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows Provided By (Used In) Operating Activities:
Net Income (loss)	$(54,851)	$27,332
Adjustments to reconcile net income (loss) to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net (accretion) amortization of premium on Agency Securities	3,338	(621)
Net accretion of U.S. Treasury Securities	(39)	—
(Gain) Loss on Agency Securities, trading, net	182,595	(208,257)
Loss on U.S. Treasury Securities, net	10,648	12,906
Stock based compensation	559	465
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(2,777)	(9,562)
Increase in prepaid and other assets	(1,973)	(2,567)
Change in derivatives, at fair value	(54,329)	253,248
Increase in accrued interest payable- repurchase agreements	24,167	22,575
Increase in accrued interest payable- U.S. Treasury Securities sold short	—	3,493
Increase in accounts payable and other accrued expenses	4,218	2,470
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$111,556	$101,482
Cash Flows Provided By (Used In) Investing Activities:
Purchases of Agency Securities	(2,022,637)	(2,405,583)
Purchases of U.S. Treasury Securities (includes $50,049 with BUCKLER through March 31, 2026)	(501,709)	—
Principal repayments of Agency Securities	712,142	274,007
Proceeds from sales of Agency Securities	891,124	234,204
Proceeds from sales of U.S. Treasury Securities	99,668	—
Disbursements on reverse repurchase agreements (includes $0 and $(461,250) with BUCKLER, respectively)	—	(613,250)
Receipts from reverse repurchase agreements (includes $0 and $447,063 with BUCKLER, respectively)	—	598,750
Decrease in cash collateral posted by counterparties	(18,238)	(178,400)
Net cash and cash equivalents and cash collateral posted to counterparties used in investing activities	$(839,650)	$(2,090,272)
Cash Flows Provided By (Used In) Financing Activities:
Issuance of Series C Preferred stock, net of expenses	6,358	279
Issuance of common stock, net of expenses	215,356	371,425
Proceeds from repurchase agreements (including $18,947,108 and $14,360,617, respectively with BUCKLER)	38,059,150	26,294,795
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Principal repayments on repurchase agreements (including $(19,352,369) and $(13,537,234), respectively with BUCKLER)	(37,537,112)	(24,503,333)
Series C Preferred stock dividends paid	(3,175)	(3,000)
Common stock dividends paid	(86,263)	(54,070)
Common stock repurchased	(2,013)	—
Net cash and cash equivalents and cash collateral posted to counterparties provided by financing activities	$652,301	$2,106,096
Net increase (decrease) in cash and cash equivalents and cash collateral posted to counterparties	(75,793)	117,306
Cash and cash equivalents and cash collateral posted to counterparties - beginning of period	289,971	146,183
Cash and cash equivalents and cash collateral posted to counterparties - end of period	$214,178	$263,489
Supplemental Disclosure:
Cash paid during the period for interest	$199,497	$132,272
Non-Cash Investing Activities:
Payable for unsettled purchases	$(148,241)	$—
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

References to "we," "us," "our," or the "Company" are to ARMOUR Residential REIT, Inc. ("ARMOUR") and its subsidiary. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer. ACM and BUCKLER are under common control. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar and share amounts are presented in thousands, except per share amounts or as otherwise noted.
We are an externally managed Maryland corporation incorporated in 2008, managed by ACM, an investment advisor registered with the Securities and Exchange Commission (the "SEC"), (see Note 8 - Commitments and Contingencies and Note 13 - Related Party Transactions). We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Our qualification as a REIT depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and our manner of operations enables us to meet the requirements for taxation as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on the REIT taxable income that we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some federal, state and local taxes on our income.
At March 31, 2026 and December 31, 2025, our investments in securities included mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities") and U.S. Treasury Securities. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K as of and for the year ended December 31, 2025.
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
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At March 31, 2026 and December 31, 2025 we did not have reverse repurchase agreements.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on the repurchase agreements, reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At March 31, 2026 and December 31, 2025, we did not have obligations to return securities received as collateral associated with our reverse repurchase agreements.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

March 31, 2026	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$19,497,548	$—	$19,497,548
U.S. Treasury Securities	$989,541	$—	$—	$989,541
Derivatives	$61,688	$599,327	$—	$661,015
Liabilities at Fair Value:
Derivatives	$790	$13,655	$—	$14,445

December 31, 2025	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$19,417,640	$—	$19,417,640
U.S. Treasury Securities	$598,109	$—	$—	$598,109
Derivatives	$17,820	$593,724	$—	$611,544
Liabilities at Fair Value:
Derivatives	$93	$19,210	$—	$19,303
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2026 or for the year ended December 31, 2025.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables (categorized as Level 1) and borrowings under repurchase agreements, net (categorized as Level 2), which are presented in our consolidated financial statements at cost, which approximates fair value at March 31, 2026 and December 31, 2025.
Note 5 - Investments in Securities

As of March 31, 2026 and December 31, 2025, our securities portfolio consisted of $20,487,089 and $20,015,749 of trading securities, at fair value, respectively.
We also had $584,377 and $0 of TBA Agency Securities, at fair value, which were reported at net carrying value of $(6,392) and $0, respectively, at March 31, 2026 and December 31, 2025. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at March 31, 2026 and December 31, 2025.

March 31, 2026	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$19,726,160	$19,528,927	$(161,883)	$130,504	$19,497,548
U.S. Treasury Securities	1,000,000	1,000,382	(10,841)	—	989,541
Totals	$20,726,160	$20,529,309	$(172,724)	$130,504	$20,487,089

December 31, 2025	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$19,380,804	$19,257,086	$(87,828)	$248,382	$19,417,640
U.S. Treasury Securities	600,000	598,760	(1,078)	427	598,109
Totals	$19,980,804	$19,855,846	$(88,906)	$248,809	$20,015,749
The following table summarizes the weighted average lives of our investments in securities at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	381,815	377,309	1,934,537	1,910,316
≥ 3 years and < 5 years	6,600,871	6,583,889	8,305,993	8,201,320
≥ 5 years	13,504,403	13,568,111	9,775,219	9,744,210
Totals	$20,487,089	$20,529,309	$20,015,749	$19,855,846
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at March 31, 2026 and December 31, 2025 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements, net

At March 31, 2026, we had active MRAs with 36 counterparties and had $18,463,834 in outstanding borrowings with 24 of those counterparties. At December 31, 2025, we had MRAs with 35 counterparties and had $17,941,796 in outstanding borrowings with 22 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS and Treasury purchases at March 31, 2026 and December 31, 2025. Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2026, the average haircut percentage was 2.61% compared to 2.63% at December 31, 2025. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

March 31, 2026	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days	$14,573,917	3.80%	14
> 30 days to ≤ 60 days	3,695,008	3.80%	46
> 90 days	194,909	3.78%	109
Total or Weighted Average	$18,463,834	3.80%	21

December 31, 2025	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days	$17,941,796	4.01%	15
Total or Weighted Average	$17,941,796	4.01%	15
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
At March 31, 2026 and December 31, 2025, BUCKLER accounted for 43.4% and 47.0% of our aggregate borrowings and had an amount at risk of 6.3% and 7.1%, respectively, of our total stockholders' equity with a weighted average maturity of 20 days and 13 days, respectively, on repurchase agreements, net (see Note 13 - Related Party Transactions).
In addition, at March 31, 2026, we had 3 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 16.9% of our repurchase agreement borrowings outstanding at March 31, 2026. At December 31, 2025, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 12.1% of our repurchase agreement borrowings at December 31, 2025.
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at March 31, 2026 and December 31, 2025.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2026
Interest rate swap contracts (2)	$599,327	$(7,263)	$(271,166)	$320,898
Futures contracts	61,688	(790)	10,418	71,316
TBA Agency Securities	—	(6,392)	7,721	1,329
Totals	$661,015	$(14,445)	$(253,027)	$393,543

December 31, 2025
Interest rate swap contracts (2)	$593,724	$(19,210)	$(244,878)	$329,635
Futures contracts	17,820	(93)	53,210	70,937
Totals	$611,544	$(19,303)	$(191,668)	$400,572
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $46,461 and $15,329 of centrally-cleared interest rate swap contracts, respectively.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
March 31, 2026
Interest rate swap contracts (2)	$(7,263)	$7,263	$—	$—
Futures contracts	(790)	790	—	—
TBA Agency Securities	(6,392)	6,392	—	—
Totals	$(14,445)	$14,445	$—	$—

December 31, 2025
Interest rate swap contracts (2)	$(19,210)	$19,210	$—	$—
Futures contracts	(93)	93	—	—
Totals	$(19,303)	$19,303	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(7,263) and $(19,210) of centrally-cleared interest rate swap contracts, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the information regarding our derivatives which are included in Loss on derivatives, net in the accompanying consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025.

	Income (Loss) Recognized
	For the Three Months Ended March 31,
Derivatives	2026	2025
Interest rate swap contracts (1)	$71,301	$(138,916)
Futures contracts	18,835	(61,509)
TBA Agency Securities	(7,111)	9,207
Total Gain (Loss) on Derivatives, net	$83,025	$(191,218)
(1)Includes $42,218 and $(70,758) of centrally-cleared interest rate swap contract income (loss) for the three months ended March 31, 2026 and March 31, 2025, respectively.
The following tables present information about our derivatives at March 31, 2026 and December 31, 2025. We did not have any TBA Agency Securities at December 31, 2025.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
March 31, 2026
< 3 years	$6,522,000	22	3.04%
≥ 3 years and < 5 years	3,052,000	53	0.77%
≥ 5 years and < 7 years	1,350,000	74	2.06%
≥ 7 years and < 10 years	1,675,000	109	3.75%
≥ 10 years	300,000	175	4.04%
Total or Weighted Average (2)	$12,899,000	50	2.52%

December 31, 2025
< 3 years	$6,475,000	25	3.02%
≥ 3 years and < 5 years	1,802,000	52	0.53%
≥ 5 years and < 7 years	2,400,000	69	1.43%
≥ 7 years and < 10 years	1,350,000	111	3.73%
≥ 10 years	300,000	176	3.96%
Total or Weighted Average (3)	$12,327,000	51	2.44%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $8,018,000 notional are SOFR based swaps, the last of which matures in 2041; and $4,881,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $7,818,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2041.
(3)Of this amount, $7,393,000 notional are SOFR based swaps, the last of which matures in 2040; and $4,934,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $7,193,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2040.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
March 31, 2026
15 Year Long, 4.5%	$200,000	$199,769	$198,391
30 Year Long, 4.5%	$400,000	$391,000	$385,986
Total TBA Agency Securities	$600,000	$590,769	$584,377

Note 8 - Commitments and Contingencies

Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 13 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2026, the effective management fee was 0.88%, based on gross equity raised of $5,588,129.
During the three months ended March 31, 2025, ACM voluntarily waived management fees of $1,650. On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntarily waiver. The termination of the waiver was effective for the contractual management fee that became due and payable after February 1, 2026 (relating to services for the month of January 2026). This waiver did not constitute a waiver of any other amounts due to ACM from ARMOUR under the management agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the Third Amended and Restated 2009 Stock Incentive Plan (the “Plan”).
On March 30, 2026, the Company extended the contractual term of the management agreement through March 31, 2033. Based on the management fee base, gross equity raised, as of March 31, 2026, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
Remainder of 2026	37,058
2027	49,411
2028	49,411
2029	49,411
2030	49,411
2031	49,411
2032	49,411
2033	49,411
Total	$382,935
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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at March 31, 2026 and December 31, 2025.
Note 9 - Stock Based Compensation

We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2026, there were 3 shares available for future issuance under the Plan.
Transactions related to awards for the three months ended March 31, 2026 are summarized below:

	March 31, 2026
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	325	$23.37
Vested	(23)	$27.86
Unvested RSU Awards Outstanding end of period	302	$23.04
At March 31, 2026, there was approximately $6,969 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $23.04 per share), which we expect to recognize as an expense as follows: for the remainder of 2026 an expense of $1,892, in 2027 an expense of $2,062, and thereafter an expense of $3,015. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.

Note 10 - Stockholders' Equity

The following table presents the components of cumulative distributions to stockholders at March 31, 2026 and December 31, 2025.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Cumulative Distributions to Stockholders	March 31, 2026	December 31, 2025
Preferred dividends	$184,004	$180,829
Common stock dividends	2,572,499	2,486,222
Totals	$2,756,503	$2,667,051
Preferred Stock
At March 31, 2026 and December 31, 2025, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At March 31, 2026, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, were designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At March 31, 2026 and December 31, 2025, we had 7,355 and 7,048 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $183,866 and $176,196 in the aggregate, respectively. At March 31, 2026 and December 31, 2025, there were no accrued or unpaid dividends on the Series C Preferred Stock. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 2,645 and 2,952 at March 31, 2026 and December 31, 2025.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our Series C Preferred Stock sold through the designated agent under the Preferred C ATM Sales Agreement. On June 20, 2024, the Preferred C ATM Sales Agreement was amended to add BTIG, LLC, as a sales agent. During the three months ended March 31, 2026, we sold 307 shares under the Preferred C ATM Sales Agreement for proceeds of $6,358, net of issuance costs and commissions of approximately $94.
In the second quarter of 2026, through April 14, 2026, we sold 9 preferred shares under the Preferred C ATM Sales Agreement for proceeds of $179, net of issuance costs and commissions of approximately $2.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares of Series C Preferred Stock may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Exchange Act and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the three months ended March 31, 2026.
Common Stock
At March 31, 2026 and December 31, 2025, we were authorized to issue up to 175,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 123,630 and 111,915 shares of common stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively.
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
During the three months ended March 31, 2026, we sold 11,820 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $215,341, net of issuance costs and commissions of approximately $1,963.
In the second quarter of 2026, through April 14, 2026, we sold 416 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $7,213, net of issuance costs and commissions of approximately $55.
During the three months ended March 31, 2026, we issued 2 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $29.
See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Common Stock Repurchase Program
 At March 31, 2026 and December 31, 2025, there were 741 and 866, respectively, authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). The Common Stock Repurchase Program authorization has been increased to 5,000 shares, effective April 21, 2026. Under the Common Stock Repurchase Program, shares of common stock may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the three months ended March 31, 2026 we repurchased (125) common shares under this authorization for a cost of $(2,013) with BUCKLER. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Activities
The following tables present our equity transactions for the three months ended March 31, 2026 and for the year ended December 31, 2025.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
March 31, 2026
Preferred C ATM Sales Agreement	January 2, 2026 - March 12, 2026	307	$20.72	$6,358
2023 Common stock ATM Sales Agreement	January 6, 2026 - March 16, 2026	11,820	$18.22	$215,341
DRIP shares issued	March 25, 2026 - March 30, 2026	2	$17.18	$29
Common stock repurchased	March 20, 2026	(125)	$16.11	$(2,013)

December 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - December 31, 2025	201	$20.50	$4,118
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,502
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.82	$575,554
DRIP shares issued	January 27, 2025 - December 29, 2025	7	$16.59	$111
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)
(1)Weighted average price.
Dividends
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $1,074 in the aggregate, will be paid on April 27, 2026, to holders of record on April 15, 2026. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable May 27, 2026, to holders of record on May 15, 2026, and payable June 29, 2026, to holders of record on June 15, 2026.
A cash dividend of $0.24 per outstanding common share, or $29,847 in the aggregate, will be paid on April 29, 2026, to holders of record on April 15, 2026. We have also declared a cash dividend of $0.24 per outstanding common share payable May 28, 2026, to holders of record on May 15, 2026.
The following table presents our Series C Preferred Stock dividend transactions for the three months ended March 31, 2026.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2026	January 27, 2026	$0.14583	$1,041
February 15, 2026	February 27, 2026	$0.14583	1,061
March 15, 2026	March 27, 2026	$0.14583	1,073
Total dividends paid			$3,175

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our common stock dividend transactions for the three months ended March 31, 2026.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2026	January 29, 2026	$0.24	$27,796
February 17, 2026	February 27, 2026	$0.24	28,734
March 16, 2026	March 30, 2026	$0.24	29,747
Total dividends paid			$86,277
Note 11 - Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$(54,851)	$27,332
Less: Preferred dividends	(3,175)	(3,000)
Net Income (Loss) available (related) to common stockholders	$(58,026)	$24,332

Weighted average common shares outstanding – basic	119,579	75,222
Add: Effect of dilutive non-vested awards, assumed vested	—	158
Weighted average common shares outstanding – diluted	119,579	75,380

Net Income (loss) per share available (related) to common stockholders - basic	(0.49)	0.32
Net Income (loss) per share available (related) to common stockholders - diluted	(0.49)	0.32
For the three months ended March 31, 2026, 302 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31,
	2026	2025
GAAP net income (loss)	$(54,851)	$27,332
Book to tax differences:
TRS income	(85)	(71)
Agency Securities	182,595	(208,257)
U.S. Treasury Securities	10,648	12,906
Changes in interest rate contracts	(45,482)	234,023
Amortization of deferred hedging costs	(19,032)	(16,334)
Amortization of deferred Treasury Future gains (losses)	(124)	3,087
Other	(32)	114
Estimated REIT taxable income	$73,637	$52,800
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2026 and December 31, 2025, we had approximately $(322,341) and $(313,284), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2040. At March 31, 2026, we had $257,341 of net operating loss carryforwards available for use indefinitely.

Net capital losses realized	Amount	Available to offset capital gains through
2021	$(15,606)	2026
2022	$(732,477)	2027
2023	$(472,002)	2028
2024	$(46,823)	2029
2025	$(4,078)	2030
The Company's subsidiary, ARMOUR TRS, Inc. has made an election as a taxable REIT subsidiary (“TRS”). As such, the TRS is taxable as a domestic C corporation and subject to federal, state, and local income taxes based upon its taxable income.
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at March 31, 2026 by approximately $243,079, or approximately $1.97 per common share (based on the 123,630 common shares then outstanding). State and federal tax returns for the years 2022 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three months ended March 31, 2026 and March 31, 2025 were $89,452 and $57,082, respectively.

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
Note 13 - Related Party Transactions

ACM
The Company is managed by ACM, pursuant to a management agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The management agreement runs through March 31, 2033 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. During the three months ended March 31, 2025, ACM voluntarily waived management fees of $1,650, or $550 per month of its contractual management fee. On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntary waiver (see Note 8 - Commitments and Contingencies).
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
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31,
	2026	2025
ARMOUR management fees	$12,215	$10,754
Less management fees waived	—	(1,650)
Total management fee expense	$12,215	$9,104
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses, which are included in Other Operating expenses in the consolidated statements of operations specified in the terms of the management agreement. For the three months ended March 31, 2026 and March 31, 2025, we reimbursed ACM $443 and $1,355, respectively, for other expenses incurred on our behalf. In 2020, 2021, 2023 and 2025, we elected to grant restricted stock unit awards to our executive officers and other ACM employees that generally vest over

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

5 years. In 2020, 2021, 2023 and 2025, we elected to grant RSUs to the Board. We recognized stock based compensation expense of $96 and $61 for the three months ended March 31, 2026 and March 31, 2025, respectively.
BUCKLER
At March 31, 2026, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreements, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER.
The value of the investment was $714 at March 31, 2026 and $583 at December 31, 2025, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the BUCKLER operating agreement that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing.
BUCKLER's operating agreement (as may be amended and restated from time to time, the "BUCKLER operating agreement") contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. Other protective provisions in the BUCKLER operating agreement include (1) the requirement for the approval from the independent directors of the Company of any third-party business engaged by BUCKLER so long as any loan amount or indebtedness remains outstanding under the on demand subordinated loan agreements (as described more fully below) and (2) the independent directors may under certain circumstances cause BUCKLER to wind up and dissolve and promptly return certain on demand subordinated loans we provide to BUCKLER as regulatory capital. For each of the three months ended March 31, 2026 and March 31, 2025, we earned $0 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the BUCKLER operating agreement.
Effective February 27, 2026, the Company committed to provide on demand a subordinated loan agreement to BUCKLER in an amount up to $275,000; this commitment extends through February 27, 2029. Effective February 28, 2025, the Company committed to an on demand subordinated loan agreement in the amount of $50,000 that extends through February 28, 2028. These commitments are collateralized by mortgage backed and/or U.S. Treasury Securities owned by the Company and pledged to BUCKLER. They are treated by BUCKLER currently as capital for regulatory purposes and BUCKLER may pledge the securities to secure its own borrowings.
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the three months ended March 31, 2026.
During the three months ended March 31, 2026, with BUCKLER as the sales agent, under the 2023 Common stock ATM Sales Agreement, we sold 11,820 common shares for proceeds of $215,673, net of issuance costs and commissions of approximately $1,630 to BUCKLER.
During the three months ended March 31, 2026, with BUCKLER as the agent, we repurchased (125) common shares under the current repurchase authorization which cost $(2,013), including commissions of approximately $15, to BUCKLER.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

In the second quarter of 2026, through April 14, 2026, we sold 416 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $7,213, net of issuance costs and commissions of approximately $55, with BUCKLER as the sales agent. See Note 10 - Stockholders' Equity for discussion of additional equity capital activities.
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

At March 31, 2026 and December 31, 2025, our investments in securities included MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities) and U.S. Treasury Securities. Our investment in securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Market and Interest Rate Trends and the Effect on our Securities Portfolio

First Quarter 2026 Trends
The Middle East conflict that began in late February 2026 materially increased U.S. interest rate volatility, primarily through its effect on energy markets. As oil prices rose sharply amid concerns about potential supply disruptions, particularly through the Strait of Hormuz, market participants reassessed the inflation outlook and the likely path of monetary policy. Expectations shifted toward a more prolonged “higher for longer” Federal Reserve stance, with the anticipated number of rate cuts for 2026 falling close to zero and futures markets at times assigning a meaningful probability to additional rate hikes. The conflict also contributed to a pronounced bear flattening of the U.S. Treasury curve and a more challenging technical environment for Agency MBS, resulting in greater mortgage spread volatility. Although the ceasefire announced on April 8, 2026 has partially reversed the most severe effects on interest rates and mortgage spreads, ARMOUR expects volatility to remain elevated until the conflict is more definitively resolved and, accordingly, intends to continue prioritizing risk management during this period of heightened uncertainty.
In 2025, the U.S. administration imposed tariffs on imports from a broad range of countries, including Canada, Mexico, member states of the European Union, Japan, and China. In response, several trading partners imposed, and others may yet impose, retaliatory tariffs. In February 2026, the U.S. Supreme Court held that the administration may not rely on the International Emergency Economic Powers Act, or IEEPA, to impose broad-based tariffs. The administration has since turned to alternative temporary statutory authorities to maintain certain surcharges and has indicated that it intends to preserve a broader tariff regime through other trade rules and legal authorities. These U.S. tariffs, together with actual and potential retaliatory measures, contributed to increased volatility in financial markets and interest rates in the prior year and could do so again. Accordingly, ARMOUR expects to continue prioritizing liquidity considering the potential for renewed market volatility and related financial risks. The Company has met all its obligations to repurchase agreement counterparties in a timely manner, while managing the risk of its assets and hedging portfolios.
Federal Reserve Actions
At the Federal Reserve Open Market Committee meeting on January 28, 2026 and March 18, 2026, the Fed maintained the target range for the Federal Funds Rate at 3.50% to 3.75%. At the March 18, 2026 meeting, the Fed noted that inflation remains somewhat elevated while economic activity has been expanding at a solid pace. The Fed stated that uncertainty about the economic outlook remains elevated and implications of developments in the Middle East for the U.S. economy are uncertain. The Fed also stated that in considering the extent and timing of additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks.
At the March 18, 2026 meeting, the Fed stated that it will roll over at auction all principal payments from its Treasury securities and reinvest all principal payments from its agency securities holdings (agency debt and agency mortgage-backed securities) into Treasury bills. This is consistent with its decision to conclude the reduction of its aggregate securities holdings, effective December 1, 2025.
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
At its December 2025 meeting, the Federal Open Market Committee announced a reserve management purchase program (RMP) designed to maintain adequate reserve liquidity in the banking system. The program was originally intended to operate at an elevated pace through approximately April 2026, after which the Federal Reserve indicated that purchase sizing would likely be reduced in line with expected seasonal patterns in its liabilities though the ultimate pace and timing of any such adjustment would remain data-dependent and subject to prevailing market conditions. To the extent that a reduction in Treasury bill purchases materializes, it could introduce some uncertainty into short-term funding and repurchase markets. ARMOUR continues to monitor developments in Federal Reserve operations closely, as shifts in

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

repurchase availability or funding costs could affect the Company's borrowing environment. At present, we do not view this as a material near-term risk, but we believe prudent portfolio management warrants ongoing attention to this program and its potential effects on short-term funding markets.
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
Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since 2024.

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
The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from March 31, 2024 to March 31, 2026.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss)

	For the Three Months Ended March 31,
	2026	2025
Net Interest Income	$70,714	$36,341
Total Other Income (Loss)	(110,218)	4,133
Total Expenses after fees waived	(15,347)	(13,142)
Net Income (Loss)	$(54,851)	$27,332
Net Loss for the three months ended March 31, 2026 compared to Net Income for the three months ended March 31, 2025 reflected unrealized losses on our trading securities, net, due to market movements in the latter part of the quarter and interest expense on a larger average balance of repurchase agreements. These were partially offset by interest income from a larger average securities portfolio and gains on derivatives, net, compared to the three months ended March 31, 2025.
Net interest income is a function of the size of and yield earned from our investment portfolio and the size and cost of our repurchase and other financing costs.

	For the Three Months Ended March 31,
	2026	2025
Interest Income	$249,201	$172,881
Interest Expense	(178,487)	(136,540)
Net Interest Income	$70,714	$36,341

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following tables detail the factors impacting our net interest income for three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$242,024	$19,497,661	4.97%	$172,426	$13,766,081	5.01%
Cash Equivalents & Treasury Securities	7,177	918,791	3.12%	455	73,394	2.48%
Total Interest Income/Average Interest Earning Assets	$249,201	$20,416,452	4.88%	$172,881	$13,839,475	5.00%

Interest-bearing Liabilities:
Repurchase Agreements	(178,487)	18,578,961	(3.84)%	(131,109)	11,601,923	(4.52)%
Treasury Securities Sold Short	—	—	—%	(5,431)	502,293	(4.32)%
Total Interest Expense/Average Interest Bearing Liabilities	$(178,487)	$18,578,961	(3.84)%	$(136,540)	$12,104,216	(4.51)%
Net Interest Income/Net Interest Spread	$70,714		1.04%	$36,341		0.49%
Net Yield on Interest Earning Assets			1.39%			1.05%
The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other Income (Loss)

	For the Three Months Ended March 31,
	2026	2025
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	(182,595)	208,257
Loss on U.S. Treasury Securities, net	(10,648)	(12,906)
Gain (Loss) on derivatives, net	83,025	(191,218)
Total Other Income (Loss)	$(110,218)	$4,133
Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
•Gain (Loss) on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(191,934) for the three months ended March 31, 2026 compared to $211,430 for the three months ended March 31, 2025.
◦Sales of our Agency Securities, trading resulted in realized gains (losses) of $9,339 and $(3,173) for the three months ended March 31, 2026 and March 31, 2025, respectively.
◦During the three months ended March 31, 2026, and March 31, 2025, we sold $891,124 and $234,204, respectively, of Agency Securities, trading.
•Loss on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(10,190) and $(12,906), for the three months ended March 31, 2026 and March 31, 2025, respectively.
◦During the three months ended March 31, 2026, we sold $99,668 of U.S. Treasury Securities, resulting in a realized loss of $(458).
•Gain (Loss) on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance was $12,899,000 at March 31, 2026 and $12,327,000 at December 31, 2025.
◦Our TBA Agency Securities aggregate notional balance was $600,000 at March 31, 2026.
Expenses

	For the Three Months Ended March 31,
	2026	2025
Expenses:
Management fees	$12,215	$10,769
Compensation	953	811
Other operating	2,179	3,212
Total Expenses	$15,347	$14,792
Less management fees waived	—	(1,650)
Total Expenses after fees waived	$15,347	$13,142

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and make liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At March 31, 2026 and March 31, 2025, the effective management fee was 0.88% and 0.90% (prior to management fees waived) based on gross equity raised of $5,588,129 and $4,873,845, respectively. During the three months ended March 31, 2025 ACM voluntarily waived management fees of $1,650 (see Note 13 - Related Party Transactions).
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
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At March 31, 2026 and December 31, 2025, we had approximately $(322,341) and $(313,284), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the years 2040. At March 31, 2026, we had $257,341 of net operating loss carryforwards available for use indefinitely.
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
The tables below summarize certain characteristics of our investments in securities at March 31, 2026 and December 31, 2025.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

March 31, 2026	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.0%	$317,991	$259,887	$(1,941)	$257,946	3.3%	302	1.2%
2.5%	274,496	225,473	$5,727	$231,200	4.1%	315	1.1%
3.0%	772,657	670,462	9,868	680,330	4.3%	304	3.2%
3.5%	1,187,324	1,138,250	(46,089)	1,092,161	6.5%	314	5.2%
4.0%	1,040,522	1,030,084	(42,254)	987,830	7.4%	314	4.7%
4.5%	1,586,580	1,566,600	(28,145)	1,538,455	5.3%	327	7.3%
5.0%	3,677,506	3,646,366	2,225	3,648,591	5.4%	341	17.3%
5.5%	5,409,572	5,440,337	41,765	5,482,102	11.4%	340	26.0%
6.0%	3,707,706	3,772,513	28,173	3,800,686	22.6%	339	18.0%
6.5%	457,767	471,575	5,350	476,925	23.8%	340	2.3%
Other Agency Securities
Agency CMBS	1,294,039	1,307,380	(6,058)	1,301,322	n/a	69	6.2%
Total Agency Securities	$19,726,160	$19,528,927	$(31,379)	$19,497,548	10.4%	316	92.5%
TBA Agency Securities (2)
15 Year Long, 4.5%	200,000	199,769	(1,378)	198,391	n/a	n/a	1.0%
30 Year Long, 4.5%	400,000	391,000	(5,014)	385,986	n/a	n/a	1.8%
Total TBA Agency Securities	$600,000	$590,769	$(6,392)	$584,377	n/a	n/a	2.8%
U.S. Treasury Securities	$1,000,000	$1,000,382	$(10,841)	$989,541	n/a	n/a	4.7%
Total Investments in Securities	$21,326,160	$21,120,078	$(48,612)	$21,071,466			100.0%
(1)Weighted average CPR during the quarter for the securities owned at March 31, 2026. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at a net carrying value of $(6,392), at March 31, 2026 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

December 31, 2025	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.5%	$279,247	$229,375	$7,753	$237,128	3.8%	318	1.2%
3.0%	786,291	682,281	15,411	697,692	4.5%	307	3.5%
3.5%	1,214,594	1,164,509	(34,947)	1,129,562	6.2%	317	5.6%
4.0%	955,727	949,417	(33,903)	915,514	5.9%	317	4.6%
4.5%	1,109,874	1,097,323	(5,153)	1,092,170	7.1%	324	5.5%
5.0%	3,512,525	3,481,472	45,274	3,526,746	6.3%	343	17.6%
5.5%	5,784,032	5,812,792	86,973	5,899,765	10.4%	343	29.5%
6.0%	3,949,537	4,016,730	60,878	4,077,608	20.0%	342	20.4%
6.5%	702,504	722,927	11,653	734,580	31.4%	342	3.6%
Other Agency Securities
Agency CMBS	1,086,473	1,100,260	6,615	1,106,875	n/a	48	5.5%
Total Agency Securities	$19,380,804	$19,257,086	$160,554	$19,417,640	10.8%	321	97.0%
U.S. Treasury Securities	$600,000	$598,760	$(651)	$598,109	n/a	n/a	3.0%
Total Investments in Securities	$19,980,804	$19,855,846	$159,903	$20,015,749			100.0%
(1)Weighted average CPR during the fourth quarter for the securities owned at December 31, 2025. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
The following tables summarize changes in our investments in securities as of March 31, 2026 and December 31, 2025, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	March 31, 2026		December 31, 2025
	Agency Securities, Trading	U.S. Treasury Securities	Agency Securities, Trading	U.S Treasury Securities	U.S. Treasury Securities Sold Short
Balance, beginning of period	$19,417,640	$598,109	$12,439,414	$—	$(497,234)
Purchases (1)	1,869,107	501,709	9,796,487	1,200,838	504,277
Proceeds from sales	(891,124)	(99,668)	(1,634,243)	(603,493)	—
Principal repayments	(712,142)	—	(1,696,914)	—	—
Gains (losses)	(182,595)	(10,648)	514,836	854	(10,844)
Accrued interest payable	—	—	—	—	3,801
Amortization of purchase premium	(3,338)	39	(1,940)	(90)	—
Balance, end of period	$19,497,548	$989,541	$19,417,640	$598,109	$—
Percentage of Portfolio	95.2%	4.8%	97.0%	3.0%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 24 and 22 of which had open repurchase agreements with us at March 31, 2026 and December 31, 2025, respectively. We had outstanding balances under our repurchase agreements, net at March 31, 2026 and December 31, 2025 of $18,463,834 and $17,941,796, respectively. At March 31, 2026 and December 31, 2025, BUCKLER accounted for 43.4% and 47.0% of our aggregate borrowings and had an amount at risk of 6.3% and 7.1%, respectively, of our total stockholders' equity with a weighted average maturity of 20 days and 13 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At March 31, 2026, the average haircut percentage was 2.61% compared to 2.63% at December 31, 2025.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high-quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, we had derivatives with a net fair value of $646,570 and $592,241, respectively (see Note 7 to the consolidated financial statements).
At March 31, 2026, we had interest rate swap contracts with an aggregate notional balance of $12,899,000, a weighted average swap rate of 2.52% and a weighted average term of 50 months. At December 31, 2025, we had interest rate swap contracts with an aggregate notional balance of $12,327,000, a weighted average swap rate of 2.44% and a weighted average term of 51 months. We also had TBA Agency Securities with an aggregate notional balance of $600,000 at March 31, 2026. We did not have TBA Agency Securities at December 31, 2025 (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the three months ended March 31, 2026 and for the year ended December 31, 2025.

Interest Swap Contracts	For the Three Months Ended March 31, 2026	For the Year Ended December 31, 2025
Net Balance, beginning of period	$574,514	$894,715
Net interest rate swap contract payments paid	(55,778)	(203,247)
Interest rate swap income accrued	117,643	433,274
Interest rate swap expense accrued	(81,966)	(250,397)
Unrealized gains (losses)	35,625	(368,209)
Gain on early terminations	2,026	68,378
Net Balance, end of period	$592,064	$574,514

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net (losses) gains related to our derivatives of $83,025 and $(191,218), for the three months ended March 31, 2026 and March 31, 2025, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At March 31, 2026 and December 31, 2025, we had $7,818,000 and $7,193,000, respectively, of notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

 At March 31, 2026, our liquidity totaled $1,119,156, consisting of $66,471 of cash and cash equivalents plus $1,052,685 of unencumbered Agency Securities and U.S. Treasury Securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results.
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
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

in purchase prices or sales proceeds. At March 31, 2026 and December 31, 2025, we financed our securities portfolio with $18,463,834 and $17,941,796 of borrowings under repurchase agreements, respectively.
We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at March 31, 2026 and December 31, 2025, were 7.90:1 and 7.94:1, respectively. Our leverage ratios, including our TBA Agency Securities, were 8.15:1 and 7.94:1 at March 31, 2026 and December 31, 2025, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 8.21:1 and 8.07:1 at March 31, 2026 and December 31, 2025, respectively.
Securities Portfolio Matters

	For the Three Months Ended March 31,
	2026	2025
Securities purchased using proceeds from repurchase agreements and principal repayments	$2,370,816	$2,302,296
Average securities portfolio, including TBA Securities	$19,824,328	$14,362,748
Cash received from principal repayments on MBS	$712,142	$274,007
Net cash increase (decrease) from repurchase agreements	$522,038	$1,776,962
Cash interest payments made on liabilities	$199,497	$132,272
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$111,556	$101,482
Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities.
The following tables present our equity transactions for the three months ended March 31, 2026 and for the year ended December 31, 2025 (see Note 10 and Note 13 to the consolidated financial statements).

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
March 31, 2026
Preferred C ATM Sales Agreement	January 2, 2026 - March 12, 2026	307	$20.72	$6,358
2023 Common stock ATM Sales Agreement	January 6, 2026 - March 16, 2026	11,820	$18.22	$215,341
DRIP shares issued	March 25, 2026 - March 30, 2026	2	$17.18	$29
Common stock repurchased	March 20, 2026	(125)	$16.11	$(2,013)

December 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - December 31, 2025	201	$20.50	$4,118
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,502
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.82	$575,554
DRIP shares issued	January 27, 2025 - December 29, 2025	7	$16.59	$111
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)
(1)Weighted average price.
Other Contractual Obligations

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 13 to the consolidated financial statements). The management agreement runs through March 31, 2033 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the three months ended March 31, 2026 and March 31, 2025 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended March 31,
	2026	2025
ARMOUR management fees	$12,215	$10,754
Less management fees waived	—	(1,650)
Total management fee expense	$12,215	$9,104
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At March 31, 2026, there were 3 shares available for future issuance under the Plan.
At March 31, 2026, there was approximately $6,969 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $23.04 per share), which we expect to recognize as an expense as follows: for the remainder of 2026 an expense of $1,892, in 2027 an expense of $2,062, and thereafter an expense of $3,015. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 2,637 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 18,025 shares of common stock available under the 2023 Common stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at March 31, 2026 and December 31, 2025. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
March 31, 2026
1.00%	(3.43)%	(1.07)%	(9.93)%
0.50%	(1.89)%	(0.44)%	(4.10)%
(0.50)%	2.56%	0.09%	0.82%
(1.00)%	6.00%	(0.28)%	(2.58)%

December 31, 2025
1.00%	(6.31)%	(0.99)%	(8.98)%
0.50%	(3.25)%	(0.38)%	(3.44)%
(0.50)%	3.55%	(0.05)%	(0.41)%
(1.00)%	7.46%	(0.59)%	(5.36)%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of March 31, 2026 and December 31, 2025. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	March 31, 2026		December 31, 2025
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.17)%	(10.55)%	(1.16)%	(10.24)%
+10 BPS	(0.47)%	(4.22)%	(0.46)%	(4.10)%
-10 BPS	0.47%	4.22%	0.46%	4.10%
-25 BPS	1.17%	10.55%	1.16%	10.24%

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
Operational Risk

We rely on our financial, accounting and other data processing systems. Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. Although we have not detected a material cybersecurity breach to date, or encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities), any failure to maintain performance.
ACM has established an IT Governance Committee (the "ITGC") to help mitigate technology risks including cybersecurity. One of the roles of the ITGC is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Policies, including an incident response plan, and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

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

Item 4. Controls and Procedures
ARMOUR Residential REIT, Inc.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our first quarter that ended on March 31, 2026. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Internal Control Over Financial Reporting

Our CEO and CFO participated in an evaluation by our management of any changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the first quarter ended March 31, 2026. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
Item 1. Legal Proceedings

During the quarter ended March 31, 2026, there have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table presents information regarding our repurchases of common stock made during the three months ended March 31, 2026 (in thousands, except per share price).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
January 1, 2026 through January 31, 2026	—	$—	—	866
February 1, 2026 through February 28, 2026	—	—	—	—
March 1, 2026 through March 31, 2026	(125)	$16.11	(125)	741
Totals	(125)	$16.11	(125)	741
(1)All shares were repurchased pursuant to the Common Stock Repurchase Program (see Note 10 to the consolidated financial statements).
(2)Weighted average share price, including fees and commissions.
(3)The Board authorized the Common Stock Repurchase Program, which was announced on December 17, 2012, to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock. The Board subsequently amended the repurchase authorization (a) from $100 million shares to 50,000 shares (such number not reflecting the Company's one-for-eight reverse stock split of its common stock or the Company's one-for-five reverse stock split), (b) to 9,000 shares effective in connection with the Company's one-for-eight reverse stock split of its common stock, (c) back up to 9,000 shares (1,800 as adjusted for the Company's one-for-five reverse stock split) and (d) up to 2,500 shares and (e) most recently, effective April 21, 2026 up to 5,000 shares. At March 31, 2026 there were 741 authorized shares remaining under the current Common Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
Item 5. Other Information

On April 21, 2026, the Board authorized an increase to the Common Stock Repurchase Program to authorize the Company to repurchase up to an aggregate of 5,000 shares of the Company’s outstanding common stock, par value $0.001 per share, effective immediately. The Company’s previous repurchase authorization was established in October 2023. Under that authorization, the Company has repurchased approximately 1,758 shares of common stock through March 31, 2026. Under the Common Stock Repurchase Program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a trading plan separately adopted in the future, or by other means, in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Common Stock Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including, but not limited to, the market price of ARMOUR’s stock, general market and economic conditions, and applicable legal requirements.
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

10.1
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

10.2
Ninth Amended and Restated Management Agreement, dated March 30, 2026, by and between ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, (Incorporated by reference to Exhibit 10.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on April 1, 2026).

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

April 22, 2026	ARMOUR RESIDENTIAL REIT, INC.

/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer, Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer