Form 10-Q
period 2026-06-30
Armour Residential REIT, Inc.
filed 2026-07-22
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of July 21, 2026 was 141,553,046.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$83,679	$63,270
Cash collateral posted to counterparties	351,772	226,701
Investments in securities, at fair value
Agency Securities (including pledged securities of $19,711,264 ($9,243,589 with BUCKLER) at June 30, 2026 and $18,071,863 ($8,324,007 with BUCKLER) at December 31, 2025)	20,596,296	19,417,640
U.S. Treasury Securities (including pledged securities of $587,348 ($391,355 with BUCKLER) at June 30, 2026 and $598,109 ($498,438 with BUCKLER) at December 31, 2025)	587,348	598,109
Receivable for unsettled sales (including pledged securities of $343,699 ($24,388 with BUCKLER) at June 30, 2026)	344,372	—
Derivatives, at fair value	668,063	611,544
Accrued interest receivable	91,302	86,153
Prepaid and other	22,984	1,742
Total Assets	$22,745,816	$21,005,159
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements, net (including $9,101,693 and $8,426,540, at June 30, 2026 and December 31, 2025, respectively with BUCKLER)	$19,441,457	$17,941,796
Cash collateral posted by counterparties	330,743	419,427
Payable for unsettled purchases	241,137	302,094
Derivatives, at fair value	75,175	19,303
Accrued interest payable- repurchase agreements (including $33,909 and $27,752, at June 30, 2026 and December 31, 2025, respectively with BUCKLER)	72,313	59,267
Accounts payable and other accrued expenses	5,897	2,219
Total Liabilities	$20,166,722	$18,744,106

Commitments and contingencies (Note 8 and Note 13)

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 7,553 shares and 7,048 shares issued and outstanding ($25.00 per share liquidation preference) at June 30, 2026 and December 31, 2025, respectively	7	7
Common stock, $0.001 par value, 175,000 shares authorized; 136,371 shares and 111,915 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	136	112
Additional paid-in capital	5,890,026	5,446,152
Cumulative distributions to stockholders	(2,852,873)	(2,667,051)
Accumulated net loss	(458,202)	(518,167)
Total Stockholders’ Equity	$2,579,094	$2,261,053
Total Liabilities and Stockholders’ Equity	$22,745,816	$21,005,159
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income:
Interest Income	$263,870	$180,886	$513,071	$353,767
Interest expense (including $(86,289) and $(68,342) and $(167,064) and $(129,318), respectively with BUCKLER)	(187,051)	(147,781)	(365,538)	(284,321)
Net Interest Income	$76,819	$33,105	$147,533	$69,446
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	(42,624)	16,545	(225,219)	224,802
Loss on U.S. Treasury Securities, net	(10,454)	(2,887)	(21,102)	(15,793)
Gain (Loss) on derivatives, net (1)	108,235	(108,022)	191,260	(299,240)
Total Other Income (Loss)	$55,157	$(94,364)	$(55,061)	$(90,231)
Expenses:
Management fees	12,539	11,060	24,754	21,829
Compensation	1,163	888	2,116	1,700
Other operating	3,458	4,051	5,637	7,262
Total Expenses	$17,160	$15,999	$32,507	$30,791
Less management fees waived	—	(1,650)	—	(3,300)
Total Expenses after fees waived	$17,160	$14,349	$32,507	$27,491
Net Income (Loss)	$114,816	$(75,608)	$59,965	$(48,276)
Dividends on preferred stock	(3,264)	(3,003)	(6,439)	(6,003)
Net Income (Loss) available (related) to common stockholders	$111,552	$(78,611)	$53,526	$(54,279)

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$0.86	$(0.94)	$0.43	$(0.68)
Diluted	$0.86	$(0.94)	$0.43	$(0.68)
Dividends declared per common share	$0.72	$0.72	$1.44	$1.44
Weighted average common shares outstanding:
Basic	129,125	83,803	124,378	79,536
Diluted	130,018	83,803	125,271	79,536
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain (loss) on derivatives, net on the consolidated statements of operations. For additional information, see financial statement Note 7.
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, March 31, 2025	6,864	82,416	$7	$82	$4,957,900	$(2,440,621)	$(813,522)	$1,703,846
Net Loss	—	—	—	—	—	—	(75,608)	(75,608)
Issuance of common stock, net	—	6,306	—	6	104,658	—	—	104,664
Stock based compensation, net of withholding requirements	—	16	—	—	521	—	—	521
Common stock repurchased	—	(667)	—	—	(10,031)	—	—	(10,031)
Preferred stock dividends	—	—	—	—	—	(3,003)	—	(3,003)
Common stock dividends	—	—	—	—	—	(60,438)	—	(60,438)
Balance, June 30, 2025	6,864	88,071	$7	$88	$5,053,048	$(2,504,062)	$(889,130)	$1,659,951

Balance, March 31, 2026	7,355	123,630	$7	$124	$5,666,414	$(2,756,503)	$(573,018)	$2,337,024
Net Income	—	—	—	—	—	—	114,816	114,816
Issuance of Preferred stock, net	198	—	—	—	4,117	—	—	4,117
Issuance of common stock, net	—	12,718	—	12	218,725	—	—	218,737
Stock based compensation, net of withholding requirements	—	23	—	—	770	—	—	770
Preferred stock dividends	—	—	—	—	—	(3,264)	—	(3,264)
Common stock dividends	—	—	—	—	—	(93,106)	—	(93,106)
Balance, June 30, 2026	7,553	136,371	$7	$136	$5,890,026	$(2,852,873)	$(458,202)	$2,579,094
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, December 31, 2024	6,847	62,412	$7	$62	$4,585,739	$(2,383,539)	$(840,854)	$1,361,415
Net Loss	—	—	—	—	—	—	(48,276)	(48,276)
Issuance of Preferred stock, net	17	—	—	—	279	—	—	279
Issuance of common stock, net	—	26,300	—	26	476,075	—	—	476,101
Stock based compensation, net of withholding requirements	—	26	—	—	986	—	—	986
Common stock repurchased	—	(667)	—	—	(10,031)	—	—	(10,031)
Preferred stock dividends	—	—	—	—	—	(6,003)	—	(6,003)
Common stock dividends	—	—	—	—	—	(114,520)	—	(114,520)
Balance, June 30, 2025	6,864	88,071	$7	$88	$5,053,048	$(2,504,062)	$(889,130)	$1,659,951

Balance, December 31, 2025	7,048	111,915	$7	$112	$5,446,152	$(2,667,051)	$(518,167)	$2,261,053
Net Income	—	—	—	—	—	—	59,965	59,965
Issuance of Preferred stock, net	505	—	—	—	10,475	—	—	10,475
Issuance of common stock, net	—	24,540	—	24	434,083	—	—	434,107
Stock based compensation, net of withholding requirements	—	41	—	—	1,329	—	—	1,329
Common stock repurchased	—	(125)	—	—	(2,013)	—	—	(2,013)
Preferred stock dividends	—	—	—	—	—	(6,439)	—	(6,439)
Common stock dividends	—	—	—	—	—	(179,383)	—	(179,383)
Balance, June 30, 2026	7,553	136,371	$7	$136	$5,890,026	$(2,852,873)	$(458,202)	$2,579,094
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows Provided By (Used In) Operating Activities:
Net Income (loss)	$59,965	$(48,276)
Adjustments to reconcile net income (loss) to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net (accretion) amortization of premium on Agency Securities	4,695	(917)
Net (accretion) amortization of U.S. Treasury Securities	(34)	66
(Gain) Loss on Agency Securities, trading, net	225,219	(224,802)
Loss on U.S. Treasury Securities, net	21,102	15,793
Stock based compensation	1,329	986
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(5,301)	(10,243)
Increase in prepaid and other assets	(1,318)	187
Change in derivatives, at fair value	(647)	384,537
Increase in accrued interest payable- repurchase agreements	13,046	7,583
Decrease in accrued interest payable- U.S. Treasury Securities sold short	—	(46)
Increase in accounts payable and other accrued expenses	3,678	1,578
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$321,734	$126,446
Cash Flows Provided By (Used In) Investing Activities:
Purchases of Agency Securities	(4,678,791)	(3,181,527)
Purchases of U.S. Treasury Securities (includes $50,049 and $200,680 with BUCKLER, respectively)	(501,709)	(602,133)
Principal repayments of Agency Securities	1,453,118	634,182
Proceeds from sales of Agency Securities	1,411,926	1,226,213
Proceeds from sales of U.S. Treasury Securities (includes $49,000 and $0 with BUCKLER, respectively)	491,402	—
Disbursements on reverse repurchase agreements (includes $0 and $(1,860,188) with BUCKLER, respectively)	—	(2,217,750)
Receipts from reverse repurchase agreements (includes $0 and $1,840,375 with BUCKLER, respectively)	—	2,197,875
Decrease in cash collateral posted by counterparties	(88,684)	(363,355)
Net cash and cash equivalents and cash collateral posted to counterparties used in investing activities	$(1,912,738)	$(2,306,495)
Cash Flows Provided By (Used In) Financing Activities:
Issuance of Series C Preferred stock, net of expenses	10,475	279
Issuance of common stock, net of expenses	414,153	470,537
Proceeds from repurchase agreements (including $38,786,436 and $42,363,476, respectively with BUCKLER)	78,174,756	68,704,178
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Principal repayments on repurchase agreements (including $(38,111,283) and $(40,923,923), respectively with BUCKLER)	(76,675,095)	(66,588,046)
Series C Preferred stock dividends paid	(6,439)	(6,003)
Common stock dividends paid	(179,353)	(114,496)
Common stock repurchased	(2,013)	(10,031)
Net cash and cash equivalents and cash collateral posted to counterparties provided by financing activities	$1,736,484	$2,456,418
Net increase in cash and cash equivalents and cash collateral posted to counterparties	145,480	276,369
Cash and cash equivalents and cash collateral posted to counterparties - beginning of period	289,971	146,183
Cash and cash equivalents and cash collateral posted to counterparties - end of period	$435,451	$422,552
Supplemental Disclosure:
Cash paid during the period for interest	$485,224	$313,885
Non-Cash Investing Activities:
Receivable for unsettled sales	$344,372	$—
Payable for unsettled purchases	$(241,137)	$(634,088)
Non-Cash Financing Activities:
Amounts receivable for issuance of common stock	$19,924	$5,540
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 1 - Organization and Nature of Business Operations

References to "we," "us," "our," or the "Company" are to Armor Residential REIT, Inc. ("ARMOUR") and its subsidiary. References to "ACM" are to ARMOUR Capital Management LP, a Delaware limited partnership. ARMOUR owns a 10.8% equity interest in BUCKLER Securities LLC ("BUCKLER"). BUCKLER is a Delaware limited liability company and a FINRA-regulated broker-dealer. ACM and BUCKLER are under common control. Refer to the Glossary of Terms for definitions of capitalized terms and abbreviations used in this report. U.S. dollar and share amounts are presented in thousands, except per share amounts or as otherwise noted.
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
At June 30, 2026 and December 31, 2025, our investments in securities included mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities") and U.S. Treasury Securities. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K as of and for the year ended December 31, 2025.
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
Repurchase Agreements, net
We finance the acquisition of the majority of our MBS using repurchase agreements. Our repurchase agreements are secured by our MBS and bear interest rates that have moved in close relationship to the Federal Funds Effective Rate ("Federal Funds Rate") and the Secured Overnight Financing Rate ("SOFR"). Under these repurchase agreements, we sell MBS to a lender and agree to repurchase the same MBS in the future for a price that is higher than the original sales price. The difference between the sales price that we receive and the repurchase price that we pay represents interest paid to the lender, which accrues over the life of the repurchase agreement. A repurchase agreement operates as a financing arrangement under which we pledge our MBS as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the prevailing interest rate. The

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines or allow us to take back certain pledged collateral if values increase.
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At June 30, 2026 and December 31, 2025 we did not have reverse repurchase agreements.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At June 30, 2026 and December 31, 2025, we did not have obligations to return securities received as collateral associated with our reverse repurchase agreements.
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
The fair value of financial instruments is the amount that would be received to sell an asset or the amount to be paid to transfer the liability in a transaction between willing market participants on the measurement date. At the beginning of each period, we assess the assets and liabilities that are measured at fair value on a recurring basis to determine if any transfers between levels in the fair value hierarchy are needed.
The following describes the valuation methodologies used for our assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Any transfers between levels are assumed to occur at the beginning of the reporting period.
Investments in Securities
Fair value for our investments in securities is based on obtaining a valuation for each security from third-party pricing services and/or dealer quotes. The third-party pricing services use common market pricing methods that may include pricing models that may incorporate such factors as coupons, prepayment speeds, spread to the Treasury curves and interest rate swap curves, duration, periodic and life caps and credit enhancement. If the fair value of a security is not available from the third-party pricing services or such data appears unreliable, we obtain pricing indications from up to three dealers who make markets in similar securities. Management reviews pricing used to ensure that current market conditions are properly reflected. This review includes, but is not limited to, comparisons of similar market transactions or alternative third-party pricing services, dealer pricing indications and comparisons to a third-party pricing model. Fair values obtained from the third-party pricing services for similar instruments are classified as Level 2 securities if the inputs to the pricing models used are consistent with the Level 2 definition. If quoted prices for a security are not reasonably available from the third-party pricing service, but dealer pricing indications are, the security will be classified as a Level 2 security. If neither is available, management will determine the fair value based on characteristics of the security that we receive from the issuer and based on available market information and classify it as a Level 3 security. U.S. Treasury Securities are classified as Level 1, as quoted unadjusted prices are available in active markets for identical assets.

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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

June 30, 2026	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$20,596,296	$—	$20,596,296
U.S. Treasury Securities	$587,348	$—	$—	$587,348
Derivatives	$—	$668,063	$—	$668,063
Liabilities at Fair Value:
Derivatives	$62,289	$12,886	$—	$75,175

December 31, 2025	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$19,417,640	$—	$19,417,640
U.S. Treasury Securities	$598,109	$—	$—	$598,109
Derivatives	$17,820	$593,724	$—	$611,544
Liabilities at Fair Value:
Derivatives	$93	$19,210	$—	$19,303
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2026 or for the year ended December 31, 2025.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables (categorized as Level 1) and borrowings under repurchase agreements, net (categorized as Level 2), which are presented in our consolidated financial statements at cost, which approximates fair value at June 30, 2026 and December 31, 2025.
Note 5 - Investments in Securities

As of June 30, 2026 and December 31, 2025, our securities portfolio consisted of $21,183,644 and $20,015,749 of trading securities, at fair value, respectively.
We also had $603,519 and $0 of TBA Agency Securities, at fair value, which were reported at net carrying value of $1,791 and $0, respectively, at June 30, 2026 and December 31, 2025. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at June 30, 2026 and December 31, 2025.

June 30, 2026	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$20,887,102	$20,667,692	$(191,507)	$120,111	$20,596,296
U.S. Treasury Securities	600,000	599,320	(11,972)	—	587,348
Totals	$21,487,102	$21,267,012	$(203,479)	$120,111	$21,183,644

December 31, 2025	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$19,380,804	$19,257,086	$(87,828)	$248,382	$19,417,640
U.S. Treasury Securities	600,000	598,760	(1,078)	427	598,109
Totals	$19,980,804	$19,855,846	$(88,906)	$248,809	$20,015,749
The following table summarizes the weighted average lives of our investments in securities at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	153,593	151,594	1,934,537	1,910,316
≥ 3 years and < 5 years	5,042,391	5,017,685	8,305,993	8,201,320
≥ 5 years	15,987,660	16,097,733	9,775,219	9,744,210
Totals	$21,183,644	$21,267,012	$20,015,749	$19,855,846
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at June 30, 2026 and December 31, 2025 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements, net

At June 30, 2026, we had active MRAs with 36 counterparties and had $19,441,457 in outstanding borrowings with 25 of those counterparties. At December 31, 2025, we had MRAs with 35 counterparties and had $17,941,796 in outstanding borrowings with 22 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS and Treasury purchases at June 30, 2026 and December 31, 2025. Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2026, the average haircut percentage was 2.51% compared to 2.63% at December 31, 2025. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

June 30, 2026	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days	$14,716,831	3.76%	14
> 30 days to ≤ 60 days	3,157,770	3.77%	42
> 60 days to ≤ 90 days	1,056,964	3.79%	77
> 90 days	509,892	3.80%	101
Total or Weighted Average	$19,441,457	3.77%	24

December 31, 2025	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days	$17,941,796	4.01%	15
Total or Weighted Average	$17,941,796	4.01%	15
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
At June 30, 2026 and December 31, 2025, BUCKLER accounted for 46.8% and 47.0% of our aggregate borrowings and had an amount at risk of 6.8% and 7.1%, respectively, of our total stockholders' equity with a weighted average maturity of 27 days and 13 days, respectively, on repurchase agreements, net (see Note 13 - Related Party Transactions).
In addition, at June 30, 2026, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 10.8% of our repurchase agreement borrowings outstanding at June 30, 2026. At December 31, 2025, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 12.1% of our repurchase agreement borrowings at December 31, 2025.
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at June 30, 2026 and December 31, 2025.

		Gross Amounts Not Offset
Assets	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2026
Interest rate swap contracts (2)	$666,260	$(12,874)	$(145,568)	$507,818
Futures contracts	—	(62,289)	169,581	107,292
TBA Agency Securities	1,803	(12)	(1,408)	383
Totals	$668,063	$(75,175)	$22,605	$615,493

December 31, 2025
Interest rate swap contracts (2)	$593,724	$(19,210)	$(244,878)	$329,635
Futures contracts	17,820	(93)	53,210	70,937
Totals	$611,544	$(19,303)	$(191,668)	$400,572
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $106,492 and $15,329 of centrally-cleared interest rate swap contracts, respectively.

		Gross Amounts Not Offset
Liabilities	Gross Amounts(1)	Financial Instruments	Cash Collateral	Total Net
June 30, 2026
Interest rate swap contracts (2)	$(12,874)	$12,874	$—	$—
Futures contracts	(62,289)	62,289	—	—
TBA Agency Securities	(12)	12	—	—
Totals	$(75,175)	$75,175	$—	$—

December 31, 2025
Interest rate swap contracts (2)	$(19,210)	$19,210	$—	$—
Futures contracts	(93)	93	—	—
Totals	$(19,303)	$19,303	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(12,873) and $(19,210) of centrally-cleared interest rate swap contracts, respectively.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the information regarding our derivatives which are included in Gain (Loss) on derivatives, net in the accompanying consolidated statements of operations for the three and six months ended June 30, 2026 and June 30, 2025.

	Income (Loss) Recognized
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives	2026	2025	2026	2025
Interest rate swap contracts (1)	$110,800	$(77,650)	$182,101	$(216,565)
Futures contracts	(4,500)	(27,583)	14,335	(89,093)
TBA Agency Securities	1,935	(2,789)	(5,176)	6,418
Total Gain (Loss) on Derivatives, net	$108,235	$(108,022)	$191,260	$(299,240)
(1)Includes $62,195 and $(40,815) and $104,413 and $(111,573) of centrally-cleared interest rate swap contract income (loss) for the three and six months ended June 30, 2026 and June 30, 2025, respectively.
The following tables present information about our derivatives at June 30, 2026 and December 31, 2025. We did not have any TBA Agency Securities at December 31, 2025.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
June 30, 2026
< 3 years	$8,072,000	22	3.19%
≥ 3 years and < 5 years	3,502,000	51	1.01%
≥ 5 years and < 7 years	1,550,000	76	2.63%
≥ 7 years and < 10 years	1,990,000	109	3.79%
≥ 10 years	775,000	176	4.22%
Total or Weighted Average (2)	$15,889,000	52	2.78%

December 31, 2025
< 3 years	$6,475,000	25	3.02%
≥ 3 years and < 5 years	1,802,000	52	0.53%
≥ 5 years and < 7 years	2,400,000	69	1.43%
≥ 7 years and < 10 years	1,350,000	111	3.73%
≥ 10 years	300,000	176	3.96%
Total or Weighted Average (3)	$12,327,000	51	2.44%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $11,008,000 notional are SOFR based swaps, the last of which matures in 2041; and $4,881,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $10,808,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2041.
(3)Of this amount, $7,393,000 notional are SOFR based swaps, the last of which matures in 2040; and $4,934,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $7,193,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2040.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
June 30, 2026
30 Year Long, 5.0%	$100,000	$97,734	$98,399
30 Year Long, 5.5%	300,000	300,897	301,299
30 Year Long, 6.0%	200,000	203,547	203,821
Total TBA Agency Securities	$600,000	$602,178	$603,519

Note 8 - Commitments and Contingencies

Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 13 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2026, the effective management fee was 0.88%, based on gross equity raised of $5,812,714.
During the three and six months ended June 30, 2025, ACM voluntarily waived management fees of $1,650 and $3,300, respectively. On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntarily waiver. The termination of the waiver was effective for the contractual management fee that became due and payable after February 1, 2026 (relating to services for the month of January 2026). This waiver did not constitute a waiver of any other amounts due to ACM from ARMOUR under the management agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the 2009 Stock Incentive Plan (as amended, the “Plan”).
On March 30, 2026, the Company extended the contractual term of the management agreement through March 31, 2033. Based on the management fee base, gross equity raised, as of June 30, 2026, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
Remainder of 2026	25,548
2027	51,095
2028	51,095
2029	51,095
2030	51,095
2031	51,095
2032	51,095
2033	51,095
Total	$383,213

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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at June 30, 2026 and December 31, 2025.
Note 9 - Stock Based Compensation

We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. On April 30, 2026, at the Company's 2026 annual meeting of stockholders, the Plan was amended to increase the aggregate number of shares available for issuance under the Plan by 1,000 shares of common stock from 800 shares to 1,800 shares of common stock. At June 30, 2026, there were 383 shares available for future issuance under the Plan.
Transactions related to awards for the six months ended June 30, 2026 are summarized below:

	June 30, 2026
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding beginning of period	325	$23.37
Granted (1)	620	$16.92
Vested	(52)	$26.53
Unvested RSU Awards Outstanding end of period	893	$18.71
(1) During the six months ended June 30, 2026, 500 RSUs were granted to our executive officers and other ACM employees and approximately 120 RSUs were granted to the Board.
At June 30, 2026, there was approximately $16,724 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $18.71 per share), which we expect to recognize as an expense as follows: for the remainder of 2026 an expense of $2,182, in 2027 an expense of $3,699, and thereafter an expense of $10,843. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 10 - Stockholders' Equity

The following table presents the components of cumulative distributions to stockholders at June 30, 2026 and December 31, 2025.

Cumulative Distributions to Stockholders	June 30, 2026	December 31, 2025
Preferred dividends	$187,268	$180,829
Common stock dividends	2,665,605	2,486,222
Totals	$2,852,873	$2,667,051
Preferred Stock
At June 30, 2026 and December 31, 2025, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At June 30, 2026, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, were designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At June 30, 2026 and December 31, 2025, we had 7,553 and 7,048 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $188,815 and $176,196 in the aggregate, respectively. At June 30, 2026 and December 31, 2025, there were no accrued or unpaid dividends on the Series C Preferred Stock. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 2,447 and 2,952 at June 30, 2026 and December 31, 2025.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our Series C Preferred Stock sold through the designated agent under the Preferred C ATM Sales Agreement. On June 20, 2024, the Preferred C ATM Sales Agreement was amended to add BTIG, LLC, as a sales agent. During the six months ended June 30, 2026, we sold 505 shares under the Preferred C ATM Sales Agreement for proceeds of $10,475, net of issuance costs and commissions of approximately $137.
In the third quarter of 2026, through July 13, 2026, we sold 4 preferred shares under the Preferred C ATM Sales Agreement for proceeds of $83, net of issuance costs and commissions of approximately $1.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares of Series C Preferred Stock may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Exchange Act and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the six months ended June 30, 2026.
Common Stock
At June 30, 2026 and December 31, 2025, we were authorized to issue up to 175,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 136,371 and 111,915 shares of common stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively.
On July 26, 2023 we entered into an Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we could initially offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent and on June 20, 2024 it was further amended to add BTIG, LLC as a sales agent. On August 23, 2024, the 2023 Common stock ATM Sales Agreement was amended to increase by 25,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On September 20, 2024, the 2023 Common stock ATM Sales Agreement was further amended to add Janney Montgomery Scott LLC ("Janney"), as a sales agent. On February 13, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 15,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On July 25, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 9,500 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On January 28, 2026, the 2023 Common stock ATM Sales Agreement was further amended to increase by 15,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement and to remove Janney as a sales agent, and add Huntington Securities, Inc. as a sales agent.
During the six months ended June 30, 2026, we sold 24,535 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $434,031, net of issuance costs and commissions of approximately $3,650.
In the third quarter of 2026, through July 14, 2026, we sold 5,182 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $88,341, net of issuance costs and commissions of approximately $668.
During the six months ended June 30, 2026, we issued 5 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $76.
See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Common Stock Repurchase Program
 At June 30, 2026 and December 31, 2025, there were 5,000 and 866, respectively, authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). The Common Stock Repurchase Program authorization was increased to 5,000 shares, effective April 21, 2026. Under the Common Stock Repurchase Program, shares of common stock may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the six months ended June 30, 2026 we repurchased (125) common shares under this authorization for a cost of $(2,013) with BUCKLER. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Activities
The following tables present our equity transactions for the six months ended June 30, 2026 and for the year ended December 31, 2025.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
June 30, 2026
Preferred C ATM Sales Agreement	January 2, 2026 - June 29, 2026	505	$20.75	$10,475
2023 Common stock ATM Sales Agreement	January 6, 2026 - June 30, 2026	24,535	$17.69	$434,031
DRIP shares issued	January 26, 2026 - June 29, 2026	5	$17.15	$76
Common stock repurchased	March 20, 2026	(125)	$16.11	$(2,013)

December 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - December 31, 2025	201	$20.50	$4,118
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,502
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.82	$575,554
DRIP shares issued	January 27, 2025 - December 29, 2025	7	$16.59	$111
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)
(1)Weighted average price.
Dividends
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $1,102 in the aggregate, will be paid on July 27, 2026, to holders of record on July 15, 2026. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable August 27, 2026, to holders of record on August 15, 2026, and payable September 28, 2026, to holders of record on September 15, 2026.
A cash dividend of $0.24 per outstanding common share, or $34,190 in the aggregate, will be paid on July 30, 2026, to holders of record on July 15, 2026. We have also declared a cash dividend of $0.24 per outstanding common share payable August 28, 2026, to holders of record on August 17, 2026.
The following table presents our Series C Preferred Stock dividend transactions for the six months ended June 30, 2026.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2026	January 27, 2026	$0.14583	$1,041
February 15, 2026	February 27, 2026	$0.14583	1,061
March 15, 2026	March 27, 2026	$0.14583	1,073
April 15, 2026	April 27, 2026	$0.14583	1,074
May 15, 2026	May 27, 2026	$0.14583	1,091
June 15, 2026	June 29, 2026	$0.14583	1,099
Total dividends paid			$6,439

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our common stock dividend transactions for the six months ended June 30, 2026.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2026	January 29, 2026	$0.24	$27,796
February 17, 2026	February 27, 2026	$0.24	28,734
March 16, 2026	March 30, 2026	$0.24	29,747
April 15, 2026	April 29, 2026	$0.24	29,847
May 15, 2026	May 28, 2026	$0.24	31,319
June 15, 2026	June 29, 2026	$0.24	31,940
Total dividends paid			$179,383
Note 11 - Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)	$114,816	$(75,608)	$59,965	$(48,276)
Less: Preferred dividends	(3,264)	(3,003)	(6,439)	(6,003)
Net Income (Loss) available (related) to common stockholders	$111,552	$(78,611)	$53,526	$(54,279)

Weighted average common shares outstanding – basic	129,125	83,803	124,378	79,536
Add: Effect of dilutive non-vested awards, assumed vested	893	—	893	—
Weighted average common shares outstanding – diluted	130,018	83,803	125,271	79,536

Net Income (loss) per share available (related) to common stockholders - basic	0.86	(0.94)	0.43	(0.68)
Net Income (loss) per share available (related) to common stockholders - diluted	0.86	(0.94)	0.43	(0.68)
For the three and six months ended June 30, 2025, 274 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 12 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income (loss)	$114,816	$(75,608)	$59,965	$(48,276)
Book to tax differences:
TRS income	3	(124)	(82)	(194)
Agency Securities	42,624	(16,545)	225,219	(224,802)
U.S. Treasury Securities	10,454	2,887	21,102	15,793
Changes in interest rate contracts	(72,588)	155,882	(118,070)	389,905
Amortization of deferred hedging costs	(15,772)	(17,361)	(34,804)	(33,695)
Amortization of deferred Treasury Future gains (losses)	410	2,490	286	5,577
Other	139	15	107	129
Estimated REIT taxable income	$80,086	$51,636	$153,723	$104,437
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2026 and December 31, 2025, we had approximately $(190,650) and $(313,284), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2040. At June 30, 2026, we had $257,341 of net operating loss carryforwards available for use indefinitely.

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
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at June 30, 2026 by approximately $190,598, or approximately $1.40 per common share (based on the 136,371 common shares then outstanding). State and federal tax returns for the years 2023 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and six months ended June 30, 2026 and June 30, 2025 were $96,370 and $185,822 and $63,441 and $120,523, respectively.

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
Note 13 - Related Party Transactions

ACM
The Company is managed by ACM, pursuant to a management agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The management agreement runs through March 31, 2033 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. During the three and six months ended June 30, 2025, ACM voluntarily waived management fees of $1,650 and $3,300, respectively. On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntary waiver (see Note 8 - Commitments and Contingencies).
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
ARMOUR management fees	$12,539	$11,044	$24,754	$21,798
Less management fees waived	—	(1,650)	—	(3,300)
Total management fee expense	$12,539	$9,394	$24,754	$18,498
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses, which are included in Other Operating expenses in the consolidated statements of operations specified in the terms of the management agreement. For the three and six months ended June 30, 2026 and June 30, 2025, we reimbursed ACM $491 and $934 and $315 and $1,670, respectively, for other expenses incurred on our behalf.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

BUCKLER
At June 30, 2026, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreements, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER.
The value of the investment was $752 at June 30, 2026 and $583 at December 31, 2025, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the BUCKLER operating agreement that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing.
BUCKLER's operating agreement (as may be amended and restated from time to time, the "BUCKLER operating agreement") contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. Other protective provisions in the BUCKLER operating agreement include (1) the requirement for the approval from the independent directors of the Company of any third-party business engaged by BUCKLER so long as any loan amount or indebtedness remains outstanding under the on demand subordinated loan agreements (as described more fully below) and (2) the independent directors may under certain circumstances cause BUCKLER to wind up and dissolve and promptly return certain on demand subordinated loans we provide to BUCKLER as regulatory capital. For the three and six months ended June 30, 2026, we earned $20 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the BUCKLER operating agreement.
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
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the six months ended June 30, 2026.
During the three and six months ended June 30, 2026, with BUCKLER as the sales agent, under the 2023 Common stock ATM Sales Agreement, we sold 11,265 and 23,085 common shares for proceeds of $193,719 and $409,392, net of issuance costs and commissions of approximately $1,464 and $3,094 to BUCKLER.
During the six months ended June 30, 2026, with BUCKLER as the agent, we repurchased (125) common shares under the current repurchase authorization which cost $(2,013), including commissions of approximately $15, to BUCKLER.
In the third quarter of 2026, through July 14, 2026, we sold 5,182 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $88,341, net of issuance costs and commissions of approximately $668, with BUCKLER as the sales agent. See Note 10 - Stockholders' Equity for discussion of additional equity capital activities.

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

At June 30, 2026 and December 31, 2025, our investments in securities included MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities) and U.S. Treasury Securities. Our investment in securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Market and Interest Rate Trends and the Effect on our Securities Portfolio

Second Quarter 2026 Trends
The Middle East conflict that began in late February 2026 significantly increased U.S. interest rate volatility, primarily through its impact on energy markets. As oil prices rose sharply amid concerns about potential supply disruptions, particularly through the Strait of Hormuz, market participants reassessed the inflation outlook and likely path of monetary policy. Expectations regarding futures pricing shifted from at least two 25 basis point Federal Reserve cuts by year-end 2026 immediately before the conflict to at least one 25 basis point hike, contributing to a pronounced bear flattening of the U.S. Treasury curve and a more challenging technical backdrop for Agency MBS. Although the April ceasefire and mid-June memorandum of understanding between the U.S. and Iran partially reversed the most severe moves in rates, volatility, and mortgage spreads, ARMOUR expects a return of bouts of volatility until the conflict is more definitively resolved and, accordingly, intends to continue prioritizing risk management during this period of heightened uncertainty.
In 2025, the U.S. administration imposed tariffs on imports from a broad range of trading partners, including Canada, Mexico, member states of the European Union, Japan, and China. In response, several trading partners imposed, and others may yet impose, retaliatory tariffs. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, invalidating the broad-based tariffs the administration had imposed under that statute. The administration subsequently shifted to alternative authorities, including a temporary surcharge under Section 122 of the Trade Act of 1974, while also signaling its intent to preserve a broader tariff regime through other trade statutes and legal mechanisms. The Section 122 tariffs are set to expire on July 24, 2026 unless extended by Congress and have since faced legal challenges, adding further uncertainty to the tariff outlook. These U.S. tariffs, together with actual and potential retaliatory measures, contributed to increased volatility in financial markets and interest rates and could continue to do so. Accordingly, ARMOUR expects to continue prioritizing liquidity considering the potential for renewed market volatility and related financial risks.
Federal Reserve Actions
At its April 29, 2026 and June 17, 2026 meetings, the Federal Open Market Committee maintained the target range for the Federal Funds Rate at 3.50% to 3.75%. In its June 17, 2026 statement, the Committee noted that economic activity is expanding at a solid pace despite elevated uncertainty, in part due to the conflict in the Middle East, and that productivity growth and capital investment are strong. The Committee also stated that job gains have kept pace with the workforce, the unemployment rate has changed little, and inflation remains elevated relative to its 2% goal, partly reflecting supply shocks that have driven price increases in certain sectors, including energy. The Committee emphasized that it will deliver price stability.
At the June 17, 2026 meeting, the Committee also reaffirmed its policy of maintaining ample reserves in the banking system. Consistent with the conclusion of the reduction in its aggregate securities holdings effective December 1, 2025, the Committee directed the Open Market Desk to roll over at auction all principal payments from the Federal Reserve’s Treasury securities holdings and to reinvest all principal payments from its agency debt and agency mortgage-backed securities holdings into Treasury bills. Additionally, the FOMC's reserve management purchase (RMP) program, launched in 2025 with approximately $40 billion per month in short-dated Treasury securities, has since stepped down to $10 billion per month, where it remains through at least mid-July 2026. The Federal Reserve has also indicated that future RMP amounts will remain data-dependent, set on a month-to-month basis. Despite the reduction in RMP, repurchase funding conditions remained liquid and orderly, particularly relative to prior years. ARMOUR continues to monitor these developments closely, as further changes to RMP pace or repo market conditions could affect the Company's borrowing environment; at present, we do not view this as a material near-term risk, yet prudent portfolio management warrants ongoing attention to this program.
Financial markets will likely be highly sensitive to the Fed’s interest rate decisions, its bond purchasing and balance sheet holding decisions, as well as its communication. We intend to continue to mitigate risk and maximize liquidity within

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

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
The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from June 30, 2024 to June 30, 2026.

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Interest Income	$76,819	$33,105	$147,533	$69,446
Total Other Income (Loss)	55,157	(94,364)	(55,061)	(90,231)
Total Expenses after fees waived	(17,160)	(14,349)	(32,507)	(27,491)
Net Income (Loss)	$114,816	$(75,608)	$59,965	$(48,276)
Net Income for the three and six months ended June 30, 2026 compared to Net Loss for the three and six months ended June 30, 2025 reflected increased interest income from a larger average securities portfolio and gains on derivatives partially offset by interest expense on a larger average balance of repurchase agreements and unrealized losses on our trading securities, net, due to market movements.
Net interest income is a function of the size of and yield earned from our investment portfolio and the size and cost of our repurchase and other financing costs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income	$263,870	$180,886	$513,071	$353,767
Interest Expense	(187,051)	(147,781)	(365,538)	(284,321)
Net Interest Income	$76,819	$33,105	$147,533	$69,446

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following tables detail the factors impacting our net interest income for three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$254,379	$20,477,663	4.97%	$176,485	$14,090,262	5.01%
Cash Equivalents & Treasury Securities	9,491	941,882	4.03%	4,401	676,809	2.60%
Total Interest Income/Average Interest Earning Assets	$263,870	$21,419,545	4.93%	$180,886	$14,767,071	4.90%

Interest-bearing Liabilities:
Repurchase Agreements	(187,051)	19,558,852	(3.83)%	(142,320)	12,520,352	(4.55)%
Treasury Securities Sold Short	—	—	—%	(5,461)	507,299	(4.31)%
Total Interest Expense/Average Interest Bearing Liabilities	$(187,051)	$19,558,852	(3.83)%	$(147,781)	$13,027,651	(4.54)%
Net Interest Income/Net Interest Spread	$76,819		1.10%	$33,105		0.36%
Net Yield on Interest Earning Assets			1.43%			0.90%

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$496,403	$19,987,876	4.97%	$348,911	$13,928,214	5.01%
Cash Equivalents & Treasury Securities	16,668	930,337	3.58%	4,856	375,102	2.59%
Total Interest Income/Average Interest Earning Assets	$513,071	$20,918,213	4.91%	$353,767	$14,303,316	4.95%
	—
Interest-bearing Liabilities:
Repurchase Agreements	(365,538)	19,071,613	(3.83)%	(273,429)	12,063,674	(4.53)%
Treasury Securities Sold Short	—	—	—%	(10,892)	504,796	(4.32)%
Total Interest Expense/Average Interest Bearing Liabilities	$(365,538)	$19,071,613	(3.83)%	$(284,321)	$12,568,470	(4.52)%
Net Interest Income/Net Interest Spread	$147,533		1.07%	$69,446		0.42%
Net Yield on Interest Earning Assets			1.41%			0.97%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.
Other Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	(42,624)	16,545	(225,219)	224,802
Loss on U.S. Treasury Securities, net	(10,454)	(2,887)	(21,102)	(15,793)
Gain (Loss) on derivatives, net	108,235	(108,022)	191,260	(299,240)
Total Other Income (Loss)	$55,157	$(94,364)	$(55,061)	$(90,231)
Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025
•Gain (Loss) on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(40,015) and $(231,949) for the three and six months ended June 30, 2026 compared to $28,680 and $240,110 for the three and six months ended June 30, 2025.
◦Sales of our Agency Securities, trading resulted in realized gains (losses) of $(2,609) and $6,730 and $(12,135) and $(15,308) for the three and six months ended June 30, 2026 and June 30, 2025, respectively.
◦During the three and six months ended June 30, 2026, and June 30, 2025, we sold $865,173 and $1,756,297 (inclusive of $344,372 of unsettled sales) and $992,009 and $1,226,213, respectively, of Agency Securities, trading.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

•Loss on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(1,131) and $(11,321) and $(2,887) and $(15,793), for the three and six months ended June 30, 2026 and June 30, 2025, respectively.
◦During the three and six months ended June 30, 2026, we sold $391,734 and $491,402 of U.S. Treasury Securities, resulting in a realized loss of $(9,323) and $(9,781), respectively.
•Gain (Loss) on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance was $15,889,000 at June 30, 2026 and $12,327,000 at December 31, 2025.
◦Our TBA Agency Securities aggregate notional balance was $600,000 at June 30, 2026.
Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Expenses:
Management fees	$12,539	$11,060	$24,754	$21,829
Compensation	1,163	888	2,116	1,700
Other operating	3,458	4,051	5,637	7,262
Total Expenses	$17,160	$15,999	$32,507	$30,791
Less management fees waived	—	(1,650)	—	(3,300)
Total Expenses after fees waived	$17,160	$14,349	$32,507	$27,491
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and make liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At June 30, 2026 and June 30, 2025, the effective management fee was 0.88% and 0.90% (prior to management fees waived) based on gross equity raised of $5,812,714 and $4,969,351, respectively. During the three and six months ended June 30, 2025 ACM voluntarily waived management fees of $1,650 and $3,300, respectively, (see Note 13 - Related Party Transactions).
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
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At June 30, 2026 and December 31, 2025, we had approximately $(190,650) and $(313,284), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2040. At June 30, 2026, we had $257,341 of net operating loss carryforwards available for use indefinitely.
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
The tables below summarize certain characteristics of our investments in securities at June 30, 2026 and December 31, 2025.

June 30, 2026	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.0%	$312,636	$255,509	$(3,190)	$252,319	3.5%	299	1.2%
2.5%	270,952	222,561	$4,501	$227,062	2.5%	312	1.0%
3.0%	758,725	658,363	5,510	663,873	4.5%	301	3.0%
3.5%	1,163,700	1,115,593	(53,287)	1,062,306	5.5%	311	4.9%
4.0%	1,013,446	1,003,238	(47,694)	955,544	7.5%	311	4.4%
4.5%	2,148,860	2,111,885	(34,291)	2,077,594	7.3%	330	9.5%
5.0%	4,252,003	4,215,514	(5,042)	4,210,472	7.3%	341	19.3%
5.5%	6,136,926	6,175,539	32,744	6,208,283	12.4%	339	28.5%
6.0%	3,242,640	3,299,680	36,893	3,336,573	21.7%	336	15.3%
6.5%	416,647	429,221	4,722	433,943	28.2%	337	2.0%
Other Agency Securities
Agency CMBS	1,170,567	1,180,589	(12,262)	1,168,327	n/a	90	5.4%
Total Agency Securities	$20,887,102	$20,667,692	$(71,396)	$20,596,296	10.7%	319	94.5%
TBA Agency Securities (2)
30 Year Long, 5.0%	100,000	97,734	665	98,399	n/a	n/a	0.5%
30 Year Long, 5.5%	300,000	300,897	402	301,299	n/a	n/a	1.4%
30 Year Long, 6.0%	200,000	203,547	274	203,821	n/a	n/a	0.9%
Total TBA Agency Securities	$600,000	$602,178	$1,341	$603,519	n/a	n/a	2.8%
U.S. Treasury Securities	$600,000	$599,320	$(11,972)	$587,348	n/a	n/a	2.7%
Total Investment in Securities	$22,087,102	$21,869,190	$(82,027)	$21,787,163			100.0%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

(1)Weighted average CPR during the quarter for the securities owned at June 30, 2026. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at a net carrying value of $1,791, at June 30, 2026 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

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
The following tables summarize changes in our investments in securities as of June 30, 2026 and December 31, 2025, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	June 30, 2026		December 31, 2025
	Agency Securities, Trading	U.S. Treasury Securities	Agency Securities, Trading	U.S Treasury Securities	U.S. Treasury Securities Sold Short
Balance, beginning of period	$19,417,640	$598,109	$12,439,414	$—	$(497,234)
Purchases (1)	4,273,614	501,709	9,796,487	1,200,838	504,277
Proceeds from sales	(1,411,926)	(491,402)	(1,634,243)	(603,493)	—
Principal repayments	(1,453,118)	—	(1,696,914)	—	—
Gains (losses)	(225,219)	(21,102)	514,836	854	(10,844)
Accrued interest payable	—	—	—	—	3,801
Amortization of purchase premium	(4,695)	34	(1,940)	(90)	—
Balance, end of period	$20,596,296	$587,348	$19,417,640	$598,109	$—
Percentage of Portfolio	97.2%	2.8%	97.0%	3.0%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.
Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 25 and 22 of which had open repurchase agreements with us at June 30, 2026 and December 31, 2025, respectively. We had outstanding balances under our repurchase agreements, net at June 30, 2026 and December 31, 2025 of $19,441,457 and $17,941,796, respectively. At June 30, 2026 and December 31, 2025, BUCKLER accounted for 46.8% and 47.0% of our aggregate borrowings and had an amount at risk of 6.8% and 7.1%, respectively, of our total stockholders' equity with a weighted average maturity of 27 days and 13 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At June 30, 2026, the average haircut percentage was 2.51% compared to 2.63% at December 31, 2025.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high-quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, we had derivatives with a net fair value of $592,888 and $592,241, respectively (see Note 7 to the consolidated financial statements).
At June 30, 2026, we had interest rate swap contracts with an aggregate notional balance of $15,889,000, a weighted average swap rate of 2.78% and a weighted average term of 52 months. At December 31, 2025, we had interest rate swap contracts with an aggregate notional balance of $12,327,000, a weighted average swap rate of 2.44% and a weighted average term of 51 months. We also had TBA Agency Securities with an aggregate notional balance of $600,000 at June 30, 2026. We did not have TBA Agency Securities at December 31, 2025 (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the six months ended June 30, 2026 and for the year ended December 31, 2025.

Interest Swap Contracts	For the Six Months Ended June 30, 2026	For the Year Ended December 31, 2025
Net Balance, beginning of period	$574,514	$894,715
Net interest rate swap contract payments received	(105,255)	(203,247)
Interest rate swap income accrued	252,343	433,274
Interest rate swap expense accrued	(183,396)	(250,397)
Unrealized gains (losses)	113,155	(368,209)
Loss on early terminations	2,025	68,378
Net Balance, end of period	$653,386	$574,514

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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net (losses) gains related to our derivatives of $108,235 and $191,260 and $(108,022) and $(299,240), for the three and six months ended June 30, 2026 and June 30, 2025, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At June 30, 2026 and December 31, 2025, we had $10,808,000 and $7,193,000, respectively, of notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

 At June 30, 2026, our liquidity totaled $1,222,244, consisting of $83,679 of cash and cash equivalents plus $1,138,565 of unencumbered Agency Securities and U.S. Treasury Securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results.
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
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

in purchase prices or sales proceeds. At June 30, 2026 and December 31, 2025, we financed our securities portfolio with $19,441,457 and $17,941,796 of borrowings under repurchase agreements, respectively.
We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at June 30, 2026 and December 31, 2025, were 7.54:1 and 7.94:1, respectively. Our leverage ratios, including our TBA Agency Securities, were 7.77:1 and 7.94:1 at June 30, 2026 and December 31, 2025, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 7.73:1 and 8.07:1 at June 30, 2026 and December 31, 2025, respectively.
Securities Portfolio Matters

	For the Six Months Ended June 30,
	2026	2025
Securities purchased using proceeds from repurchase agreements and principal repayments	$4,775,323	$4,313,240
Average securities portfolio, including TBA Securities	$20,355,876	$14,446,881
Cash received from principal repayments on MBS	$1,453,118	$634,182
Net cash increase (decrease) from repurchase agreements	$1,499,661	$2,096,257
Cash interest payments made on liabilities	$485,224	$313,885
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$321,734	$126,446
Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities.
The following tables present our equity transactions for the six months ended June 30, 2026 and for the year ended December 31, 2025 (see Note 10 and Note 13 to the consolidated financial statements).

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
June 30, 2026
Preferred C ATM Sales Agreement	January 2, 2026 - June 29, 2026	505	$20.75	$10,475
2023 Common stock ATM Sales Agreement	January 6, 2026 - June 30, 2026	24,535	$17.69	$434,031
DRIP shares issued	January 26, 2026 - June 29, 2026	5	$17.15	$76
Common stock repurchased	March 20, 2026	(125)	$16.11	$(2,013)

December 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - December 31, 2025	201	$20.50	$4,118
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,502
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.82	$575,554
DRIP shares issued	January 27, 2025 - December 29, 2025	7	$16.59	$111
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and six months ended June 30, 2026 and June 30, 2025 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
ARMOUR management fees	$12,539	$11,044	$24,754	$21,798
Less management fees waived	—	(1,650)	—	(3,300)
Total management fee expense	$12,539	$9,394	$24,754	$18,498
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At June 30, 2026, there were 383 shares available for future issuance under the Plan.
At June 30, 2026, there was approximately $16,724 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $18.71 per share), which we expect to recognize as an expense as follows: for the remainder of 2026 an expense of $2,182, in 2027 an expense of $3,699, and thereafter an expense of $10,843. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 2,443 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 544 shares of common stock available under the 2023 Common stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
2023 Common stock ATM Sales Agreement	An equity sales agreement that we entered into on July 26, 2023 with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, as amended on October 25, 2023 to add StockBlock Securities LLC as a sales agent, as amended on June 20, 2024 to add BTIG, LLC as a sales agent, as amended on August 23, 2024 to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 25,000, as amended on September 20, 2024, to add Janney Montgomery Scott LLC as a sales agent, as amended on February 13, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 15,000, as further amended on July 25, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 9,500, and as further amended on January 28, 2026, to increase the number of shares of our common stock that may be offered and sold under the agreement by 15,000 and to remove Janney as a sales agent, and to add Huntington Securities, Inc. as a sales agent, pursuant to which we may offer and sell over a period of time and from time to time up to 79,500 shares of our common stock, par value $0.001 per share.
Agency CMBS	Commercial mortgage backed securities.
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at June 30, 2026 and December 31, 2025. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
June 30, 2026
1.00%	2.61%	(0.54)%	(4.69)%
0.50%	1.17%	(0.18)%	(1.60)%
(0.50)%	(0.60)%	(0.20)%	(1.72)%
(1.00)%	(0.29)%	(0.88)%	(7.59)%

December 31, 2025
1.00%	(6.31)%	(0.99)%	(8.98)%
0.50%	(3.25)%	(0.38)%	(3.44)%
(0.50)%	3.55%	(0.05)%	(0.41)%
(1.00)%	7.46%	(0.59)%	(5.36)%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of June 30, 2026 and December 31, 2025. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	June 30, 2026		December 31, 2025
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.21)%	(10.22)%	(1.16)%	(10.24)%
+10 BPS	(0.48)%	(4.09)%	(0.46)%	(4.10)%
-10 BPS	0.48%	4.09%	0.46%	4.10%
-25 BPS	1.21%	10.22%	1.16%	10.24%

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

Item 4. Controls and Procedures
ARMOUR Residential REIT, Inc.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our second quarter that ended on June 30, 2026. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Internal Control Over Financial Reporting

Our CEO and CFO participated in an evaluation by our management of any changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the second quarter ended June 30, 2026. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
Item 1. Legal Proceedings

During the quarter ended June 30, 2026, there have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.

Exhibit Index
Exhibit Number	Description

10.1
ARMOUR Residential REIT, Inc.’s Fourth Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Appendix A to ARMOUR’s Definitive Proxy Statement on Schedule 14A filed March 19, 2026).

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

July 22, 2026	ARMOUR RESIDENTIAL REIT, INC.

/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer, Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer