Form 10-Q
period 2026-09-30
Armour Residential REIT, Inc.
filed 2026-10-21
CIK 1428205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s common stock as of October 20, 2026 was 148,415,420.

ARMOUR Residential REIT, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARMOUR Residential REIT, Inc.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$99,666	$63,270
Cash collateral posted to counterparties	34,209	226,701
Investments in securities, at fair value
Agency Securities (including pledged securities of $19,659,303 ($9,764,715 with BUCKLER) at September 30, 2026 and $18,071,863 ($8,324,007 with BUCKLER) at December 31, 2025)	19,991,917	19,417,640
U.S. Treasury Securities (including pledged securities of $473,975 ($379,240 with BUCKLER) at September 30, 2026 and $598,109 ($498,438 with BUCKLER) at December 31, 2025)	473,975	598,109
Receivable for unsettled sales (including pledged securities of $350,147 ($158,151 with BUCKLER) at September 30, 2026)	411,773	—
Derivatives, at fair value	1,360,207	611,544
Accrued interest receivable	93,224	86,153
Prepaid and other	2,904	1,742
Total Assets	$22,467,875	$21,005,159
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements, net (including $9,644,292 and $8,426,540, at September 30, 2026 and December 31, 2025, respectively with BUCKLER)	$19,379,128	$17,941,796
Cash collateral posted by counterparties	649,513	419,427
Payable for unsettled purchases	—	302,094
Derivatives, at fair value	24,402	19,303
Accrued interest payable- repurchase agreements (including $29,701 and $27,752, at September 30, 2026 and December 31, 2025, respectively with BUCKLER)	58,291	59,267
Accounts payable and other accrued expenses	5,879	2,219
Total Liabilities	$20,117,213	$18,744,106

Commitments and contingencies (Note 8 and Note 13)

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000 shares authorized; 7.00% Series C Cumulative Preferred Stock; 7,676 shares and 7,048 shares issued and outstanding ($25.00 per share liquidation preference) at September 30, 2026 and December 31, 2025, respectively	7	7
Common stock, $0.001 par value, 250,000 and 175,000 shares authorized; 148,415 shares and 111,915 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	148	112
Additional paid-in capital	6,094,073	5,446,152
Cumulative distributions to stockholders	(2,961,618)	(2,667,051)
Accumulated net loss	(781,948)	(518,167)
Total Stockholders’ Equity	$2,350,662	$2,261,053
Total Liabilities and Stockholders’ Equity	$22,467,875	$21,005,159
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income:
Interest Income	$274,342	$210,182	$787,413	$563,949
Interest expense (including $(93,128) and $(82,157) and $(260,192) and $(211,475), respectively with BUCKLER)	(190,599)	(171,665)	(556,137)	(455,986)
Net Interest Income	$83,743	$38,517	$231,276	$107,963
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	(1,165,185)	177,108	(1,390,404)	401,910
Gain (Loss) on U.S. Treasury Securities, net	(18,227)	6,197	(39,329)	(9,596)
Gain (Loss) on derivatives, net (1)	792,440	(49,287)	983,700	(348,527)
Total Other Income (Loss)	$(390,972)	$134,018	$(446,033)	$43,787
Expenses:
Management fees	13,039	11,703	37,793	33,532
Compensation	1,480	926	3,596	2,626
Other operating	1,998	2,297	7,635	9,559
Total Expenses	$16,517	$14,926	$49,024	$45,717
Less management fees waived	—	(1,650)	—	(4,950)
Total Expenses after fees waived	$16,517	$13,276	$49,024	$40,767
Net Income (Loss)	$(323,746)	$159,259	$(263,781)	$110,983
Dividends on preferred stock	(3,326)	(3,003)	(9,765)	(9,006)
Net Income (Loss) available (related) to common stockholders	$(327,072)	$156,256	$(273,546)	$101,977

Net Income (Loss) per share available (related) to common stockholders (Note 11):
Basic	$(2.26)	$1.50	$(2.09)	$1.16
Diluted	$(2.26)	$1.49	$(2.09)	$1.16
Dividends declared per common share	$0.72	$0.72	$2.16	$2.16
Weighted average common shares outstanding:
Basic	144,564	104,318	131,176	87,886
Diluted	144,564	104,573	131,176	88,141
(1) Interest income and expense related to our interest rate swap contracts is recorded in gain (loss) on derivatives, net on the consolidated statements of operations. For additional information, see financial statement Note 7.
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, June 30, 2025	6,864	88,071	$7	$88	$5,053,048	$(2,504,062)	$(889,130)	$1,659,951
Net Income	—	—	—	—	—	—	159,259	159,259
Issuance of common stock, net	—	24,496	—	25	398,106	—	—	398,131
Stock based compensation, net of withholding requirements	—	15	—	—	570	—	—	570
Common stock repurchased	—	(684)	—	(1)	(9,915)	—	—	(9,916)
Preferred stock dividends	—	—	—	—	—	(3,003)	—	(3,003)
Common stock dividends	—	—	—	—	—	(76,196)	—	(76,196)
Balance, September 30, 2025	6,864	111,898	$7	$112	$5,441,809	$(2,583,261)	$(729,871)	$2,128,796

Balance, June 30, 2026	7,553	136,371	$7	$136	$5,890,026	$(2,852,873)	$(458,202)	$2,579,094
Net Loss	—	—	—	—	—	—	(323,746)	(323,746)
Issuance of Preferred stock, net	123	—	—	—	2,527	—	—	2,527
Issuance of common stock, net	—	12,368	—	12	205,732	—	—	205,744
Stock based compensation, net of withholding requirements	—	40	—	—	937	—	—	937
Common stock repurchased	—	(364)	—	—	(5,149)	—	—	(5,149)
Preferred stock dividends	—	—	—	—	—	(3,326)	—	(3,326)
Common stock dividends	—	—	—	—	—	(105,419)	—	(105,419)
Balance, September 30, 2026	7,676	148,415	$7	$148	$6,094,073	$(2,961,618)	$(781,948)	$2,350,662
Continued

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Shares		Par
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Distributions to Stockholders	Accumulated Net Loss	Total Stockholders'Equity
Balance, December 31, 2024	6,847	62,412	$7	$62	$4,585,739	$(2,383,539)	$(840,854)	$1,361,415
Net Income	—	—	—	—	—	—	110,983	110,983
Issuance of Preferred stock, net	17	—	—	—	279	—	—	279
Issuance of common stock, net	—	50,796	—	51	874,181	—	—	874,232
Stock based compensation, net of withholding requirements	—	41	—	—	1,556	—	—	1,556
Common stock repurchased	—	(1,351)	—	(1)	(19,946)	—	—	(19,947)
Preferred stock dividends	—	—	—	—	—	(9,006)	—	(9,006)
Common stock dividends	—	—	—	—	—	(190,716)	—	(190,716)
Balance, September 30, 2025	6,864	111,898	$7	$112	$5,441,809	$(2,583,261)	$(729,871)	$2,128,796

Balance, December 31, 2025	7,048	111,915	$7	$112	$5,446,152	$(2,667,051)	$(518,167)	$2,261,053
Net Loss	—	—	—	—	—	—	(263,781)	(263,781)
Issuance of Preferred stock, net	628	—	—	—	13,002	—	—	13,002
Issuance of common stock, net	—	36,908	—	36	639,815	—	—	639,851
Stock based compensation, net of withholding requirements	—	81	—	—	2,266	—	—	2,266
Common stock repurchased	—	(489)	—	—	(7,162)	—	—	(7,162)
Preferred stock dividends	—	—	—	—	—	(9,765)	—	(9,765)
Common stock dividends	—	—	—	—	—	(284,802)	—	(284,802)
Balance, September 30, 2026	7,676	148,415	$7	$148	$6,094,073	$(2,961,618)	$(781,948)	$2,350,662
See consolidated financial statement notes (unaudited).

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows Provided By (Used In) Operating Activities:
Net Income (loss)	$(263,781)	$110,983
Adjustments to reconcile net income (loss) to net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities:
Net (accretion) amortization of premium on Agency Securities	2,235	(1,176)
Net (accretion) amortization of U.S. Treasury Securities	(76)	132
(Gain) Loss on Agency Securities, trading, net	1,390,404	(401,910)
Loss on U.S. Treasury Securities, net	39,329	9,596
Stock based compensation	2,266	1,556
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(7,666)	(26,888)
Increase in prepaid and other assets	(1,162)	(1,256)
Change in derivatives, at fair value	(743,564)	367,416
Increase (decrease) in accrued interest payable- repurchase agreements	(976)	31,898
Decrease in accrued interest payable- U.S. Treasury Securities sold short	—	(3,801)
Increase in accounts payable and other accrued expenses	3,660	2,091
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$420,669	$88,641
Cash Flows Provided By (Used In) Investing Activities:
Purchases of Agency Securities	(6,467,149)	(7,669,859)
Purchases of U.S. Treasury Securities (includes $50,049 and $203,422 with BUCKLER, respectively)	(501,709)	(1,106,410)
Principal repayments of Agency Securities	2,035,765	1,038,458
Proceeds from sales of Agency Securities	1,751,196	1,341,698
Proceeds from sales of U.S. Treasury Securities (includes $49,000 and $100,502 with BUCKLER, respectively)	586,590	351,608
Disbursements on reverse repurchase agreements (includes $0 and $(1,860,188) with BUCKLER, respectively)	—	(2,268,875)
Receipts from reverse repurchase agreements (includes $0 and $2,307,250 with BUCKLER, respectively)	—	2,767,125
Decrease in cash collateral posted by counterparties	230,086	(380,237)
Net cash and cash equivalents and cash collateral posted to counterparties used in investing activities	$(2,365,221)	$(5,926,492)
Cash Flows Provided By (Used In) Financing Activities:
Issuance of Series C Preferred stock, net of expenses	13,002	279
Issuance of common stock, net of expenses	639,804	874,195
Proceeds from repurchase agreements (including $60,497,426 and $64,158,045, respectively with BUCKLER)	124,246,399	106,444,574
(Continued)

ARMOUR Residential REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Principal repayments on repurchase agreements (including $(59,279,674) and $(62,334,995), respectively with BUCKLER)	(122,809,067)	(101,099,228)
Series C Preferred stock dividends paid	(9,765)	(9,006)
Common stock dividends paid	(284,755)	(190,679)
Common stock repurchased	(7,162)	(19,947)
Net cash and cash equivalents and cash collateral posted to counterparties provided by financing activities	$1,788,456	$6,000,188
Net increase (decrease) in cash and cash equivalents and cash collateral posted to counterparties	(156,096)	162,337
Cash and cash equivalents and cash collateral posted to counterparties - beginning of period	289,971	146,183
Cash and cash equivalents and cash collateral posted to counterparties - end of period	$133,875	$308,520
Supplemental Disclosure:
Cash paid during the period for interest	$759,080	$507,495
Non-Cash Investing Activities:
Receivable for unsettled sales	$411,773	$296,523
Payable for unsettled purchases	$—	$(72,933)
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
At September 30, 2026 and December 31, 2025, our investments in securities included mortgage backed securities ("MBS"), issued or guaranteed by a United States ("U.S.") Government-sponsored entity ("GSE"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or a government agency such as Government National Mortgage Administration ("Ginnie Mae") (collectively, "Agency Securities") and U.S. Treasury Securities. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
Note 2 - Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (the "unaudited consolidated financial statements") have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K as of and for the year ended December 31, 2025.
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
In addition to the repurchase agreement financing discussed above, at certain times, we have entered into reverse repurchase agreements with certain of our repurchase agreement counterparties. Under a typical reverse repurchase agreement, we purchase U.S. Treasury Securities from a borrower in exchange for cash and agree to sell the same securities in the future in exchange for a price that is higher than the original purchase price. The difference between the purchase price originally paid and the sale price represents interest received from the borrower. Reverse repurchase agreement receivables and repurchase agreement liabilities are presented net when they meet certain criteria, including being with the same counterparty, being governed by the same master repurchase agreement ("MRA"), settlement through the same brokerage or clearing account and maturing on the same day. At September 30, 2026 and December 31, 2025 we did not have reverse repurchase agreements.
Obligations to Return Securities Received as Collateral, at Fair Value
We also sell to third parties the U.S. Treasury Securities received as collateral for reverse repurchase agreements and recognize the resulting obligation to return said U.S. Treasury Securities as a liability on our consolidated balance sheet. Interest is recorded on reverse repurchase agreements and U.S. Treasury Securities on an accrual basis and presented as net interest expense. Both parties to the transaction have the right to make daily margin calls based on changes in the fair value of the collateral received and/or pledged. At September 30, 2026 and December 31, 2025, we did not have obligations to return securities received as collateral associated with our reverse repurchase agreements.
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
The following tables provide a summary of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

September 30, 2026	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$19,991,917	$—	$19,991,917
U.S. Treasury Securities	$473,975	$—	$—	$473,975
Derivatives	$227,881	$1,132,326	$—	$1,360,207
Liabilities at Fair Value:
Derivatives	$—	$24,402	$—	$24,402

December 31, 2025	Level 1	Level 2	Level 3	Balance
Assets at Fair Value:
Agency Securities	$—	$19,417,640	$—	$19,417,640
U.S. Treasury Securities	$598,109	$—	$—	$598,109
Derivatives	$17,820	$593,724	$—	$611,544
Liabilities at Fair Value:
Derivatives	$93	$19,210	$—	$19,303
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2026 or for the year ended December 31, 2025.
Excluded from the tables above are financial instruments, including cash and cash equivalents, cash collateral posted to/by counterparties, receivables, payables (categorized as Level 1) and borrowings under repurchase agreements, net (categorized as Level 2), which are presented in our consolidated financial statements at carrying amount, which approximates fair value at September 30, 2026 and December 31, 2025.
Note 5 - Investments in Securities

As of September 30, 2026 and December 31, 2025, our securities portfolio consisted of $20,465,892 and $20,015,749 of trading securities, at fair value, respectively.
We also had $804,760 and $0 of TBA Agency Securities, at fair value, which were reported at net carrying value of $(24,401) and $0, respectively, at September 30, 2026 and December 31, 2025. TBA Securities are reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 - Derivatives). The net carrying value of our TBA Agency Securities represents the difference between the fair value of the underlying Agency Security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency Security.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The tables below present the components of the carrying value and the unrealized gain or loss position of our investments in securities at September 30, 2026 and December 31, 2025.

September 30, 2026	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$21,411,666	$21,189,942	$(1,198,025)	$—	$19,991,917
U.S. Treasury Securities	500,000	498,837	(24,862)	—	473,975
Totals	$21,911,666	$21,688,779	$(1,222,887)	$—	$20,465,892

December 31, 2025	Principal Amount	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Agency Securities	$19,380,804	$19,257,086	$(87,828)	$248,382	$19,417,640
U.S. Treasury Securities	600,000	598,760	(1,078)	427	598,109
Totals	$19,980,804	$19,855,846	$(88,906)	$248,809	$20,015,749
The following table summarizes the weighted average lives of our investments in securities at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Weighted Average Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost
< 1 year	$—	$—	$—	$—
≥ 1 year and < 3 years	—	—	1,934,537	1,910,316
≥ 3 years and < 5 years	648,954	679,929	8,305,993	8,201,320
≥ 5 years	19,816,938	21,008,850	9,775,219	9,744,210
Totals	$20,465,892	$21,688,779	$20,015,749	$19,855,846
We use a third-party model to calculate the weighted average lives of our investments in securities. Weighted average life is calculated based on expectations for estimated prepayments for the underlying mortgage loans of our investments in securities. These estimated prepayments are based on assumptions such as interest rates, current and future home prices, housing policy and borrower incentives. The weighted average lives of our investments in securities at September 30, 2026 and December 31, 2025 in the table above are based upon market factors, assumptions, models and estimates from the third-party model and also incorporate management’s judgment and experience. The actual weighted average lives of these securities could be longer or shorter than estimated.
 Note 6 - Repurchase Agreements, net

At September 30, 2026, we had active MRAs with 37 counterparties and had $19,379,128 in outstanding borrowings with 25 of those counterparties. At December 31, 2025, we had MRAs with 35 counterparties and had $17,941,796 in outstanding borrowings with 22 counterparties.
The following tables represent the contractual repricing regarding our repurchase agreements to finance MBS and Treasury purchases at September 30, 2026 and December 31, 2025. Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2026, the average haircut percentage was 2.48% compared to 2.63% at December 31, 2025. The haircut for our repurchase agreements vary by counterparty and therefore, the changes in the average haircut percentage will vary with the changes in our counterparty repurchase agreement balances.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

September 30, 2026	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days	$19,379,128	3.92%	13
Total or Weighted Average	$19,379,128	3.92%	13

December 31, 2025	Balance	Weighted Average Contractual Rate	Weighted Average Maturity in days
≤ 30 days	$17,941,796	4.01%	15
Total or Weighted Average	$17,941,796	4.01%	15
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
At September 30, 2026 and December 31, 2025, BUCKLER accounted for 49.8% and 47.0% of our aggregate borrowings and had an amount at risk of 8.0% and 7.1%, respectively, of our total stockholders' equity with a weighted average maturity of 9 days and 13 days, respectively, on repurchase agreements, net (see Note 13 - Related Party Transactions).
In addition, at September 30, 2026, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for approximately 10.2% of our repurchase agreement borrowings outstanding at September 30, 2026. At December 31, 2025, we had 2 repurchase agreement counterparties that individually accounted for over 5% of our aggregate borrowings. In total, these counterparties accounted for 12.1% of our repurchase agreement borrowings at December 31, 2025.
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

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following tables present information about the potential effects of netting our derivatives if we were to offset the assets and liabilities on the accompanying consolidated balance sheets. We currently present these financial instruments at their gross amounts and they are included in Derivatives, at fair value on the accompanying consolidated balance sheets at September 30, 2026 and December 31, 2025.

		Gross Amounts Not Offset
Assets	Gross Amounts (1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2026
Interest rate swap contracts (2)	$1,132,326	$—	$(546,700)	$585,626
Futures contracts	227,881	—	(83,363)	144,518
TBA Agency Securities	—	—	—	—
Totals	$1,360,207	$—	$(630,063)	$730,144

December 31, 2025
Interest rate swap contracts (2)	$593,724	$(19,210)	$(244,878)	$329,635
Futures contracts	17,820	(93)	53,210	70,937
Totals	$611,544	$(19,303)	$(191,668)	$400,572
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $454,280 and $15,329 of centrally-cleared interest rate swap contracts, respectively.

		Gross Amounts Not Offset
Liabilities	Gross Amounts (1)	Financial Instruments	Cash Collateral	Total Net
September 30, 2026
TBA Agency Securities	$(24,402)	$—	$10,329	$(14,073)
Totals	$(24,402)	$—	$10,329	$(14,073)

December 31, 2025
Interest rate swap contracts (2)	$(19,210)	$19,210	$—	$—
Futures contracts	(93)	93	—	—
Totals	$(19,303)	$19,303	$—	$—
(1)See Note 4 - Fair Value of Financial Instruments for additional discussion.
(2)Includes $(19,210) of centrally-cleared interest rate swap contracts.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table represents the information regarding our derivatives which are included in Gain (Loss) on derivatives, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025.

	Income (Loss) Recognized
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives	2026	2025	2026	2025
Interest rate swap contracts (1)	$515,117	$(17,232)	$697,219	$(233,797)
Futures contracts	311,684	(32,605)	326,019	(121,698)
TBA Agency Securities	(34,361)	550	(39,538)	6,968
Total Gain (Loss) on Derivatives, net	$792,440	$(49,287)	$983,700	$(348,527)
(1)Includes $386,658 and $(17,173) and $491,072 and $(128,745) of centrally-cleared interest rate swap contract income (loss) for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
The following tables present information about our derivatives at September 30, 2026 and December 31, 2025. We did not have any TBA Agency Securities at December 31, 2025.

Interest Rate Swap Contracts (1)	Notional Amount	Weighted Average Remaining Term (Months)	Weighted Average Rate
September 30, 2026
< 3 years	$7,547,000	20	3.17%
≥ 3 years and < 5 years	3,952,000	50	1.49%
≥ 5 years and < 7 years	1,965,000	73	2.98%
≥ 7 years and < 10 years	2,265,000	108	3.86%
≥ 10 years	1,225,000	175	4.37%
Total or Weighted Average (2)	$16,954,000	56	2.93%

December 31, 2025
< 3 years	$6,475,000	25	3.02%
≥ 3 years and < 5 years	1,802,000	52	0.53%
≥ 5 years and < 7 years	2,400,000	69	1.43%
≥ 7 years and < 10 years	1,350,000	111	3.73%
≥ 10 years	300,000	176	3.96%
Total or Weighted Average (3)	$12,327,000	51	2.44%
(1)Pay Fixed/Receive Variable.
(2)Of this amount, $12,073,000 notional are SOFR based swaps, the last of which matures in 2041; and $4,881,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $11,873,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2041.
(3)Of this amount, $7,393,000 notional are SOFR based swaps, the last of which matures in 2040; and $4,934,000 notional are Federal Funds based swaps, the last of which matures in 2032. Of this amount, $7,193,000 notional are centrally-cleared interest rate swap contracts, the last of which matures in 2040.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

TBA Agency Securities	Notional Amount	Cost Basis	Fair Value
September 30, 2026
30 Year Long, 5.5%	$400,000	$393,762	$381,083
30 Year Long, 6.0%	330,000	332,787	323,228
30 Year Long, 6.5%	100,000	102,613	100,449
Total TBA Agency Securities	$830,000	$829,162	$804,760

Note 8 - Commitments and Contingencies

Management
The Company is managed by ACM, pursuant to a management agreement (see also Note 13 - Related Party Transactions). The management agreement entitles ACM to receive management fees payable monthly in arrears. Currently, the monthly management fee is 1/12th of the sum of (a) 1.5% of gross equity raised up to $1.0 billion plus (b) 0.75% of gross equity raised in excess of $1.0 billion. Gross equity raised includes the total amounts of paid in capital relating to both our common and preferred stock, before deduction of brokerage commissions and other costs of capital raising. Amounts paid to stockholders to repurchase stock, before deduction of brokerage commissions and costs, reduces gross equity raised. Dividends specifically designated by the Board as liquidation dividends will reduce the amount of gross equity raised. To date, the Board has not so designated any of the dividends paid by the Company. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At September 30, 2026, the effective management fee was 0.87%, based on gross equity raised of $6,017,634.
During the three and nine months ended September 30, 2025, ACM voluntarily waived management fees of $1,650 and $4,950, respectively. On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntarily waiver. The termination of the waiver was effective for the contractual management fee that became due and payable after February 1, 2026 (relating to services for the month of January 2026). This waiver did not constitute a waiver of any other amounts due to ACM from ARMOUR under the management agreement or otherwise, including but not limited to any expense reimbursements, any amounts calculated by reference to the contractual Base Management Fee, or any awards under the 2009 Stock Incentive Plan (as amended, the “Plan”).
On March 30, 2026, the Company extended the contractual term of the management agreement through March 31, 2033. Based on the management fee base, gross equity raised, as of September 30, 2026, the Company’s contractual management fee commitments are:

Year	Contractual Management Fee
Remainder of 2026	13,158
2027	52,632
2028	52,632
2029	52,632
2030	52,632
2031	52,632
2032	52,632
2033	52,632
Total	$381,582

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
Indemnifications and Litigation
We enter into certain contracts that contain a variety of indemnifications, principally with ACM and underwriters, against third-party claims for errors and omissions in connection with their services to us. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements, as well as the maximum amount attributable to past events, is not material. Accordingly, we have no liabilities recorded for these agreements at September 30, 2026 and December 31, 2025.
Note 9 - Stock Based Compensation

We adopted the Plan to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. On April 30, 2026, at the Company's 2026 annual meeting of stockholders, the Plan was amended to increase the aggregate number of shares available for issuance under the Plan by 1,000 shares of common stock from 800 shares to 1,800 shares of common stock. At September 30, 2026, there were 383 shares available for future issuance under the Plan.
Transactions related to awards for the nine months ended September 30, 2026 are summarized below:

	September 30, 2026
	Number of Awards	Weighted Average Grant Date Fair Value per Award
Unvested RSU Awards Outstanding at December 31, 2025	325	$23.37
Granted (1)	620	$16.92
Vested	(105)	$23.99
Unvested RSU Awards Outstanding at September 30, 2026	840	$18.53
(1) During the nine months ended September 30, 2026, 500 RSUs were granted to our executive officers and other ACM employees and approximately 120 RSUs were granted to the Board.
At September 30, 2026, there was approximately $15,565 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $18.53 per share), which we expect to recognize as an expense as follows: for the remainder of 2026 an expense of $1,006, in 2027 an expense of $3,699, and thereafter an expense of $10,860. Our policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees of $33, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Non-executive Board members have the option to participate in the Company's Non-Management Director Compensation and Deferral Program (the "Deferral Program"). The Deferral Program permits non-executive Board members to elect to receive either common stock or RSUs or a combination of common stock and RSUs at the option of the director, instead of all or part of their quarterly cash compensation and/or all or part of their committee and chairperson cash retainers.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Note 10 - Stockholders' Equity

The following table presents the components of cumulative distributions to stockholders at September 30, 2026 and December 31, 2025.

Cumulative Distributions to Stockholders	September 30, 2026	December 31, 2025
Preferred dividends	$190,594	$180,829
Common stock dividends	2,771,024	2,486,222
Totals	$2,961,618	$2,667,051
Preferred Stock
At September 30, 2026 and December 31, 2025, we were authorized to issue up to 50,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board of Directors (“Board”) or a committee thereof. At September 30, 2026, 10,000 shares of the Company’s authorized preferred stock, par value $0.001 per share, were designated as shares of 7.00% Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") with the powers, designations, preferences and other rights as set forth therein and a total of 40,000 shares of our authorized preferred stock remained available for designation as future series.
At September 30, 2026 and December 31, 2025, we had 7,676 and 7,048 shares of Series C Preferred Stock issued and outstanding with a par value of $0.001 per share and a liquidation preference of $25.00 per share, or $191,899 and $176,196 in the aggregate, respectively. At September 30, 2026 and December 31, 2025, there were no accrued or unpaid dividends on the Series C Preferred Stock. Shares designated as Series C Preferred Stock but unissued, which are available under the Preferred C ATM Sales Agreement, totaled 2,324 and 2,952 at September 30, 2026 and December 31, 2025.
On January 29, 2020, the Company entered into an Equity Sales Agreement (the “Preferred C ATM Sales Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) and BUCKLER, as sales agents (individually and collectively, the “Agents"), and ACM, pursuant to which the Company may offer and sell, over a period of time and from time to time, through one or more of the Agents, as the Company’s agents, up to 6,550 of Series C Preferred Stock. The Preferred C ATM Sales Agreement relates to a proposed “at-the-market” offering program. Under the Preferred C ATM Sales Agreement, we will pay the agent designated to sell our shares an aggregate commission of up to 2.0% of the gross sales price per share of our Series C Preferred Stock sold through the designated agent under the Preferred C ATM Sales Agreement. On June 20, 2024, the Preferred C ATM Sales Agreement was amended to add BTIG, LLC, as a sales agent. During the nine months ended September 30, 2026, we sold 628 shares under the Preferred C ATM Sales Agreement for proceeds of $13,002, net of issuance costs and commissions of approximately $164.
Preferred Stock Repurchase Program
On July 26, 2022, the Board authorized a repurchase program of up to an aggregate of 2,000 shares of the Company’s outstanding Series C Preferred Stock ("Series C Preferred Stock Repurchase Program"). Under the Series C Preferred Stock Repurchase Program, shares of Series C Preferred Stock may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, in consultation with the Pricing Committee of the Board, subject to the requirements of the Exchange Act and related rules. We are not required to repurchase any shares under the Series C Preferred Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

repurchased shares are treated as authorized but unissued. We did not repurchase any shares under the Series C Preferred Stock Repurchase Program during the nine months ended September 30, 2026.
Common Stock
At September 30, 2026 and December 31, 2025, we were authorized to issue up to 250,000 and 175,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by our Board. We had 148,415 and 111,915 shares of common stock issued and outstanding at September 30, 2026 and December 31, 2025, respectively.
On July 26, 2023 we entered into an Equity Sales Agreement (the “2023 Common stock ATM Sales Agreement”), with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, relating to the shares of our common stock. In accordance with the terms of the 2023 Common Stock ATM Sales agreement, we could initially offer and sell over a period of time and from time to time, up to 15,000 shares of our common stock, par value $0.001 per share. On October 25, 2023, the 2023 Common stock ATM Sales Agreement was amended to add StockBlock Securities LLC, as a sales agent and on June 20, 2024 it was further amended to add BTIG, LLC as a sales agent. On August 23, 2024, the 2023 Common stock ATM Sales Agreement was amended to increase by 25,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On September 20, 2024, the 2023 Common stock ATM Sales Agreement was further amended to add Janney Montgomery Scott LLC ("Janney"), as a sales agent. On February 13, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 15,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On July 25, 2025, the 2023 Common stock ATM Sales Agreement was further amended to increase by 9,500 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement. On January 28, 2026, the 2023 Common stock ATM Sales Agreement was further amended to increase by 15,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement and to remove Janney as a sales agent, and add Huntington Securities, Inc. as a sales agent. On July 24, 2026, the 2023 Common stock ATM Sales Agreement was further amended to increase by 25,000 the number of shares of our common stock that may be offered and sold under the 2023 Common stock ATM Sales Agreement.
During the nine months ended September 30, 2026, we sold 36,901 common shares under the 2023 Common stock ATM Sales Agreement for proceeds of $639,739, net of issuance costs and commissions of approximately $5,383.
During the nine months ended September 30, 2026, we issued 7 common shares under our Common Stock Dividend Reinvestment Program ("DRIP") for net proceeds of $112.
See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.
Common Stock Repurchase Program
 At September 30, 2026 and December 31, 2025, there were 4,636 and 866, respectively, authorized shares remaining under the Company's common stock repurchase authorization (the "Common Stock Repurchase Program"). The Common Stock Repurchase Program authorization was increased to 5,000 shares, effective April 21, 2026. Under the Common Stock Repurchase Program, shares of common stock may be purchased in the open market, including block trades, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future. The timing, manner, price and amount of any repurchases will be at our discretion, subject to the requirements of the Exchange Act, and related rules. We are not required to repurchase any shares under the Common Stock Repurchase Program and it may be modified, suspended or terminated at any time for any reason. We do not intend to purchase shares from our Board or other affiliates. Under Maryland law, such repurchased shares are treated as authorized but unissued. During the nine months ended September 30, 2026 we repurchased (489) common shares under this authorization for a cost of $(7,162) with BUCKLER. See Note 13 - Related Party Transactions for discussion of additional transactions with BUCKLER.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

Equity Capital Activities
The following tables present our equity transactions for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
September 30, 2026
Preferred C ATM Sales Agreement	January 2, 2026 - September 8, 2026	628	$20.70	$13,002
2023 Common stock ATM Sales Agreement	January 6, 2026 - September 14, 2026	36,901	$17.34	$639,739
DRIP shares issued	January 26, 2026 - September 29, 2026	7	$16.51	$112
Common stock repurchased	March 20, 2026 - September 8, 2026	(489)	$14.66	$(7,162)

December 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - December 31, 2025	201	$20.50	$4,118
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,502
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.82	$575,554
DRIP shares issued	January 27, 2025 - December 29, 2025	7	$16.59	$111
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)
(1)Weighted average price.
Dividends
A cash dividend of $0.14583 per outstanding share of Series C Preferred Stock, or $1,119 in the aggregate, will be paid on October 27, 2026, to holders of record on October 15, 2026. We have also declared cash dividends of $0.14583 per outstanding share of Series C Preferred Stock payable November 27, 2026, to holders of record on November 15, 2026, and payable December 28, 2026, to holders of record on December 15, 2026.
A cash dividend of $0.24 per outstanding common share, or $35,824 in the aggregate, will be paid on October 29, 2026, to holders of record on October 15, 2026. We have also declared a cash dividend of $0.24 per outstanding common share payable November 27, 2026, to holders of record on November 16, 2026.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

The following table presents our Series C Preferred Stock dividend transactions for the nine months ended September 30, 2026.

Record Date	Payment Date	Rate per Series C Preferred Share	Aggregate amount paid to holders of record
January 15, 2026	January 27, 2026	$0.14583	$1,041
February 15, 2026	February 27, 2026	$0.14583	1,061
March 15, 2026	March 27, 2026	$0.14583	1,073
April 15, 2026	April 27, 2026	$0.14583	1,074
May 15, 2026	May 27, 2026	$0.14583	1,091
June 15, 2026	June 29, 2026	$0.14583	1,099
July 15, 2026	July 27, 2026	$0.14583	1,102
August 15, 2026	August 27, 2026	$0.14583	1,105
September 15, 2026	September 28, 2026	$0.14583	1,119
Total dividends paid			$9,765
The following table presents our common stock dividend transactions for the nine months ended September 30, 2026.

Record Date	Payment Date	Rate per common share	Aggregate amount paid to holders of record
January 15, 2026	January 29, 2026	$0.24	$27,796
February 17, 2026	February 27, 2026	$0.24	28,734
March 16, 2026	March 30, 2026	$0.24	29,747
April 15, 2026	April 29, 2026	$0.24	29,847
May 15, 2026	May 28, 2026	$0.24	31,319
June 15, 2026	June 29, 2026	$0.24	31,940
July 15, 2026	July 30, 2026	$0.24	34,190
August 17, 2026	August 28, 2026	$0.24	35,318
September 15, 2026	September 29, 2026	$0.24	35,911
Total dividends paid			$284,802
Note 11 - Net Income (Loss) per Common Share

The following table presents a reconciliation of net income (loss) and the shares used in calculating weighted average basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and September 30, 2025.

ARMOUR Residential REIT, Inc.
CONSOLIDATED FINANCIAL STATEMENT NOTES (UNAUDITED)
(in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$(323,746)	$159,259	$(263,781)	$110,983
Less: Preferred dividends	(3,326)	(3,003)	(9,765)	(9,006)
Net Income (Loss) available (related) to common stockholders	$(327,072)	$156,256	$(273,546)	$101,977

Weighted average common shares outstanding – basic	144,564	104,318	131,176	87,886
Add: Effect of dilutive non-vested awards, assumed vested	—	255	—	255
Weighted average common shares outstanding – diluted	144,564	104,573	131,176	88,141

Net Income (loss) per share available (related) to common stockholders - basic	(2.26)	1.50	(2.09)	1.16
Net Income (loss) per share available (related) to common stockholders - diluted	(2.26)	1.49	(2.09)	1.16
For the three and nine months ended September 30, 2026, 840 of potentially dilutive non-vested awards outstanding were excluded from the computation of diluted Net Income (Loss) available (related) to common stockholders because to have included them would have been anti-dilutive for the period.
Note 12 - Income Taxes

The following table reconciles our GAAP net income (loss) to estimated REIT taxable income for the three and nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income (loss)	$(323,746)	$159,259	$(263,781)	$110,983
Book to tax differences:
ARMOUR TRS Inc. (income) loss	64	(94)	(18)	(289)
Gain (Loss) on Agency Securities, trading, net	1,165,185	(177,108)	1,390,404	(401,910)
Gain (Loss) on U.S. Treasury Securities, net	18,227	(6,197)	39,329	9,596
Changes in interest rate contracts	(757,419)	101,641	(875,489)	491,547
Amortization of deferred hedging costs	(13,914)	(18,437)	(48,718)	(52,132)
Amortization of deferred Treasury Future gains	2,881	1,981	3,167	7,558
Other	838	113	945	242
Estimated REIT taxable income	$92,116	$61,158	$245,839	$165,595
Interest rate contracts and futures contracts are treated as hedging transactions for U.S. federal income tax purposes. Unrealized gains and losses on open interest rate contracts are not included in the determination of REIT taxable income. Realized gains and losses on interest rate contracts and futures contracts terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2026 and December 31, 2025, we had approximately $(139,301) and $(313,284), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2040. At September 30, 2026, we had $257,341 of net operating loss carryforwards available for use indefinitely.

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
The aggregate tax basis of our assets and liabilities was greater than our total Stockholders’ Equity at September 30, 2026 by approximately $553,903, or approximately $3.73 per common share (based on the 148,415 common shares then outstanding). State and federal tax returns for the years 2023 and later remain open and are subject to possible examination.
We are required and intend to timely distribute substantially all of our REIT taxable income in order to maintain our REIT status under the Code. Total dividend payments to stockholders for the three and nine months ended September 30, 2026 and September 30, 2025 were $108,745 and $294,567 and $79,199 and $199,722, respectively.
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
Note 13 - Related Party Transactions

ACM
The Company is managed by ACM, pursuant to a management agreement. All of our executive officers are also employees of ACM. ACM manages our day-to-day operations, subject to the direction and oversight of the Board. The management agreement runs through March 31, 2033 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances. Either party must provide 180 days prior written notice of any such termination. During the three and nine months ended September 30, 2025, ACM voluntarily waived management fees of $1,650 and $4,950, respectively. On December 22, 2025, ACM notified ARMOUR that they were terminating the voluntary waiver (see Note 8 - Commitments and Contingencies).
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
The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
ARMOUR management fees	$13,039	$11,703	$37,793	$33,532
Less management fees waived	—	(1,650)	—	(4,950)
Total management fee expense	$13,039	$10,053	$37,793	$28,582
We are required to take actions as may be reasonably required to permit and enable ACM to carry out its duties and obligations. We are also responsible for any costs and expenses that ACM incurred solely on our behalf other than the various overhead expenses, which are included in Other Operating expenses in the consolidated statements of operations specified in the terms of the management agreement. For the three and nine months ended September 30, 2026 and September 30, 2025, we reimbursed ACM $500 and $1,434 and $350 and $2,021, respectively, for other expenses incurred on our behalf.
BUCKLER
At September 30, 2026, we held an ownership interest in BUCKLER of 10.8%, which is included in prepaid and other assets in our consolidated balance sheet and is accounted for using the equity method as BUCKLER maintains specific ownership accounts. Based on our evaluation of certain protective rights and the nature of the on demand subordinated loan agreements, we have determined that we do not have the power to direct the day-to-day activities that most significantly impact BUCKLER's economic performance and additionally do not have the obligation to absorb losses or the right to receive benefits that could be significant to BUCKLER. As a result, we do not have a controlling financial interest, and thus, are not BUCKLER's primary beneficiary and do not consolidate BUCKLER.
The value of the investment was $791 at September 30, 2026 and $583 at December 31, 2025, reflecting our total investment plus our share of BUCKLER’s operating results, in accordance with the terms of the BUCKLER operating agreement that our independent directors negotiated. The primary purpose of our investment in BUCKLER is to facilitate our access to repurchase financing.
BUCKLER's operating agreement (as may be amended and restated from time to time, the "BUCKLER operating agreement") contains certain provisions to benefit and protect the Company, including (1) sharing in any (a) defined profits realized by BUCKLER from the anticipated financing spreads resulting from repurchase financing facilitated by BUCKLER, and (b) distributions from BUCKLER to its members of net cash receipts, and (2) the realization of anticipated savings from reduced clearing, brokerage, trading and administrative fees. Other protective provisions in the BUCKLER operating agreement include (1) the requirement for the approval from the independent directors of the Company of any third-party business engaged by BUCKLER so long as any loan amount or indebtedness remains outstanding under the on demand subordinated loan agreements (as described more fully below) and (2) the independent directors may under certain circumstances cause BUCKLER to wind up and dissolve and promptly return certain on demand subordinated loans we provide to BUCKLER as regulatory capital. For the three and nine months ended September 30, 2026, we earned $0 and $20 from BUCKLER as an allocated share of Financing Gross Profit for a reduction of interest on repurchase agreements charged to the Company. Financing Gross Profit is defined in the BUCKLER operating agreement.

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
On February 22, 2021, the Company entered into an uncommitted revolving credit facility and security agreement with BUCKLER. Under the terms of the facility, the Company may, in its sole and absolute discretion, provide drawings to BUCKLER of up to $50,000. Interest on drawings is payable monthly at the Federal Reserve Bank of New York SOFR plus 2% per annum. To date, BUCKLER has not yet used the facility and therefore no interest expense was payable for the nine months ended September 30, 2026.
During the three and nine months ended September 30, 2026, with BUCKLER as the sales agent, under the 2023 Common stock ATM Sales Agreement, we sold 12,366 and 35,451 common shares for proceeds of $205,886 and $615,278, net of issuance costs and commissions of approximately $1,556 and $4,650 to BUCKLER.
During the three and nine months ended September 30, 2026, with BUCKLER as the agent, we repurchased (364) and (489) common shares under the current repurchase authorization which cost $(5,149) and $(7,162), including commissions of approximately $38 and $53, to BUCKLER.
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
Note 15 - Subsequent Events

Except as disclosed in Note 10, no subsequent events were identified through the date of filing this Quarterly Report on Form 10-Q.

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
At September 30, 2026 and December 31, 2025, our investments in securities included MBS, issued or guaranteed by a U.S. GSE, such as Fannie Mae, Freddie Mac, or a government agency such as Ginnie Mae (collectively, Agency Securities) and U.S. Treasury Securities. Our investment in securities consist primarily of fixed rate loans. Our charter permits us to invest in MBS backed by fixed rate, hybrid adjustable rate and adjustable rate home loans as well as unsecured notes and bonds issued by GSEs, U.S. Treasuries and money market instruments.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Market and Interest Rate Trends and the Effect on our Securities Portfolio

Third Quarter 2026 Trends
The Middle East conflict that began in late February 2026 significantly increased U.S. interest rate volatility, primarily through its impact on energy markets. As oil prices rose sharply amid concerns over potential supply disruptions, particularly through the Strait of Hormuz, market participants reassessed the inflation outlook and expected path of monetary policy. Immediately before the conflict, futures markets were expecting at least two 25 basis point Federal Reserve rate cuts by year-end 2026; since then, expectations have shifted dramatically, with the Fed raising rates by 25 basis points on September 16, 2026 and markets expecting another 25 basis point hike by year-end. This repricing contributed to a pronounced rise in Treasury yields across the curve and a more challenging technical backdrop for Agency MBS. Although the April ceasefire and mid-June memorandum of understanding between the U.S. and Iran partially reversed the most severe moves in rates, volatility, and mortgage spreads, these measures deteriorated again in the third quarter, in some cases exceeding earlier extremes. ARMOUR expects bouts of elevated volatility to persist until the conflict is more definitively resolved and, accordingly, intends to continue prioritizing risk management during this period of heightened uncertainty.
In 2025, the U.S. administration imposed tariffs on imports from a broad range of trading partners, including Canada, Mexico, member states of the European Union, Japan, and China. In response, several trading partners imposed retaliatory tariffs. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (IEEPA) did not authorize the President to impose the administration’s broad-based tariffs under that statute. The administration subsequently shifted to alternative trade authorities, including a temporary surcharge under Section 122 of the Trade Act of 1974, which expired on July 24, 2026, and more durable measures under Sections 301 and 232 of the Trade Act of 1974. Most notably, the administration imposed new Section 301 tariffs of 10% to 12.5% on imports from 60 economies beginning in late July, while continuing to pursue additional sector- and country-specific tariffs under other statutory authorities. These measures, together with actual and potential retaliatory actions by U.S. trading partners, have contributed to increased uncertainty and volatility in financial markets and interest rates and could continue to do so. Accordingly, ARMOUR expects to continue prioritizing liquidity given the potential for more market volatility and related financial risks.
Federal Reserve and U.S. Treasury Department Actions
At its September 16, 2026 meeting, the Federal Open Market Committee (FOMC) raised the target range for the federal funds rate by 25 basis point to 3.75% to 4.00%, its first rate hike since July 2023. In its statement, the Committee said economic activity continued to expand at a solid pace despite elevated uncertainty, in part related to geopolitical developments. It highlighted strong productivity growth and capital investment, resilient domestic spending, and job gains that have kept pace with the workforce, while the unemployment rate has changed little. The Committee also noted that inflation remains elevated and said their policy action would support a timelier return of inflation to its 2% objective.
At its September 16, 2026 meeting, the Committee also reaffirmed its policy of maintaining ample reserves in the banking system. Consistent with the conclusion of the reduction in its aggregate securities holdings effective December 1, 2025, the Committee directed the Open Market Desk to roll over at auction all principal payments from the Federal Reserve’s Treasury securities holdings and to reinvest all principal payments from its agency debt and agency mortgage-backed securities holdings into Treasury bills. Additionally, the FOMC's reserve management purchase (RMP) program, launched in 2025 with approximately $40 billion per month in short-dated Treasury securities, was reduced to zero in the third quarter of 2026 as reserve levels remained ample and repo markets continued to function smoothly. Looking ahead into the fourth quarter of 2026, a meaningful increase in net bill supply is expected to resume, which could place some pressure on reserves and money-market funding conditions. The New York Fed has indicated that it stands ready to adjust RMPs as needed to maintain ample reserves. A resumption of purchases is expected to help absorb some of the liquidity impact from increased bill issuance and support continued orderly and liquid repo markets. ARMOUR continues to monitor these developments closely, as further changes to the RMP pace or repo market conditions could affect the Company's borrowing environment.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

In the third quarter of 2026, the U.S. Treasury unexpectedly announced that it was “increasing, by at least double” the size of liquidity-support buybacks in longer-dated Treasury securities. The U.S. Treasury subsequently purchased approximately $11.7 billion par amount of 10-year to 30-year nominal coupon Treasury securities in September 2026. These price-sensitive operations were designed to support secondary-market liquidity rather than target a particular level of yields. While these purchases are not expected to have an outright impact on long-end yields, they should provide a marginal source of demand, improve liquidity in less actively traded securities, and help dampen market dislocations during periods of elevated volatility.
Financial markets will likely be highly sensitive to the Fed’s interest rate decisions, its bond purchasing and balance sheet holding decisions, its liquidity operations, as well as its communication. We intend to continue to mitigate risk and maximize liquidity within the scope of our business plan. The agency mortgage-backed securities market remains highly dependent on the future course and timing of the Fed's actions on interest rates and liquidity operations, as well as its purchases and holdings of our target assets.
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
Below is the Fed's target range for the Federal Funds Rate at each Fed meeting where a change was made since 2024.

Meeting Date	Lower Bound	Higher Bound
September 16, 2026	3.75%	4.00%
December 10, 2025	3.50%	3.75%
October 29, 2025	3.75%	4.00%
September 17, 2025	4.00%	4.25%
December 18, 2024	4.25%	4.50%
November 7, 2024	4.50%	4.75%
September 18, 2024	4.75%	5.00%
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following graph shows the effective Federal Funds Rate as compared to SOFR on a monthly basis from September 30, 2024 to September 30, 2026.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Results of Operations

Net Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Interest Income	$83,743	$38,517	$231,276	$107,963
Total Other Income (Loss)	(390,972)	134,018	(446,033)	43,787
Total Expenses after fees waived	(16,517)	(13,276)	(49,024)	(40,767)
Net Income (Loss)	$(323,746)	$159,259	$(263,781)	$110,983
Net Loss for the three and nine months ended September 30, 2026 compared to Net Income for the three and nine months ended September 30, 2025 reflected unrealized losses on our trading securities, partially offset by derivative gains, due to increased interest rate spreads and volatility in the later portion of September 2026. The increase in net interest income reflected income from a larger average securities portfolio and interest expense on a larger average repurchase agreements balance.
Net interest income is a function of the size of and yield earned from our investment portfolio and the size and cost of our repurchase and other financing costs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income	$274,342	$210,182	$787,413	$563,949
Interest Expense	(190,599)	(171,665)	(556,137)	(455,986)
Net Interest Income	$83,743	$38,517	$231,276	$107,963

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following tables detail the factors impacting our net interest income for the three and nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$268,279	$21,346,470	5.03%	$205,876	$16,219,369	5.08%
Cash Equivalents & Treasury Securities	6,063	660,889	3.67%	4,306	443,458	3.88%
Total Interest Income/Average Interest Earning Assets	$274,342	$22,007,359	4.99%	$210,182	$16,662,827	5.05%

Interest-bearing Liabilities:
Repurchase Agreements	(190,599)	19,598,413	(3.89)%	(169,936)	14,841,583	(4.58)%
Treasury Securities Sold Short	—	—	—%	(1,729)	—	—%
Total Interest Expense/Average Interest Bearing Liabilities	$(190,599)	$19,598,413	(3.89)%	$(171,665)	$14,841,583	(4.63)%
Net Interest Income/Net Interest Spread	$83,743		1.10%	$38,517		0.42%
Net Yield on Interest Earning Assets			1.52%			0.92%

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Interest Income (Expense)	Average Balance	Yield/Rate	Interest Income (Expense)	Average Balance	Yield/Rate
Interest-bearing Assets:
Agency Securities, Net of Amortization	$764,683	$20,441,079	4.99%	$554,787	$14,692,363	5.03%
Cash Equivalents & Treasury Securities	22,730	840,521	3.61%	9,162	397,887	3.07%
Total Interest Income/Average Interest Earning Assets	$787,413	$21,281,600	4.93%	$563,949	$15,090,250	4.98%
	—
Interest-bearing Liabilities:
Repurchase Agreements	(556,137)	19,249,143	(3.85)%	(443,366)	12,999,819	(4.55)%
Treasury Securities Sold Short	—	—	—%	(12,620)	336,531	(5.00)%
Total Interest Expense/Average Interest Bearing Liabilities	$(556,137)	$19,249,143	(3.85)%	$(455,986)	$13,336,350	(4.56)%
Net Interest Income/Net Interest Spread	$231,276		1.08%	$107,963		0.42%
Net Yield on Interest Earning Assets			1.45%			0.95%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The yield on our assets is most significantly affected by the rate of repayments on our Agency Securities. The following graph shows the annualized CPR on a monthly basis for the quarterly periods ended on the dates shown below.
Other Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Other Income (Loss):
Gain (Loss) on Agency Securities, trading, net	(1,165,185)	177,108	(1,390,404)	401,910
Gain (Loss) on U.S. Treasury Securities, net	(18,227)	6,197	(39,329)	(9,596)
Gain (Loss) on derivatives, net	792,440	(49,287)	983,700	(348,527)
Total Other Income (Loss)	$(390,972)	$134,018	$(446,033)	$43,787
Three and Nine Months Ended September 30, 2026 vs. Three and Nine Months Ended September 30, 2025
•Gain (Loss) on Agency Securities, trading, net includes mark to market changes in the fair value of our securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(1,126,630) and $(1,358,579) for the three and nine months ended September 30, 2026 compared to $174,573 and $414,683 for the three and nine months ended September 30, 2025.
◦Sales of our Agency Securities, trading resulted in realized gains (losses) of $(38,555) and $(31,825) and $2,535 and $(12,773) for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
◦During the three and nine months ended September 30, 2026, and September 30, 2025, we sold $406,672 and $2,162,969 (inclusive of $67,401 of unsettled sales) and $412,008 and $1,638,221 (inclusive of $296,523 of unsettled sales), respectively, of Agency Securities, trading.

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

•Gain (Loss) on U.S. Treasury Securities, net resulted from the change in fair value of the securities as well as the gain (loss) on sales.
◦The change in fair value of the securities was $(12,890) and $(24,211) and $5,797 and $(9,996), for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
◦During the three and nine months ended September 30, 2026, we sold $95,188 and $586,590 of U.S. Treasury Securities, resulting in a realized loss of $(5,337) and $(15,118), respectively.
•Gain (Loss) on Derivatives resulted from a combination of the following:
◦Changes in fair value due to interest rate movements.
◦Interest rate swap contracts' aggregate notional balance was $16,954,000 at September 30, 2026 and $12,327,000 at December 31, 2025.
◦Our TBA Agency Securities aggregate notional balance was $830,000 at September 30, 2026.
Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses:
Management fees	$13,039	$11,703	$37,793	$33,532
Compensation	1,480	926	3,596	2,626
Other operating	1,998	2,297	7,635	9,559
Total Expenses	$16,517	$14,926	$49,024	$45,717
Less management fees waived	—	(1,650)	—	(4,950)
Total Expenses after fees waived	$16,517	$13,276	$49,024	$40,767
The Company is managed by ACM, pursuant to a management agreement. The management fees are determined based on gross equity raised. Therefore, management fees increase when we raise capital and decline when we repurchase previously issued stock and make liquidation distributions as approved and so designated by a majority of the Board. However, because the management fee rate decreases to 0.75% per annum for gross equity raised in excess of $1.0 billion pursuant to the management agreement, the effective management fee rate declines as equity is raised. The cost of repurchased stock and any dividends specifically designated by the Board as liquidation distributions will reduce the amount of gross equity raised used to calculate the monthly management fee. Realized and unrealized gains and losses do not affect the amount of gross equity raised. At September 30, 2026 and September 30, 2025, the effective management fee was 0.87% and 0.89% (prior to management fees waived) based on gross equity raised of $6,017,634 and $5,362,440, respectively. During the three and nine months ended September 30, 2025 ACM voluntarily waived management fees of $1,650 and $4,950, respectively, (see Note 13 - Related Party Transactions).
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
Realized gains and losses on interest rate contracts and treasury futures terminated before their maturity are deferred and amortized over the remainder of the original term of the contract for REIT taxable income. At September 30, 2026 and December 31, 2025, we had approximately $(139,301) and $(313,284), respectively, of net deductible expense relating to previously terminated interest rate swap and treasury futures/shorts contracts amortizing through the year 2040. At September 30, 2026, we had $257,341 of net operating loss carryforwards available for use indefinitely.
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
The tables below summarize certain characteristics of our investments in securities at September 30, 2026 and December 31, 2025.

September 30, 2026	Principal Amount	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value	CPR (1)	Weighted Average Months to Maturity	Percent of Total
Agency Fixed Rates ≥ 181 months
2.0%	$303,844	$248,321	$(20,345)	$227,976	7.3%	296	1.1%
2.5%	266,440	218,856	(11,346)	207,510	3.9%	309	1.0%
3.0%	744,030	645,635	(38,446)	607,189	5.0%	298	2.9%
3.5%	901,211	859,943	(94,094)	765,849	5.8%	308	3.6%
4.0%	979,344	969,449	(106,906)	862,543	10.1%	308	4.0%
4.5%	2,189,239	2,148,525	(169,477)	1,979,048	6.8%	328	9.3%
5.0%	4,592,366	4,547,308	(272,670)	4,274,638	6.6%	340	20.1%
5.5%	6,241,977	6,280,464	(290,942)	5,989,522	9.2%	336	28.1%
6.0%	3,497,566	3,558,089	(107,175)	3,450,914	13.5%	335	16.2%
6.5%	392,862	404,752	(7,619)	397,133	17.9%	334	1.9%
Other Agency Securities
Agency CMBS	1,302,787	1,308,600	(79,005)	1,229,595	n/a	97	5.8%
Total Agency Securities	$21,411,666	$21,189,942	$(1,198,025)	$19,991,917	8.3%	317	94.0%
TBA Agency Securities (2)
30 Year Long, 5.5%	400,000	393,762	(12,679)	381,083	n/a	n/a	1.8%
30 Year Long, 6.0%	330,000	332,787	(9,559)	323,228	n/a	n/a	1.5%
30 Year Long, 6.5%	100,000	102,613	(2,164)	100,449	n/a	n/a	0.5%
Total TBA Agency Securities	$830,000	$829,162	$(24,402)	$804,760	n/a	n/a	3.8%
U.S. Treasury Securities	$500,000	$498,837	$(24,862)	$473,975	n/a	n/a	2.2%
Total Investment in Securities	$22,741,666	$22,517,941	$(1,247,289)	$21,270,652			100.0%

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

(1)Weighted average CPR during the quarter for the securities owned at September 30, 2026. Negative CPR can occur if payments are not made on the first of the month and the scheduled principal amount is not received.
(2)Our TBA Agency Securities were recorded as derivative instruments in our accompanying consolidated financial statements. Our TBA Agency Securities were reported at a net carrying value of $(24,401), at September 30, 2026 and were reported in Derivatives, at fair value on our consolidated balance sheets (see Note 7 to the consolidated financial statements).

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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

The following tables summarize changes in our investments in securities as of September 30, 2026 and December 31, 2025, excluding TBA Agency Securities (see Note 7 to the consolidated financial statements).

	September 30, 2026		December 31, 2025
	Agency Securities, Trading	U.S. Treasury Securities	Agency Securities, Trading	U.S Treasury Securities	U.S. Treasury Securities Sold Short
Balance, beginning of period	$19,417,640	$598,109	$12,439,414	$—	$(497,234)
Purchases (1)	6,165,650	501,709	9,796,487	1,200,838	504,277
Proceeds from sales	(1,751,196)	(586,590)	(1,634,243)	(603,493)	—
Receivable for unsettled sales	(411,773)	—	—	—	—
Principal repayments	(2,035,765)	—	(1,696,914)	—	—
Gains (losses)	(1,390,404)	(39,329)	514,836	854	(10,844)
Accrued interest payable	—	—	—	—	3,801
Amortization of purchase premium	(2,235)	76	(1,940)	(90)	—
Balance, end of period	$19,991,917	$473,975	$19,417,640	$598,109	$—
Percentage of Portfolio	97.7%	2.3%	97.0%	3.0%
(1)Purchases include cash paid during the period, plus payable for investment securities purchased during the period as of period end.
Repurchase Agreements, net
We have entered into repurchase agreements to finance the majority of our MBS. Our repurchase agreements are secured by our MBS and bear interest at rates that have moved in close relationship to the Federal Funds Rate and SOFR. We have established borrowing relationships with numerous investment banking firms and other lenders, 25 and 22 of which had open repurchase agreements with us at September 30, 2026 and December 31, 2025, respectively. We had outstanding balances under our repurchase agreements, net at September 30, 2026 and December 31, 2025 of $19,379,128 and $17,941,796, respectively. At September 30, 2026 and December 31, 2025, BUCKLER accounted for 49.8% and 47.0% of our aggregate borrowings and had an amount at risk of 8.0% and 7.1%, respectively, of our total stockholders' equity with a weighted average maturity of 9 days and 13 days, respectively, on repurchase agreements (see Note 6 to the consolidated financial statements).
Our repurchase agreements require excess collateral, known as a “haircut.” At September 30, 2026, the average haircut percentage was 2.48% compared to 2.63% at December 31, 2025.
Derivative Instruments
We use various contracts to manage our interest rate risk as we deem prudent in light of market conditions and the associated costs with counterparties that have a high-quality credit rating and with futures exchanges. We generally pay a fixed rate and receive a floating rate with the objective of fixing a portion of our borrowing costs and hedging the change in our book value to some degree. The floating rate we receive is generally the Federal Funds Rate or SOFR. We had contractual commitments under derivatives at September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, we had derivatives with a net fair value of $1,335,805 and $592,241, respectively (see Note 7 to the consolidated financial statements).
At September 30, 2026, we had interest rate swap contracts with an aggregate notional balance of $16,954,000, a weighted average swap rate of 2.93% and a weighted average term of 56 months. At December 31, 2025, we had interest rate swap contracts with an aggregate notional balance of $12,327,000, a weighted average swap rate of 2.44% and a weighted average term of 51 months. We also had TBA Agency Securities with an aggregate notional balance of $830,000 at

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

September 30, 2026. We did not have TBA Agency Securities at December 31, 2025 (see Note 7 to the consolidated financial statements).
The following table details the changes in the fair value of our interest rate swap contracts for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

Interest Swap Contracts	For the Nine Months Ended September 30, 2026	For the Year Ended December 31, 2025
Net Balance, beginning of period	$574,514	$894,715
Net interest rate swap contract payments received	(119,472)	(203,247)
Interest rate swap income accrued	414,764	433,274
Interest rate swap expense accrued	(314,003)	(250,397)
Unrealized gains (losses)	596,457	(368,209)
(Gain) Loss on early terminations	(19,934)	68,378
Net Balance, end of period	$1,132,326	$574,514
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
Although we attempt to structure our derivatives to offset the changes in asset prices, the complexity of the actual and expected prepayment characteristics of the underlying mortgages as well as the volatility in mortgage interest rates relative to U.S. Treasury and interest rate swap contract rates makes achieving high levels of offset difficult. We recognized net (losses) gains related to our derivatives of $792,440 and $983,700 and $(49,287) and $(348,527), for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
As required by the Dodd-Frank Act, the Commodity Futures Trading Commission has adopted rules requiring certain interest rate swap contracts to be cleared through a derivatives clearing organization. We are required to clear certain new interest rate swap contracts. Centrally-cleared interest rate swaps may have higher margin requirements than bilateral interest rate swaps. We have established an account with a futures commission merchant for this purpose. At September 30, 2026 and December 31, 2025, we had $11,873,000 and $7,193,000, respectively, of notional amount of centrally-cleared interest rate swap contracts.
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

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Liquidity and Capital Resources

 At September 30, 2026, our liquidity totaled $1,019,337, consisting of $99,666 of cash and cash equivalents plus $919,671 of unencumbered Agency Securities and U.S. Treasury Securities (including securities received as reverse margin collateral). Our primary sources of funds are borrowings under repurchase arrangements, monthly principal and interest payments on our MBS and cash generated from our operating results.
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
Our primary uses of cash are to purchase MBS, pay interest and principal on our borrowings, fund our operations and pay dividends. From time to time, we purchase or sell assets for forward settlement up to 90 days in the future to lock in purchase prices or sales proceeds. At September 30, 2026 and December 31, 2025, we financed our securities portfolio with $19,379,128 and $17,941,796 of borrowings under repurchase agreements, respectively.
We generally seek to borrow (on a recourse basis) between six and ten times the amount of our total stockholders’ equity. Our debt to equity ratios at September 30, 2026 and December 31, 2025, were 8.24:1 and 7.94:1, respectively. Our leverage ratios, including our TBA Agency Securities, were 8.59:1 and 7.94:1 at September 30, 2026 and December 31, 2025, respectively. Implied leverage, including TBA Securities and forward settling sales and unsettled purchases was 8.41:1 and 8.07:1 at September 30, 2026 and December 31, 2025, respectively.
Securities Portfolio Matters

	For the Nine Months Ended September 30,
	2026	2025
Securities purchased using proceeds from repurchase agreements and principal repayments	$6,667,359	$8,241,506
Average securities portfolio, including TBA Securities	$20,930,288	$15,089,030
Cash received from principal repayments on MBS	$2,035,765	$1,038,458
Net cash increase (decrease) from repurchase agreements	$1,437,332	$5,843,596
Cash interest payments made on liabilities	$759,080	$507,495
Net cash and cash equivalents and cash collateral posted to counterparties provided by operating activities	$420,669	$88,641

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

Other potential sources of liquidity include our automatic shelf registration filed with the SEC, pursuant to which we may offer an unspecified amount of shares of our common stock, preferred stock, warrants, depositary shares and debt securities.
The following tables present our equity transactions for the nine months ended September 30, 2026 and for the year ended December 31, 2025 (see Note 10 and Note 13 to the consolidated financial statements).

Transaction Type	Completion Date	Number of Shares	Per Share price (1)	Net Proceeds (costs)
September 30, 2026
Preferred C ATM Sales Agreement	January 2, 2026 - September 8, 2026	628	$20.70	$13,002
2023 Common stock ATM Sales Agreement	January 6, 2026 - September 14, 2026	36,901	$17.34	$639,739
DRIP shares issued	January 26, 2026 - September 29, 2026	7	$16.51	$112
Common stock repurchased	March 20, 2026 - September 8, 2026	(489)	$14.66	$(7,162)

December 31, 2025
Preferred C ATM Sales Agreement	January 22, 2025 - December 31, 2025	201	$20.50	$4,118
August 2025 Public Offering	August 5, 2025	18,500	$16.14	$298,502
2023 Common stock ATM Sales Agreement	January 2, 2025 - July 30, 2025	32,290	$17.82	$575,554
DRIP shares issued	January 27, 2025 - December 29, 2025	7	$16.59	$111
Common stock repurchased	April 8, 2025 -September 22, 2025	(1,351)	$14.77	$(19,947)
(1)Weighted average price.
Other Contractual Obligations
The Company is managed by ACM, pursuant to a management agreement (see Note 8 and Note 13 to the consolidated financial statements). The management agreement runs through March 31, 2033 and is thereafter automatically renewed for an additional five-year term unless terminated under certain circumstances.
The following table reconciles the fees incurred in accordance with the management agreement for the three and nine months ended September 30, 2026 and September 30, 2025 (see Note 8 to the consolidated financial statements).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
ARMOUR management fees	$13,039	$11,703	$37,793	$33,532
Less management fees waived	—	(1,650)	—	(4,950)
Total management fee expense	$13,039	$10,053	$37,793	$28,582
We adopted the 2009 Stock Incentive Plan (as amended, the “Plan”) to attract, retain and reward directors and other persons who provide services to us in the course of operations. The Plan authorizes the Board to grant awards including common stock, restricted shares of common stock (“RSUs”), stock options, performance shares, performance units, stock appreciation rights and other equity and cash-based awards (collectively, “Awards”), subject to terms as provided in the Plan. At September 30, 2026, there were 383 shares available for future issuance under the Plan.
At September 30, 2026, there was approximately $15,565 of unvested stock based compensation related to the Awards (based on a weighted grant date price of $18.53 per share), which we expect to recognize as an expense as follows: for the remainder of 2026 an expense of $1,006, in 2027 an expense of $3,699, and thereafter an expense of $10,860. Our

ARMOUR Residential REIT, Inc.
Management’s Discussion and Analysis (continued)

policy is to account for forfeitures as they occur. We also pay each of our non-executive Board members quarterly fees, which are payable in cash, common stock, RSUs or a combination of common stock, RSUs and cash at the option of the director. Compensation to be paid to our non-executive Board in the form of cash and common equity is $1,219 annually (see Note 9 to the consolidated financial statements).
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
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities, including classes of preferred stock, common stock and senior or subordinated notes to meet our liquidity requirements. As of the date hereof, we have "at-the-market" offering programs with 2,324 shares of 7.00% Series C Cumulative Redeemable Preferred Stock available under the Preferred C ATM Sales Agreement and 18,360 shares of common stock available under the 2023 Common stock ATM Sales Agreement. In accordance with the terms of these agreements, we may offer and sell shares of stock over a period of time and from time to time, with BUCKLER and other agents as sales agents (see Note 10 to the consolidated financial statements). These liquidity requirements include maturing repurchase agreements, settling TBA Agency Security positions and potentially making net payments on our interest rate swap contracts, and in each case, continuing to meet ongoing margin requirements. Such financing will depend on market conditions for capital raises and for the investment of any proceeds and there can be no assurances that we will successfully obtain any such financing.
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

GLOSSARY OF TERMS
ARMOUR Residential REIT, Inc.

Term	Definition
2023 Common stock ATM Sales Agreement	An equity sales agreement that we entered into on July 26, 2023 with BUCKLER, JonesTrading Institutional Services LLC, Citizens JMP Securities, LLC (formerly JMP Securities LLC), Ladenburg Thalmann & Co. Inc. and B. Riley Securities, Inc., as sales agents, as amended on October 25, 2023 to add StockBlock Securities LLC as a sales agent, as amended on June 20, 2024 to add BTIG, LLC as a sales agent, as amended on August 23, 2024 to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 25,000, as amended on September 20, 2024, to add Janney Montgomery Scott LLC as a sales agent, as amended on February 13, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 15,000, as amended on July 25, 2025, to increase the number of shares of the Company's common stock that may be offered and sold under the agreement by 9,500, as amended on January 28, 2026, to increase the number of shares of our common stock that may be offered and sold under the agreement by 15,000 and to remove Janney as a sales agent, and to add Huntington Securities, Inc. as a sales agent, and as further amended on July 24, 2026, to increase the number of shares of our common stock that may be offered and sold under the agreement by 25,000, pursuant to which we may offer and sell over a period of time and from time to time up to 104,500 shares of our common stock, par value $0.001 per share.
Agency CMBS	Commercial mortgage backed securities.
Agency Securities	Securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae; interests in or obligations backed by pools of fixed rate, hybrid adjustable rate and adjustable rate mortgage loans.
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
The sensitivity analysis tables presented below reflect the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments and net interest income, at September 30, 2026 and December 31, 2025. It assumes that the mortgage spread on our MBS remains constant. Actual interest rate movements over time will likely be different, and such differences may be material. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on ACM’s expectations. Interest rates for interest rate swaps and repurchase agreements are assumed to remain positive. The analysis presented utilized assumptions, models and estimates of ACM based on ACM's judgment and experience.

ARMOUR Residential REIT, Inc.
Market Risk Disclosures (continued)

	Percentage Change in Projected
Change in Interest Rates	Net Interest Income	Portfolio Including Derivatives	Shareholder's Equity
September 30, 2026
1.00%	0.27%	(0.46)%	(4.37)%
0.50%	0.13%	(0.21)%	(2.03)%
(0.50)%	(0.08)%	0.17%	1.57%
(1.00)%	0.06%	0.13%	1.20%

December 31, 2025
1.00%	(6.31)%	(0.99)%	(8.98)%
0.50%	(3.25)%	(0.38)%	(3.44)%
(0.50)%	3.55%	(0.05)%	(0.41)%
(1.00)%	7.46%	(0.59)%	(5.36)%
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
The table below quantifies the estimated changes in the fair value of our securities portfolio and in our stockholders' equity as of September 30, 2026 and December 31, 2025. The estimated impact of changes in spreads is in addition to our interest rate sensitivity presented above. Our securities portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our securities portfolio. Therefore, actual results could differ materially from our estimates.

	September 30, 2026		December 31, 2025
	Percentage Change in Projected		Percentage Change in Projected
Change in MBS spread	Portfolio Value	Shareholders' Equity	Portfolio Value	Shareholders' Equity
+25 BPS	(1.37)%	(12.43)%	(1.16)%	(10.24)%
+10 BPS	(0.55)%	(4.97)%	(0.46)%	(4.10)%
-10 BPS	0.55%	4.97%	0.46%	4.10%
-25 BPS	1.37%	12.43%	1.16%	10.24%

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

Item 4. Controls and Procedures
ARMOUR Residential REIT, Inc.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our third quarter that ended on September 30, 2026. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Internal Control Over Financial Reporting

Our CEO and CFO participated in an evaluation by our management of any changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the third quarter ended September 30, 2026. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
Item 1. Legal Proceedings

During the quarter ended September 30, 2026, there have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10–K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table presents information regarding our repurchases of common stock made during the three months ended September 30, 2026 (in thousands, except per share price).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
July 1, 2026 through July 31, 2026	—	$—	—	5,000
August 1, 2026 through August 31, 2026	—	—	—	—
September 1, 2026 through September 30, 2026	(364)	$14.16	(364)	4,636
Totals	(364)	$14.16	(364)	4,636
(1)All shares were repurchased pursuant to the Common Stock Repurchase Program (see Note 10 to the consolidated financial statements).
(2)Weighted average share price, including fees and commissions.
(3)The Board authorized the Common Stock Repurchase Program, which was announced on December 17, 2012, to initially authorize the Company to repurchase up to $100 million of its outstanding shares of common stock. The Board subsequently amended the repurchase authorization (a) from $100 million shares to 50,000 shares (such number not reflecting the Company's one-for-eight reverse stock split of its common stock or the Company's one-for-five reverse stock split), (b) to 9,000 shares effective in connection with the Company's one-for-eight reverse stock split of its common stock, (c) back up to 9,000 shares (1,800 as adjusted for the Company's one-for-five reverse stock split), (d) up to 2,500 shares and (e) most recently, effective April 21, 2026, up to 5,000 shares. At September 30, 2026 there were 4,636 authorized shares remaining under the current Common Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

PART II. OTHER INFORMATION
ARMOUR Residential REIT, Inc.
Item 5. Other Information

None.
Item 6. Exhibits

Exhibit Index
Exhibit Number	Description

3.1	Articles of Amendment to Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 24, 2026)
10.1
Amendment No. 8, dated July 24, 2026, by and among ARMOUR Residential REIT, Inc. and ARMOUR Capital Management LP, and BUCKLER Securities LLC, B. Riley Securities, Inc., BTIG, LLC, Citizens JMP Securities, LLC, JonesTrading Institutional Services LLC, Ladenburg Thalmann & Co. Inc., StockBlock Securities LLC, and Huntington Securities, Inc. (Incorporated by reference to Exhibit 1.1 to ARMOUR's Current Report on Form 8-K filed with the SEC on July 24, 2026).

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

October 21, 2026	ARMOUR RESIDENTIAL REIT, INC.

/s/ Gordon M. Harper
Gordon M. Harper
Chief Financial Officer, Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer